Form 10-Q
period 2012-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2012-11-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
 _________________________________________
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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 31, 2012 was 439,145,132.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$7,026	$6,632	$20,758	$19,667
Costs and Expenses
Cost of products sold	5,140	4,793	15,394	14,298
Selling and administrative expenses	527	477	1,514	1,446
Depreciation, amortization and cost of timber harvested	383	335	1,111	1,011
Distribution expenses	403	352	1,198	1,053
Taxes other than payroll and income taxes	39	33	124	111
Restructuring and other charges	33	49	88	84
Net (gains) losses on sales and impairments of businesses	18	82	89	219
Interest expense, net	163	130	503	403
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	320	381	737	1,042
Income tax provision (benefit)	130	(84)	257	157
Equity earnings (losses), net of taxes	34	—	52	117
Earnings (Loss) From Continuing Operations	224	465	532	1,002
Discontinued operations, net of taxes	14	—	35	49
Net Earnings (Loss)	238	465	567	1,051
Less: Net earnings (loss) attributable to noncontrolling interests	1	(3)	8	10
Net Earnings (Loss) Attributable to International Paper Company	$237	$468	$559	$1,041
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.51	$1.08	$1.20	$2.30
Discontinued operations, net of taxes	0.03	—	0.08	0.11
Net earnings (loss)	$0.54	$1.08	$1.28	$2.41
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.51	$1.08	$1.19	$2.27
Discontinued operations, net of taxes	0.03	—	0.08	0.11
Net earnings (loss)	$0.54	$1.08	$1.27	$2.38
Average Shares of Common Stock Outstanding – assuming dilution	439.8	435.2	439.7	436.7
Cash Dividends Per Common Share	$0.2625	$0.2625	$0.7875	$0.7125
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$223	$468	$524	$992
Discontinued operations, net of taxes	14	—	35	49
Net earnings (loss)	$237	$468	$559	$1,041
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Earnings (Loss)	$238	$465	$567	$1,051
Other Comprehensive Income, Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	48	35	146	104
Non-U.S. plans	—	4	—	4
Pension and postretirement liability adjustments:
U.S. plans	4	—	28	—
Change in cumulative foreign currency translation adjustment	114	(764)	(161)	(370)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	7	(59)	13	(49)
Reclassification adjustment for (gains) losses included in net earnings (loss)	4	6	17	1
Total Other Comprehensive Income (Loss), Net of Tax	177	(778)	43	(310)
Comprehensive Income (Loss)	415	(313)	610	741
Net (earnings) loss attributable to noncontrolling interests	(1)	3	(8)	(10)
Other comprehensive (income) loss attributable to noncontrolling interests	(12)	(1)	3	(4)
Comprehensive Income (Loss) Attributable to International Paper Company	$402	$(311)	$605	$727
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,275	$3,994
Accounts and notes receivable, net	3,699	3,486
Inventories	2,667	2,320
Deferred income tax assets	512	296
Assets of businesses held for sale	613	196
Other current assets	227	164
Total Current Assets	8,993	10,456
Plants, Properties and Equipment, net	13,923	11,817
Forestlands	618	660
Investments	870	657
Financial Assets of Special Purpose Entities (Note 12)	2,103	—
Goodwill	4,406	2,346
Deferred Charges and Other Assets	1,648	1,082
Total Assets	$32,561	$27,018
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$413	$719
Accounts payable	2,690	2,500
Accrued payroll and benefits	497	467
Liabilities of businesses held for sale	63	43
Other accrued liabilities	1,334	1,009
Total Current Liabilities	4,997	4,738
Long-Term Debt	10,048	9,189
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	2,035	—
Deferred Income Taxes	3,782	2,497
Pension Benefit Obligation	2,597	2,375
Postretirement and Postemployment Benefit Obligation	463	476
Other Liabilities	1,294	758
Equity
Common stock, $1 par value, 2012 – 438.9 shares and 2011 – 438.9 shares	439	439
Paid-in capital	5,974	5,908
Retained earnings	3,561	3,355
Accumulated other comprehensive loss	(2,959)	(3,005)
	7,015	6,697
Less: Common stock held in treasury, at cost, 2012 – 0.3 shares and 2011 – 1.9 shares	9	52
Total Shareholders’ Equity	7,006	6,645
Noncontrolling interests	339	340
Total Equity	7,345	6,985
Total Liabilities and Equity	$32,561	$27,018
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net earnings	$567	$1,051
Discontinued operations, net of taxes	(35)	(49)
Earnings (loss) from continuing operations	532	1,002
Depreciation, amortization and cost of timber harvested	1,111	1,011
Deferred income tax provision, net	192	35
Restructuring and other charges	88	84
Pension plan contribution	(44)	—
Net (gains) losses on sales and impairments of businesses	89	219
Equity (earnings) losses, net	(52)	(117)
Periodic pension expense, net	256	146
Other, net	(66)	133
Changes in current assets and liabilities
Accounts and notes receivable	226	(502)
Inventories	23	(85)
Accounts payable and accrued liabilities	(125)	13
Interest payable	65	43
Other	(21)	56
Cash Provided By (Used For) Operations – Continuing Operations	2,274	2,038
Cash Provided By (Used For) Operations – Discontinued Operations	(20)	—
Cash Provided By (Used For) Operations	2,254	2,038
Investment Activities
Invested in capital projects	(1,001)	(725)
Acquisitions, net of cash acquired	(3,734)	(3)
Proceeds from divestitures	474	50
Equity investment in Ilim	(45)	—
Escrow arrangement for acquisition	—	(139)
Other	(115)	(76)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(4,421)	(893)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	(61)	—
Cash Provided By (Used For) Investment Activities	(4,482)	(893)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(35)	(30)
Issuance of common stock	60	—
Issuance of debt	2,052	172
Reduction of debt	(2,123)	(284)
Change in book overdrafts	(52)	(27)
Dividends paid	(344)	(312)
Other	(38)	(9)
Cash Provided By (Used For) Financing Activities	(480)	(490)
Effect of Exchange Rate Changes on Cash	(11)	(6)
Change in Cash and Temporary Investments	(2,719)	649
Cash and Temporary Investments
Beginning of period	3,994	2,073
End of period	$1,275	$2,722
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1	–BASIS OF PRESENTATION
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
The elimination of the one-quarter reporting lag for Ilim had the following impact:
Consolidated Statement of Operations

In millions	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Equity earnings (loss)	$(50)	$(43)
Earnings (loss) from continuing operations	(50)	(43)
Net earnings (loss) attributable to International Paper Company	(50)	(43)
Basic earnings (loss) per share from continuing operations	(0.12)	(0.10)
Basic net earnings (loss) per share	(0.12)	(0.10)
Diluted earnings (loss) per share from continuing operations	(0.11)	(0.10)
Diluted net earnings (loss) per share	(0.11)	(0.10)
Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25

NOTE 2	– RECENT ACCOUNTING DEVELOPMENTS
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

NOTE 3 - EQUITY
A summary of the changes in equity for the nine-month periods ended September 30, 2012 and 2011 is provided below:

	Nine Months Ended September 30,
	2012			2011
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,645	$340	$6,985	$6,875	$250	$7,125
Issuance of stock for various plans, net	144	—	144	81	—	81
Repurchase of stock	(35)	—	(35)	(30)	—	(30)
Common stock dividends ($0.7875 per share in 2012 and $0.7125 per share in 2011)	(353)	—	(353)	(312)	—	(312)
Dividends paid to noncontrolling interests by subsidiary	—	(4)	(4)	—	(4)	(4)
Acquisition of noncontrolling interests	—	(2)	(2)	—	—	—
Comprehensive income (loss)	605	5	610	727	14	741
Ending Balance	$7,006	$339	$7,345	$7,341	$260	$7,601

NOTE 4	– EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2012	2011	2012	2011
Earnings (loss) from continuing operations	$223	$468	$524	$992
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$223	$468	$524	$992
Average common shares outstanding	435.1	432.3	434.7	432.2
Effect of dilutive securities (a)
Restricted stock performance share plan	4.7	2.9	5.0	4.5
Stock options (b)	—	—	—	—
Average common shares outstanding – assuming dilution	439.8	435.2	439.7	436.7
Basic earnings (loss) from continuing operations per common share	$0.51	$1.08	$1.20	$2.30
Diluted earnings (loss) from continuing operations per common share	$0.51	$1.08	$1.19	$2.27

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 10.7 million shares and 16.9 million shares for the three months ended September 30, 2012 and 2011, respectively, and options to purchase 9.4 million shares and 16.9 million shares for the nine months ended September 30, 2012 and 2011, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 5	– RESTRUCTURING CHARGES
2012: During the three months ended September 30, 2012, restructuring and other charges totaling $33 million before taxes ($24 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$13	$8
xpedx restructuring	8	4
EMEA packaging restructuring	16	11
Other	(4)	1
Total	$33	$24
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
2011: During the three months ended September 30, 2011, restructuring and other charges totaling $49 million before taxes ($32 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$18	$13
APPM acquisition	16	10
Temple-Inland merger agreement	8	5
Shorewood	6	4
Other	1	—
Total	$49	$32

During the three months ended June 30, 2011, restructuring and other charges totaling a gain of $10 million before taxes (a gain of $7 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$10	$6
Franklin, Virginia mill closure costs	(21)	(13)
Other	1	—
Total	$(10)	$(7)
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
Acquisitions
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within four months of closing (with the possibility of two 30-day extensions). On May 4, 2012, the Final Judgment, as proposed, was entered by the Court. On June 7, 2012, the DOJ granted the Company an extension of time until July 10, 2012 to complete the divestitures. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 7 for further details.

The following summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of February 13, 2012.

In millions
Accounts and notes receivable	$468
Inventory	484
Deferred income tax assets – current	217
Other current assets	57
Plants, properties and equipment	2,866
Financial assets of special purpose entities	2,091
Goodwill	2,207
Other intangible assets	602
Deferred charges and other assets	261
Total assets acquired	9,253
Notes payable and current maturities of long-term debt	130
Accounts payable and accrued liabilities	681
Long-term debt	527
Nonrecourse financial liabilities of special purpose entities	2,030
Deferred income tax liability	1,291
Pension benefit obligation	338
Postretirement and postemployment benefit obligation	99
Other liabilities	423
Total liabilities assumed	5,519
Net assets acquired	$3,734

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
The identifiable intangible assets acquired in connection with the Temple-Inland acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer relationships	$456	12-17 years
Developed technology	7	5-10 years
Tradenames	103	Indefinite
Favorable contracts	10	4-7 years
Non-compete agreement	26	2 years
Total	$602
In connection with the purchase price allocation, inventories were written up by approximately $20 million before taxes ($12 million after taxes) to their estimated fair value. As the related inventories were sold in the 2012 first quarter, this amount was expensed in Cost of products sold for the quarter.

Additionally, Selling and administrative expenses for the three months and nine months ended September 30, 2012 included $58 million ($34 million after taxes) and $136 million ($89 million after taxes), respectively, in charges for integration costs associated with the acquisition.
The following unaudited pro forma information for the nine months ended September 30, 2012 and 2011 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred as of January 1, 2011. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2011, nor is it necessarily indicative of future results.

	Nine Months Ended September 30,
In millions, except per share amounts	2012	2011
Net sales	$21,050	$22,616
Earnings (loss) from continuing operations (1)	519	856
Net earnings (loss) (1)	546	895
Diluted earnings (loss) from continuing operations per common share (1)	1.18	1.96
Diluted net earnings (loss) per common share (1)	1.24	2.04

(1)	Attributable to International Paper Company common shareholders.
2011: On October 14, 2011, International Paper completed the acquisition of a 75% interest in The Andhra Pradesh Paper Mills Limited (APPM). The Company purchased 53.5% of APPM from controlling shareholders for a purchase price of $226 million in cash plus assumed debt from private investors. These controlling shareholders also entered into a covenant not to compete for which they received a cash payment of $58 million. Additionally, the Company purchased a 21.5% stake of APPM in a public tender offer completed on October 8, 2011 for approximately $105 million in cash.
In November 2011, International Paper appealed a directive from the Securities and Exchange Board of India (SEBI) that would require us to pay to the tendering shareholders the equivalent per share value of the non-compete payment that was paid to the previous controlling shareholders. The Company has deposited approximately $25 million into an escrow account to fund the additional non-compete payment in the event SEBI’s direction is ultimately upheld. By an order dated September 12, 2012, the Indian Securities Appellate Tribunal (SAT) upheld the SEBI directive. As a result of this initial unfavorable ruling, International Paper has included the $25 million escrowed cash amount in the final purchase price consideration of APPM. This adjustment to APPM's purchase price increased Goodwill in the third quarter, after effects of foreign exchange fluctuations, by $21 million. On October 8, 2012, International Paper appealed the SAT's decision to the Indian Supreme Court.
The following table summarizes the allocation of the purchase price to the fair value of assets and liabilities acquired as of October 14, 2011.

In millions
Cash and temporary investments	$3
Accounts and notes receivable, net	7
Inventory	43
Other current assets	13
Plants, properties and equipment	352
Goodwill	138
Deferred tax asset	4
Other intangible assets	91
Other long-term assets	1
Total assets acquired	652
Accounts payable and accrued liabilities	67
Long-term debt	47
Other liabilities	11
Deferred tax liability	90
Total liabilities assumed	215
Noncontrolling interest	37
Net assets acquired	$400
The purchase price allocation was finalized in the third quarter of 2012.
The identifiable intangible assets acquired in connection with the APPM acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Non-compete agreement	$58	6 years
Tradename	20	Indefinite
Fuel supply agreements	5	2 years
Power purchase arrangements	5	5 years
Wholesale distribution network	3	18 years
Total	$91
Pro forma information related to the acquisition of APPM has not been included as it does not have a material effect on the Company’s consolidated results of operations.

Joint Ventures
In September 2012, International Paper announced that it had entered into an agreement with H.Ö. Sabanci Holdings A.Ş. to purchase Sabanci's stake in Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.Ş. (Olmuksa) for approximately $56 million (based on the foreign exchange rate at the date the agreement was announced). The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2013. Olmuksa is a current joint venture of Sabanci and International Paper in Turkey, with International Paper already holding a percentage of Olmuksa's outstanding shares. Because the transaction will result in International Paper taking majority control of Olmuksa, its completion will trigger a mandatory call for tender of the remaining public shares. International Paper currently accounts for its investment in Olmuksa using the equity method of accounting. This transaction, once finalized, will result in International Paper taking majority control of the joint venture. Once we obtain majority control of Olmuksa, its financial results will be consolidated within our Industrial Packaging segment.
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
Discontinued Operations
2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business and is currently marketing the sale, which is probable of being closed. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $613 million at September 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at September 30, 2012. The liabilities of this business, totaling$63 million at September 30, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at September 30, 2012.
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
Other Divestitures and Impairments
2012: As referenced in Note 6, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During the three months ended September 30, 2012, the Company recorded a pre-tax charge of $19 million ($49 million after taxes) for additional costs associated with the divestiture of its Ontario and Oxnard (Hueneme), California containerboard mills and its New Johnsonville, Tennessee containerboard mill. Also during the three months ended September 30, 2012, a net gain of $1 million, before and after taxes, was recorded for other items.
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

NOTE 8	– SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Temporary Investments

In millions	September 30, 2012	December 31, 2011
Temporary investments	$889	$2,904

Accounts and Notes Receivable

In millions	September 30, 2012	December 31, 2011
Accounts and notes receivable, net:
Trade	$3,485	$3,039
Other	214	447
Total	$3,699	$3,486
Inventories

In millions	September 30, 2012	December 31, 2011
Raw materials	$393	$368
Finished pulp, paper and packaging	1,673	1,503
Operating supplies	530	390
Other	71	59
Total	$2,667	$2,320
Depreciation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Depreciation expense	$347	$319	$1,045	$961
Valuation Accounts
Certain valuation accounts were as follows:

In millions	September 30, 2012	December 31, 2011
Accumulated depreciation	$18,777	$18,591
Allowance for doubtful accounts	118	126

There was no material activity related to asset retirement obligations during either of the nine months ended September 30, 2012 or 2011.
Interest
Cash payments related to interest were as follows:

	Nine Months Ended September 30,
In millions	2012	2011
Interest payments	$496	$415
Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Interest expense (a)	$197	$144	$559	$444
Interest income (a)	34	14	56	41
Capitalized interest costs	10	6	29	14

(a)
Interest expense and interest income exclude approximately $15 million and $35 million for the three months and nine months ended September 30, 2012, respectively, and $13 million and $39 million for the three months and nine months ended September 30, 2011, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

Postretirement Benefit Expense
The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Service cost	$1	$—	$2	$1
Interest cost	5	5	15	16
Actuarial loss	3	2	8	7
Amortization of prior service credit	(8)	(6)	(22)	(19)
Net postretirement benefit expense	$1	$1	$3	$5

NOTE 9	– GOODWILL AND OTHER INTANGIBLES
The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2012:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Distribution	Total
Balance as of January 1, 2012
Goodwill	$1,157		$2,439		$1,779		$400	$5,775
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
	1,157		674		115		400	2,346
Reclassifications and other (b)	—		(35)		—		—	(35)
Additions/reductions	2,089	(c)	3	(d)	3	(e)	—	2,095
Balance as of September 30, 2012
Goodwill	3,246		2,407		1,782		400	7,835
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
Total	$3,246		$642		$118		$400	$4,406

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)
Represents the acquisition of Temple-Inland, net of amounts written off related to the divestiture of two Temple-Inland Mills (Ontario, California and New Johnsonville, Tennessee) and one International Paper mill (Oxnard (Hueneme), California).

(d)
Reflects an increase related to a purchase price adjustment for Andhra Pradesh Paper Mills in India partially offset by a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the impact of the change in estimate of the contributed land in the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China entered into in 2011.

OTHER INTANGIBLES
Identifiable intangible assets comprised the following:

	September 30, 2012		December 31, 2011
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$567	$107	$227	$82
Non-compete agreements	92	26	72	19
Tradenames, patents and trademarks	143	29	51	21
Land and water rights	64	5	60	3
Fuel and power agreements	20	12	30	16
Software	22	22	37	29
Other	37	15	27	13
Total	$945	$216	$504	$183
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Amortization expense related to intangible assets	$28	$8	$43	$25

NOTE 10 – INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Nine Months Ended September 30,
In millions	2012	2011
Income tax payments (refunds)	$41	$10
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2012:

In millions	Unrecognized Tax Benefits		Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2011	$(857)		$(88)
Activity for three months ended March 31, 2012	(119)	(a)	(10)
Activity for three months ended June 30, 2012	(5)		—
Activity for three months ended September 30, 2012	2		1
Balance at September 30, 2012	$(979)		$(97)

(a)	This activity primarily relates to the unrecognized tax benefits and related accrued interest and penalties assumed as part of the acquisition of Temple-Inland.
The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $855 million during the next 12 months and approximately $820 million of this reduction will positively impact the effective rate.
Included in the Company’s income tax provisions (both continuing and discontinued operations) for the nine months ended September 30, 2012 and 2011, are $81 million and $276 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2012	2011
Special items and other charges:
Restructuring and other charges	$(87)	$(266)
Tax-related adjustments:
Temple-Inland acquisition	3	—
State tax adjustments	—	5
Expired tax contingency reserves	—	(15)
Mexican business restructuring	3	—
Income tax provision (benefit) related to special items and discontinued operations	$(81)	$(276)
NOTE 11 – COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $95 million in the aggregate.
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
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $45 million. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by more than 200 plaintiffs seeking damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. The allegations are similar to those in three suits filed against the same defendants in July and August 2012 in Harris, Chambers, and Galveston Counties. Each of these three suits was withdrawn by the plaintiffs soon after filing. This case is newly filed and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states have each given a notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. To date, we have settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Department of Wildlife and Fisheries (LDWF). However, on September 10, 2012, the settlement with the LDWF for restitution damages related to the Bogalusa Incident was vacated by a state district court. We believe the settlement is valid and are appealing the court's ruling. The LDEQ has not yet levied a civil enforcement penalty. Such a penalty is expected, however, and is likely to exceed $1 million, but is not expected to be material. The U.S. Attorney’s Office in New Orleans also initiated a criminal investigation into the Bogalusa Incident. A tentative plea agreement, subject to court approval, has been reached with the U.S. Attorney's Office. The agreement would provide for the payment of fines, the aggregate amount of which is not expected to be material.
Temple-Inland (or its affiliates) is a defendant in 24 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. One case is the LDWF suit discussed above filed by the district attorney for Washington Parish. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. The parties still must negotiate a settlement agreement containing mutually acceptable terms and conditions and any such proposed agreement would be subject to various approvals, including by the Louisiana federal court. In any event, however, we do not believe that a material loss is probable in this litigation.
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
The Company’s subsidiary, Temple-Inland, is a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidation trustee for Guaranty Financial Group, Inc., Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleges, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserts various claims related to the failure. Among the claims made are alleged breaches of fiduciary duties by the individual defendants and Temple-Inland related to (1) Guaranty Financial Group’s payment of dividends in 2006 and early 2007 and (2) Guaranty Financial Group’s transfers of real property to subsidiaries of Temple-Inland for allegedly inadequate consideration in December 2005 and in late 2007. Claims are also made against Temple-Inland based on allegations that those transactions were fraudulent transfers. In March, all defendants in the lawsuit filed answers to the complaint denying all claims asserted against them.
We continue to believe that the claims asserted in the Tepper case are without merit and remain prepared to defend them vigorously. Nonetheless, without admitting any liability with respect to such claims, in October 2012, we entered into a settlement with the liquidation trustee and the Federal Deposit Insurance Corporation (FDIC) to resolve this litigation. The settlement agreement, which is conditioned upon and subject to court approval, would resolve all claims related to the spin-off and subsequent failure of Guaranty Bank that have been or could be asserted by the trustee or the FDIC, in its capacity as Receiver of Guaranty Bank, against Temple-Inland and its affiliates or any of its former officers, directors or employees. In exchange for this full release from liability, Temple-Inland has agreed to release certain bankruptcy-related claims it and other defendants have asserted in the Guaranty Financial Group bankruptcy, and to make $80 million in payments ($38 million to the trustee and $42 million to the FDIC). In anticipation of this agreement and based on a May 2012 preliminary settlement agreement with the liquidation trustee, in the second quarter of 2012, we established a purchase price accounting reserve relating to this matter in this same amount. As noted below and as previously reported, we are seeking to recover a portion of this settlement amount from insurers.
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
Each of the individual defendants in both the Tepper litigation and the North Port litigation has requested advancement of their costs of defense from Temple-Inland and has asserted a right to indemnification by Temple-Inland. We believe that all or part of these defense costs, a portion of the settlement amount in the Tepper litigation and any potential damages awarded against the individual defendants in the North Port litigation and covered by any Temple-Inland indemnity would be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.
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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2012 and the year ended December 31, 2011.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes. Provisions of certain loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating at or above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution or for one of the letter of credit banks, collateral must be posted. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced banks that fell below the specified threshold.
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.2 billion of International Paper debt obligations held by these Entities at September 30, 2012 and December 31, 2011. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $93 million and $92 million at September 30, 2012 and December 31, 2011, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $66 million and $38 million is included in Notes payable and current maturities of long-term debt at September 30, 2012 and December 31, 2011, respectively.
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
On June 21, 2012, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of BNP Paribas, which issues letters of credit that support $707 million of Timber Notes, below the specified threshold. The relevant parties agreed to extend the deadline for the replacement letters of credit. The Company expects the replacement will be completed in the fourth quarter of 2012.
Activity between the Company and the Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Revenue (a)	$15	$14	$35	$39
Expense (a)	28	20	68	59
Cash receipts (b)	21	14	36	28
Cash payments (c)	47	39	87	79

(a)
The net expense related to the Company’s interest in the Entities is included in the accompanying consolidated statement of operations, as International Paper has and intends to affect its legal right to offset as discussed above.

(b)	The cash receipts are equity distributions from the Entities to International Paper.

(c)	The semi-annual payments are related to interest on the associated debt obligations discussed above.
Based on an analysis of the Entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the Entities, and therefore, does not consolidate its investments in these entities. It was also determined that the source of variability in the structures is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.
International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the nine months ended September 30, 2012 and the year ended December 31, 2011.
Activity between the Company and the 2001 financing entities was as follows:

In millions	Nine Months Ended September 30, 2011
Revenue (a)	$1
Expense (a)	3
Cash receipts (b)	—
Cash payments (c)	3

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
Activity between the Company and the 2002 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Revenue (a)	$—	$—	$—	$2
Expense (b)	—	—	—	3
Cash receipts (c)	—	15	252	16
Cash payments (d)	—	15	159	68

(a)	The revenue is included in Equity earnings (losses) in the accompanying consolidated statement of operations.

(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.

(c)	The cash receipts are principal and interest from the maturity of a portion of the 2002 Monetized Notes.

(d)	The cash payments include both interest and principal on the associated debt obligations.
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
During the three months ended March 31, 2012, approximately $111 million of the 2002 Monetized Notes matured. In May 2012, the remaining $141 million of 2002 Monetized Notes matured. As a result of these maturities, Accounts and notes receivable, net decreased $252 million and Notes payable and current maturities of long-term debt decreased $158 million. Deferred tax liabilities associated with the 2002 forestlands sales decreased $67 million. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.
The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.
In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned, indirect subsidiaries of International Paper.
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be

$2.09 billion. As a result of this analysis, Financial assets of special purpose entities decreased by $292 million and Goodwill increased by the same amount. As of September 30, 2012, the fair value of the notes was $2.16 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As a result of this analysis, Nonrecourse financial liabilities of special purpose entities decreased by $110 million and Goodwill decreased by the same amount. As of September 30, 2012, the fair value of this debt was $2.08 billion.
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
On June 21, 2012, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of Barclays Bank PLC, which issued letters of credit that support approximately $500 million of the 2007 Monetized Notes, below the specified threshold. The relevant parties agreed to extend the deadline for the replacement letters of credit and then, on August 16, 2012, these letters of credit were successfully replaced by another qualifying institution. Fees of $6 million were incurred in connection with this replacement.
Activity between the Company and the 2007 financing entities was as follows:

In millions	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenue (a)	$15	$21
Expense (b)	11	20
Cash receipts (c)	3	10
Cash payments (d)	6	16

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes $12 million of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $5 million of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Based on an analysis performed by the Company after the purchase of Temple-Inland and completed in the third quarter of 2012, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was not the primary beneficiary of the buyer's special purpose entities that purchased the timberlands from Temple-Inland and therefore, should not consolidate the buyer's special purpose entities financial results as was historically shown by Temple-Inland. As a result of this determination, as of September 30, 2012, Financial assets of special purpose entities and Noncontrolling interests were both reduced by approximately $92 million in the accompanying consolidated balance sheet since the second quarter of 2012.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of September 30, 2012, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $4 million for each of the nine months ended September 30, 2012 and 2011. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 13 – DEBT
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Early debt reductions (a)	$611	$—	$1,047	$129
Pre-tax early debt extinguishment costs (b)	13	—	27	32

(a)
Reductions related to notes with interest rates ranging from 1.625% to 6.95% with original maturities from 2017 to 2023 for the three months ended September 30, 2012, and from 1.625% to 7.95% with original maturities from 2012 to 2023 and from 6.2% to 9.375% with original maturities from 2018 to 2025 for the nine months ended September 30, 2012 and 2011, respectively.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. As of September 30, 2012, International Paper has repaid $1 billion on the $1.2 billion term loan. In October 2012, International Paper made a $200 million payment to fully repay the $1.2 billion term loan.
In June 2012, International Paper borrowed $225 million under the receivable securitization facility acquired from Temple-Inland with an interest rate of 0.224% plus a margin of 70 basis points. The borrowings under this receivable securitization facility were repaid in July 2012.
At September 30, 2012, the fair value of International Paper’s $10.5 billion of debt was approximately $12.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
In the second quarter of 2012, the Company added zero-cost collar option contracts to its portfolio to manage its exposure to U.S. dollar / Brazilian real exchange rates. These zero-cost collar instruments qualify as cash flow hedges of certain forecasted transactions denominated in U.S. dollars. The effective portion of the changes in fair value of these instruments is reported in Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2012		December 31, 2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell/Buy; denominated in sell notional): (a)
British pounds / Brazilian real – Forward	19		26
European euro / Brazilian real – Forward	18		16
European euro / Polish zloty – Forward	154		233
U.S. dollar / Brazilian real – Forward	300		344
U.S. dollar / Brazilian real – Zero-cost collar	18		—
U.S. dollar / European euro – Forward	—		13
Natural gas contracts (in MMBTUs)	—		3
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	276		904
Thai baht / U.S. dollar	225		—
U.S. dollar / Turkish lira	56		—
Interest rate contracts (in USD)	150	(c)	150	(c)

(a)	These contracts had maturities of 3 years or less as of September 30, 2012.

(b)	These contracts had maturities of 1 year or less as of September 30, 2012.

(c)	$150 million floating-to-fixed interest rate swap notional offsets the embedded derivative.
The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Nine Months Ended September 30,
In millions	2012	2011
Foreign exchange contracts	$14	$(47)
Fuel oil contracts	—	2
Natural gas contracts	(1)	(4)
Total	$13	$(49)
During the next 12 months, the amount of the September 30, 2012 AOCI balance, after tax, that will be reclassified to earnings is a loss of $12 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(4)	$(2)	$(10)	$10	Cost of products sold
Fuel oil contracts	—	1	—	4	Cost of products sold
Natural gas contracts	—	(5)	(7)	(15)	Cost of products sold
Total	$(4)	$(6)	$(17)	$(1)

	Gain (Loss) Recognized in Income						Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2012	2011		2012	2011
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$(17)		$—	$(10)		Interest expense, net
Debt	—	17		—	10		Interest expense, net
Total	$—	$—		$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$1	$—		$(2)	$—		Cost of products sold
Embedded Derivatives	(1)	(1)		(3)	(2)		Interest expense, net
Foreign exchange contracts	—	(9)	(a)	(1)	(16)	(a)	Cost of products sold
Interest rate contracts	5	1		17	2		Interest expense, net
Total	$5	$(9)		$11	$(16)

(a)	Premium costs of $5 million in connection with the acquisition of APPM are included in Restructuring and other charges in the accompanying consolidated statement of operations.
The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2012			2011
In millions	Issued	Terminated	Undesignated	Issued		Terminated		Undesignated
Third Quarter	$—	$—	$—	$—		$464	(b)	$—
Second Quarter	—	—	—	100	(a)	—		—
First Quarter	—	—	—	100	(a)	—		—
Total	$—	$—	$—	$200		$464		$—

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.

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
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:
Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$5	(a)	$—		$30	(d)	$53	(f)
Natural gas contracts – cash flow	—		—		—		10	(e)
Total derivatives designated as hedging instruments	$5		$—		$30		$63
Derivatives not designated as hedging instruments
Embedded derivatives	2	(b)	5	(c)	—		—
Foreign exchange contracts	—		1	(b)	1	(e)	—
Interest rate contracts	—		—		2	(e)	5	(g)
Total derivatives not designated as hedging instruments	$2		$6		$3		$5
Total derivatives	$7		$6		$33		$68

(a)	Includes $3 million in Other current assets and $2 million in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $25 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(f)	Includes $32 million recorded in Other accrued liabilities and $21 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $28 million and $67 million as of September 30, 2012 and December 31, 2011, respectively. The Company was not required to post any collateral as of September 30, 2012 or December 31, 2011. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Service cost	$38	$31	$113	$91
Interest cost	154	136	452	408
Expected return on plan assets	(190)	(178)	(563)	(535)
Actuarial loss	76	53	230	159
Amortization of prior service cost	8	7	24	23
Net periodic pension expense	$86	$49	$256	$146
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made a $44 million contribution to its pension plan in June 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2012. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $81 million for the nine months ended September 30, 2012.
NOTE 16 – STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. As of September 30, 2012, 19.1 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Total stock-based compensation expense (selling and administrative)	$26	$20	$70	$69
Income tax benefits related to stock-based compensation	—	—	40	33
At September 30, 2012, $112 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Expected volatility	28.39% - 55.33%	28.39% - 55.33%
Risk-free interest rate	0.12% - 0.42%	0.12% - 0.42%
The following summarizes the activity for PSP for the nine months ended September 30, 2012:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	8,060,059	$22.83
Granted	3,641,911	31.57
Shares Issued (a)	(2,862,314)	16.80
Forfeited	(154,084)	28.95
Outstanding at September 30, 2012	8,685,572	$28.37

(a)	Includes 63,745 shares/units held for payout at the end of the performance period.
Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted represent replacement options from a stock swap.

A summary of option activity under the plan as of September 30, 2012 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	15,556,786	$38.13
Granted	2,513	35.94
Exercised	(1,887,878)	32.83
Expired	(2,940,525)	41.22
Outstanding at September 30, 2012	10,730,896	$38.21	1.27	$500
All options were fully vested and exercisable as of September 30, 2012.

Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2012:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	128,917	$27.86
Granted	88,715	31.91
Shares Issued	(24,250)	26.88
Forfeited	(5,000)	28.91
Outstanding at September 30, 2012	188,382	$29.87
NOTE 17 – INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.
Sales by industry segment for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Industrial Packaging	$3,335	$2,660	$9,900	$7,920
Printing Papers	1,580	1,550	4,650	4,665
Consumer Packaging	765	955	2,355	2,805
Distribution	1,535	1,710	4,510	5,005
Corporate and Intersegment Sales	(189)	(243)	(657)	(728)
Net Sales	$7,026	$6,632	$20,758	$19,667

Operating profit by industry segment for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2012		2011		2012		2011
Industrial Packaging	$255	(1)	$293	(5)	$730	(1)	$841	(5)
Printing Papers	202	(2)	239	(6)	452	(2)	683	(6)
Consumer Packaging	67	(3)	30	(7)	227	(3)	97	(7)
Distribution	15	(4)	9	(8)	18	(4)	18	(8)
Operating Profit	539		571		1,427		1,639
Interest expense, net	(163)		(130)		(503)		(403)
Noncontrolling interests/equity earnings adjustment (9)	—		(1)		8		6
Corporate items, net	(41)		(34)		(155)		(114)
Restructuring and other charges	(15)		(25)		(40)		(86)
Earnings (loss) from continuing operations before income taxes and equity earnings	$320		$381		$737		$1,042
Equity earnings (loss), net of taxes – Ilim	$33		$1		$48		$109

(1)
Includes charges of $58 million and $136 million for the three months and nine months ended September 30, 2012, respectively, for integration costs associated with the Temple-Inland acquisition, charges of $19 million and $28 million for the three months and nine months ended September 30, 2012, respectively, for costs associated with the divestiture of three containerboard mills, charges of $16 million for the three months and nine months ended September 30, 2012 for costs associated with the restructuring of our Packaging business in Europe, a charge of $62 million for the nine months ended September 30, 2012 to adjust the value of the long-lived assets of the Hueneme mill in Oxnard, California to their fair value, a charge of $20 million for the nine months ended September 30, 2012 related to the write-up of the Temple-Inland inventory to fair value, and gains of $6 million and $5 million for the three months and nine months ended September 30, 2012, respectively, for other items.

(2)
Includes a gain of $1 million and a net $0 million for the three months and the nine months ended September 30, 2012, respectively, related to the acquisition of a majority interest in Andhra Pradesh Paper Mills Limited.

(3)	Includes a net gain of $1 million for the nine months ended September 30, 2012 for adjustments related to the sale of the Shorewood business.

(4)	Includes charges of $9 million and $42 million for the three months and nine months ended September 30, 2012, respectively, associated with the restructuring of the Company’s xpedx operations.

(5)
Includes charges of $8 million for three months and nine months ended September 30, 2011 for costs associated with the signing of an agreement to acquire Temple-Inland, a gain of $7 million for the nine months ended September 30, 2011 for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey and costs of $2 million for the nine months ended September 30, 2011 for additional closure costs for the Etienne mill in France.

(6)
Includes gains of $1 million and $22 million for the three months and nine months ended September 30, 2011, respectively, related to the repurposing of the Franklin, Virginia mill to produce fluff pulp and a charge of $8 million for the nine months ended September 30, 2011 for asset impairment costs associated with the Inverurie mill.

(7)
Includes a charge of $82 million for the three months and nine months ended September 30, 2011 to reduce the carrying value of the Shorewood business to market value, a charge of $129 million for the nine months ended September 30, 2011 for a fixed asset impairment of the North American Shorewood business, an $8 million gain for the three months and nine months ended September 30, 2011 for noncontrolling interest related to the fixed asset impairment at Shorewood Mexico, and a gain of $1 million for the three months ended September 30, 2011 and charges of $2 million for the nine months ended September 30, 2011 related to the reorganization of the Company’s Shorewood operations.

(8)	Includes charges of $18 million and $35 million for the three months and nine months ended September 30, 2011, respectively, associated with the restructuring of the Company’s xpedx operations.

(9)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

NOTE 18 - SUBSEQUENT EVENT

On October 24, 2012, International Paper announced that it had entered into an agreement with Jari Celulose, Embalagens e Papel S/A, a Grupo Orsa company, to form a joint venture. Jari's industrial packaging assets, including three containerboard mills and four box plants, will be separated from its pulp and forestry businesses and transferred to a newly formed company in which International Paper will hold a 75% stake. International Paper's investment in the joint venture will be approximately $470 million (based on the foreign exchange rate at the date the agreement was announced). The transaction is subject to regulatory approval and is expected to close in the 2013 first quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
International Paper generated diluted earnings per share attributable to International Paper common shareholders before special items of $0.75 in the third quarter of 2012, compared with 2012 second quarter earnings of $0.46 and 2011 third quarter earnings of $0.81. Diluted earnings per share attributable to International Paper common shareholders were $0.54 in the third quarter of 2012, compared with $0.31 in the second quarter of 2012 and $1.08 in the third quarter of 2011.
We delivered strong results in the 2012 third quarter, despite continued global economic headwinds and the absence of three containerboard mills divested as required for regulatory approval for the Temple-Inland acquisition. We also generated excellent cash from operations, reduced balance sheet debt by $800 million, and increased our dividend 14%. Within our North America Industrial Packaging business, we implemented a $50 per ton containerboard price increase and achieved our original run rate target of $300 million in Temple-Inland synergies, fifteen months ahead of our original plan. While maintenance outages were lower in the third quarter across our mill businesses, seasonally softer box demand and continued slow overall growth in our North American packaging businesses resulted in higher sequential market-related downtime in the quarter as we matched our production to our customer's demand. On the strategic project front, our Franklin mill continued its accelerated successful production ramp-up and qualification process for fluff pulp, and the Sun joint venture in China started up their new coated paperboard machine late in the quarter. Subsequent to the end of the third quarter, we also announced our entrance into the Brazilian corrugated packaging market with an agreement to purchase 75% of a newly-formed joint venture containing Grupo Orsa's industrial packaging assets, including three mills and four box plants.
The primary headwind we faced during the 2012 third quarter, besides the expected loss of operating profit associated with the divested mills, was volume, which was down compared to the 2012 second quarter largely due to seasonally lower box sales, continued overall slow growth across our North American packaging businesses and weaker Asian demand. Unfavorable LIFO inventory valuation adjustments and purchase accounting true-ups impacted operating costs during the quarter, but were more than offset by favorable operations, incremental Temple-Inland synergies and improved results after Franklin's startup. Finally, the quarter was favorably impacted by an increase in equity earnings from our Ilim joint venture in Russia, mainly due to a positive foreign currency adjustment.
Looking ahead to the fourth quarter, we expect seasonally stronger volume in our EMEA box business and our Brazilian papers business to offset normal seasonal declines in packaging in North America. Box price realizations associated with the pass through of the North American containerboard increase and mix improvement from higher domestic sales in Brazil are expected to more than offset negative North American papers mix due to price leakage and higher volumes in export markets. Operations are expected to be relatively stable quarter over quarter. As to input costs, we expect higher wood, recycled fiber and energy costs, and we are moving from our lightest maintenance outage quarter to a more average quarter, so our expenses will increase as we move to a normalized level. Fourth-quarter earnings will also be impacted due to business interruptions at our box plants and distribution centers throughout the Northeast caused by Hurricane Sandy. Finally, the contribution from our Ilim joint venture is expected to decrease as we are not expecting another large positive currency adjustment like that experienced in the third quarter.
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

	Three Months Ended September 30,		Three Months Ended June 30,
	2012	2011	2012
Earnings Per Share Before Special Items	$0.75	$0.81	$0.46
Restructuring and other charges	(0.13)	(0.07)	(0.08)
Net gains (losses) on sales and impairments of businesses	(0.11)	0.34	(0.11)
Earnings Per Common Share from Continuing Operations	0.51	1.08	0.27
Discontinued operations	0.03	—	0.04
Diluted Earnings (Loss) Per Common Share as Reported	$0.54	$1.08	$0.31
In the first quarter of 2012, we eliminated the one-quarter lag in reporting our share of equity earnings from the Ilim joint venture in Russia. Prior year results have been adjusted to reflect the amounts that would have been reported had the one-quarter lag not existed.
RESULTS OF OPERATIONS
For the third quarter of 2012, International Paper Company reported net sales of $7.0 billion, compared with $7.1 billion in the second quarter of 2012 and $6.6 billion in the third quarter of 2011. The results of operations of Temple-Inland are included since the acquisition in February 2012.
Net earnings attributable to International Paper totaled $237 million, or $0.54 per share, in the 2012 third quarter. This compared with $468 million, or $1.08 per share, in the third quarter of 2011 and $134 million, or $0.31 per share, in the second quarter of 2012.

Earnings From Continuing Operations Attributable to International Paper Company
(after tax, in millions)
$600
$500
$400
$300
$200
$100
$0
$468
($66)
$26
($78)
$19
$43
$52
($24)
$31
($23)
$(2)
$(223)
$223
Third Quarter 2011
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Temple-Inland Synergies
Corporate Items/Other
Ilim
Interest
Tax
Special Items
Third Quarter 2012

Earnings from continuing operations attributable to International Paper Company were $223 million in the third quarter of 2012 compared with $468 million in the third quarter of 2011 and $118 million in the second quarter of 2012. Compared with the third quarter of 2011, earnings in the 2012 third quarter benefited from higher sales volumes ($26 million), lower mill outage costs ($19 million), lower raw material and freight costs ($43 million), and Temple-Inland synergies ($52 million). These benefits were offset by lower average sales price realizations ($66 million), the net impact of a more favorable mix of products sold and higher operating costs ($78 million), higher corporate and other costs ($24 million), higher interest expense ($23 million) and higher tax expense ($2 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $31 million higher in the 2012 third quarter than in the 2011 third quarter. Net special items were a loss of $107 million in the 2012 third quarter, compared with a gain of $116 million in the 2011 third quarter.
Compared with the second quarter of 2012, earnings benefited from higher average sales price realizations ($4 million), lower mill outage costs ($96 million), lower raw material and freight costs ($5 million), lower interest expense ($6 million), and lower tax expense ($5 million). These benefits were offset by lower sales volumes ($21 million), the net impact of a less favorable mix of products sold and lower operating costs ($2 million), the impact of the divestiture of three containerboard mills ($22 million), and higher corporate and other costs ($2 million). Equity earnings, net of taxes, for Ilim Holding, S.A. increased by $58 million versus the 2012 second quarter. Net special items were a loss of $107 million in the 2012 third quarter, compared with a loss of $85 million in the 2012 second quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2012	2011	2012
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$223	$468	$118
Add back (deduct):
Income tax provision (benefit)	130	(84)	57
Equity (earnings) loss, net of taxes	(34)	—	26
Noncontrolling interests, net of taxes	1	(3)	3
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	320	381	204
Interest expense, net	163	130	172
Noncontrolling interests / equity earnings included in operations	—	1	(4)
Corporate items	41	34	45
Special items:
Restructuring and other charges	15	25	9
	$539	$571	$426
Industry Segment Operating Profit:
Industrial Packaging	$255	$293	$260
Printing Papers	202	239	104
Consumer Packaging	67	30	57
Distribution	15	9	5
Total Industry Segment Operating Profit	$539	$571	$426

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$571
($95)
$37
($112)
$27
$61
$75
($28)
$3
$539
Third Quarter 2011
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Temple-Inland Synergies
Corporate Items/Other
Special Items
Third Quarter 2012

Total industry segment operating profits of $539 million in the 2012 third quarter were lower than the $571 million in the 2011 third quarter, but higher than the $426 million in the 2012 second quarter. Compared with the third quarter of 2011, operating profits in the current quarter benefited from higher sales volumes ($37 million), lower mill outage costs ($27 million), lower raw material and freight costs ($61 million), and Temple-Inland synergies ($75 million). These benefits were offset by lower average sales price realizations ($95 million), the net impact of a more favorable mix of products sold and higher operating costs ($112 million) and lower corporate and other items ($28 million). Special items were a loss of $95 million in the 2012 third quarter, compared with a loss of $98 million in the 2011 third quarter.
Compared with the second quarter of 2012, operating profits benefited from higher average sales price realizations ($6 million), lower mill outage costs ($141 million), and lower raw material and freight costs ($7 million). These benefits were offset by lower sales volumes ($32 million), the net impact of a more favorable product mix and higher operating costs ($4 million), the impact of the divestiture of three containerboard mills ($33 million), and higher other costs ($4 million). Special items were a loss of $95 million in the 2012 third quarter, compared with a special item loss of $127 million in the 2012 second quarter.
During the 2012 third quarter, International Paper took approximately 399,000 tons of downtime of which approximately 353,000 tons were market-related compared with approximately 140,000 tons of downtime, which included about 68,000 tons that were market-related, in the 2011 third quarter. During the 2012 second quarter, International Paper took approximately 390,000 tons of downtime of which approximately 161,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (1)
Sales volumes of major products for the three months and nine months September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2012	2011	2012	2011
Industrial Packaging
Corrugated Packaging (2)	2,665	1,895	7,922	5,618
Containerboard (2)	823	614	2,400	1,789
Recycling	620	608	1,754	1,860
Saturated Kraft	47	38	130	122
Bleached Kraft	30	27	85	75
European Industrial Packaging	244	244	770	783
Asian Box	108	118	306	337
Industrial Packaging	4,537	3,544	13,367	10,584
Printing Papers
U.S. Uncoated Papers	668	657	1,990	1,975
European and Russian Uncoated Papers	326	289	948	907
Brazilian Uncoated Papers	290	283	859	826
Indian Uncoated Papers (3)	59	—	185	—
Uncoated Papers	1,343	1,229	3,982	3,708
Market Pulp (4)	414	347	1,155	1,052
Consumer Packaging
North American Consumer Packaging	378	388	1,139	1,208
European Coated Paperboard	93	80	278	244
Asian Coated Paperboard	242	257	719	737
Consumer Packaging	713	725	2,136	2,189

(1)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.

(3)	Includes APPM volumes from date of acquisition in October 2011.

(4)	Includes internal sales to mills.
Discontinued Operations
2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business and is currently marketing the sale, which is probable of being closed. The operating results of this business are included in Discontinued operations from the date of acquisition. The assets of this business, totaling $613 million at September 30, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at September 30, 2012. The liabilities of this business, totaling $63 million at September 30, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at September 30, 2012.
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
Income Taxes
The income tax provision was $130 million for the 2012 third quarter. Excluding a benefit of $3 million related to the tax effects of special items, the effective income tax rate for continuing operations was 31% for the quarter.
The income tax provision was $57 million for the 2012 second quarter. Excluding a benefit of $51 million related to the tax effects of special items, the effective income tax rate for continuing operations was 32% for the quarter.
An income tax benefit of $84 million was recorded for the 2011 third quarter. Excluding a benefit of $239 million related to the tax effects of special items, the effective income tax rate for continuing operations was 30% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2012 third quarter was $163 million compared with $172 million in the 2012 second quarter and $130 million in the 2011 third quarter. The higher net expense compared with prior year is due to interest expense associated with the Temple-Inland acquisition.
Corporate items, net, of $41 million in the 2012 third quarter were lower than the $45 million of net expense in the 2012 second quarter, but higher than the $34 million of net expense in the 2011 third quarter. The decrease compared with the prior quarter reflects lower supply chain project costs. The increase compared with the 2011 third quarter reflects higher pension costs partially offset by lower supply chain project costs.
Special Items
Restructuring and Other Charges
2012: During the three months ended September 30, 2012, restructuring and other charges totaling $33 million before taxes ($24 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$13	$8
xpedx restructuring	8	4
EMEA packaging restructuring	16	11
Other	(4)	1
Total	$33	$24
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
2011: During the three months ended September 30, 2011, restructuring and other charges totaling $49 million before taxes ($32 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$18	$13
APPM acquisition	16	10
Temple-Inland merger agreement	8	5
Shorewood	6	4
Other	1	—
Total	$49	$32
During the three months ended June 30, 2011, restructuring and other charges totaling a gain of $10 million before taxes (a gain of $7 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2011
In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring	$10	$6
Franklin, Virginia mill closure costs	(21)	(13)
Other	1	—
Total	$(10)	$(7)
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

Net (Gains) Losses on Sales and Impairments of Businesses
2012: As referenced in Note 6, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During the three months ended September 30, 2012, the Company recorded a pre-tax charge of $19 million ($49 million after taxes) for additional costs associated with the divestiture of its Ontario and Oxnard (Hueneme), California containerboard mills and its New Johnsonville, Tennessee containerboard mill. Also during the three months ended September 30, 2012, a gain of $1 million, before and after taxes, was recorded for other items.
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
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the third quarter of 2012.
Industrial Packaging

	2012			2011
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,335	$3,450	$9,900	$2,660	$2,705	$7,920
Operating Profit	255	260	730	293	269	841
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012. Net sales for the third quarter of 2012 were 3% lower than in the second quarter of 2012 and 25% higher than in the third quarter of 2011. Operating profits in the third quarter of 2012 included charges of $58 million for integration costs associated with the Temple-Inland acquisition, charges of $19 million for costs associated with the divestiture of three containerboard mills, charges of $16 million for restructuring costs for the Company's European packaging business, a gain of $5 million for the sale of equipment from a previously closed mill and a gain of $1 million related to the closure of the

Etienne mill in France. Operating profits in the second quarter of 2012 included a charge of $62 million to adjust the value of the long-lived assets of the Hueneme mill to their fair value in anticipation of its divestiture, charges of $35 million for integration costs associated with the Temple-Inland acquisition, charges of $9 million for costs associated with the third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills and a charge of $1 million related to the 2009 closure of the Etienne mill in France. Operating profits in the third quarter of 2011 included a charge of $8 million for costs associated with the agreement to acquire Temple-Inland. Excluding these items, operating profits in the third quarter of 2012 were 7% lower than in the second quarter of 2012 and 14% higher than in the third quarter of 2011.
North American Industrial Packaging net sales were $2.9 billion in the third quarter of 2012 compared with $3.0 billion in the second quarter of 2012 and $2.2 billion in the third quarter of 2011. Operating profits were $256 million ($328 million excluding Temple-Inland integration costs, costs associated with the divestiture of three containerboard mills and the gain on the sale of equipment) in the third quarter of 2012 compared with $248 million ($354 million excluding the valuation adjustment at the Hueneme mill, Temple-Inland integration costs and mill divestiture costs) in the second quarter of 2012 and $283 million ($291 million excluding Temple-Inland acquisition costs) in the third quarter of 2011.
Sales volumes in the third quarter of 2012 were lower than in the second quarter of 2012, reflecting a seasonal decrease in demand for boxes in the agricultural market segment while containerboard shipments were about flat. Total maintenance and market related downtime increased 83,000 tons or 2% of capacity. Maintenance downtime decreased 75,000 tons whereas market related downtime increased 158,000 tons versus the second quarter of 2012. Average sales price realizations increased for domestic and exported containerboard, while box sales price realizations were slightly lower due to a seasonally less favorable mix. Major input costs, primarily recycled fiber, decreased. Planned maintenance downtime costs were $52 million lower in the 2012 third quarter with outages at the Springfield and Orange mills compared with outages at the Mansfield, Prattville, Red River and Rome mills in the 2012 second quarter. Manufacturing costs at the mills were favorable. Operating results in the third quarter of 2012 also reflected a $33 million unfavorable impact due to the divestiture of three containerboard mills.
Compared with the third quarter of 2011, the net impact of the change in sales volumes for the legacy International Paper facilities and the earnings impact of the Temple-Inland business in the third quarter of 2012 was favorable. Average export containerboard sales prices were $65/ton lower, and sales prices for boxes were slightly lower. Input costs for recycled fiber and natural gas decreased, but were partially offset by higher wood costs. Planned maintenance downtime costs for the legacy mills were $5 million lower in the third quarter of 2012. The business took about 52,000 tons of market-related downtime production in the third quarter of 2011.
Entering the fourth quarter of 2012, sales volumes are expected to be seasonally lower for boxes with two fewer shipping days in the quarter. Containerboard sales volumes are also expected to be lower. We expect seasonally higher energy costs. Planned maintenance downtime costs should be about $52 million higher.
European Industrial Packaging net sales were $230 million in the third quarter of 2012 compared with $255 million in the second quarter of 2012 and $275 million in the third quarter of 2011. Operating results were a loss of $3 million (a gain of $12 million excluding restructuring costs and closure costs) in the third quarter of 2012 compared with gains of $11 million ($12 million excluding closure costs) in the second quarter of 2012 and $9 million in the third quarter of 2011.
Sales volumes in the third quarter of 2012 were lower than in the second quarter of 2012 reflecting a seasonal decrease in demand for both agricultural and industrial packaging. Average sales margins improved due to lower board costs combined with stable box prices. Other input costs were slightly higher, primarily for energy. Included in operating costs were costs related to the earthquakes in Northern Italy in May which affected our San Felice box plant by about $3 million in the third quarter of 2012 compared with about $4 million in the second quarter of 2012.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 were slightly lower reflecting decreased demand for industrial packaging and containerboard, largely offset by higher shipments of boxes to the agricultural market. Average sales margins were significantly higher due to sales price increases implemented during 2011 and lower board costs. Input costs for energy were slightly higher. Operating costs were higher due to the impact of the Italian earthquakes.
Looking ahead to the fourth quarter of 2012, sales volumes are expected to be higher reflecting a seasonal increase in the fruit and vegetable packaging market, mainly in Morocco. Demand for packaging in the industrial market is also expected to increase. Average sales margins are expected to decrease as box prices remain stable, but costs for board and starch increase. Input costs for energy should be about flat. Expenses associated with the earthquake will be lower in the fourth quarter.
Asian Industrial Packaging net sales for the packaging operations were $105 million in the third quarter of 2012 compared with $100 million in the second quarter of 2012 and $110 million in the third quarter of 2011. Operating profits for the packaging operations were $1 million in the third quarter of 2012 compared with $1 million in the second quarter of 2012 and about breakeven in the third quarter of 2011.
Net sales for the distribution operations were $65 million in the third quarter of 2012 compared with $60 million in the second quarter of 2012 and $65 million in the third quarter of 2011. Operating profits for the distribution operations were $1 million in the third quarter of 2012, about breakeven in the second quarter of 2012 and $1 million in the third quarter of 2011.
Compared with the second quarter of 2012, sales volumes for the packaging business increased reflecting solid market demand while average sales margins were lower reflecting an unfavorable sales mix. Operating profits in the fourth quarter of 2012 are expected to decrease from the third quarter of 2012 reflecting seasonally lower sales volumes.

Printing Papers

	2012			2011
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,580	$1,510	$4,650	$1,550	$1,585	$4,665
Operating Profit	202	104	452	239	243	683
Printing Papers net sales for the third quarter of 2012 were 5% higher than in the second quarter of 2012 and 2% higher than in the third quarter of 2011. Operating profits included a $1 million gain and a $2 million charge in the third quarter of 2012 and the second quarter of 2012, respectively, associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited and a gain of $1 million in the third quarter of 2011 for an adjustment to costs associated with the closure of the Franklin mill. Excluding these items, operating profits in the third quarter of 2012 were 90% higher than in the second quarter of 2012 and 16% lower than in the third quarter of 2011.
North American Printing Papers net sales were $695 million in the third quarter of 2012 compared with $670 million in the second quarter of 2012 and $705 million in the third quarter of 2011. Operating profits were $110 million in the third quarter of 2012, $69 million in the second quarter of 2012 and $128 million ($127 million excluding mill closure cost adjustments) in the third quarter of 2011.
Sales volumes in the third quarter of 2012 increased from the second quarter of 2012 reflecting flat demand for uncoated freesheet paper in the domestic market while export shipments increased from the low second quarter level that resulted from capacity constraints at the mills due to planned maintenance outages. Average sales price realizations were flat. Input costs increased for wood, energy, purchased pulp and chemicals. Freight costs were also slightly higher. No planned maintenance outages occurred in the third quarter of 2012 resulting in downtime costs that were $44 million lower than in the second quarter of 2012 during which there were outages at the Eastover, Ticonderoga and Riverdale mills. Operating costs were favorable.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 were higher, but average sales margins were lower, reflecting increased shipments to export markets. Average sales price realizations decreased for uncoated freesheet paper in both our domestic and export markets. Higher input costs for chemicals and wood were only partially offset by lower costs for purchased pulp and energy. Freight costs also increased. Planned maintenance downtime costs were $16 million lower than in the third quarter of 2011. Operating costs in the 2012 third quarter were slightly higher reflecting the impact of inflation year-over-year.
Entering the fourth quarter of 2012, sales volumes are expected to be seasonally lower for domestic uncoated freesheet paper. Average sales price realizations are expected to be lower due to export volume and mix. Input costs are expected to be flat. Planned maintenance downtime costs should be $31 million higher with outages scheduled at the Courtland and Eastover mills.
European Printing Papers net sales were $345 million in the third quarter of 2012, compared with $335 million in the second quarter of 2012 and $350 million in the third quarter of 2011. Operating profits were $51 million in the third quarter of 2012 compared with $20 million in the second quarter of 2012 and $48 million in the third quarter of 2011.
Compared with the second quarter of 2012, sales volumes in the third quarter of 2012 were seasonally higher in Russia, while sales volumes in Europe were about flat due to continuing poor economic conditions. Average sales price realizations for uncoated freesheet paper remained stable in both Europe and Russia. Input costs were slightly lower, particularly for wood at the Kwidzyn mill. Planned maintenance downtime costs were $22 million lower in the third quarter of 2012 due to an outage at the Kwidzyn mill compared to outages at the Svetogorsk and Saillat mills in the second quarter of 2012. Operating costs were favorable reflecting strong performance.
Sales volumes in the third quarter of 2012 were higher than in the third quarter of 2011. Average sales price realizations were lower in Europe due to weak economic conditions and market demand, while average sales price realizations in Russia increased. Input costs decreased for wood at the Kwidzyn mill, but increased in Russia. Planned maintenance downtime costs were $1 million lower than in the third quarter of 2011 although both periods had only an outage at the Kwidzyn mill. Manufacturing operating costs were lower.
Looking forward to the fourth quarter of 2012, sales volumes are expected to be seasonally stronger in Russia and up slightly in Europe. Average sales price realizations are expected to remain stable. Input costs will increase in Russia due to higher energy and wood costs. Planned maintenance downtime costs should be $11 million lower with no outages scheduled.
Brazilian Printing Papers net sales were $280 million in the third quarter of 2012 compared with $285 million in the second quarter of 2012 and $290 million in the third quarter of 2011. Operating profits were $45 million in the third quarter of 2012, $51 million in the second quarter of 2012 and $37 million in the third quarter of 2011.
Sales volumes in the third quarter of 2012 were slightly higher than in the second quarter of 2012 due to stronger demand in the Brazilian domestic market for uncoated freesheet paper, partially offset by lower shipments to export markets. Average sales price realizations increased for paper in both the Brazilian market and in the Latin American export paper markets and for pulp. Average sales margins were positively impacted by an increased proportion of sales to the higher-margin domestic market. Input costs increased for purchased pulp, chemicals, energy and wood. Operating costs were lower reflecting good manufacturing performance. Planned maintenance downtime costs were $6 million higher in the third quarter of 2012 with an outage at the Mogi Guacu mill compared with an outage at the Tres Lagoas mill in the second quarter of 2012.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 increased for uncoated freesheet paper in both the Brazilian domestic market and the Latin American export markets, and for pulp. Average sales price realizations improved for domestic uncoated freesheet paper and for pulp, but the benefit was more than offset by declining prices for exported paper. Lower input costs for purchased pulp and packaging were partially offset by higher costs for wood and chemicals. Planned maintenance downtime costs were $3 million lower in the 2012 third quarter.
Entering the fourth quarter of 2012, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian domestic and Latin American export markets. Average sales margins should improve due to higher sales price realizations and a more favorable geographic mix. Input costs are expected to increase for purchased pulp, energy and packaging, but decrease for wood. Planned maintenance downtime costs should be $2 million lower with an outage planned at the Luiz Antonio mill.
Indian Printing Papers net sales were $45 million in the third quarter of 2012 compared with $35 million in the second quarter of 2012. Operating profits were a loss of $2 million ($3 million excluding a gain associated with the acquisition of a majority ownership of Andhra Pradesh Paper Mills (APPM)) in the third quarter of 2012 compared to a loss of $10 million ($8 million excluding costs associated with the acquisition of a majority ownership of APPM), in the second quarter of 2012. The loss in the second quarter of 2012 reflects $8 million of planned maintenance downtime costs.
Asian Printing Papers net sales were $25 million in the third quarter of 2012 compared with $25 million in the second quarter of 2012 and $20 million in the third quarter of 2011. Operating profits were about breakeven in all periods presented.
U.S. Market Pulp net sales were $190 million in the third quarter of 2012 compared with $160 million in the second quarter of 2012 and $185 million in the third quarter of 2011. Operating profits were a loss of $3 million in the third quarter of 2012 compared with a loss of $26 million in the second quarter of 2012 and a gain of $26 million in the third quarter of 2011.
Sales volumes were higher in the third quarter of 2012 compared with the second quarter of 2012 due to the start-up of the Franklin mill in the third quarter. Average sales price realizations for hardwood and softwood market pulp decreased reflecting softening market demand. Fluff pulp average sales price realizations were higher quarter-over-quarter. Input costs were higher for wood, chemicals and energy. Planned maintenance downtime costs in the third quarter of 2012 were $11 million lower with no outages compared with outages at the Pensacola, Eastover and Riegelwood mills in the second quarter of 2012. Operating costs were favorable primarily due to the start-up of the Franklin mill.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 were higher. Average sales price realizations were lower for both fluff pulp and market pulp due to weaker market demand. Input costs were about flat. Planned maintenance downtime costs were $1 million lower. Operating costs were higher due to costs at the Franklin mill and inflation.
Entering the fourth quarter of 2012, both sales volumes and average sales price realizations are expected to be about flat overall, however prices are expected to improve for softwood market pulp. Input costs for wood will be higher. Planned maintenance downtime costs should be $4 million higher with outage-related expenses at the Pensacola, Eastover and Franklin mills.

Consumer Packaging

	2012			2011
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$765	$780	$2,355	$955	$945	$2,805
Operating Profit	67	57	227	30	(33)	97
Consumer Packaging net sales in the third quarter of 2012 were 2% lower than in the second quarter of 2012 and 20% lower than in the third quarter of 2011. Operating profits in the second quarter of 2012 included charges of $6 million related to the sale of the Shorewood business. Operating profits in the third quarter of 2011 included a charge of $82 million to reduce the fair market value of the Shorewood business, a gain of $8 million for a noncontrolling interest adjustment related to a 2011 second quarter fixed asset impairment at Shorewood Mexico and a gain of $1 million related to the Shorewood reorganization. Excluding these items, operating profits in the third quarter of 2012 were 6% higher than in the second quarter of 2012 and 35% lower than in the third quarter of 2011.
North American Consumer Packaging net sales in the third quarter of 2012 were $475 million compared with $495 million in the second quarter of 2012 and $640 million in the third quarter of 2011. Operating profits were $45 million in the third quarter of 2012 compared with $31 million ($37 million excluding costs associated with the sale of the Shorewood business) in the second quarter of 2012 and $3 million ($76 million excluding costs associated with the sale and the reorganization of the Shorewood business) in the third quarter of 2011.
Coated Paperboard sales volumes in the third quarter of 2012 were slightly higher than in the second quarter of 2012, but the business took 53,000 tons of market-related downtime in the third quarter of 2012 compared with 18,000 tons in the second quarter of 2012. Average sales price realizations eroded slightly. Input costs decreased, primarily for polyethylene. Planned maintenance downtime costs were $12 million lower with a small outage at the Texarkana mill in the 2012 third quarter compared with outages at the Augusta, Riegelwood and Texarkana mills in the 2012 second quarter. Operating costs were lower due to improved performance issues.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 decreased, primarily for folding carton board. The business took 15,000 tons of market-related downtime in the third quarter of 2011. Average sales price realizations were lower. Input costs for natural gas and polyethylene were lower, but were partially offset by higher costs for wood. Planned maintenance downtime costs were $6 million higher in the third quarter of 2012 with no outages in the third quarter of 2011. Operating costs were higher.
Foodservice sales volumes in the third quarter of 2012 were seasonally lower than in the second quarter of 2012. Average sales margins increased due to lower costs for board and resin and a more favorable customer mix. Compared with the third quarter of 2011, sales volumes increased in the third quarter of 2012. Average sales margins improved as sales prices increased to allow the pass-through of earlier cost increases and input costs decreased for resins.
Net sales and operating earnings for 2011 also include the Shorewood business.
Looking forward to the fourth quarter of 2012, coated paperboard sales volumes are expected to decrease reflecting a seasonal slowdown and weaker market demand. Average sales margins are also expected to decrease due to lower average sales price realizations and product mix. Planned maintenance downtime costs are expected to be $13 million higher with outages scheduled at the Texarkana and Augusta mills. Input costs are expected to increase for energy, wood and chemicals. Foodservice sales volumes are expected to be higher. Average sales margins are expected to decrease reflecting slightly lower average sales price realizations and higher input costs.
European Consumer Packaging net sales were $95 million in the third quarter of 2012 compared with $90 million in the second quarter of 2012 and $90 million in the third quarter of 2011. Operating profits in the third quarter of 2012 were $21 million compared with $21 million in the second quarter of 2012 and $19 million in the third quarter of 2011.
Sales volumes in the third quarter of 2012 were higher than in the second quarter of 2012 reflecting mixed demand in the Western European market, but strong demand in Eastern Europe. Average sales price realizations were slightly higher due to a more favorable product mix. Operating costs and input costs were about flat. Planned mill maintenance downtime costs were $2 million higher in the third quarter of 2012 which had an outage at the Kwidzyn mill compared to an outage at the Svetogorsk mill in the second quarter of 2012. Compared with the third quarter of 2011, sales volumes were higher. Average sales price realizations were lower. Planned mill maintenance downtime costs were $6 million lower with outages at the Kwidzyn mill in both periods.

Entering the fourth quarter of 2012, sales volumes are expected to be essentially flat, but average sales price realizations are expected to be lower. Planned maintenance downtime costs will be $5 million lower with no outages scheduled. Input costs are expected to increase slightly, particularly for energy costs in Russia.
Asian Consumer Packaging net sales were $195 million in the third quarter of 2012, $195 million in the second quarter of 2012 and $225 million in the third quarter of 2011. Operating profits were $1 million in the third quarter of 2012 compared with $5 million in the second quarter of 2012 and $8 million in the third quarter of 2011. Compared with the second quarter of 2012, operating profits were lower as the unfavorable impacts from lower average sales price realizations and start-up costs associated with a new paper machine were only partially offset by a favorable foreign exchange impact and lower input costs. Compared with the third quarter of 2011, operating profits declined due to lower average sales price realizations and start-up costs for a new paper machine.
Looking ahead to the fourth quarter of 2012, revenues are expected to increase with additional volume from the new paper machine. However, operating profits will continue to be impacted by the ramp-up and high start-up costs and low average sales price realizations.
Distribution

	2012			2011
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,535	$1,500	$4,510	$1,710	$1,655	$5,005
Operating Profit	15	5	18	9	4	18
Distribution net sales in the third quarter of 2012 were 2% higher than in the second quarter of 2012 but 10% lower than in the third quarter of 2011. Operating profits included $9 million, $12 million and $18 million in the third quarter of 2012, the second quarter of 2012 and the third quarter of 2011, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the third quarter of 2012 were 41% higher than in the second quarter of 2012 and 11% lower than in the third quarter of 2011.
Sales of papers and graphic arts products in the third quarter of 2012 totaled $900 million compared to $860 million in the second quarter of 2012 and $1.0 billion in the third quarter of 2011. Trade margins as a percent of sales for printing papers decreased from the second quarter of 2012 and the third quarter of 2011 due to shifts between warehouse sales and lower-margin sales shipped directly from the manufacturer. Packaging sales were $400 million in the third quarter of 2012, unchanged from the second quarter of 2012 and the third quarter of 2011. Trade margins as a percent of sales for packaging products remain unchanged from the second quarter of 2012 and increased from the third quarter of 2011 reflecting a change in mix. Sales of facility solutions products totaled $235 million in the third quarter of 2012, down from sales of $240 million in the second quarter of 2012 and $250 million in the third quarter of 2011.
Operating profits before reorganization costs in the third quarter of 2012 were $7 million higher than in the second quarter of 2012 due to an inventory valuation adjustment made in the third quarter of 2012. Operating profits before reorganization costs in the third quarter of 2012 were $3 million lower than in the third quarter of 2011. Decreased sales volumes led to the lower earnings. Looking ahead to the 2012 fourth quarter, operating results are expected to reflect sales levels similar to the third quarter of 2012 offset in part by cost reductions related to the continued reorganization efforts.
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

The elimination of the one-quarter reporting lag for Ilim had the following impact:
Consolidated Statement of Operations

In millions, except per share amounts	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Equity earnings (loss)	$(50)	$(43)
Earnings (loss) from continuing operations	(50)	(43)
Net earnings (loss) attributable to International Paper Company	(50)	(43)
Basic earnings (loss) per share from continuing operations	(0.12)	(0.10)
Basic net earnings (loss) per share	(0.12)	(0.10)
Diluted earnings (loss) per share from continuing operations	(0.11)	(0.10)
Diluted net earnings (loss) per share	(0.11)	(0.10)
Consolidated Balance Sheet

In millions	December 31, 2011
Investments	$25
Retained earnings	25
The Company recorded equity earnings, net of taxes, of $33 million in the third quarter of 2012 compared with an equity loss, net of taxes, of $25 million in the second quarter of 2012 and equity earnings, net of taxes, of $1 million in the third quarter of 2011. In the third quarter of 2012, the after-tax foreign exchange impact was a gain of $21 million on the remeasurement of U.S. dollar-denominated debt compared with a loss of $41 million in the second quarter of 2012. Sales volumes in the third quarter of 2012 decreased from the second quarter of 2012 mostly due to weakening demand in China. Shipments to China, particularly for softwood pulp, also decreased due to ongoing high inventory levels in China. Average sales price realizations for domestic sales were seasonally higher for kraft linerboard, while export sales prices decreased, reflecting a price reduction on sales of softwood pulp to China. Input costs were slightly higher, primarily for energy and chemicals. Planned maintenance downtime costs were lower in the third quarter of 2012 due to outages taken at Ust Ilimsk compared with the second quarter of 2012 during which there were outages at the Bratsk and Koriazhma mills.
Compared with the third quarter of 2011, sales volumes in the third quarter of 2012 were higher for all product lines in the domestic market and for hardwood pulp and linerboard sales to China, but were lower for softwood pulp sales to China and total sales to other export markets. Average sales price realizations were significantly lower for pulp and containerboard in both domestic and export markets. Input costs increased for wood, electricity and chemicals. A foreign exchange loss of $34 million on the remeasurement of U.S. dollar-denominated debt was recorded in the third quarter of 2011.
Looking forward to the fourth quarter of 2012, sales volumes are expected to be about flat. Average sales price realizations are expected to improve reflecting a seasonal increase in sales prices for domestic linerboard and slight upward movement for export softwood pulp. Input costs are expected to seasonally increase for wood while costs for energy and chemicals are expected to increase slightly.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $2.3 billion for the first nine months of 2012, compared with $2.0 billion for the comparable 2011 nine-month period. Earnings from operations adjusted for non-cash charges were $2.1 billion for the first nine months of 2012 compared to $2.5 billion for the first nine months of 2011. Cash provided by working capital components totaled $168 million for the first nine months of 2012 compared to a use of $475 million for the comparable 2011 nine-month period.
The Company generated free cash flow of approximately $1.2 billion and $1.4 billion in the first nine months of 2012 and 2011, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Nine Months Ended September 30,
In millions	2012	2011
Cash provided by continuing operations	$2,274	$2,038
Adjustments:
Cash invested in capital projects	(1,001)	(725)
Cash contribution to pension plan	44	—
European A/R securitization program cessation	—	209
Tax receivable collected related to pension contributions	—	(123)
Cash received from unwinding a timber monetization	(251)	—
Change in control payments related to Temple-Inland acquisition	120	—
Free Cash Flow	$1,186	$1,399
Investments in capital projects totaled $1.0 billion in the first nine months of 2012 compared to $725 million in the first nine months of 2011. Full-year 2012 capital spending is currently expected to be approximately $1.5 billion, or about 102% of depreciation and amortization expense for our current businesses.
Financing activities for the first nine months of 2012 included a $71 million net reduction in debt versus an $112 million net reduction in debt during the comparable 2011 nine-month period.
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. As of September 30, 2012, International Paper has repaid $1 billion on the $1.2 billion term loan. In October 2012, International Paper made a $200 million payment to fully repay the $1.2 billion term loan.
During the third quarter of 2012, International Paper extinguished debt early of approximately $611 million of notes with interest rates ranging from 1.625% to 6.95% and original maturities from 2017 to 2023. Pre-tax early debt retirement costs of $13 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.
During the second quarter of 2012, International Paper extinguished debt early of approximately $406 million of notes with interest rates ranging from 1.625% to 7.95% and original maturities from 2017 to 2018. Pre-tax early debt retirement costs of $10 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.
During the first quarter of 2012, International Paper extinguished debt early of approximately $30 million of notes with interest rates ranging from 7.82% to 7.95% and original maturities from 2012 to 2018. Pre-tax early debt retirement costs of $4 million related to these debt repayments are included in Restructuring and other charges in the accompanying consolidated statement of operations.
In the third quarter of 2011, approximately $464 million fixed-to-floating interest rate swaps were terminated. These terminations were not in connection with early debt retirements. The resulting $27 million gain was deferred and will be amortized over the life of the associated debt.
During the third and second quarters of 2011, International Paper had no early debt retirements.
During the first quarter of 2011, International Paper extinguished debt early of approximately $129 million of notes with interest rates ranging from 6.20% to 9.375% and original maturities from 2018 to 2025. Pre-tax early debt retirement costs of $32 million related to these debt repayments, net of gains on swap terminations, are included in Restructuring and other charges in the accompanying consolidated statement of operations.
During the first nine months of 2012, International Paper used approximately 2.7 million shares of treasury stock for various incentive plans, including stock options exercises that generated approximately $60 million of cash. Also in the first nine months of 2012, International Paper acquired 1.1 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $35 million. During the first nine months of 2011, International Paper used approximately 0.4 million shares of treasury stock for various incentive plans. Also in the first nine months of 2011, International Paper acquired 1.0 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $30 million. Common stock dividend payments totaled $353 million and $312 million for the first nine months of 2012 and 2011, respectively. Dividends were $0.7875 per share and $0.7125 per share for the first nine months in 2012 and 2011, respectively.
At September 30, 2012, contractual obligations for future payments of debt maturities by calendar year were as follows: $299 million in 2012; $260 million in 2013; $687 million in 2014; $470 million in 2015; $584 million in 2016; $386 million in 2017; and $7.7 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
At September 30, 2012, International Paper’s contractually committed credit agreements totaled $2.75 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include two receivable securitization facilities that expire in 2013 with up to $1.25 billion of commercial paper-based financings based on eligible receivable balances ($1.25 billion available at September 30, 2012). On January 11, 2012, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2012 to January 2013. A $250 million facility was acquired from Temple-Inland. Both facilities have a facility fee of 0.35% payable monthly. In June 2012, International Paper borrowed $225 million under the receivable securitization facility acquired from Temple-Inland with an interest rate of 0.224% plus a margin of 70 basis points. The borrowings under this receivable securitization facility were repaid in July 2012. At September 30, 2012, International Paper had no borrowings under either receivable securitization facility.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2012 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Acquisitions
On February 13, 2012, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity, within 24 months months of closing (with the possibility of two 30-day extensions). On May 4, 2012, the Final Judgment, as proposed, was entered by the Court. On June 7, 2012, the DOJ granted the Company an extension of time until July 10, 2012 to complete the divestitures. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 7 for further details.
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
In November 2011, International Paper appealed a directive from the Securities and Exchange Board of India (SEBI) that would require us to pay to the tendering shareholders the equivalent per share value of the non-compete payment that was paid to the previous controlling shareholders. The Company has deposited approximately $25 million into an escrow account to fund the additional non-compete payment in the event SEBI’s direction is ultimately upheld. By an order dated September 12, 2012, the Indian Securities Appellate Tribunal (SAT) upheld the SEBI directive. As a result of this initial unfavorable ruling, International Paper has included the $25 million escrowed cash amount in the final purchase price consideration of APPM. This adjustment to APPM's purchase price increased Goodwill in the third quarter, after effects of foreign exchange fluctuations, by $21 million. On October 8, 2012, International Paper appealed the SAT's decision to the Indian Supreme Court.
Joint Ventures
On October 24, 2012, International Paper announced that it had entered into an agreement with Jari Celulose, Embalagens e Papel S/A, a Grupo Orsa company, to form a joint venture. Jari's industrial packaging assets, including three containerboard mills and four box plants, will be separated from its pulp and forestry businesses and transferred to a newly formed company in which International Paper will hold a 75% stake. International Paper's investment in the joint venture will be approximately $470 million (based on the foreign exchange rate at the date the agreement was announced). The transaction is subject to regulatory approval and is expected to close in the 2013 first quarter.
In September 2012, International Paper announced that it had entered into an agreement with H.Ö. Sabanci Holdings A.Ş. to purchase Sabanci's stake in Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.Ş. (Olmuksa) for approximately $56 million (based on the foreign exchange rate at the date the agreement was announced). The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2013. Olmuksa is a current joint venture of Sabanci and International Paper in Turkey, with International Paper already holding a percentage of Olmuksa's outstanding shares. Because the transaction will result in International Paper taking majority control of Olmuksa, its completion will trigger a mandatory call for tender of the remaining public shares. International Paper currently accounts for its investment in Olmuksa using the equity method of accounting. This transaction, once finalized, will result in International Paper taking majority control of the joint venture. Once we obtain majority control of Olmuksa, its financial results will be consolidated within our Industrial Packaging segment.
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
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $400 million to $450 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.
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

The Company has included in its 2011 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2012.
Pension Accounting
Net pension expense totaled approximately $256 million for International Paper’s U.S. plans for the nine months ended September 30, 2012, or about $110 million more than the pension expense for the first nine months of 2011. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 5.10% in 2012 from 5.60% in 2011, higher amortization of unrecognized actuarial losses, and the acquisition of Temple-Inland in February 2012. Net pension expense for non-U.S. plans was about $2 million and $1 million for the first nine months of 2012 and 2011, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2012, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.1 billion, consisting of approximately 39% equity securities, 40% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.
Based on the current interest rate environment, we expect the discount rate at the end of 2012 that will be used to value the pension liability at December 31, 2012, and determine the pension expense for 2013, will be lower than that used for 2012. Therefore, we expect a material increase in our pension liability at December 31, 2012, and a material increase in our pension expense for 2013.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a $44 million contribution to its pension plan in June 2012. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make another contribution in 2012. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $101 million in 2012.
FORWARD-LOOKING STATEMENTS
Certain statements in this report that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the failure to realize synergies and cost savings from the Temple-Inland transaction or delay in realization thereof; (viii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (ix) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 50 and 51 of International Paper’s 2011 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2011 with the exception of $2.03 billion of Nonrecourse Financial Liabilities of Special Purpose Entities and $2.09 billion of Financial Assets of Special Purpose Entities added in 2012 due to the Temple-Inland acquisition. As of September 30, 2012, the fair value of the debt was $2.08 billion and the fair value of the asset was $2.16 billion. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $58 million and $64 million for the liability and the asset, respectively, at September 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INTERNATIONAL PAPER COMPANY (Registrant)

November 7, 2012	By	/s/ CAROL L. ROBERTS
Carol L. Roberts
Senior Vice President and Chief Financial Officer

November 7, 2012	By	/s/ TERRI L. HERRINGTON
Terri L. Herrington
Vice President – Finance and Controller