Form 10-K
period 2012-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2013-02-26
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 Poplar Avenue
Memphis, Tennessee
(Address of principal executive offices)
38197
(Zip Code)
Registrant’s telephone number, including area code: (901) 419-7000
_____________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 per share par value	New York Stock Exchange
_____________________________________________________
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

Large accelerated filer ☒	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2012) was approximately $12,533,753,892.
The number of shares outstanding of the Company’s common stock as of February 21, 2013 was 441,207,804.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	42
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	43
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	43
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	45
	Consolidated Statement of Operations	47
	Consolidated Statement of Comprehensive Income	48
	Consolidated Balance Sheet	49
	Consolidated Statement of Cash Flows	50
	Consolidated Statement of Changes in Equity	51
	Notes to Consolidated Financial Statements	52
	Interim Financial Results (Unaudited)	88
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	88
ITEM 9A.	CONTROLS AND PROCEDURES.	91
ITEM 9B.	OTHER INFORMATION.	92

PART III.		92

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	92
ITEM 11.	EXECUTIVE COMPENSATION.	93
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	93
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	93
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	93

PART IV.		93

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	93
	Additional Financial Data	93
	Schedule II – Valuation and Qualifying Accounts	99
	SIGNATURES	100
APPENDIX I	2012 LISTING OF FACILITIES	A-1
APPENDIX II	2012 CAPACITY INFORMATION	A-4

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
In the United States at December 31, 2012, the Company operated 28 pulp, paper and packaging mills, 187 converting and packaging plants, 18 recycling plants and three bag facilities. Production facilities at December 31, 2012 in Europe, Asia, Latin America and South America included 11 pulp, paper and packaging mills, 65 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 88 distribution branches in the United States and 32 distribution branches located in Canada, Mexico and Asia. At December 31, 2012, we owned or managed approximately 327,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into four segments: Industrial Packaging; Printing Papers; Consumer Packaging; and Distribution. Beginning January 1, 2011, the Forest Products business was no longer reported by the Company as a separate industry segment due to the immateriality of the results of the remaining business on the Company’s consolidated financial statements. A description of these business segments can be found on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.
From 2008 through 2012, International Paper’s capital expenditures approximated $4.9 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2012 was approximately $1.4 billion and is expected to be approximately $1.4 billion in 2013. You can find more information about capital expenditures on page 34 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found on pages 34 and 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You can find discussions of restructuring charges and other special items on pages 24 through 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 18 Financial Information by Industry Segment and Geographic Area on pages 86 and 87 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 18 Financial Information by Industry Segment and Geographic Area on page 87 of Item 8. Financial Statements and Supplementary Data.

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
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of price and cost on operating profits on pages 19 through 32 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.
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

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2012, 2011 and 2010 were as follows:
Sales Volumes by Product (1)

In thousands of short tons	2012	2011	2010
Industrial Packaging
Corrugated Packaging (2)	10,523	7,424	7,525
Containerboard (2)	3,228	2,371	2,458
Recycling	2,349	2,435	2,486
Saturated Kraft	166	161	176
Gypsum/Release Kraft (2)	135	—	—
Bleached Kraft	114	95	85
European Industrial Packaging	1,032	1,047	1,040
Asian Box (3)	410	444	307
Industrial Packaging	17,957	13,977	14,077
Printing Papers
U.S. Uncoated Papers	2,617	2,616	2,695
European and Russian Uncoated Papers	1,286	1,218	1,235
Brazilian Uncoated Papers	1,165	1,141	1,081
Indian Uncoated Papers (4)	246	49	—
Printing Papers	5,314	5,024	5,011
Pulp (5)	1,593	1,410	1,422
Consumer Packaging
U.S. Coated Paperboard	1,507	1,560	1,572
European Coated Paperboard	372	332	351
Asian Coated Paperboard	1,059	998	870
Consumer Packaging	2,938	2,890	2,793

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.

(3)	Includes SCA Packaging volumes from date of acquisition in June 2010.

(4)	Includes APPM volumes from date of acquisition in October 2011.

(5)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT
The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $13 million in 2012, $13 million in 2011 and $12 million in 2010.
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
ENVIRONMENTAL PROTECTION
International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. A total of $60 million was spent in 2012 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $90 million in 2013 for similar capital projects, including expenditures associated with the Environmental Protection Agency's (EPA) Boiler

MACT (maximum achievable control technology) rule. Projected capital expenditures for 2014 environmental capital projects are anticipated to be approximately $285 million, much of which is associated with the new Boiler MACT rule. Preliminary cost projections for 2015 environmental capital projects are estimated to be $300 million, much of which is again associated with Boiler MACT. In March 2011, the EPA published four inter-related final rules commonly and collectively referred to as “Boiler MACT.” As finalized, these rules required owners of specified boilers to meet very strict air emissions standards for certain substances. The rule was immediately subject to administrative reconsideration by the EPA and several lawsuits. On December 20, 2012, the EPA issued its final reconsidered Boiler MACT suite of rules. International Paper is actively analyzing the rules to determine, among other things, its costs and this process is in its early stages. As such, the projected capital expenditures for environmental capital projects represent our current best estimate of future expenditures with the recognition that the Boiler MACT analysis is in the early stages and subject to change.
In the U.S., the EPA proposed or finalized a number of new rules, including Greenhouse Gas Mandatory Reporting (see Climate Change section), and more restrictive National Ambient Air Quality Standards (NAAQSs). The EPA has promulgated new NAAQSs for nitrogen oxide (NOx) and sulfur dioxide (SO2) and we anticipate that additional NAAQSs will also be forthcoming. Additionally, the EPA published Phase I of its Pulp and Paper National Emission Standard for Hazardous Air Pollutants (NESHAP). To date, these regulations have not had a material impact on International Paper operations. However, once fully implemented these rules could require significant investments of capital and/or operational changes that could potentially have a material impact.

CLIMATE CHANGE
In 1997, an international conference on global warming concluded with an agreement known as the Kyoto Protocol. The Kyoto Protocol called for reductions of certain emissions that may contribute to increases in atmospheric greenhouse gas concentrations. While the U.S. and many other countries did not ratify the Kyoto Protocol, it has formed the basis for a range of international, national and sub-national proposals and regulations focusing on greenhouse gas reduction. Some of these regulations apply currently or will apply in countries where we currently have, or may in the future have, manufacturing facilities or investments.
Although the Kyoto Protocol expired in 2012, a successor protocol is currently under negotiation at the international level. Several countries or geographic areas in which we operate, such as the EU, India, Brazil,

China and Morocco, have signaled they intend to continue to participate in an extended Kyoto process. While only the EU had actual emissions caps, some countries are enacting local programs to address climate change. Currently, these local programs do not appear to materially impact IP operations. Russia and the U.S. have not agreed to participate in the post-Kyoto process. Due to the lack of clarity around what post-Kyoto will look like, it is not possible at this time to estimate the potential impacts of future international agreements on International Paper's operations. Under the European Union Emissions Trading System (EUETS), the EU has committed to greenhouse gas reductions. International Paper has two sites covered by the EUETS. These measures did not have a material effect on our European operations in 2012, nor are they expected to have such an impact in 2013 at current market prices for emission credits. Significant swings in market price associated with credits could impact European operations.
The U.S. has not ratified the Kyoto Protocol nor have efforts in the U.S. Congress to legislate the control of greenhouse gas (GHG) emissions been successful. To date, the activity in the U.S. has been spearheaded by the U.S. EPA and, to some extent, by the states. Pursuant to the GHG Mandatory Reporting Rule promulgated in 2009, the EPA began a process to collect data on emitters of greater than 25,000 tons of greenhouse gas per year. Twenty-four of our U.S. facilities and six closed landfills are covered by and submitted reports as required under this rule. We do not believe that the reporting rule has had nor will have a material impact on our operations. Additionally, the EPA has indicated that it will propose New Source Performance Standards (NSPS) for various industry sectors which will limit GHG emissions from certain sources. Currently, the EPA has not identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that, at some future time, pulp and paper sources will be subject to new NSPS rules. It is uncertain what impacts, if any, future NSPS will have on International Paper’s operations. The EPA has convened a Science Advisory Board (SAB) to assess the neutrality of biomass when combusted in new sources. The SAB began deliberations in 2011 and submitted recommendations to EPA in late 2012. It is not clear what, if any, of the SAB recommendations EPA will act on or the timeframe in which they may take action. Because the use of biomass is prevalent in the pulp and paper production process, the findings of the SAB and how they are incorporated into climate policy and subsequent regulations could be material to the industry and the Company.
Some U.S. states have considered legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the planned development of greenhouse gas emission inventories or regional greenhouse gas cap-and-trade programs. One such state is California. International Paper does not have any sites currently subject to California's GHG regulatory plan. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. We are monitoring proposed programs in other states.
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
EMPLOYEES
As of December 31, 2012, we had approximately 70,000 employees, 42,000 of whom were located in the United States. Of the U.S. employees, approximately 27,500 are hourly, with unions representing approximately 18,000 employees. Approximately 12,000 of the union employees are represented by the United Steel Workers (USW).
In September 2012, International Paper negotiated the integration of four former Temple-Inland mills into the International Paper/USW Mill Master Agreement expanding this Master to include 18 of our U.S. pulp, paper and packaging mills. In October 2012, we completed negotiations on the integration of 18 former Temple-Inland converting facilities into the International Paper/USW Converting Master Agreement expanding this Master to include 63 of our converting facilities. These two agreements, the Mill and Converting Master Agreements, cover several specific items, including but not limited to wages, select benefit programs, successorship, employment security and health and safety. Individual facilities continue to have local agreements for other items not covered by these agreements. If local facility agreements are not successfully negotiated at the time of expiration, then, under the Master Agreements, the local facility agreements will automatically renew with the same terms in effect at the time of expiration. In October 2012, International Paper negotiated the integration of four former Temple-Inland converting facilities into the International Paper/District Council 2, International Brotherhood of Teamsters (DC2, IBT) Converting Master Agreement expanding this Master to include 16 of our converting facilities.
In addition, during 2012, 36 local labor agreements were negotiated at four mills, 23 converting facilities and nine distribution facilities.
During 2013, 32 labor agreements are scheduled to be negotiated: five mills, 23 converting and four distribution facilities. Twenty-five of these agreements will automatically renew under the terms of the Master Agreements if new agreements are not reached.
EXECUTIVE OFFICERS OF THE REGISTRANT
John V. Faraci, 63, chairman and chief executive officer since 2003. Mr. Faraci joined International Paper in 1974.
John N. Balboni, 64, senior vice president and chief information officer since 2005. Mr. Balboni joined International Paper in 1978.
C. Cato Ealy, 55, senior vice president – corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.
William P. Hoel, 56, senior vice president, Container The Americas, since February 2012. Mr. Hoel previously served as vice president, Container The Americas, from 2005 until 2012, senior vice president, corporate sales and marketing, from 2004 until 2005, and vice president, Wood Products, from 2000 until 2004. Mr. Hoel joined International Paper in 1983.

Tommy S. Joseph, 53, senior vice president – manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president – manufacturing, technology, EHS&S from February 2009 until December 2009, and vice president – technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.
Thomas G. Kadien, 56, senior vice president – consumer packaging and IP Asia since January 2010. Mr. Kadien previously served as senior vice president and president – xpedx from 2005 until 2009. Mr. Kadien joined International Paper in 1978. Mr. Kadien serves on the board of directors of The Sherwin-Williams Company.
Paul J. Karre, 60, senior vice president – human resources and communications since May 2009.
Mr. Karre previously served as vice president – human resources from 2000 until 2009. Mr. Karre joined International Paper in 1974.
Mary A. Laschinger, 52, senior vice president since 2007 and president – xpedx since January 2010. Ms. Laschinger previously served as president – IP Europe, Middle East, Africa and Russia from 2005 until 2010. Ms. Laschinger joined International Paper in 1992. Ms. Laschinger serves on the board of directors of the Kellogg Company.
Tim S. Nicholls, 51, senior vice president – printing and communications papers of the Americas since November 2011. Mr. Nicholls previously served as senior vice president and chief financial officer from 2007 until 2011 and vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer – IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.
Maximo Pacheco, 60, senior vice president since 2005 and president – IP Europe, Middle East, Africa and Russia since January 2010. Mr. Pacheco previously served as president – IP do Brasil from 2004 until 2009. Mr. Pacheco is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Pacheco joined International Paper in 1994.
Carol L. Roberts, 53, senior vice president and chief financial officer since November 2011. Ms. Roberts previously served as senior vice president – industrial packaging from 2008 until 2011 and senior vice president – IP packaging solutions from 2005 until 2008. Ms. Roberts joined International Paper in 1981.

Sharon R. Ryan, 53, senior vice president, general counsel and corporate secretary since November 2011. Ms. Ryan previously served as senior vice president, acting general counsel and corporate secretary from May 2011 until November 2011, and as vice president from March 2011 until May 2011. Ms. Ryan served as associate general counsel, chief ethics and compliance officer from 2009 until 2011, and as associate general counsel from 2006 until 2011. Ms. Ryan joined International Paper in 1988.
Mark S. Sutton, 51, senior vice president – industrial packaging since November 2011. Mr. Sutton previously served as senior vice president – printing and communications papers of the Americas from 2010 until 2011, senior vice president – supply chain from 2008 to 2009, and vice president – supply chain from 2007 until 2008. Mr. Sutton served as vice president – strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan and the CBPR acquisition in 2008 is presented in Note 10 Commitments and Contingent Liabilities on page 66 of Item 8. Financial Statements and Supplementary Data.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including, but not limited to, changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
COMPETITION IN THE UNITED STATES AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Product innovations, manufacturing and operating efficiencies, and marketing, distribution and pricing strategies pursued or achieved by competitors could negatively impact our financial results.
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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CON-
DITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2012, International Paper had approximately $10.1 billion of outstanding indebtedness, including $0 of indebtedness outstanding under our credit facilities and $9.6 billion of indebtedness outstanding under our floating and fixed rate notes. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Maintaining an investment-grade credit rating is an important element of our financial strategy, and a downgrade of the Company’s ratings below investment grade may limit our access to the capital markets, have an adverse effect on the market price of our securities, increase our cost of borrowing and require us to post collateral for derivatives in a net liability position. The Company’s desire to maintain its investment grade rating may cause the Company to take certain actions designed to improve its cash flow, including sale of assets, suspension or further reduction of our dividend and reductions in capital expenditures and working capital.
Under the terms of the agreements governing approximately $4.6 billion of our debt as of

December 31, 2012, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to the Company in connection with our 2006 sale of forestlands may be downgraded below a required rating. Since 2006, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. Ongoing uncertainty in the banking environment continues, including continued uncertainty with respect to whether the euro-zone will emerge from its sovereign debt crisis and the rating agencies’ ongoing reassessment of bank ratings. As a result, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of deferred taxes if a replacement bank cannot be obtained. See Note 11 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 69 through 72 of Item 8. Financial Statements and Supplementary Data for further information.
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
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2012 was $4.1 billion. This includes liability for the International Paper Company pension plans as well as the Temple-Inland Retirement Plan and the Temple-Inland Supplemental Executive Retirement Plan, for which we have responsibility in connection with the Temple-Inland acquisition. The amount and timing of future contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland, China, and India, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.
RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS
EXPENDITURES RELATED TO THE COST OF COMPLIANCE WITH ENVIRONMENTAL, HEALTH AND SAFETY LAWS AND REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to U.S. and non-U.S. laws and regulations relating to the environment, health and safety. We have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and National Ambient Air Quality Standards (NAAQSs), will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

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

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	labor difficulties; and

•	other operational problems.
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
SEVERAL OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim joint venture in Russia and the recently established Orsa International Paper joint venture in Brazil. In joint ventures we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.
WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES AND DIVESTITURES. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent strategic acquisitions, joint ventures and divestitures and to realize the benefits we expect from such transactions, and are subject to the risk that we may not achieve the expected benefits. Among the benefits we expect from potential as well as recently completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers placing higher strategic value on such businesses and assets than does International Paper.

For example, on December 12, 2012, the Company signed an agreement to divest our Temple-Inland Building Products business unit to Georgia-Pacific LLC. Our ability to complete the transaction is subject to certain conditions, including approval of the transaction by the U.S. Department of Justice. Failure to consummate the agreed sale to Georgia-Pacific could result in significant delay in accomplishing a divestiture of Temple-Inland Building Products and inability to reach an agreement with one or more alternative purchasers on terms as favorable as the agreement with Georgia-Pacific.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2012, the Company owned or managed approximately 327,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under CERFLOR.
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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2013 on page 36, and dispositions and restructuring activities as of December 31, 2012, on pages 23 through 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 56 through 61 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 10 Commitments and Contingencies on pages 65 through 69 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2012 and 2011 are set forth on page 88 of Item 8. Financial Statements and Supplementary Data. As of

the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 21, 2013, there were approximately 16,026 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	377	$35.83	N/A	N/A
Total	377

(a)	Shares acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs.
No activity occurred in November or December.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 30, 2007 with a $100 investment in our ROI Peer Group and the S&P 500 also made at market close on December 30, 2007. The graph portrays total return, 2007–2012, assuming reinvestment of dividends.

(1)
The companies included in the ROI Peer Group are Boise, Inc., Domtar Inc., Fibria Celulose S.A., Klabin S.A., MeadWestvaco Corp., Metsa Board Corporate, Mondi Group, Packaging Corporation of America, Rock-Tenn Company, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp.

(2)
Boise, Inc., Mondi Group and Smurfit Kappa Group became publicly traded companies in June 2007 (Boise, Inc. and Mondi Group) and March 2007 (Smurfit Kappa). Their results are included in the ROI peer group beginning in 2008.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2012		2011		2010		2009		2008
RESULTS OF OPERATIONS
Net sales	$27,833		$26,034		$25,179		$23,366		$24,829
Costs and expenses, excluding interest	26,137		24,035		23,749		21,498		25,490
Earnings (loss) from continuing operations before income taxes and equity earnings	1,024	(b)	1,458	(e)	822	(h)	1,199	(j)	(1,153)	(l)
Equity earnings (loss), net of taxes	61		140		111		(26)		6
Discontinued operations, net of taxes	45	(c)	49	(f)	—		—		(13)	(m)
Net earnings (loss)	799	(b-d)	1,336	(e-g)	712	(h-i)	704	(j-k)	(1,322)	(l-n)
Noncontrolling interests, net of taxes	5		14		21		18		3
Net earnings (loss) attributable to International Paper Company	794	(b-d)	1,322	(e-g)	691	(h-i)	686	(j-k)	(1,325)	(l-n)
FINANCIAL POSITION
Working capital	$3,907		$5,718		$3,525		$3,539		$2,605
Plants, properties and equipment, net	13,949		11,817		12,002		12,688		14,202
Forestlands	622		660		747		757		594
Total assets	32,153		27,018		25,409		25,543		26,804
Notes payable and current maturities of long-term debt	444		719		313		304		828
Long-term debt	9,696		9,189		8,358		8,729		11,246
Total shareholders’ equity	6,304		6,645		6,875		6,018		4,060
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.72		$2.95		$1.61		$1.61		$(3.12)
Discontinued operations	0.10		0.11		—		—		(0.03)
Net earnings (loss)	1.82		3.06		1.61		1.61		(3.15)
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.70		$2.92		$1.59		$1.61		$(3.12)
Discontinued operations	0.10		0.11		—		—		(0.03)
Net earnings (loss)	1.80		3.03		1.59		1.61		(3.15)
Cash dividends	1.0875		0.9750		0.400		0.325		1.00
Total shareholders’ equity	14.33		15.21		15.71		13.90		9.50
COMMON STOCK PRICES
High	$39.88		$33.01		$29.25		$27.79		$33.77
Low	27.29		21.55		19.33		3.93		10.20
Year-end	39.84		29.60		27.24		26.78		11.80
FINANCIAL RATIOS
Current ratio	1.8		2.2		1.8		1.9		1.5
Total debt to capital ratio	0.62		0.60		0.56		0.60		0.75
Return on shareholders’ equity	11.6%	(b-d)	17.9%	(e-g)	11.4%	(h-i)	14.1%	(j-k)	(15.4)%	(l-n)
Return on investment from continuing operations attributable to International Paper Company	4.8%	(b-d)	7.5%	(e-g)	5.3%	(h-i)	5.1%	(j-k)	(4.2)%	(l-n)
CAPITAL EXPENDITURES	$1,383		$1,159		$775		$534		$1,002
NUMBER OF EMPLOYEES	70,000		61,500		59,500		56,100		61,700

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
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)	All periods presented have been restated to reflect the Kraft Papers, Brazilian Coated Papers, Beverage Packaging, and Wood Products businesses as discontinued operations, if applicable.

2012:

(b)
Includes restructuring and other charges of $109 million before taxes ($70 million after taxes) including pre-tax charges of $48 million ($30 million after taxes) for early debt extinguishment costs, pre-tax charges of $44 million ($28 million after taxes) for costs associated with the restructuring of the Company's xpedx operations, and pre-tax charges of $17 million ($12 million after taxes) for costs associated with the restructuring of the Company's Packaging business in Europe. Also included are a pre-tax charge of $20 million ($12 million after taxes) related to the write-up of the Temple-Inland inventories to fair value, pre-tax charges of $164 million ($108 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $62 million ($38 million after taxes) to adjust the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, and pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestiture of three containerboard mills.

(c)	Includes pre-tax charges of $15 million ($9 million after taxes) for expenses associated with pursuing the divestiture of the Temple-

Inland Building Products business and the operating results of the Temple-Inland Building Products business.

(d)
Includes a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement).

2011:

(e)
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

(f)
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

(h)
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

(i)
Includes tax expense of $14 million and $32 million for tax adjustments related to incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a $40 million tax benefit related to cellulosic bio-fuel tax credits.

2009:

(j)
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

(k)
Includes a $156 million tax expense for the write-off of deferred tax assets in France, a $15 million tax expense for the write-off of a deferred tax asset for a recycling credit in the state of Louisiana and a $26 million tax benefit related to the settlement of the 2004 and 2005 U.S. federal income tax audit and related state income tax effects.

2008:

(l)
Includes restructuring and other charges of $370 million before taxes ($227 million after taxes), including a pre-tax charge of $123 million ($75 million after taxes) for shutdown costs for the Bastrop, Louisiana mill, a pre-tax charge of $30 million ($18 million after taxes) for the shutdown of a paper machine at the Franklin, Virginia mill, a charge of $53 million before taxes ($32 million after taxes) for severance and related costs associated with the Company’s 2008 overhead cost reduction initiative, a charge of $75 million before taxes ($47 million after taxes) for adjustments to legal reserves, a pre-tax charge of $30 million ($19 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations, a pre-tax charge of $53 million ($33 million after taxes) to write off deferred supply chain initiative development costs for U.S. container operations that were not implemented due to the CBPR acquisition, a charge of $8 million before taxes ($5 million after taxes) for closure costs associated with the Ace Packaging business, and a gain of $2 million, before and after taxes, for adjustments to previously recorded reserves and other charges associated with the Company’s 2006 Transformation Plan. Also included are a charge of $1.8 billion, before and after taxes, for the impairment of goodwill in the Company’s U.S. Printing Papers and U.S. and European Coated Paperboard businesses, a pre-tax charge of $107 million ($84 million after taxes) to write down the assets of the Inverurie, Scotland mill to estimated fair value, a pre-tax gain of $6 million ($4 million after taxes) for adjustments to estimated transaction costs accrued in connection with the 2006 Transformation Plan forestland sales, a $39 million charge before taxes ($24 million after taxes) relating to the write-up of inventory to fair value in connection with the CBPR acquisition, and a $45 million charge before taxes ($28 million after taxes) for integration costs associated with the CBPR acquisition.

(m)
Includes a pre-tax charge of $25 million ($16 million after taxes) for the settlement of a post-closing adjustment on the sale of the Beverage Packaging business, pre-tax gains of $9 million ($5 million after taxes) for adjustments to reserves associated with the sale of discontinued businesses, and the operating results of certain wood products facilities.

(n)	Includes a $40 million tax benefit related to the restructuring of the Company’s international operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per diluted share attributable to common shareholders of $2.65 in 2012, compared with $3.12 in 2011, and $2.30 in 2010. Diluted earnings (loss) per share attributable to common shareholders were $1.80 in 2012, compared with $3.03 in 2011 and $1.59 in 2010.

International Paper delivered strong results during 2012 despite challenging global economic conditions, and generated record cash flow from operations of $3 billion. Our results were primarily driven by the Temple-Inland acquisition and associated integration synergies that exited the year at a run rate above our first-year plan. We also divested three mills required as a condition to close the Temple-Inland acquisition and announced an agreement to divest the building products business acquired with Temple-Inland. These divestitures combined will generate more than $1.2 billion of cash once the building products divestiture closes.

Our global operations continued to execute well and deliver on our cost management objectives, contributing to another year of generating returns above our cost of capital. We reduced our balance sheet debt by $1.9 billion since the Temple-Inland acquisition closed and increased our annual dividend by 14% to $1.20 per share. We also made significant progress on our strategic and cost-reduction projects, including the Franklin fluff pulp mill conversion, the biomass boiler at our Mogi Guacu mill in Brazil, and our new coated paperboard machine in China, among others. We also finalized two acquisitions in Turkey and Brazil during the 2013 first quarter that were announced in 2012. We believe these strategic and cost-saving projects position International Paper well for a step-change in earnings in 2013.

Summarizing our 2012 operations, the Temple-Inland acquisition built a strong foundation for steadily improving, as well as less cyclical, earnings going forward. The acquisition and impressive integration were meaningfully earnings accretive in less than twelve months. While the slower global growth environment took its toll on pricing in pulp, consumer grades and export shipments across all our product lines, the worst seems to be behind us as pulp markets have stabilized and rebounded from the bottom and export markets in containerboard have recovered in the second half of the year. It was another year of excellent execution across our global operations, as the performance of our mills more than offset ramp-up costs associated with the Franklin fluff pulp mill conversion and the coated paperboard machine start-up at our IP-Sun joint venture in China. Lower average input costs helped us offset the absence of significant favorable inventory valuation adjustments that we experienced in 2011.

Looking ahead to the first quarter of 2013, we expect seasonally weaker volume in our Europe-Russia and Brazil papers businesses and stable demand across our North American businesses. We expect the full benefit of our 2012 fourth quarter North American box price increase to be realized during the 2013 first quarter, but it will be partially offset by unfavorable seasonal mix issues in Brazil. Operationally, we should see the impact of improved performance across our mill businesses as supply chain conditions improve and one-time unfavorable issues from the 2012 fourth quarter do not repeat. Further, lower costs at Franklin and the full impact of the biomass boiler in Brazil should provide additional earnings momentum. As to input costs, we expect higher costs for recycled fiber, wood and energy. The 2013 first quarter will be another heavy maintenance outage quarter with only a modest decrease in expenses expected.

For the 2013 full year, our outlook for end-use demand is based on global economic growth of three to four percent and growth in the U.S. of one to two percent. Our largest lever this year is the trajectory of our North American industrial packaging business, with year-over-year earnings improvement due to pricing and continued system optimization. Further, the ramp-up of our many strategic and cost saving projects during the course of the year is expected to drive significant incremental earnings in 2013 versus 2012. We do, however, expect higher input costs, primarily associated with fiber and energy, and an unfavorable impact associated with the lost earnings and incremental containerboard purchases from the divested mills.
Free cash flow (a non-GAAP measure) of $1.6 billion generated in 2012 was lower than the $1.7 billion generated in both 2011 and 2010 (see reconciliation on page 33).
Operating Earnings per share attributable to common shareholders of $0.69 in the fourth quarter of 2012 were lower than both the $0.81 in the 2012 third quarter and the $0.73 in the 2011 fourth quarter. Diluted earnings (loss) per share attributable to common shareholders were $0.53 in the fourth quarter of 2012, compared with $0.54 in the third quarter of 2012 and $0.65 in the fourth quarter of 2011.
Free cash flow of $384 million generated in the 2012 fourth quarter was lower than the $567 million generated in the 2012 third quarter but slightly higher than the $328 million generated in the 2011 fourth quarter (see reconciliation on page 33).
Operating Earnings is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most direct comparable GAAP measure. The Company calculates Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, and non-operating pension expense. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations. The following are reconciliations of Operating Earnings per share attributable to International Paper Company common shareholders to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	2012	2011	2010
Operating Earnings (Loss) Per Share Attributable to Shareholders	$2.65	$3.12	$2.30
Non-operating pension expense	(0.26)	(0.06)	(0.14)
Restructuring and other charges	(0.45)	(0.19)	(0.59)
Net gains (losses) on sales and impairments of businesses	(0.20)	0.08	0.03
Interest income	—	0.01	—
Income tax adjustments	(0.04)	(0.06)	(0.01)
Bargain purchase price adjustment	—	0.02	—
Diluted Earnings (Loss) Per Share from Continuing Operations	1.70	2.92	1.59
Discontinued operations	0.10	0.11	—
Diluted Earnings (Loss)Per Share Attributable to Shareholders	$1.80	$3.03	$1.59

	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2011
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.69	$0.81	$0.73
Non-operating pension expense	(0.07)	(0.06)	(0.01)
Restructuring and other charges	(0.08)	(0.13)	(0.03)
Net gains (losses) on sales and impairments of businesses	0.01	(0.11)	—
Interest income	—	—	0.01
Income tax adjustments	(0.04)	—	(0.05)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.51	0.51	0.65
Discontinued operations	0.02	0.03	—
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.53	$0.54	$0.65
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

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2012	2011	2010
Net Earnings (Loss) Attributable to International Paper Company	$794	$1,322	$691
Deduct – Discontinued operations:
(Earnings) from operations	(54)	—	—
(Gain) loss on sales or impairment	9	(49)	—
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	749	1,273	691
Add back (deduct):
Income tax provision	331	311	221
Equity (earnings) loss, net of taxes	(61)	(140)	(111)
Net earnings attributable to noncontrolling interests	5	14	21
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	1,024	1,458	822
Interest expense, net	672	541	608
Noncontrolling interests / equity earnings included in operations	—	(10)	(15)
Corporate items	51	102	142
Special items:
Restructuring and other charges	51	82	70
Net losses (gains) on sales and impairments of businesses	(2)	—	(25)
Non-Operating Pension Expense	$159	$43	$84
	$1,955	$2,216	$1,686
Industry Segment Operating Profit
Industrial Packaging	$1,066	$1,147	$826
Printing Papers	599	872	481
Consumer Packaging	268	163	207
Distribution	22	34	78
Forest Products	—	—	94
Total Industry Segment Operating Profit	$1,955	$2,216	$1,686
Industry segment operating profits of $2.0 billion in 2012 included a net loss from special items of $335 million compared with $253 million in 2011 and $344 million in 2010. Operationally, compared with 2011, the impacts of Temple-Inland volumes and synergies ($379 million) and lower input costs ($113 million) were offset by higher costs associated with Temple-Inland step-up depreciation and the impact of divesting three containerboard mills ($141 million), lower average sales price realizations and an unfavorable mix ($313 million), higher operating costs ($186 million) and higher mill maintenance outage costs($31 million).

Segment Operating Profit
(in millions)

$2,700
$2,400
$2,100
$1,800
$1,500
$1,200
$900
$600
$300
$0
$2,216
$379
($141)
($313)
($186)
($31)
$113
($82)
1,955
2011
TIN Volume&Synergies
TIN Step-Up Depn & Divested Mills
Price & Mix
Operations & Costs
Maintenance Outages
Input Costs
Special Items
2012

The principal changes in operating profit by segment were as follows:

•
Industrial Packaging’s profits of $1.1 billion were $81 million higher as the benefits of Temple-Inland sales volumes and synergies and lower input costs were partially offset by additional costs associated with Temple-Inland step-up depreciation and the impact of the divestiture of three containerboard mills, lower average sales price realizations and unfavorable mix, higher operating costs and higher maintenance outage costs. In addition, 2012 operating profits included $184 million of costs associated with the integration of Temple-Inland, a $62 million charge to adjust the long-lived assets of the Hueneme mill to their fair value, and $29 million of costs associated with the divestiture of three containerboard mills. Operating profits in 2011 included $20 million of costs associated with the signing of an agreement to purchase Temple-Inland.

•
Printing Papers’ profits of $599 million were $273 million lower than in 2011. The benefits of higher sales volumes were more than offset by lower sales price realizations, higher operating costs, higher maintenance outage costs, higher raw material and freight costs and other items. Operating profits in 2011 included a gain of $21 million related to the reversal of environmental reserves due to the announced repurposing of the Franklin, Virginia mill and $11 million of asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009.

•
Consumer Packaging’s profits of $268 million, were $105 million higher than in 2011. The benefits from lower raw material and freight costs, lower maintenance outage costs and lower other items were more than offset by lower sales price realizations and a less favorable product mix, lower sales volumes and higher market-related downtime, and higher operating expenses. Operating profits in 2011 included costs of $201 million associated with the fixed asset impairment and sale of the Shorewood business.

•
Distribution’s profits of $22 million were $12 million lower than 2011. Higher sales price realizations and lower operating costs were more than offset by lower sales volumes. Reorganization expenses were $49 million in 2012 and $52 million in 2011.

Corporate items, net, of $51 million of expense in 2012 were lower than the $102 million of expense in 2011 due to lower supply chain initiative expenses. The decrease in 2011 from 2010 primarily reflects lower supply chain initiative expenses.
Corporate special items, including restructuring and other items and net losses on sales and impairments of businesses were a loss of $49 million in 2012 compared with a loss of $76 million in 2011 and a loss of $45 million in 2010.
Interest expense, net, was $672 million in 2012 compared with $541 million in 2011 and $608 million in 2010. The increase in 2012 reflects higher interest expense associated with the Temple-Inland acquisition, while the decrease in 2011 reflects lower debt levels throughout much of the year.
A net income tax provision of $331 million was recorded for 2012, including a net expense of $14 million related to internal restructurings and an expense of $5 million to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements). The 2011 income tax provision of $311 million includes a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority interest in Andhra Pradesh Paper Mills Limited, a $13 million benefit related to the release of a deferred tax asset valuation allowance and a $2 million expense for other items. The 2010 income tax provision of $221 million includes a $14 million tax expense for an incentive compensation deferred tax write-off, a $32 million tax expense for a Medicare Part D deferred tax write-off and a $40 million net tax benefit related to cellulosic bio-fuel credits.
Discontinued Operations
In 2012, $54 million of operating profits for the Temple-Inland Building Products business were recorded in discontinued operations. In addition, $9 million of after-

tax expenses associated with pursuing the divestiture of this business were included.
In 2011, $49 million of net income adjustments were recorded relating to prior sales of discontinued businesses.
Liquidity and Capital Resources
For the year ended December 31, 2012, International Paper generated $3.0 billion of cash flow from continuing operations compared with $2.7 billion in 2011. Capital spending for 2012 totaled $1.4 billion, or 93% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $3.7 billion, while net decreases in debt totaled $356 million. Our liquidity position remains strong, supported by approximately $2.5 billion of committed credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect to generate strong free cash flow again in 2013 and will continue our balanced use of cash through investments in capital projects, the reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders and strengthening our businesses through acquisitions, as appropriate.
Capital spending for 2013 is targeted at $1.4 billion, or about 93% of depreciation and amortization.
Critical Accounting Policies and Significant Accounting Estimates
Accounting policies that may have a significant effect on our reported results of operations and financial position, and that can require judgments by management in their application, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pension and postretirement benefit obligations, stock options and income taxes. See pages 38 through 41 for a discussion of the Company’s critical accounting policies and significant accounting estimates.
Legal
See Note 10 Commitments and Contingent Liabilities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.

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
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2012, and the major factors affecting these results compared to 2011 and 2010.
RESULTS OF OPERATIONS
For the year ended December 31, 2012, International Paper reported net sales of $27.8 billion, compared with $26.0 billion in 2011 and $25.2 billion in 2010. International net sales (including U.S. exports) totaled $8.5 billion or 31% of total sales in 2012. This compares with international net sales of $8.7 billion in 2011 and $7.5 billion in 2010.
Full year 2012 net earnings attributable to International Paper Company totaled $794 million ($1.80 per share), compared with net earnings of $1.3 billion ($3.03 per share) in 2011 and $691 million ($1.59 per share) in 2010. 2012 and 2011 amounts include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2012 were $749 million, including $305 million of net special items charges and $113 million of non-operating pension expense compared with income of $1.3 billion, including $63 million of net special items charges and $29 million of non-operating pension expense in 2011, and $691 million, including $246 million of net special items charges and $59 million of non-operating pension expense in 2010. Compared with 2011, benefits from Temple-Inland synergies, lower input costs and lower income tax expense were more than offset by higher costs associated with Temple-Inland step-up depreciation and the impact of the divestiture of three containerboard mills, lower average sales price realizations and unfavorable mix, higher operating costs, higher maintenance outage costs and higher interest expense. In addition, 2012 results included lower equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,273
$258
($96)
($213)
($85)
($21)
$77
($85)
$45
($78)
($84)
($242)
$749
2011
TIN Volume&Synergies
TIN Step-up Dep'n&Divested Mills
Price & Mix
Operations & Costs
Maintenance Outages
Input Costs
Interest
Tax
Ilim JV
Non-Operating Pension
Special Items
2012

See Industry Segment Results on pages 27 through 32 for a discussion of the impact of these factors by segment.
Discontinued Operations
2012:
In 2012, $45 million of net income adjustments were recorded relating to discontinued businesses, including $9 million of costs associated with the announced agreement to sell the Temple-Inland Building Products business. Also included are the operating profits for the Temple-Inland Building Products business.
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
Income Taxes
A net income tax provision of $331 million was recorded for 2012, including a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements). Excluding these items and the tax effect of other special items, the tax provision was $410 million, or 29% of pre-tax earnings before equity earnings.

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
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2012, 2011 and 2010 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 32).
Corporate Items and Interest Expense
Corporate items totaled $51 million of expense for the year ended December 31, 2012 compared with $102 million in 2011 and $142 million in 2010. The decrease in 2012 from 2011 reflects lower supply chain initiative expenses. The decrease in 2011 from 2010 reflects lower supply chain initiative expenses.
Net interest expense totaled $672 million in 2012, $541 million in 2011 and $608 million in 2010. The increase in 2012 compared with 2011 is due to interest expense associated with the Temple-Inland acquisitions. The decrease in 2011 compared with 2010 reflects lower average debt levels.
Net earnings attributable to noncontrolling interests totaled $5 million in 2012 compared with $14 million in 2011 and $21 million in 2010. The decrease in 2012 primarily reflects lower earnings for the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China due to start-up costs associated with a new paper machine. The decrease in 2011 reflects lower earnings for Shorewood Mexico due to the impairment of the business’ fixed assets.

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
2012: During 2012, corporate restructuring and other charges totaling $51 million before taxes ($35 million after taxes) were recorded. These charges included:

•
a $48 million charge before taxes ($30 million after taxes) for costs related to the early extinguishment of debt (see Note 12 Debt and Lines of Credit on pages 72 and 73 of Item 8. Financial Statements and Supplementary Data), and

•	a $3 million charge before taxes ($5 million after taxes) for other items.

In addition, restructuring and other charges totaling $58 million before taxes ($39 million after taxes) were recorded in the Industrial Packaging and Distribution industry segments including:

•	a $17 million charge before taxes ($12 million after taxes) related to the restructuring of our Packaging business in Europe,

•	a $44 million charge before taxes ($28 million after taxes) for restructuring costs related to the Company's xpedx business, and

•	a $3 million gain before taxes ($1 million after taxes) for other items.
2011: During 2011, corporate restructuring and other charges totaling $55 million before taxes ($33 million after taxes) were recorded. These charges included:

•
a $32 million charge before taxes ($19 million after taxes) for costs related to the early extinguishment of debt (see Note 12 Debt and Lines of Credit on pages 72 and 73 of Item 8. Financial Statements and Supplementary Data),

•	an $18 million charge before taxes ($12 million after taxes) related to International Paper's acquisition of a majority share of APPM in India, and

•	a $5 million charge before taxes ($2 million after taxes) for other items.

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
2010: During 2010, corporate restructuring and other charges totaling $52 million before taxes ($32 million after taxes) were recorded. These charges included:

•
a $35 million charge before taxes ($21 million after taxes) for costs related to the early extinguishment of debt (see Note 12 Debt and Lines of Credit on pages 72 and 73 of Item 8. Financial Statements and Supplementary Data),

•	an $11 million charge before taxes ($7 million after taxes) related to the write-off of an Ohio commercial activity tax receivable, and

•	a $6 million charge before taxes ($4 million after taxes) for severance and benefit costs associated with the Company's S&A reduction initiative.

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
Impairments of Goodwill
No goodwill impairment charges were recorded in 2012, 2011 or 2010.
Net Losses (Gains) on Sales and Impairments of Businesses
Net losses (gains) on sales and impairments of businesses included in special items totaled a pre-tax loss of $86 million ($87 million after taxes) in 2012, a pre-tax loss of $218 million (a gain of $36 million after taxes and noncontrolling interests) in 2011 and a pre-tax gain of $23 million ($13 million after taxes) in 2010. The principal components of these gains/losses were:
2012: As referenced in Note 5 Acquisitions and Joint Ventures on pages 57 through 60 in Item. 8 Financial Statements and Supplementary Data, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During 2012, the Company recorded pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestitures of these mills. Also during 2012, in anticipation of the divestiture of the Hueneme mill, a pre-tax charge of $62 million ($38 million after taxes) was recorded to adjust the long-lived assets of the mill to their fair value.
2011: On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings. As a result, during 2011, net pre-tax charges of $207 million (after a $246 million tax benefit and a gain of $8 million related to a noncontrolling interest, a net gain of $47 million) were recorded to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper retained a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of the Shorewood business were included in continuing operations in the accompanying consolidated statement of operations instead of Discontinued operations. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011. The sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. Additionally, approximately $33 million of currency translation adjustment was reflected in OCI related to the remainder of the Shorewood business at December 31, 2011.
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
Industry Segment Operating Profits
Industry segment operating profits of $2.0 billion in 2012 decreased from $2.2 billion in 2011. The benefits from Temple-Inland volumes and synergies ($379 million) and lower input costs ($113 million) were more than offset by higher costs associated with Temple-Inland step-up depreciation and the impact of the divestiture of three containerboard mills ($141 million), lower average sales price realizations and an unfavorable mix ($313 million), higher operating costs ($186 million) and higher mill maintenance outage costs ($31 million). Special items were a $335 million net loss in 2012 compared with a net loss of $253 million in 2011.
Market-related downtime in 2012 increased to approximately 683,000 tons from approximately 421,000 tons in 2011.
Looking ahead to the first quarter of 2013, demand for North American and Asian paper and packaging is expected to be stable, while demand in Europe and

Brazil is expected to seasonally decrease. Average sales price realizations in North America are expected to be steady in the domestic paper market, but increase in packaging markets. Average sales prices in Europe are likely to be steady for both paper and packaging. In Brazil, paper prices are expected to increase in the domestic market, but decrease for sales to export markets. Input costs in North America are expected to increase for wood, energy and recycled fiber. Planned maintenance downtime costs should decrease in North America, while higher costs in Europe should be offset by lower costs in Brazil. Earnings from our xpedx distribution business are expected to reflect seasonally lower sales volumes, partially offset by cost reductions resulting from the business reorganization. Equity earnings from our Ilim joint venture are expected to be lower.
DESCRIPTION OF INDUSTRY SEGMENTS
International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.
Industrial Packaging
International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 14 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 178 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 20 recycling plants. In Europe, our operations include one recycled fiber containerboard mill in Morocco and 20 container plants in France, Italy, Spain, and Morocco. In Asia, our operations include 19 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.
Printing Papers
International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, uncoated bristols and pulp.
Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail.

Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 5 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 327,000 acres of forestlands in Brazil.
Pulp: Pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, and southern softwood pulp, as well as southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland, Russia, and Brazil and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.7 million tons.
Consumer Packaging
International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.7 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 365,000 tons of capacity at our mills producing coated board in Poland and Russia and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has annual capacity of 1.0 million tons.
Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and four international facilities.
Distribution
xpedx, our North American merchant distribution business, distributes products and services to a number of customer markets including: commercial printers with printing papers and graphic pre-press, printing presses and post-press equipment; building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment;

and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is a leading wholesale distribution marketer in these customer and product segments in North America, operating 108 warehouse locations in the U.S. and Mexico.
Forest Products
International Paper sold our remaining land portfolio in 2010 and beginning in 2011 is no longer reporting Forest Products as a separate industry segment.
Ilim Holding S.A.
In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 2.6 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 14.3 million acres (5.8 million hectares).
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
Industrial Packaging net sales and operating profits for 2012 include the results of the Temple-Inland packaging operations from the date of acquisition. Net sales for 2012 increased 27% to $13.3 billion compared with $10.4 billion in 2011, and 35% compared with $9.8 billion in 2010. Operating profits were 7% lower in 2012 than in 2011 and 29% higher than in 2010. Excluding costs associated with the acquisition and integration of Temple-Inland, the divestiture of three containerboard mills and other special items, operating profits in 2012 were 17% higher than in 2011 and 60% higher than in 2010. Benefits from Temple-Inland synergies and sales volumes ($375 million) and lower input costs ($124 million) were partially offset by higher costs associated with Temple-Inland step-up depreciation and the impact of the divestiture of three containerboard mills ($141 million), lower average sales price realizations and unfavorable mix ($20 million), higher operating costs

($125 million) and higher maintenance outage costs ($18 million). Additionally, operating profits in 2012 include costs of $184 million associated with the acquisition and integration of Temple-Inland, mill divestiture costs of $91 million, costs associated with the restructuring of our European Packaging business of $17 million and a $3 million gain for other items, while operating costs in 2011 included costs associated with signing an agreement to acquire Temple-Inland of $20 million and a gain of $7 million for other items.

Industrial Packaging
In millions	2012	2011	2010
Sales	$13,280	$10,430	$9,840
Operating Profit	1,066	1,147	826
North American Industrial Packaging net sales were $11.6 billion in 2012 compared with $8.6 billion in 2011 and $8.4 billion in 2010. Operating profits in 2012 were $1.0 billion ($1.3 billion excluding costs associated with the acquisition and integration of Temple-Inland and mill divestiture costs) compared with $1.1 billion (both including and excluding costs associated with signing an agreement to acquire Temple-Inland) in 2011 and $763 million ($776 million excluding facility closure costs) in 2010.
Sales volumes for the legacy business were about flat in 2012 compared with 2011. Average sales price was lower mainly due to export containerboard sales prices which bottomed out in the first quarter but climbed steadily the rest of the year. Input costs were lower for recycled fiber, wood and natural gas, but higher for starch. Freight costs also increased. Planned maintenance downtime costs were higher than in 2011. Operating costs were higher largely due to routine inventory valuation adjustments Operating profits in 2012 benefited from $235 million of Temple-Inland synergies. Market-related downtime in 2012 was about 570,000 tons compared with about 380,000 tons in 2011. Operating profits in 2012 included $184 million of costs associated with the acquisition and integration of Temple-Inland and $91 million of costs associated with the divestiture of three containerboard mills. Operating profits in 2011 included charges of $20 million for costs associated with the signing of the agreement to acquire Temple-Inland.
Looking ahead to 2013, sales volumes in the first quarter compared with the fourth quarter of 2012 are expected to increase slightly for boxes due to a higher number of shipping days. Average sales price realizations are expected to reflect the pass-through to box customers of a containerboard price increase implemented in 2012. Input costs are expected to be higher for recycled fiber, wood and starch. Planned maintenance downtime costs are expected to be about $26 million higher with outages scheduled at eight mills compared with six mills in the 2012 fourth quarter.

Manufacturing operating costs are expected to be lower.
European Industrial Packaging net sales were $1.0 billion in 2012 compared with $1.1 billion in 2011 and $990 million in 2010. Operating profits in 2012 were $53 million ($72 million excluding restructuring costs) compared with $66 million ($61 million excluding a gain for a bargain purchase price adjustment on an acquisition by our joint venture in Turkey and costs associated with the closure of our Etienne mill in France in 2009) in 2011 and $70 million ($73 million before closure costs for our Etienne mill) in 2010.
Sales volumes in 2012 were lower than in 2011 reflecting decreased demand for packaging in the industrial market due to a weaker overall economic environment in southern Europe. Demand for packaging in the agricultural markets was about flat year-over-year. Average sales margins increased due to sales price increases implemented during 2011 and 2012 and lower board costs. Other input costs were higher, primarily for energy and distribution. Operating profits in 2012 included a net gain of $10 million for an insurance settlement, partially offset by additional operating costs, related to the earthquakes in Northern Italy in May which affected our San Felice box plant.
Entering the first quarter of 2013, sales volumes are expected to be stable reflecting a seasonal decrease in market demand in agricultural markets offset by an increase in industrial markets. Average sales margins are expected to improve due to lower input costs for containerboard. Other input costs should be about flat. Operating costs are expected to be higher reflecting the absence of the earthquake insurance settlement that was received in the 2012 fourth quarter.
Asian Industrial Packaging net sales and operating profits include the results of SCA Packaging since the acquisition on June 30, 2010, including the impact of incremental integration costs. Net sales for the packaging operations were $400 million in 2012 compared with $410 million in 2011 and $255 million in 2010. Operating profits for the packaging operations were $2 million in 2012 compared with $2 million in 2011 and a loss of $7 million (a loss of $4 million excluding facility closure costs) in 2010. Operating profits were favorably impacted by higher average sales margins in 2012 compared with 2011, but this benefit was offset by lower sales volumes and higher raw material costs and operating costs. Looking ahead to the first quarter of 2013, sales volumes and average sales margins are expected to decrease due to seasonality.
Net sales for the distribution operations were $260 million in 2012 compared with $285 million in 2011 and $240 million in 2010. Operating profits were $3 million in 2012 compared with $3 million in 2011 and about breakeven in 2010.

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
Printing Papers net sales for 2012 were about flat with 2011 and increased 5% from 2010. Operating profits in 2012 were 31% lower than in 2011, but 25% higher than in 2010. Excluding facility closure costs and impairment costs, operating profits in 2012 were 30% lower than in 2011 and 25% lower than in 2010. Benefits from higher sales volumes ($58 million) were more than offset by lower sales price realizations and an unfavorable product mix ($233 million), higher operating costs ($30 million), higher maintenance outage costs ($17 million), higher input costs ($32 million) and other items ($6 million). In addition, operating profits in 2011 included a $24 million gain related to the announced repurposing of our Franklin, Virginia mill to produce fluff pulp and an $11 million impairment charge related to our Inverurie, Scotland mill that was closed in 2009.

Printing Papers
In millions	2012	2011	2010
Sales	$6,230	$6,215	$5,940
Operating Profit	599	872	481
North American Printing Papers net sales were $2.7 billion in 2012, $2.8 billion in 2011 and $2.8 billion in 2010. Operating profits in 2012 were $331 million compared with $423 million ($399 million excluding a $24 million gain associated with the repurposing of our Franklin, Virginia mill) in 2011 and $18 million ($333 million excluding facility closure costs) in 2010.
Sales volumes in 2012 were flat with 2011. Average sales margins were lower primarily due to lower export sales prices and higher export sales volume. Input costs were higher for wood and chemicals, but were partially offset by lower purchased pulp costs. Freight costs increased due to higher oil prices. Manufacturing operating costs were favorable reflecting strong mill performance. Planned maintenance downtime costs were slightly higher in 2012. No market-related downtime was taken in either 2012 or 2011.
Entering the first quarter of 2013, sales volumes are expected to increase compared with the fourth quarter of 2012 reflecting seasonally stronger demand.

Average sales price realizations are expected to be relatively flat as sales price realizations for domestic and export uncoated freesheet roll and cutsize paper should be stable. Input costs should increase for energy, chemicals and wood. Planned maintenance downtime costs are expected to be about $19 million lower with an outage scheduled at our Georgetown mill versus outages at our Courtland and Eastover mills in the fourth quarter of 2012.
Brazilian Papers net sales for 2012 were $1.1 billion compared with $1.2 billion in 2011 and $1.1 billion in 2010. Operating profits for 2012 were $163 million compared with $169 million in 2011 and $159 million in 2010. Sales volumes in 2012 were higher than in 2011 as International Paper improved its segment position in the Brazilian market despite weaker year-over-year conditions in most markets. Average sales price realizations improved for domestic uncoated freesheet paper, but the benefit was more than offset by declining prices for exported paper. Margins were favorably affected by an increased proportion of sales to the higher-margin domestic market. Raw material costs increased for wood and chemicals, but costs for purchased pulp decreased. Operating costs and planned maintenance downtime costs were lower than in 2011.
Looking ahead to 2013, sales volumes in the first quarter are expected to be lower than in the fourth quarter of 2012 due to seasonally weaker customer demand for uncoated freesheet paper. Average sales price realizations are expected to increase in the Brazilian domestic market due to the realization of an announced sales price increase for uncoated freesheet paper, but the benefit should be partially offset by pricing pressures in export markets. Average sales margins are expected to be negatively impacted by a less favorable geographic mix. Input costs are expected to be about flat due to lower energy costs being offset by higher costs for wood, purchased pulp, chemicals and utilities. Planned maintenance outage costs should be $4 million lower with no outages scheduled in the first quarter. Operating costs should be favorably impacted by the savings generated by the start-up of a new biomass boiler at the Mogi Guacu mill.
European Papers net sales in 2012 were $1.4 billion compared with $1.4 billion in 2011 and $1.3 billion in 2010. Operating profits in 2012 were $179 million compared with $196 million ($207 million excluding asset impairment charges related to our Inverurie, Scotland mill which was closed in 2009) in 2011 and $197 million ($199 million excluding an asset impairment charge) in 2010.
Sales volumes in 2012 compared with 2011 were higher for uncoated freesheet paper in both Europe and Russia, while sales volumes for pulp were lower in both regions. Average sales price realizations for uncoated freesheet paper were higher in Russia, but lower in Europe reflecting weak economic conditions and market demand. Average sales price realizations for pulp decreased. Lower input costs for wood and purchased fiber were partially offset by higher costs for energy, chemicals and packaging. Freight costs were also higher. Planned maintenance downtime costs were higher due to executing a significant once-every-ten-years maintenance outage plus the regularly scheduled 18-month outage at the Saillat mill while outage costs in Russia and Poland were lower. Manufacturing operating costs were favorable.
Entering 2013, sales volumes in the first quarter are expected to be seasonally weaker in Russia, but about flat in Europe. Average sales price realizations for uncoated freesheet paper are expected to decrease in Europe, but increase in Russia. Input costs should be higher in Russia, especially for wood and energy, but be slightly lower in Europe. No maintenance outages are scheduled for the first quarter.
Indian Papers includes the results of Andhra Pradesh Paper Mills (APPM) of which a 75% interest was acquired on October 14, 2011. Net sales were $185 million in 2012 and $35 million in 2011. Operating profits were a loss of $16 million in 2012 and a loss of $3 million in 2011.
Asian Printing Papers net sales were $85 million in 2012, $75 million in 2011 and $80 million in 2010. Operating profits were improved from breakeven in past years to $1 million in 2012.
U.S. Pulp net sales were $725 million in 2012 compared with $725 million in 2011 and $715 million in 2010. Operating profits were a loss of $59 million in 2012 compared with gains of $87 million in 2011 and $107 million in 2010.
Sales volumes in 2012 increased from 2011 primarily due to the start-up of pulp production at the Franklin mill in the third quarter of 2012. Average sales price realizations were significantly lower for both fluff pulp and market pulp. Input costs were lower, primarily for wood and energy. Freight costs were slightly lower. Mill operating costs were unfavorable primarily due to costs associated with the start-up of the Franklin mill. Planned maintenance downtime costs were lower.
In the first quarter of 2013, sales volumes are expected to be flat with the fourth quarter of 2012. Average sales price realizations are expected to improve reflecting the realization of sales price increases for paper and tissue pulp that were announced in the fourth quarter of 2012. Input costs should be flat. Planned maintenance downtime costs should be about $9 million higher than in the fourth quarter of 2012. Manufacturing costs related to the Franklin mill should be lower as we continue to improve operations.

Consumer Packaging
Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.
Consumer Packaging net sales in 2012 decreased 15% from 2011 and 7% from 2010. Operating profits increased 64% from 2011 and 29% from 2010. Net sales and operating profits include the Shorewood business in 2011 and 2010. Excluding asset impairment and other charges associated with the sale of the Shorewood business, and facility closure costs, 2012 operating profits were 27% lower than in 2011, but 23% higher than in 2010.
Benefits from lower raw material costs ($22 million), lower maintenance outage costs ($5 million) and other items ($2 million) were more than offset by lower sales price realizations and an unfavorable product mix ($66 million), lower sales volumes and increased market-related downtime ($22 million), and higher operating costs ($40 million). In addition, operating profits in 2012 included a gain of $3 million related to the sale of the Shorewood business while operating profits in 2011 included a $129 million fixed asset impairment charge for the North American Shorewood business and $72 million for other charges associated with the sale of the Shorewood business.

Consumer Packaging
In millions	2012	2011	2010
Sales	$3,170	$3,710	$3,400
Operating Profit	268	163	207
North American Consumer Packaging net sales were $2.0 billion in 2012 compared with $2.5 billion in 2011 and $2.4 billion in 2010. Operating profits were $165 million ($162 million excluding a gain related to the sale of the Shorewood business) in 2012 compared with $35 million ($236 million excluding asset impairment and other charges associated with the sale of the Shorewood business) in 2011 and $97 million ($105 million excluding facility closure costs) in 2010.
Coated Paperboard sales volumes in 2012 were lower than in 2011 reflecting weaker market demand. Average sales price realizations were lower, primarily for folding carton board. Input costs for wood increased, but were partially offset by lower costs for chemicals and energy. Planned maintenance downtime costs were slightly lower. Market-related downtime was about 113,000 tons in 2012 compared with about 38,000 tons in 2011.

Foodservice sales volumes increased in 2012 compared with 2011. Average sales margins were higher reflecting the realization of sales price increases for the pass-through of earlier cost increases. Raw material costs for board and resins were lower. Operating costs and distribution costs were both higher.
The U.S.Shorewood business was sold December 31, 2011 and the non-U.S. business was sold in January 2012.
Looking ahead to the first quarter of 2013, Coated Paperboard sales volumes are expected to increase slightly from the fourth quarter of 2012. Average sales price realizations are expected to be slightly lower, but margins should benefit from a more favorable product mix. Input costs are expected to be higher for energy and wood. No planned maintenance outages are scheduled in the first quarter. In January 2013 the Company announced the permanent shutdown of a coated paperboard machine at the Augusta mill with an annual capacity of 140,000 tons. Foodservice sales volumes are expected to increase. Average sales margins are expected to decrease due to the realization of sales price decreases effective with our January contract openers. Input costs for board and resin are expected to be lower and operating costs are also expected to decrease.
European Consumer Packaging net sales in 2012 were $380 million compared with $375 million in 2011 and $345 million in 2010. Operating profits in 2012 were $99 million compared with $93 million in 2011 and $76 million in 2010. Sales volumes in 2012 increased from 2011. Average sales price realizations were higher in Russian markets, but were lower in European markets. Input costs decreased, primarily for wood, and planned maintenance downtime costs were lower in 2012 than in 2011.
Looking forward to the first quarter of 2013, sales volumes are expected to decrease in both Europe and Russia. Average sales price realizations are expected to be higher in Russia, but be more than offset by decreases in Europe. Input costs are expected to increase for wood and chemicals. No maintenance outages are scheduled for the first quarter.
Asian Consumer Packaging net sales were $830 million in 2012 compared with $855 million in 2011 and $705 million in 2010. Operating profits in 2012 were $4 million compared with $35 million in 2011 and $34 million in 2010. Sales volumes increased in 2012 compared with 2011 partially due to the start-up of a new coated paperboard machine. Average sales price realizations were significantly lower, but were partially offset by lower input costs for purchased pulp. Start-up costs for a new coated paperboard machine adversely impacted operating profits in 2012.

In the first quarter of 2013, sales volumes are expected to increase slightly. Average sales price realizations for folding carton board and bristols board are expected to be lower reflecting increased competitive pressures and seasonally weaker market demand. Input costs should be higher for pulp and chemicals. However, costs related to the ramp-up of the new coated paperboard machine should be lower.
Distribution
xpedx, our distribution business, is one of North America’s leading business-to-business distributors to manufacturers, facility managers and printers, providing customized solutions that are designed to improve efficiency, reduce costs and deliver results. Customer demand is generally sensitive to changes in economic conditions and consumer behavior, along with segment specific activity including corporate advertising and promotional spending, government spending and domestic manufacturing activity. Distribution’s margins are relatively stable across an economic cycle. Providing customers with the best choice for value in both products and supply chain services is a key competitive factor. Additionally, efficient customer service, cost-effective logistics and focused working capital management are key factors in this segment’s profitability.

Distribution
In millions	2012	2011	2010
Sales	$6,040	$6,630	$6,735
Operating Profit	22	34	78
Distribution’s 2012 annual sales decreased 9% from 2011, and decreased 10% from 2010. Operating profits in 2012 were $22 million ($71 million excluding reorganization costs) compared with $34 million ($86 million excluding reorganization costs) in 2011 and $78 million in 2010.
Annual sales of printing papers and graphic arts supplies and equipment totaled $3.5 billion in 2012 compared with $4.0 billion in 2011 and $4.2 billion in 2010, reflecting declining demand and the exiting of unprofitable businesses. Trade margins as a percent of sales for printing papers were relatively even with both 2011 and 2010. Revenue from packaging products was flat at $1.6 billion in both 2012 and 2011 and up slightly compared to $1.5 billion in 2010. Packaging margins increased in 2012 from both 2011 and 2010, reflecting the successful execution of strategic sourcing initiatives. Facility supplies annual revenue was $0.9 billion in 2012, down compared to $1.0 billion in 2011 and 2010.
Operating profits in 2012 included $49 million of reorganization costs for severance, professional services and asset write-downs compared with $52 million in 2011. Operating profits in 2010 included costs of approximately $10 million related to exiting certain retail store and printing equipment segments, and for professional fees related to a strategic study of the xpedx business as a whole.
Looking ahead to the 2013 first quarter, operating results will be seasonally lower, but will continue to reflect the benefits of the ongoing transformation.
Equity Earnings, Net of Taxes – Ilim Holding S.A.
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting. Prior to 2012, due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reported its share of Ilim’s operating results on a one-quarter lag basis. In 2012, the Company determined that the elimination of the one-quarter lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements. Beginning January 1, 2012, the Company has applied this change in accounting principle retrospectively to all prior financial reporting periods presented.
The elimination of the one-quarter reporting lag for Ilim had the following impact:
Consolidated Statement of Operations

In millions	2011	2010
Equity earnings (loss), net of taxes	$(19)	$47
Earnings (loss) from continuing operations	(19)	47
Net earnings (loss) attributable to International Paper Company	(19)	47
Basic earnings (loss) per share from continuing operations	(0.04)	0.11
Basic net earnings (loss) per share	(0.04)	0.11
Diluted earnings (loss) per share from continuing operations	(0.04)	0.11
Diluted net earnings (loss) per share	(0.04)	0.11
Consolidated Balance Sheet

In millions at December 31	2011
Investments	$25
Retained earnings	25
The Company recorded equity earnings, net of taxes, related to Ilim of $56 million in 2012 compared with $134 million in 2011 and $102 million in 2010. Operating results recorded in 2012 included an after-tax foreign exchange gain of $16 million on the remeasurement of U.S. dollar-denominated debt. Operating results recorded in 2011 included an after-tax foreign exchange loss of $24 million on the remeasurement of U.S. dollar-denominated debt.
Sales volumes for the joint venture increased year-over-year for shipments to China and other export markets. Linerboard sales in the domestic Russian market decreased slightly reflecting competitive price pressures in late 2012. Average sales price realizations were significantly lower in 2012 primarily for softwood pulp, but hardwood pulp and linerboard also decreased in both the Russian domestic market and in export markets. Input costs increased year-over-year, primarily for wood. Freight costs also increased. The Company received cash dividends from the joint venture of $86 million in 2011 and $33 million in 2010. No dividends were paid in 2012.
Entering the first quarter of 2013, sales volumes are expected to decrease due to weak demand in the export markets and a seasonal slowdown in the domestic market. Average sales price realizations are expected to increase reflecting higher pulp and linerboard prices in the Russian domestic market and slightly higher export pulp prices. Lower input costs for wood will be partially offset by higher energy costs, while distribution costs are expected to increase. Commissioning of a new pulp line at the Bratsk mill and a coated and uncoated woodfree paper machine at the Koryazhma mill will be completed in the first quarter with commercial production beginning in the second quarter. As these projects are placed in service, higher depreciation and interest expense will negatively impact earnings.

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
Cash uses during 2012 were primarily focused on higher capital spending and the Temple-Inland acquisition.

Cash Provided by Operating Activities
Cash provided by continuing operations totaled $3.0 billion in 2012 compared with $2.7 billion for 2011 and $1.6 billion for 2010.
The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, decreased by $304 million in 2012 versus 2011 driven mainly by a decrease in earnings from continuing operations. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $84 million in 2012, compared with $505 million in 2011 and $458 million in 2010.
The Company generated free cash flow of approximately $1.6 billion, $1.7 billion and $1.7 billion in 2012, 2011 and 2010, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2012	2011	2010
Cash provided by operations	$2,960	$2,675	$1,631
(Less)/Add:
Cash invested in capital projects	(1,383)	(1,159)	(775)
Cash contribution to pension plan, net of tax refunds	44	300	1,042
Cash (received from) used for European accounts receivable securitization program	—	209	—
Tax receivable collected related to pension contributions	—	(123)	—
Cash received from unwinding a timber monetization	(251)	(175)	—
Change in control payments related to Temple-Inland acquisition	120	—	—
Cash received from alternative fuel mixture credits	—	—	(132)
Reduction in cash taxes paid related to cellulosic bio-fuel tax credits	—	—	(17)
Cash paid for Guaranty Bank settlement	80	—	—
Free Cash Flow	$1,570	$1,727	$1,749

In millions	Three Months Ended December 31, 2012	Three Months Ended September 30, 2012	Three Months Ended December 31, 2011
Cash provided by operations	$686	$863	$637
(Less)/Add:
Cash invested in capital projects	(382)	(296)	(434)
Cash contribution to pension plan, net of tax refunds	—	—	300
Cash received from unwinding a timber monetization	—	—	(175)
Cash paid for Guaranty Bank settlement	80	—	—
Free Cash Flow	$384	$567	$328
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

The Company has evaluated the optimal use of the two credits with respect to gallons produced in 2009. Considerations include uncertainty around future Federal taxable income, the taxability of the alternative fuel mixture credit, future liquidity and uses of cash such as, but not limited to, acquisitions, debt repayments and voluntary pension contributions versus repayment of alternative fuel mixture credits with interest. At the present time, the Company does not intend to convert any gallons under the alternative fuel mixture credit to gallons under the cellulosic bio-fuel credit. On July 19, 2011 the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-

taxable income. If that amended position is not upheld, the Company will re-evaluate its position with regard to alternative fuel mixture gallons produced in 2009.
During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 fourth quarter Income tax provision (benefit), resulting in a $40 million net credit to tax expense. Temple-Inland also recognized an income tax benefit of $83 million in 2010 related to cellulosic bio-fuel credits.
As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.
Investment Activities
Investment activities in 2012 were up from 2011 reflecting an increase in capital spending and the acquisition of Temple-Inland. The Company maintains an average capital spending target of $1.0 billion per year over the course of an economic cycle. Capital spending for continuing operations was $1.4 billion in 2012, or 93% of depreciation and amortization, compared with $1.2 billion in 2011, or 87% of depreciation and amortization, and $775 million, or 53% of depreciation and amortization in 2010. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 75% to 151% in 2012.
The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2012, 2011 and 2010.

In millions	2012	2011	2010
Industrial Packaging	$565	$426	$301
Printing Papers	449	364	283
Consumer Packaging	296	310	159
Distribution	10	8	5
Forest Products	—	—	3
Subtotal	1,320	1,108	751
Corporate and other	63	51	24
Total from Continuing Operations	$1,383	$1,159	$775
Capital expenditures in 2013 are currently expected to be about $1.4 billion, or 93% of depreciation and amortization.
Acquisitions
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. (Olmuksa), for a purchase price of $56 million. The acquired shares represent 43.7% of Omulksa's shares, and prior to this acquisition, International Paper already held a 43.7% equity interest in Olmuksa. Thus, International Paper now owns 87.4% of Olmuksa's outstanding and issued shares. The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2013 first quarter Form 10-Q filing.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksa's shares, its completion triggered a mandatory call for tender of the remaining public shares. Also as a result of International Paper taking majority control of the entity, Olmuksa's financial results will be consolidated with our Industrial Packaging segment beginning with the effective date International Paper obtained majority control of the entity on January 1, 2013.
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland, Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper sold its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 6 for further details of these divestitures, as well as the planned divestiture of Temple-Inland's Building Products business.
Temple-Inland's results of operations are included in the consolidated financial statements from the date of acquisition on February 13, 2012.
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
In November 2011, International Paper appealed a directive from the Securities and Exchange Board of India (SEBI) that would require us to pay to the tendering shareholders the equivalent per share value of the non-compete payment that was paid to the previous controlling shareholders. The Company has deposited approximately $25 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. By an order dated September 12, 2012, the Indian Securities Appellate Tribunal (SAT) upheld the SEBI directive. As a result of this initial unfavorable ruling, International Paper included the $25 million escrowed cash amount in the final purchase price consideration of APPM. On October 8, 2012, International Paper appealed the SAT's decision to the Indian Supreme Court.
APPM's results of operations are included in the consolidated financial statements from the date of acquisition on October 14, 2011.
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
Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Embalagens e Papel S.A (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (ORSA IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in ORSA IP is approximately $470 million. The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2013 first quarter Form 10-Q filing. Pro forma information related to our investment in the joint venture is not included as it does not have a material effect on the Company's consolidated results of operations. Because International Paper acquired majority control of the joint venture, ORSA IP's financial results will be consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
2011: On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 500,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.
Additionally, during 2011 the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.
Financing Activities
Amounts related to early debt extinguishment during the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Debt reductions (a)	$1,272	$129	$393
Pre-tax early debt extinguishment costs (b)	48	32	39

(a)	Reductions related to notes with interest rates ranging from 1.625% to 9.375% with original maturities from 2010 to 2041 for the years ended December 31, 2012, 2011 and 2010.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
2012: Financing activities during 2012 included debt issuances of $2.1 billion and retirements of $2.5 billion, for a net decrease of $0.4 billion.
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-

Inland. During 2012, International Paper fully repaid the $1.2 billion term loan.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2012, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 13 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data). During 2012, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.6%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
Other financing activities during 2012 included the issuance of approximately 1.9 million shares of treasury stock, net of restricted stock withholding, and 1.0 million shares of common stock for various plans, including stock options exercises that generated approximately $108 million of cash. Payments of restricted stock withholding taxes totaled $35 million.
In October 2012, International Paper announced that the quarterly dividend would be increased from $0.2625 per share to $0.30 per share, effective for the 2012 fourth quarter.
2011: Financing activities during 2011 included debt issuances of $1.8 billion and retirements of $517 million, for a net increase of $1.3 billion.
In November 2011, International Paper issued $900 million of 4.75% senior unsecured notes with a maturity date in February 2022 and $600 million of 6% senior unsecured notes with a maturity date in November 2041.
At December 31, 2011, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 13 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data). During 2011, existing swaps decreased the weighted average cost of debt from 7.1% to an effective rate of 6.9%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.26%.
Other financing activities during 2011 included the issuance of approximately 0.3 million shares of treasury stock for various incentive plans and the acquisition of 1.0 million shares of treasury stock primarily related to restricted stock tax withholding. Payment of restricted stock withholding taxes totaled $30 million.
2010: Financing activities during 2010 included debt issuances of $193 million and retirements of $576 million, for a net decrease of $383 million.

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
Off-Balance Sheet Variable Interest Entities
Information concerning off-balance sheet variable interest entities is set forth in Note 11 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 69 through 72 of Item 8. Financial Statements and Supplementary Data for discussion.
Liquidity and Capital Resources Outlook for 2013
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2013 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.5 billion.
The Company was in compliance with all its debt covenants at December 31, 2012. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2012, International Paper’s net worth was $13.9 billion, and the total-debt-to-capital ratio was 42%.
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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2012, were as follows:

In millions	2013	2014	2015	2016	2017	Thereafter
Maturities of long-term debt (a)	$444	$708	$479	$571	$216	$7,722
Debt obligations with right of offset (b)	—	—	—	5,173	—	—
Lease obligations	198	136	106	70	50	141
Purchase obligations (c)	3,213	828	722	620	808	2,654
Total (d)	$3,855	$1,672	$1,307	$6,434	$1,074	$10,517

(a)	Total debt includes scheduled principal payments only.

(b)
Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to effect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2012, International Paper has offset approximately $5.2 billion of interests in the entities against this $5.2 billion of debt obligations held by the entities (see Note 11 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 69 through 72 in Item 8. Financial Statements and Supplementary Data).

(c)
Includes $3.6 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $620 million.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2012, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2012, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $840 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2012, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $4.1 billion higher than the fair value of plan assets. Approximately $3.7 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make voluntary contributions totaling $44 million and $300 million for the years ended December 31, 2012 and 2011, respectively. At this time, we expect that required contributions to its plans in 2013 will be approximately $31 million, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
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
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets and goodwill, pensions and postretirement benefit obligations, stock options and income taxes. The Company has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit Committee of the Company’s Board of Directors.
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
No goodwill impairment charges were recorded in 2012, 2011 or 2010.
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
Benefit obligations and fair values of plan assets as of December 31, 2012, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$13,784	$10,111
U.S. nonqualified pension	417	—
U.S. postretirement	449	—
Non-U.S. pension	223	171
Non-U.S. postretirement	22	—
The table below shows assumptions used by International Paper to calculate U.S. pension expenses for the years shown:

	2012		2011	2010
Discount rate	5.10%		5.60%	5.80%
Expected long-term rate of return on plan assets	8.00%	(a)	8.25%	8.25%
Rate of compensation increase	3.75%		3.75%	3.75%

(a)	Represents the expected rate of return for IP's qualified pension plan. The rate for the Temple-Inland Retirement Plan is 5.70%.
Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2012	2011
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

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
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2013 pension expense by approximately $24 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $39 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2012	14.1%	2007	9.6%
2011	2.5%	2006	14.9%
2010	15.1%	2005	11.7%
2009	23.8%	2004	14.1%
2008	(23.6)%	2003	26.0%
The 2012 return above represents a weighted average of International Paper and Temple-Inland asset returns. The annualized time-weighted rate of return earned on U.S. pension plan assets was 5.0% and 9.9% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2002 – 2012.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately nine years) to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $490 million and $34 million, respectively.
Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2012	2011	2010	2009	2008
Pension expense
U.S. plans (non-cash)	$342	$195	$231	$213	$123
Non-U.S. plans	3	1	—	3	4
Postretirement expense
U.S. plans	(4)	7	6	27	28
Non-U.S. plans	1	2	1	3	3
Net expense	$342	$205	$238	$246	$158
The increase in 2012 U.S. pension expense principally reflects a decrease in the discount rate, a lower expected return on assets assumption and the acquisition of Temple-Inland. The decrease in 2012 U.S. postretirement expense is principally due to a curtailment gain related to the remeasurement of the Temple-Inland plan.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2012, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2014 (1)	2013 (1)
Pension expense
U.S. plans (non-cash)	$461	$561
Non-U.S. plans	5	5
Postretirement expense
U.S. plans	13	5
Non-U.S. plans	2	2
Net expense	$481	$573

(1)	Based on assumptions at December 31, 2012.
The Company estimates that it will record net pension expense of approximately $561 million for its U.S. defined benefit plans in 2013, with the increase from expense of $342 million in 2012 reflecting a decrease in the assumed discount rate to 4.10% in 2013 from 5.10% in 2012, a lower return on asset assumption for Temple-Inland plan assets to 5.30% in 2013 from 5.70% in 2012 and higher amortization of unrecognized losses.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2012 totaled approximately $10.1 billion, consisting of approximately 41% equity securities, 38% debt securities, 10% real estate and 11% other assets. Plan assets include an immaterial amount of International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. The required contribution for the U.S. qualified pension plans in 2013 is approximately $31 million. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $95 million for the year ended December 31, 2012.
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
At December 31, 2012 and 2011, 9.1 million options, and 15.6 million options, respectively, were outstanding with exercise prices ranging from $33.74 to $41.26 per share for 2012 and $32.54 to $43.12 per share for 2011.
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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were 32%, 21% and 27% for 2012, 2011 and 2010, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2012 was 29% of pre-tax earnings compared with 32% in 2011 and 30% in 2010. We estimate that the 2013 effective income tax rate will be approximately 31-33% based on expected earnings and business conditions.

RECENT ACCOUNTING DEVELOPMENTS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 2 Recent Accounting Developments on pages 54 through 55 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 10 Commitments and Contingencies on pages 65 through 69 of Item  8. Financial Statements and Supplementary Data.
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
MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 12 Debt and Lines of Credit on pages 72 and 73 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 13 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2012 and 2011 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2012 and 2011, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $11.8 billion and $10.5 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $642 million and $505 million at December 31, 2012 and 2011, respectively.

Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value liability of such outstanding energy hedge contracts at December 31, 2012 and 2011 was approximately $1 million and $10 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $1 million and $2 million at December 31, 2012 and 2011, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2012 and 2011, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $13 million and $52 million, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $49 million and $59 million at December 31, 2012 and 2011, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 13 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data.

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
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.
The Company completed the acquisition of Temple-Inland in February 2012. Due to the timing of the acquisition, we have excluded Temple-Inland from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2012, Temple-Inland net sales and assets represented approximately 19% of net sales and 25% of total assets.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 45 and 46.
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
The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of four independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2012, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission, and our report dated February 26, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

Memphis, Tennessee
February 26, 2013

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Temple-Inland Inc. (Temple-Inland) which was acquired on February 13, 2012. Temple-Inland constitutes 19% of total net sales and 25% of total assets of the consolidated financial statements as of and for the year ended December 31, 2012. Accordingly our audit did not include internal control over financial reporting at Temple-Inland. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

Memphis, Tennessee
February 26, 2013

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2012	2011	2010
NET SALES	$27,833	$26,034	$25,179
COSTS AND EXPENSES
Cost of products sold	20,587	18,960	18,482
Selling and administrative expenses	2,092	1,887	1,930
Depreciation, amortization and cost of timber harvested	1,486	1,332	1,456
Distribution expenses	1,611	1,390	1,318
Taxes other than payroll and income taxes	166	146	192
Restructuring and other charges	109	102	394
Net (gains) losses on sales and impairments of businesses	86	218	(23)
Interest expense, net	672	541	608
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	1,024	1,458	822
Income tax provision (benefit)	331	311	221
Equity earnings (loss), net of taxes	61	140	111
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	754	1,287	712
Discontinued operations, net of taxes	45	49	—
NET EARNINGS (LOSS)	799	1,336	712
Less: Net earnings (loss) attributable to noncontrolling interests	5	14	21
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$794	$1,322	$691
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.72	$2.95	$1.61
Discontinued operations, net of taxes	0.10	0.11	—
Net earnings (loss)	$1.82	$3.06	$1.61
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.70	$2.92	$1.59
Discontinued operations, net of taxes	0.10	0.11	—
Net earnings (loss)	$1.80	$3.03	$1.59
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$749	$1,273	$691
Discontinued operations, net of taxes	45	49	—
Net earnings (loss)	$794	$1,322	$691

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

In millions for the years ended December 31	2012	2011	2010
Net Earnings (Loss)	$799	$1,336	$712
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans (less tax of $124, $88 and $73)	195	139	114
Pension and postretirement liability adjustments:
U.S. plans (less tax of $583, $498 and $54)	(914)	(783)	85
Non-U.S. plans (less tax of $9, $3 and $3)	(25)	(5)	(4)
Change in cumulative foreign currency translation adjustment	(131)	(492)	69
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $1, $17 and $9)	15	(43)	23
Reclassification adjustment for (gains) losses included in net earnings (less tax of $13, $8 and $4)	22	8	(31)
Total Other Comprehensive Income (Loss), Net of Tax	(838)	(1,176)	256
Comprehensive Income (Loss)	(39)	160	968
Net (earnings) loss attributable to noncontrolling interests	(5)	(14)	(21)
Other comprehensive (income) loss attributable to noncontrolling interests	3	(4)	(2)
Comprehensive Income (Loss) Attributable to International Paper Company	$(41)	$142	$945

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2012	2011
ASSETS
Current Assets
Cash and temporary investments	$1,302	$3,994
Accounts and notes receivable, less allowances of $119 in 2012 and $126 in 2011	3,562	3,486
Inventories	2,730	2,320
Deferred income tax assets	323	296
Assets of businesses held for sale	759	196
Other current assets	229	164
Total Current Assets	8,905	10,456
Plants, Properties and Equipment, net	13,949	11,817
Forestlands	622	660
Investments	887	657
Financial Assets of Special Purpose Entities (Note 11)	2,108	—
Goodwill	4,315	2,346
Deferred Charges and Other Assets	1,367	1,082
Total Assets	$32,153	$27,018
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$444	$719
Accounts payable	2,775	2,500
Accrued payroll and benefits	508	467
Liabilities of businesses held for sale	44	43
Other accrued liabilities	1,227	1,009
Total Current Liabilities	4,998	4,738
Long-Term Debt	9,696	9,189
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 11)	2,036	—
Deferred Income Taxes	3,026	2,497
Pension Benefit Obligation	4,112	2,375
Postretirement and Postemployment Benefit Obligation	473	476
Other Liabilities	1,176	758
Commitments and Contingent Liabilities (Note 10)
Equity
Common stock $1 par value, 2012 – 439.9 shares and 2011 – 438.9 shares	440	439
Paid-in capital	6,042	5,908
Retained earnings	3,662	3,355
Accumulated other comprehensive loss	(3,840)	(3,005)
	6,304	6,697
Less: Common stock held in treasury, at cost, 2012 – 0.013 shares and 2011 – 1.9 shares	—	52
Total Shareholders’ Equity	6,304	6,645
Noncontrolling interests	332	340
Total Equity	6,636	6,985
Total Liabilities and Equity	$32,153	$27,018

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2012	2011	2010
OPERATING ACTIVITIES
Net earnings (loss)	$799	$1,336	$712
Discontinued operations, net of taxes	(45)	(49)	—
Earnings (loss) from continuing operations	754	1,287	712
Depreciation, amortization, and cost of timber harvested	1,486	1,332	1,456
Deferred income tax provision (benefit), net	204	317	422
Restructuring and other charges	109	102	394
Pension plan contribution	(44)	(300)	(1,150)
Cost of forestlands sold	—	—	143
Periodic pension expense, net	342	195	231
Net (gains) losses on sales and impairments of businesses	86	218	(23)
Equity (earnings) losses, net of taxes	(61)	(140)	(111)
Other, net	—	169	15
Changes in current assets and liabilities
Accounts and notes receivable	377	(128)	(327)
Inventories	(28)	(56)	(186)
Accounts payable and accrued liabilities	(273)	(389)	(52)
Interest payable	30	6	3
Other	(22)	62	104
Cash provided by (used for) operating activities - continuing operations	2,960	2,675	1,631
Cash provided by (used for) operating activities - discontinued operations	7	—	—
Cash Provided by (Used for) Operating Activities	2,967	2,675	1,631
INVESTMENT ACTIVITIES
Invested in capital projects	(1,383)	(1,159)	(775)
Acquisitions, net of cash acquired	(3,734)	(379)	(152)
Proceeds from divestitures	474	50	—
Equity investment in Ilim	(45)	—	—
Escrow arrangement	—	(25)	—
Other	(80)	26	93
Cash provided by (used for) investment activities - continuing operations	(4,768)	(1,487)	(834)
Cash provided by (used for) investment activities - discontinued operations	(90)	—	—
Cash Provided by (Used for) Investment Activities	(4,858)	(1,487)	(834)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(35)	(30)	(26)
Issuance of common stock	108	—	—
Issuance of debt	2,132	1,766	193
Reduction of debt	(2,488)	(517)	(576)
Change in book overdrafts	11	(29)	38
Dividends paid	(476)	(427)	(175)
Other	(47)	(21)	(42)
Cash Provided by (Used for) Financing Activities	(795)	742	(588)
Effect of Exchange Rate Changes on Cash	(6)	(9)	(28)
Change in Cash and Temporary Investments	(2,692)	1,921	181
Cash and Temporary Investments
Beginning of the period	3,994	2,073	1,892
End of the period	$1,302	$3,994	$2,073

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2010	$437	$5,803	$1,946	$(2,079)	$89	$6,018	$232	$6,250
Issuance of stock for various plans, net	2	38	—	—	(87)	127	—	127
Repurchase of stock	—	—	—	—	26	(26)	—	(26)
Dividends	—	—	(177)	—	—	(177)	—	(177)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(6)	(6)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	9	9
Acquisition of noncontrolling interests	—	(12)	—	—	—	(12)	(8)	(20)
Comprehensive income (loss)	—	—	691	254	—	945	23	968
BALANCE, DECEMBER 31, 2010	439	5,829	2,460	(1,825)	28	6,875	250	7,125
Issuance of stock for various plans, net	—	79	—	—	(6)	85	—	85
Repurchase of stock	—	—	—	—	30	(30)	—	(30)
Dividends	—	—	(427)	—	—	(427)	—	(427)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(5)	(5)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	37	37
Acquisition of noncontrolling interests	—	—	—	—	—	—	40	40
Comprehensive income (loss)	—	—	1,322	(1,180)	—	142	18	160
BALANCE, DECEMBER 31, 2011	439	5,908	3,355	(3,005)	52	6,645	340	6,985
Issuance of stock for various plans, net	1	134	—	—	(87)	222	—	222
Repurchase of stock	—	—	—	—	35	(35)	—	(35)
Dividends	—	—	(487)	—	—	(487)	—	(487)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(6)	(6)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	(4)	(4)
Comprehensive income (loss)	—	—	794	(835)	—	(41)	2	(39)
BALANCE, DECEMBER 31, 2012	$440	$6,042	$3,662	$(3,840)	$—	$6,304	$332	$6,636
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
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting. Prior to 2012, due to the complex organizational structure of Ilim’s operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reported its share of Ilim’s operating results on a one-quarter lag basis. In 2012, the Company determined that the elimination of the one-quarter lag was preferable because the same period-end reporting date improves overall financial reporting as the impact of current events, economic conditions and global trends are consistently reflected in the financial statements. Beginning January 1, 2012, the Company has applied this change in accounting principle retrospectively to all prior financial reporting periods presented.

The elimination of the one-quarter reporting lag for Ilim had the following impact:
Consolidated Statement of Operations

In millions	2011	2010
Equity earnings (loss), net of taxes	$(19)	$47
Earnings (loss) from continuing operations	(19)	47
Net earnings (loss) attributable to International Paper Company	(19)	47
Basic earnings (loss) per share from continuing operations	(0.04)	0.11
Basic net earnings (loss) per share	(0.04)	0.11
Diluted earnings (loss) per share from continuing operations	(0.04)	0.11
Diluted net earnings (loss) per share	(0.04)	0.11
Consolidated Balance Sheet

In millions at December 31	2011
Investments	$25
Retained earnings	25
Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings of $61 million, $140 million and $111 million in 2012, 2011 and 2010, respectively.

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
INVENTORIES
Inventories are valued at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products, other than newly acquired inventory from the Temple-Inland, Inc. acquisition, are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.
PLANTS, PROPERTIES AND EQUIPMENT
Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for major pulp and paper mills, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates are, for buildings — 2.50% to 8.50%, and for machinery and equipment — 5% to 33%.
FORESTLANDS
At December 31, 2012, International Paper and its subsidiaries owned or managed approximately 327,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.
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
DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES
In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which amends ASC 210, “Balance Sheet”. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. This guidance is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and must be applied retrospectively. The adoption will not have a material effect on the Company's consolidated financial statements.
INTANGIBLES – GOODWILL AND OTHER
In September 2011, the FASB issued Accounting Standards Update (ASU) 2011-8, “Intangibles – Goodwill and Other.” This guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit as described in ASC paragraph 350-20-35-4. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the provisions of this guidance in conjunction with its annual impairment testing in the fourth quarter of 2012 with no material effect on its consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends ASC 350, "Intangibles - Goodwill and Other." This ASU gives an entity the option to first assess qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption will not have a material effect on the Company's consolidated financial statements.
COMPREHENSIVE INCOME
In June 2011, the FASB issued ASU 2011-5, “Presentation of Comprehensive Income,” which revises the manner in which entities should present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2)two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the provisions of this guidance in using the two statement approach in the first quarter of 2012 on a retrospective basis for all periods presented.
In December 2011, the FASB issued ASU 2011-12, “Presentation of Comprehensive Income,” which defers certain provisions of ASU 2011-5 that require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements). This requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The Company does not anticipate that the adoption of the remaining requirements of this guidance will have a material effect on its consolidated financial statements.
FAIR VALUE MEASUREMENTS
In May 2011, the FASB issued ASU 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop converged guidance on how to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, it expands existing disclosure requirements for fair value measurements and makes other amendments, many of which eliminate unnecessary wording differences between U.S. GAAP and IFRS. This ASU is effective for interim and annual periods beginning after December 15, 2011. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
NOTE 3 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed assuming that all potentially dilutive securities, including “in-the-money” stock options, were converted into common shares.

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2012	2011	2010
Earnings (loss) from continuing operations	$749	$1,273	$691
Effect of dilutive securities (a)	—	—	—
Earnings (loss) from continuing operations –assuming dilution	$749	$1,273	$691
Average common shares outstanding	435.2	432.2	429.8
Effect of dilutive securities (a):
Restricted performance share plan	5.0	4.8	4.4
Stock options (b)	—	—	—
Average common shares outstanding – assuming dilution	440.2	437.0	434.2
Basic earnings (loss) per share from continuing operations	$1.72	$2.95	$1.61
Diluted earnings (loss) per share from continuing operations	$1.70	$2.92	$1.59

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 9.1 million, 15.6 million and 18.2 million shares for the years ended December 31, 2012, 2011 and 2010, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 RESTRUCTURING CHARGES AND OTHER ITEMS
RESTRUCTURING AND OTHER CHARGES
2012: During 2012, total restructuring and other charges of $109 million before taxes ($74 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Notes 12 and 13)	$48	$30
xpedx restructuring (a)	44	28
EMEA packaging restructuring (b)	17	12
Other	—	4
Total	$109	$74

(a) Includes pre-tax charges of $14 million for severance.
(b) Includes pre-tax charges of $17 million for severance.

Included in the $109 million of organizational restructuring and other charges is $31 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 811 employees included in the 2012 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2012)	$7
Additions and adjustments	24
Cash charges in 2012	(15)
Balance, December 31, 2012	$16

As of December 31, 2012, 432 employees had left the Company under these programs.
2011: During 2011, total restructuring and other charges of $102 million before taxes ($66 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring (a)	$49	$34
Early debt extinguishment costs (see Notes 12 and 13)	32	19
Temple-Inland merger agreement	20	12
APPM acquisition	18	12
Franklin, Virginia mill – closure costs (b)	(24)	(15)
Other	7	4
Total	$102	$66

(a)	Includes pre-tax charges of $19 million for severance.

(b)	Includes a pre-tax credit of $21 million related to the reversal of an environmental reserve.

Included in the $102 million of organizational restructuring and other charges is $25 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 629 employees included in the 2011 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2011)	$7
Additions and adjustments	18
Cash charges in 2011	(16)
Cash charges in 2012	(8)
Balance, December 31, 2012	$1
As of December 31, 2012, 622 employees had left the Company under these programs.
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

The following table presents a rollforward of the severance and other costs for approximately 1,650 employees included in the 2010 restructuring charges:

In millions	Severance and Other
Opening balance (recorded first quarter 2010)	$20
Additions and adjustments	26
Cash charges in 2010	(32)
Cash charges in 2011	(8)
Cash charges in 2012	(4)
Balance, December 31, 2012	$2
As of December 31, 2012, 1,638 employees had left the Company under these programs.
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
During 2009, the Company produced 64 million gallons of black liquor that were not eligible for the alternative fuel mixture credit. The Company claimed these gallons for the cellulosic bio-fuel credit by amending the Company’s 2009 tax return. The impact of this amendment was included in the Company’s 2010 fourth quarter Income tax provision (benefit), resulting in a $40 million net credit to tax expense. Temple-Inland, Inc. also recognized an income tax benefit of $83 million in 2010 related to cellulosic bio-fuel credits.
As is the case with other tax credits, taxpayer claims are subject to possible future review by the IRS which has the authority to propose adjustments to the amounts claimed, or credits received.
NOTE 5 ACQUISITIONS AND JOINT VENTURES
ACQUISITIONS
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. (Olmuksa), for a purchase price of $56 million. The acquired shares represent 43.7% of Olmuksa's shares, and prior to this acquisition, International Paper already held a 43.7% equity interest in Olmuksa. Thus, International Paper now owns 87.4% of Olmuksa's outstanding and issued shares. The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2013 first quarter Form 10-Q filing.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksa's shares, its completion triggered a mandatory call for tender of the remaining public shares. Also as a result of International Paper taking majority control of the entity, Olmuksa's financial results will be consolidated with our Industrial Packaging segment beginning with the effective date International Paper obtained majority control of the entity on January 1, 2013.
Pro forma information related to the acquisition of Olmuksa has not been included as it does not have a material effect on the Company's consolidated results of operations.
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland, Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper sold its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 6 for further details of these divestitures, as well as the planned divestiture of Temple-Inland's Building Products business.
Temple-Inland's results of operations are included in the consolidated financial statements from the date of acquisition on February 13, 2012.
The following table summarizes the allocation of the purchase price to the fair value of assets and liabilities acquired as of February 13, 2012.

In millions
Accounts and notes receivable	$466
Inventory	484
Deferred income tax assets – current	140
Other current assets	57
Plants, properties and equipment	2,911
Financial assets of special purpose entities	2,091
Goodwill	2,139
Other intangible assets	693
Deferred charges and other assets	54
Total assets acquired	9,035
Notes payable and current maturities of long-term debt	130
Accounts payable and accrued liabilities	704
Long-term debt	527
Nonrecourse financial liabilities of special purpose entities	2,030
Deferred income tax liability	1,252
Pension benefit obligation	338
Postretirement and postemployment benefit obligation	99
Other liabilities	221
Total liabilities assumed	5,301
Net assets acquired	$3,734
The purchase price allocation was finalized in the fourth quarter of 2012.

The identifiable intangible assets acquired in connection with the Temple-Inland acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships	$536	12-17 years
Developed technology	8	5-10 years
Tradenames	109	Indefinite
Favorable contracts	14	4-7 years
Non-compete agreement	26	2 years
Total	$693
In connection with the purchase price allocation, inventories were written up by approximately $20 million before taxes ($12 million after taxes) to their estimated fair value. As the related inventories were sold in the 2012 first quarter, this amount was expensed in Cost of products sold for the quarter.
Additionally, Selling and administrative expenses for the year ended December 31, 2012 included $164 million before taxes ($105 million after taxes) in charges for integration costs associated with the acquisition.
The following unaudited pro forma information for the years ended December 31, 2012 and 2011 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred on January 1, 2011. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments and does not purport to represent International Paper’s actual results of operations as if the transaction described above would have occurred as of January 1, 2011, nor is it necessarily indicative of future results.

In millions, except per share amounts	2012	2011
Net sales	$28,125	$29,946
Earnings (loss) from continuing operations (a)	805	1,185
Net earnings (loss) (a)	845	1,220
Diluted earnings (loss) from continuing operations per share (a)	1.82	2.68
Diluted net earnings (loss) per share (a)	1.92	2.79
(a) Attributable to International Paper Company common shareholders.
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
In November 2011, International Paper appealed a directive from the Securities and Exchange Board of India (SEBI) that would require us to pay to the tendering shareholders the equivalent per share value of the non-compete payment that was paid to the previous controlling shareholders. The Company has deposited approximately $25 million into an escrow account to fund the additional non-compete payments in the event SEBI’s direction is upheld. By an order dated September 12, 2012, the Indian Securities Appellate Tribunal (SAT) upheld the SEBI directive. As a result of this initial unfavorable ruling, International Paper included the $25 million escrowed cash amount in the final purchase price consideration of APPM. On October 8, 2012, International Paper appealed the SAT's decision to the Indian Supreme Court.
APPM's results of operations are included in the consolidated financial statements from the date of acquisition on October 14, 2011.
The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired as of October 14, 2011.

In millions
Cash and temporary investments	$3
Accounts and notes receivable	7
Inventory	43
Other current assets	13
Plants, properties and equipment	352
Goodwill	138
Deferred income tax asset	4
Other intangible assets	91
Other long-term assets	1
Total assets acquired	652
Accounts payable and accrued liabilities	67
Long-term debt	47
Other liabilities	11
Deferred income tax liability	90
Total liabilities assumed	215
Noncontrolling interest	37
Net assets acquired	$400

The identifiable intangible assets acquired in connection with the APPM acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Non-compete agreement	$58	6 years
Tradenames	20	Indefinite
Fuel supply agreements	5	2 years
Power purchase arrangements	5	5 years
Wholesale distribution network	3	18 years
Total	$91
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
The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired as of June 30, 2010.

In millions
Cash and temporary investments	$19
Accounts and notes receivable	70
Inventory	24
Other current assets	2
Plants, properties and equipment	103
Goodwill	30
Other intangible assets	38
Total assets acquired	286
Accounts payable and accrued liabilities	66
Deferred income tax liability	7
Other liabilities	3
Total liabilities assumed	76
Noncontrolling interest	8
Net assets acquired	$202

The identifiable intangible assets acquired in connection with the SCA acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Land-use rights	$29	39 years
Customer relationships	9	16 years
Total	$38
Pro forma information related to the acquisition of SCA has not been included as it does not have a material effect on the Company’s consolidated results of operations.
JOINT VENTURES
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Embalagens e Papel S.A (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (ORSA IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in ORSA IP is approximately $470 million. The Company has not completed the valuation of assets acquired and liabilities assumed; however, the Company anticipates providing a preliminary purchase price allocation in its 2013 first quarter Form 10-Q filing. Pro forma information related to our investment in the joint venture is not included as it does not have a material effect on the Company's consolidated results of operations. Because International Paper acquired majority control of the joint venture, ORSA IP's financial results will be consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Pro forma information related to the acquisition of ORSA IP has not been included as it does not have a material effect on the Company's consolidated results of operations.
2011: On April 15, 2011, International Paper and Sun Paper Industry Co. Ltd. entered into a Cooperative Joint Venture agreement to establish Shandong IP & Sun Food Packaging Co., Ltd. in China. During December 2011, the business license was obtained and International Paper contributed $55 million in cash for a 55% interest in the joint venture and Sun Paper Industry Co. Ltd. contributed land-use rights valued at approximately $28 million, representing a 45% interest. The purpose of the joint venture is to build and operate a new production line to manufacture coated paperboard for food packaging with a designed annual production capacity of 500,000 tons. The financial position and results of operations of this joint venture have been included in International Paper’s consolidated financial statements from the date of formation in December 2011.
Additionally, during 2011 the Company recorded a gain of $7 million (before and after taxes) related to a bargain purchase price adjustment on an acquisition by our joint venture in Turkey. This gain is included in Equity earnings (losses), net of taxes in the accompanying consolidated statement of operations.
NOTE 6 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS
DISCONTINUED OPERATIONS
2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin Fiber L.L.C. (Del-Tin)) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre-and post-closing purchase price adjustments. The assets to be sold include 16 manufacturing facilities. Subsequently, on February 13, 2013, the Company entered into an agreement to sell Temple-Inland's 50% interest in Del-Tin to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash. Accordingly, the Del-Tin assets will be excluded from the sale to Georgia-Pacific and the purchase price under our sale agreement with Georgia-Pacific will be adjusted to $710 million. The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $759 million at December 31, 2012, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at December 31, 2012. Included in this amount are $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $44 million at December 31, 2012, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at December 31, 2012.
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
In the third quarter of 2006, the Company completed the sale of its Brazilian Coated Papers business and restated its financial statements to reflect this business as a discontinued operation. Included in the results for this business in 2005 and 2006 were local country tax contingency reserves for which the related statute of limitations has now expired. A $15 million tax benefit for the reversal of these reserves plus associated interest income of $6 million before taxes ($4 million after taxes) was recorded in March 2011, and is included in Discontinued operations, net of taxes in the accompanying consolidated statement of operations.

OTHER DIVESTITURES AND IMPAIRMENTS
2012: As referenced in Note 5, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During 2012, the Company recorded pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestitures of these mills. Also during 2012, in anticipation of the divestiture of the Hueneme mill, a pre-tax charge of $62 million ($38 million after taxes) was recorded to adjust the long-lived assets of the mill to their fair value.
The net 2012 loss totaling $86 million related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.
2011: On August 22, 2011, International Paper announced that it had signed an agreement to sell its Shorewood business to Atlas Holdings. As a result, during 2011, net pre-tax charges of $207 million (after a $246 million tax benefit and a gain of $8 million related to a noncontrolling interest, a net gain of $47 million) were recorded to reduce the carrying value of the Shorewood business to fair market value. As part of the transaction, International Paper retained a minority interest of approximately 40% in the newly combined AGI-Shorewood business outside the U.S. Since the interest retained represents significant continuing involvement in the operations of the business, the operating results of the Shorewood business were included in continuing operations in the accompanying consolidated statement of operations instead of Discontinued operations. The sale of the U.S. portion of the Shorewood business to Atlas Holdings closed on December 31, 2011. The sale of the remainder of the Shorewood business occurred during January 2012. The assets of the remainder of the Shorewood business, totaling $196 million at December 31, 2011, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet. The liabilities of the remainder of the Shorewood business totaling $43 million at December 31, 2011 are included in Liabilities of businesses held for sale in current liabilities in the accompanying consolidated balance sheet. Additionally, approximately $33 million of currency translation adjustment was reflected in OCI related to the remainder of the Shorewood business at December 31, 2011.
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

NOTE 7 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
TEMPORARY INVESTMENTS

In millions at December 31	2012	2011
Temporary Investments	$934	$2,904
ACCOUNTS AND NOTES RECEIVABLE
Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2012	2011
Accounts and notes receivable:
Trade	$3,316	$3,039
Other	246	447
Total	$3,562	$3,486

INVENTORIES

In millions at December 31	2012	2011
Raw materials	$360	$368
Finished pulp, paper and packaging products	1,728	1,503
Operating supplies	588	390
Other	54	59
Inventories	$2,730	$2,320
The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 64% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $381 million and $350 million at December 31, 2012 and 2011, respectively.
PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2012	2011
Pulp, paper and packaging facilities
Mills	$23,625	$22,494
Packaging plants	7,184	6,358
Other plants, properties and equipment	2,074	1,556
Gross cost	32,883	30,408
Less: Accumulated depreciation	18,934	18,591
Plants, properties and equipment, net	$13,949	$11,817

In millions	2012	2011	2010
Depreciation expense	$1,399	$1,263	$1,396
INTEREST
Cash payments related to interest were as follows:

In millions	2012	2011	2010
Interest payments	$740	$629	$657
Amounts related to interest were as follows:

In millions	2012	2011	2010
Interest expense (a)	$743	$596	$643
Interest income (a)	71	55	35
Capitalized interest costs	37	22	14

(a)
Interest expense and interest income exclude approximately $49 million, $49 million and $44 million in 2012, 2011 and 2010, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 11).

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
NOTE 8 GOODWILL AND OTHER INTANGIBLES
GOODWILL
The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2012 and 2011:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Distribution	Total
Balance as of January 1, 2012
Goodwill	$1,157		$2,439		$1,779		$400	$5,775
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
	1,157		674		115		400	2,346
Reclassifications and other (b)	1		(40)		1		—	(38)
Additions/reductions	2,007	(c)	(3)	(d)	3	(e)	—	2,007
Balance as of December 31, 2012
Goodwill	3,165		2,396		1,783		400	7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
Total	$3,165		$631		$119		$400	$4,315

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)
Reflects the acquisition of Temple-Inland, net of amounts written off related to the divestiture of two Temple-Inland mills (Ontario, California and New Johnsonville, Tennessee) and one International Paper mill (Oxnard (Hueneme), California). Also excludes the goodwill for Building Products which was reclassified to Businesses Held for Sale.

(d)
Reflects an increase related to a purchase price adjustment for Andhra Pradesh Paper Mills in India partially offset by a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the impact of the change in estimate of the contributed land in the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China entered into in 2011.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Distribution	Total
Balance as of January 1, 2011
Goodwill	$1,151		$2,418		$1,768		$400	$5,737
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
	1,151		653		104		400	2,308
Reclassifications and other (b)	(1)		(67)		5		—	(63)
Additions/reductions	7	(c)	88	(d)	6	(e)	—	101
Balance as of December 31, 2011
Goodwill	1,157		2,439		1,779		400	5,775
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
Total	$1,157		$674		$115		$400	$2,346

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Represents purchase price adjustments related to the finalization of the SCA Packaging Asia acquisition.

(d)
Reflects an increase related to the acquisition of Andhra Pradesh Paper Mills in India partially offset by a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the joint venture between IP Asia and Sun Paper Industry Co, Ltd.
No goodwill impairment charges were recorded in 2012, 2011 or 2010.
OTHER INTANGIBLES
Identifiable intangible assets comprised the following:

	2012		2011
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$644	$112	$227	$82
Non-compete agreements	83	30	72	19
Tradenames, patents and trademarks	144	16	51	21
Land and water rights	87	6	60	3
Fuel and power agreements	17	12	30	16
Software	22	19	37	29
Other	83	19	27	13
Total (a)	$1,080	$214	$504	$183

(a)	The increase in 2012 is primarily due to the acquisition of Temple-Inland.
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2012	2011	2010
Amortization expense related to intangible assets	$58	$32	$31
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2013 – $37 million, 2014 – $36 million, 2015 – $29 million, 2016 – $29 million, 2017 – $28 million, and cumulatively thereafter – $706 million.

NOTE 9 INCOME TAXES
The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2012	2011	2010
Earnings (loss)
U.S.	$478	$874	$198
Non-U.S.	546	584	624
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,024	$1,458	$822
The provision (benefit) for income taxes (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2012	2011	2010
Current tax provision (benefit)
U.S. federal	$14	$(78)	$(249)
U.S. state and local	11	(19)	(19)
Non-U.S.	102	91	67
	$127	$(6)	$(201)
Deferred tax provision (benefit)
U.S. federal	$226	$207	$301
U.S. state and local	6	46	45
Non-U.S.	(28)	64	76
	$204	$317	$422
Income tax provision	$331	$311	$221
The Company’s deferred income tax provision (benefit) includes a $25 million provision, an $8 million benefit and a $0 million provision for 2012, 2011 and 2010, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.
International Paper made income tax payments, net of refunds, of $95 million, $44 million and $(135) million in 2012, 2011 and 2010, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2012	2011	2010
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,024	$1,458	$822
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	358	510	288
State and local income taxes	11	16	15
Tax rate and permanent differences on non-U.S. earnings	(116)	(34)	(69)
Net U.S. tax on non-U.S. dividends	48	23	16
Tax benefit on manufacturing activities	(15)	(8)	3
Non-deductible business expenses	7	6	8
Non-deductible goodwill	34	—	—
Sales of non-strategic businesses	—	(195)	—
Retirement plan dividends	(5)	(5)	(2)
Cellulosic bio-fuel credits	—	—	(40)
Tax credits	—	(7)	(25)
Medicare subsidy	5	—	29
Other, net	4	5	(2)
Income tax provision	$331	$311	$221
Effective income tax rate	32%	21%	27%
The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2012 and 2011, were as follows:

In millions	2012	2011
Deferred income tax assets:
Postretirement benefit accruals	$229	$242
Pension obligations	1,620	954
Alternative minimum and other tax credits	741	478
Net operating loss carryforwards	579	536
Compensation reserves	242	189
Other	302	232
Gross deferred income tax assets	3,713	2,631
Less: valuation allowance	(400)	(424)
Net deferred income tax asset	$3,313	$2,207
Deferred income tax liabilities:
Intangibles	$(263)	$(59)
Plants, properties and equipment	(3,126)	(2,383)
Forestlands and related installment sales	(2,511)	(1,833)
Gross deferred income tax liabilities	$(5,900)	$(4,275)
Net deferred income tax liability	$(2,587)	$(2,068)

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, and Deferred income taxes. The acquisition of Temple-Inland in 2012 resulted in additional deferred tax assets of $600 million and deferred income tax liabilities of $1.8 billion. In addition, there is an increase in deferred income tax assets principally relating to the tax impact of changes in qualified pension liabilities. Certain tax attributes reflected on our tax returns as filed differ significantly from those reflected in the deferred income tax accounts due to uncertain tax benefits.
The valuation allowance for deferred income tax assets as of December 31, 2012 was $400 million. The net change in the total valuation allowance for the year ended December 31, 2012 was a decrease of $24 million. The decrease is primarily attributable to the release of a valuation allowance previously imposed on state income tax attributes which the Company now foresees utilizing.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

In millions	2012	2011	2010
Balance at January 1	$(857)	$(199)	$(308)
(Additions) reductions based on tax positions related to current year	12	(2)	(12)
Additions for tax positions of prior years	(140)	(719)	(50)
Reductions for tax positions of prior years	6	29	97
Settlements	2	2	—
Expiration of statutes of limitations	7	25	70
Currency translation adjustment	(2)	7	4
Balance at December 31	$(972)	$(857)	$(199)
Included in the balance at December 31, 2012, 2011 and 2010 are $14 million, $9 million and $13 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.
The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $104 million and $88 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2012 and 2011, respectively.
The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2011 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Currently, the Company is engaged in discussions with the U.S. Internal Revenue Service regarding the examination of tax years 2006 through 2009. As a result of these discussions, other pending tax audit settlements, and the expiration of statutes of limitation, the Company currently estimates that the amount of unrecognized tax benefits could be reduced by up to $860 million during the next twelve months. During 2012, unrecognized tax benefits increased by $115 million primarily driven by the acquisition of Temple-Inland. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.
Included in the Company’s 2012, 2011 and 2010 income tax provision (benefit) are $(85) million, $(266) million and $(143) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2012	2011	2010
Special items and other charges:
Restructuring and other charges	$(104)	$(293)	$(149)
Tax-related adjustments:
Internal restructurings	14	24	—
India deal costs	—	9	—
IP UK valuation allowance release	—	(13)	—
Settlement of tax audits and legislative changes	—	5	—
Incentive plan deferred income tax write-off	—	—	14
Medicare D deferred income tax write-off	5	—	32
Cellulosic bio-fuel credits	—	—	(40)
Other tax adjustments	—	2	—
Income tax provision (benefit) related to special items	$(85)	$(266)	$(143)
Excluding the impact of special items, the 2012, 2011 and 2010 income tax provisions were $410 million, $577 million and $364 million, respectively, or 29%, 32% and 30%, respectively, of pre-tax earnings before equity earnings.

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2013 Through 2022	2023 Through 2032	Indefinite	Total
U.S. federal and non-U.S. NOLs	$19	$151	$359	$529
State taxing jurisdiction NOLs	167	133	—	300
U.S. federal, non- U.S. and state tax credit carryforwards	188	74	669	931
State capital loss carryforwards	24	—	—	24
Total	$398	$358	$1,028	$1,784
Deferred income taxes are not provided for temporary differences of approximately $4.7 billion, $4.5 billion and $4.3 billion as of December 31, 2012, 2011 and 2010, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.
The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012 of a benefit of approximately $32 million will be recognized in the first quarter of 2013. In addition, we expect the Act's extension of these provisions through the end of 2013 will favorably impact our estimated annual effective tax rate for 2013 by approximately one percentage point.

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

At December 31, 2012, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2013	2014	2015	2016	2017	Thereafter
Lease obligations	$198	$136	$106	$70	$50	$141
Purchase obligations (a)	3,213	828	722	620	808	2,654
Total	$3,411	$964	$828	$690	$858	$2,795

(a)
Includes $3.6 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

Rent expense was $231 million, $205 million and $210 million for 2012, 2011 and 2010, respectively.
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
ENVIRONMENTAL PROCEEDINGS
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $92 million in the aggregate at December 31, 2012.
One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $48 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $46 million at December 31, 2012. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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
Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint, and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The case has been split into a liability phase and a potential subsequent allocation/damages phase. The Company is now involved in the liability phase of the case and believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.
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
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by what are now 363 plaintiffs seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. This case is in its early stages and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland initiated a full mill shut down, notified the Louisiana Department of Environmental Quality

(LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states have each given notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. Temple-Inland settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Department of Wildlife and Fisheries (LDWF). In September 2012, the settlement with the LDWF for restitution damages related to the Bogalusa Incident was vacated by a state district court. However, on January 15, 2013, the state Court of Appeals reversed the trial court's decision, upheld the validity of the LDWF settlement and dismissed the underlying lawsuit. On February 14, 2013, the plaintiff appealed the Court of Appeals' decision to the Louisiana Supreme Court. The Company continue's to believe the settlement is valid and will vigorously defend our position. The LDEQ has not yet levied a civil enforcement penalty. Such a penalty is expected, however, and is likely to exceed $1 million, but is not expected to be material. A plea agreement has been reached with the U.S. Attorney's Office in New Orleans as a result of a federal criminal investigation into the Bogalusa Incident. Pursuant to the plea agreement, on February 6, 2013, Temple-Inland subsidiary, TIN Inc., pleaded guilty in U.S. District Court to a misdemeanor violation of the Clean Water Act and a misdemeanor violation of the National Wildlife Refuge statute. The plea agreement, which remains subject to court approval, provides for a financial penalty, which is not material, and a two-year corporate probation period for TIN Inc.
Temple-Inland (or its affiliates) is a defendant in 23 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. Preliminary approval for the proposed class action settlement was granted in December 2012. In the interim, all civil litigation arising out of the August 2011 discharge has been stayed. We do not believe that a material loss is probable in this litigation.

LEGAL PROCEEEDINGS
In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to the present. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The Company disputes the allegations made and intends to vigorously defend each action. However, because both actions are in the preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.
Temple-Inland was named as a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidation trustee for Guaranty Financial Group, Inc., Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleged, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserted various claims related to the failure. In October 2012, the Company entered into a settlement with the liquidation trustee and the Federal Deposit Insurance Corporation (FDIC) to resolve this litigation. The settlement, which has been approved by the bankruptcy court, resolved all claims related to the spin-off and subsequent failure of Guaranty Bank that have been or could be asserted by the trustee or the FDIC, in its capacity as Receiver of Guaranty Bank, against Temple-Inland and its affiliates or any of its former officers, directors or employees. In exchange for this full release from liability, Temple-Inland agreed to release certain bankruptcy-related claims it and other defendants asserted in the Guaranty Financial Group bankruptcy, and to make $80 million in payments ($38 million to the trustee and $42 million to the FDIC) (the Settlement Amount), a portion of which will be tax deductible. In December 2012, the settlement closed and the Settlement Amount was paid and releases were exchanged. In anticipation of this settlement and based on a May 2012 preliminary settlement agreement with the liquidation trustee, in the second quarter of 2012, the Company established a purchase price accounting reserve relating to this matter in this same amount. As noted below and as previously reported, the Company is seeking to recover a portion of this settlement amount from insurers.
Temple-Inland is a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. Temple-Inland distributed the stock of Guaranty Financial Group to its shareholders on December 28, 2007, after which Guaranty Financial Group was an independent, publicly held company. The action is pled as a securities claim on behalf of persons who acquired Guaranty Financial Group stock during the putative class period. Although focused chiefly on statements made by Guaranty Financial Group to its shareholders after it was an independent, publicly held company, the action repeats many of the same allegations of fact made in the Tepper litigation. On June 20, 2012, all defendants in the lawsuit filed motions to dismiss the amended complaint. The motion is fully briefed and the Company is awaiting a decision from the court. The Company believes the claims made against Temple-Inland in the North Port lawsuit are without merit, and the Company intends to defend them vigorously. The lawsuit is in its preliminary stages, and thus the Company believes it is premature to predict the outcome or to estimate the amount or range of loss, if any, which may be incurred.
Each of the individual defendants in both the Tepper litigation and the North Port litigation has requested advancement of their costs of defense from Temple-Inland and has asserted a right to indemnification by Temple-Inland. The Company believes that all or part of these defense costs, a portion of the settlement amount in the Tepper litigation and any potential damages awarded against the individual defendants in the North Port litigation and covered by any Temple-Inland indemnity would be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.

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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the years ended December 31, 2012, 2011 or 2010.
Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes.

Provisions of certain loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days by letters of credit from a qualifying institution, or for one letter of credit bank, collateral must be posted. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced banks that fell below the specified threshold or obtained a waiver as further discussed below.
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion and $5.2 billion of International Paper debt obligations held by these Entities at December 31, 2012 and 2011, respectively. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $79 million and $92 million at December 31, 2012 and 2011, respectively, are included in floating rate notes due 2012 – 2017 in the summary of long-term debt in Note 12. Additional debt related to the above transaction of $79 million and $38 million is included in short-term notes in the summary of long-term debt in Note 12 at December 31, 2012 and 2011, respectively.

On February 5, 2010, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland N.V. (formerly ABN AMRO Bank N.V.), which issued letters of credit that support $1.4 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced by another qualifying institution.
On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of the Timber Notes, below the specified threshold. Letters of credit worth $842 million were successfully replaced by other qualifying institutions. Fees of $5 million were incurred in connection with this replacement. The Company and third-party managing member instituted a replacement waiver for the remaining $797 million. On July 25, 2012, these letters of credit were successfully replaced by another qualifying institution.

In the event the credit rating of the letter of credit bank is downgraded below a specified threshold, the new bank is required to provide credit support for its obligation. Fees of $5 million were incurred in connection with this replacement.
On November 29, 2011, Standard and Poor's reduced its credit rating of senior unsecured long-term debt of Lloyds TSB Bank Plc, which issued letters of credit that support $1.2 billion of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced by another qualifying institution. Fees of $4 million were incurred in connection with this replacement.
On January 23, 2012, Standard and Poor's reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issued letters of credit that support $666 million of the Timber Notes, below the specified threshold. The letters of credit were successfully replaced by another qualifying institution. Fees of $5 million were incurred in connection with this replacement.
On June 21, 2012, Moody's Investor Services reduced its credit rating of senior unsecured long-term debt of BNP Paribas, which issued letters of credit that support $707 million of Timber Notes, below the specified threshold. On December 19, 2012, the Company and the third-party managing member agreed to a continuing replacement waiver for these letters of credit, terminable upon 30 days notice.
Activity between the Company and the Entities was as follows:

In millions	2012	2011	2010
Revenue (loss) (a)	$49	$49	$42
Expense (a)	90	79	79
Cash receipts (b)	36	28	32
Cash payments (c)	87	79	82

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
Based on an analysis of the Entities discussed above under guidance that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it is not the primary beneficiary of the Entities, and therefore, should not consolidate its investments in these entities. It was also determined that the source of variability in the structure is the value of the Timber Notes, the assets most significantly impacting the structure’s economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by third-party buyers which are 100% cash collateralized. International Paper analyzed which party has control over the economic performance of each entity, and concluded International Paper does not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore is not the primary beneficiary. The Company’s maximum exposure to loss equals the value of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure is remote.
International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2012, 2011 or 2010.
Activity between the Company and the 2001 financing entities was as follows:

In millions	2012	2011	2010
Revenue (loss) (a)	$—	$1	$(1)
Expense (a)	—	3	12
Cash receipts (b)	—	—	4
Cash payments (c)	—	3	12

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
The 2001 Monetized Notes of $499 million matured on March 16, 2011. Following their maturity, International Paper purchased the Class A preferred interest in the 2001 financing entities from an external third-party for $21 million. As a result of the purchase, effective March 16, 2011, International Paper owned 100% of the 2001 financing entities. Based on an analysis performed by the Company after the purchase, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was the primary beneficiary of the 2001 financing entities and thus consolidated the entities effective March 16, 2011. Effective April 30, 2011, International Paper liquidated its interest in the 2001 financing entities.
Activity between the Company and the 2002 financing entities was as follows:

In millions	2012	2011	2010
Revenue (loss) (a)	$—	$2	$5
Expense (b)	—	3	8
Cash receipts (c)	252	192	3
Cash payments (d)	159	244	8

(a)	The revenue is included in Equity earnings (loss), net of tax in the accompanying consolidated statement of operations.

(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.

(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper and cash receipts from the maturity of the 2002 Monetized Notes.

(d)	The cash payments include both interest and principal on the associated debt obligations.
On May 31, 2011, the third-party equity holder of the 2002 financing entities retired its Class A interest in the entities for $51 million. As a result of the retirement, effective May 31, 2011, International Paper owned 100% of the 2002 financing entities. Based on an analysis performed by the Company after the retirement, under guidance that considers the potential magnitude of the variability in the structure and which party has controlling financial interest, International Paper determined that it was the primary beneficiary of the 2002 financing entities and thus consolidated the entities effective May 31, 2011.
During the year ended December 31, 2011 approximately $191 million of the 2002 Monetized Notes matured. Outstanding debt related to these entities of $158 million is included in floating rate notes due 2011 – 2017 in the summary of long-term debt in Note 12 at December 31, 2011. As of May 31, 2012, this debt had been repaid.
During the year ended December 31, 2012, $252 million of the 2002 Monetized Notes matured. As of result of these maturities, Accounts and notes receivable decreased $252 million and Notes payable and current maturities of long-term debt decreased $158 million. Deferred tax liabilities associated with the 2002 forestland installment sales decreased $67 million. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.
The use of the above entities facilitated the monetization of the credit enhanced Timber and Monetized Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.
In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper.
In October 2007, Temple-Inland sold 1.55 million acres of timberlands for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberlands, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed is preliminary analysis of the acquisition date fair value of the notes and determined it to be $2.09 billion. As a result of this analysis, Financial assets of special purposed entities decreased by $292 million and Goodwill increased by the same amount. As of December 31, 2012, the fair value of the notes was $2.21 billion.
In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities in the accompanying consolidated balance sheet. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to the Company. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As a result of this analysis, Nonrecourse financial liabilities of special purpose entities decreased by $110 million and Goodwill decreased by the same amount. As of December 31, 2012, the fair value of this debt was $2.12 billion.
The buyer of the Temple-Inland timberland issued the $2.38 billion in notes from its wholly-owned, bankruptcy-remote special purpose entities. The buyer's special purpose entities held the timberlands from the transaction date until November 2008, at which time the timberlands were transferred out of the buyer's special purpose entities. Due to the transfer of the timberlands, Temple-Inland evaluated the buyer's special purpose entities and determined that they were variable interest entities and that Temple-Inland was the primary beneficiary. As a result, in 2008, Temple-Inland began consolidating the buyer's special purpose entities.
On January 23, 2012, Standard and Poor's reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issued letters of credit that support $506 million of the 2007 Monetized Notes, below the specific threshold. These letters of credit were successfully replaced by another qualifying institution. Fees of $2 million were incurred in connection with this replacement.
On June 21, 2012, Moody's Investor Services reduced its credit rating of senior unsecured long-term debt of Barclays Bank PLC, which issued letters of credit that support approximately $500 million of the 2007 Monetized Notes, below the specified threshold. These letters of credit were successfully replaced by another qualifying institution. Fees of $6 million were incurred in connection with this replacement.
Activity between the Company and the 2007 financing entities was as follows:

In millions	2012	2011	2010
Revenue (loss) (a)	$28	$—	$—
Expense (b)	28	—	—
Cash receipts (c)	12	—	—
Cash payments (d)	22	—	—

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes $17 million of accretion income for the amortization of the purchase accounting adjustment of the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $6 million of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Based on the analysis performed by the Company after the purchase of Temple-Inland and completed in the third quarter of 2012, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was not the primary beneficiary of the buyer's special purpose entities that purchased the timberlands from Temple-Inland and therefore, should not consolidate the buyer's special purpose entities financial results as was historically shown by Temple-Inland.
PREFERRED SECURITIES OF SUBSIDIARIES
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.50 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2012, substantially all of these forestlands have been sold. These preferred securities may be put back to International Paper by the private investor upon the occurrence of certain events, and have a liquidation preference that approximates their face amount. The $150 million preferred third-party interest is included in Noncontrolling interests in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $6 million, $5 million and $5 million in 2012, 2011 and 2010, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 12 DEBT AND LINES OF CREDIT
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. During 2012, International Paper fully repaid the $1.2 billion term loan.
Amounts related to early debt extinguishment during the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Debt reductions (a)	$1,272	$129	$393
Pre-tax early debt extinguishment costs (b)	48	32	39

(a)	Reductions related to notes with interest rates ranging from 1.625% to 9.375% with original maturities from 2010 to 2041 for the years ended December 31, 2012, 2011 and 2010.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2012	2011
8.7% note – due 2038	$263	$273
9 3/8% note – due 2019	846	844
7.95% debentures – due 2018	1,462	1,505
7.5% note – due 2021	999	999
7.4% debentures – due 2014	303	303
7.3% notes – due 2039	721	725
6 7/8% notes – due 2023 – 2029	130	130
6.65% note – due 2037	4	4
6.4% to 7.75% debentures due 2025 – 2027	142	141
6 3/8% to 6 5/8% notes – due 2016 – 2018	373	—
6.0% notes – due 2041	585	600
5.85% notes – due 2012	—	38
5.25% to 5.5% notes – due 2014 – 2016	701	701
4.75% notes – due 2022	899	900
Floating rate notes – due 2012 – 2017 (a)	314	356
Environmental and industrial development bonds – due 2012 – 2035 (b)	1,812	1,958
Short-term notes (c)	255	279
Other (d)	331	152
Total (e)	10,140	9,908
Less: current maturities	444	719
Long-term debt	$9,696	$9,189

(a)	The weighted average interest rate on these notes was 2.6% in 2012 and 1.9% in 2011.

(b)	The weighted average interest rate on these bonds was 5.6% in 2012 and 5.5% in 2011.

(c)
The weighted average interest rate was 2.2% in 2012 and 5.0% in 2011. Includes $29 million at December 31, 2012 and $173 million at December 31, 2011 related to non-U.S. denominated borrowings with a weighted average interest rate of 5.6% in 2012 and 5.9% in 2011.

(d)	Includes $61 million at December 31, 2012 and $79 million at December 31, 2011, related to the unamortized gain on interest rate swap unwinds (see Note 13).

(e)	The fair market value was approximately $12.3 billion at December 31, 2012 and $11.2 billion at December 31, 2011.
In addition to the long-term debt obligations shown above, International Paper has $5.3 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $5.3 billion due in 2016, for which International Paper has, and intends to effect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, International Paper has offset the $5.3 billion of debt obligations with $5.2 billion of Class B interests in these entities as of December 31, 2012 (see Note 11). Total maturities of long-term debt over the next five years are 2013 – $444 million; 2014 – $708 million; 2015 – $479 million; 2016 – $571 million; and 2017 – $216 million.
At December 31, 2012, International Paper’s contractually committed credit facilities (the Agreements) totaled $2.5 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The Agreements also include up to $1.0 billion of commercial paper-based financings based on eligible receivables balances ($1.0 billion available as of December 31, 2012) under a receivables securitization program. On January 9, 2013, the Company amended the receivables securitization program to extend the maturity date from January 2013 to January 2014. The amended agreement has a facility fee of 0.35% payable monthly. At December 31, 2012, there were no borrowings under either the bank facility or receivables securitization program. In November 2012, International Paper terminated the $250 million receivable securitization facility previously acquired from Temple-Inland.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2012, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
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
The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2012		December 31, 2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
British pounds / Brazilian real - Forward	13		26
European euro / Brazilian real - Forward	13		16
European euro / Polish zloty - Forward	149		233
U.S. dollar / Brazilian real - Forward	238		344
U.S. dollar / Brazilian real - Zero-cost collar	18		—
U.S. dollar / European euro - Forward	—		13
Natural gas contracts (in MMBTUs)	—		3
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	150		150
Foreign exchange contracts (Sell / Buy; denominated in sell notional):
Indian rupee / U.S. dollar	140		904
Thai baht / U.S. dollar	261		—
U.S. dollar / Turkish lira	56		—
Interest rate contracts (in USD)	150	(b)	150	(b)

(a)	These contracts had maturities of three years or less as of December 31, 2012.

(b)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.
The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2012	2011	2010
Foreign exchange contracts	$16	$(39)	$37
Fuel oil contracts	—	2	(1)
Natural gas contracts	(1)	(6)	(13)
Total	$15	$(43)	$23
During the next 12 months, the amount of the December 31, 2012 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $9 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2012	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(15)	$8	$42	Cost of products sold
Fuel oil contracts	—	4	4	Cost of products sold
Natural gas contracts	(7)	(20)	(15)	Cost of products sold
Total	$(22)	$(8)	$31

	Gain (Loss) Recognized in Income					Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2012	2011		2010
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$(10)		$25		Interest expense, net
Debt	—	10		(25)		Interest expense, net
Total	$—	$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$(4)	$—		$—		Cost of products sold
Embedded derivatives	(4)	(3)		3		Interest expense, net
Foreign exchange contracts	—	(14)	(a)	33		Cost of products sold
Interest rate contracts	22	3		20	(b)	Interest expense, net
Total	$14	$(14)		$56

(a)	Premium costs of $5 million in connection with the acquisition of APPM are included in Restructuring and other charges in the accompanying consolidated statement of operations.

(b)
Includes a gain of $22 million due to changes in the fair value of interest rate swap agreements of $1.0 billion floating-to-fixed notional and an offsetting $1.0 billion fixed-to-floating notional that did not qualify as hedges under the accounting guidance and matured in September 2010.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

	2012			2011
In millions	Issued	Terminated	Undesignated	Issued		Terminated		Undesignated
Fourth Quarter	$—	$—	$—	$—		$—		$—
Third Quarter	—	—	—	—		464	(b)	—
Second Quarter	—	—	—	100	(a)	—		—
First Quarter	—	—	—	100	(a)	—		—
Total	$—	$—	$—	$200		$464		$—

(a)	Fixed-to-floating interest rate swaps were effective when issued and were terminated in the third quarter of 2011.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:
Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$7	(a)	$—		$21	(d)	$53	(f)
Natural gas contracts – cash flow	—		—		—		10	(e)
Total derivatives designated as hedging instruments	$7		$—		$21		$63
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$1	(e)	$—
Embedded derivatives	1	(b)	5	(c)	—		—
Foreign exchange contracts	1	(b)	1	(b)	—		—
Interest rate contracts	—		—		1	(e)	5	(g)
Total derivatives not designated as hedging instruments	$2		$6		$2		$5
Total derivatives	$9		$6		$23		$68

(a)	Includes $3 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $20 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(f)	Includes $32 million recorded in Other accrued liabilities and $21 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $18 million as of December 31, 2012 and $67 million as of

December 31, 2011. The Company was not required to post any collateral as of December 31, 2012 or 2011. In addition, existing derivative contracts (except foreign exchange contracts) provide for netting across most derivative positions in the event a counterparty defaults on a payment obligation. International Paper currently does not expect any of the counterparties to default on their obligations.
NOTE 14 CAPITAL STOCK
The authorized capital stock at both December 31, 2012 and 2011, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2012, 2011 and 2010:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2010	437,022	3,862
Issuance of stock for various plans, net	1,849	(3,796)
Repurchase of stock	—	1,168
Balance at December 31, 2010	438,871	1,234
Issuance of stock for various plans, net	1	(326)
Repurchase of stock	—	1,013
Balance at December 31, 2011	438,872	1,921
Issuance of stock for various plans, net	1,022	(2,994)
Repurchase of stock	—	1,086
Balance at December 31, 2012	439,894	13
NOTE 15 RETIREMENT PLANS
International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004 are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see Other U.S. Plans). The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.
The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $95 million, $19 million and $37 million in 2012, 2011 and 2010, respectively, and which are expected to be $32 million in 2013.
Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.
OBLIGATIONS AND FUNDED STATUS
The following table shows the changes in the benefit obligation and plan assets for 2012 and 2011, and the plans’ funded status. The U.S. combined benefit obligation as of December 31, 2012 increased by $3.6 billion, as a result of a decrease in the discount rate assumption used in computing the estimated benefit obligation as well as the acquisition of Temple-Inland. U.S. plan assets increased by $1.9 billion, reflecting the acquisition of the Temple-Inland Retirement Plan, favorable investment results and a $44 million voluntary contribution in 2012 offset by benefit payments.

	2012		2011
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$10,555	$183	$9,824	$183
Service cost	152	3	121	2
Interest cost	604	12	544	12
Settlements	—	(3)	—	(2)
Actuarial loss	1,923	30	692	—
Acquisitions	1,749	3	—	4
Plan merger	—	—	5	—
Plan amendments	20	—	—	—
Benefits paid	(802)	(8)	(631)	(9)
Effect of foreign currency exchange rate movements	—	3	—	(7)
Benefit obligation, December 31	$14,201	$223	$10,555	$183
Change in plan assets:
Fair value of plan assets	$8,185	$155	$8,344	$156
Actual return on plan assets	1,183	18	152	4
Company contributions	139	8	319	12
Benefits paid	(802)	(8)	(631)	(9)
Settlements	—	(3)	—	(2)
Acquisitions	1,406	—	—	—
Plan merger	—	—	1	—
Effect of foreign currency exchange rate movements	—	1	—	(6)
Fair value of plan assets, December 31	$10,111	$171	$8,185	$155
Funded status, December 31	$(4,090)	$(52)	$(2,370)	$(28)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$4	$—	$11
Current liability	(32)	(2)	(32)	(2)
Non-current liability	(4,058)	(54)	(2,338)	(37)
	$(4,090)	$(52)	$(2,370)	$(28)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$144	$—	$156	$—
Net actuarial loss	5,640	34	4,453	10
	$5,784	$34	$4,609	$10

The components of the $1.2 billion and $24 million increase related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2012 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$1,494	$24
Amortization of actuarial loss	(307)	—
Current year prior service cost	20	—
Amortization of prior service cost	(32)	—
Settlements	—	—
	$1,175	$24
The accumulated benefit obligation at December 31, 2012 and 2011 was $13.8 billion and $10.3 billion, respectively, for our U.S. defined benefit plans and $206 million and $171 million, respectively, at December 31, 2012 and 2011 for our non-U.S. defined benefit plans.
The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011:

	2012		2011
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$14,201	$200	$10,555	$40
Accumulated benefit obligation	13,772	188	10,275	33
Fair value of plan assets	10,111	143	8,185	2
ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans (approximately 9 years as of December 31, 2012 for the U.S. plans) to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $490 million and $34 million, respectively.

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
Net periodic pension expense for qualified and nonqualified U.S. defined benefit plans comprised the following:

		2012		2011		2010
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$152	$3	$121	$2	$116	$3
Interest cost	604	12	544	12	541	12
Expected return on plan assets	(753)	(12)	(713)	(12)	(631)	(11)
Actuarial loss / (gain)	307	—	212	—	174	—
Amortization of prior service cost	32	—	31	—	31	—
Curtailment gain	—	—	—	—	—	(2)
Settlement gain	—	—	—	(1)	—	(2)
Net periodic pension expense	$342	$3	195	$1	$231	$—
The increase in 2012 pension expense reflects a decrease in the discount rate from 5.60% in 2011 to 5.10% in 2012, a lower expected return on assets assumption of 8.00% in 2012 compared with 8.25% in 2011 and the acquisition of Temple-Inland.
ASSUMPTIONS
International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2012 was also the discount rate used to determine net pension expense for the 2013 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2012			2011		2010
	U.S. Plans		Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.10%		4.96%	5.10%	5.98%	5.60%	6.01%
Rate of compensation increase	3.75%		3.17%	3.75%	3.12%	3.75%	3.07%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.10%		5.98%	5.60%	6.01%	5.80%	6.45%
Expected long-term rate of return on plan assets	8.00%	(a)	7.62%	8.25%	7.79%	8.25%	8.20%
Rate of compensation increase	3.75%		3.12%	3.75%	3.07%	3.75%	4.06%

(a)	Represents the expected rate of return for International Paper's qualified pension plan. The rate for the Temple-Inland Retirement Plan is 5.70%.

The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2013, the Company will use an expected long-term rate of return on plan assets of 8.00% for the Retirement Plan of International Paper, an expected long-term rate of return on plan assets of 5.30% for the Temple-Inland Retirement Plan, a discount rate of 4.10% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $561 million for its U.S. defined benefit plans in 2013, with the increase from expense of $342 million in 2012 reflecting a decrease in the discount rate to 4.10% in 2013 from 5.10% in 2012, a lower return on asset assumption for Temple-Inland plan assets to 5.30% in 2013 from 5.70% in 2012, and higher amortization of unrecognized losses.
For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.
The following illustrates the effect on pension expense for 2013 of a 25 basis point decrease in the above assumptions:

In millions	2013
Expense/(Income):
Discount rate	$39
Expected long-term rate of return on plan assets	24
Rate of compensation increase	(6)

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
International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2012	2011	Target Allocations
Equity accounts	41%	43%	36% - 46%
Fixed income accounts	38%	34%	37% - 47%
Real estate accounts	10%	11%	6% - 12%
Other	11%	12%	8% - 15%
Total	100%	100%
The 2012 actual and target allocations shown represent a weighted average of International Paper and Temple-Inland plan assets.
The fair values of International Paper’s pension plan assets at December 31, 2012 and 2011 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2012 and 2011. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes. Cash and cash equivalent portfolios are allocated to the types of account from which they originated.

Fair Value Measurement at December 31, 2012
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,171	$1,241	$927	$3
Equities – international	1,513	1,145	368	—
Common collective funds – fixed income	180	—	180	—
Corporate bonds	1,539	—	1,539	—
Government securities	1,593	—	1,593	—
Mortgage backed securities	127	—	127	—
Other fixed income	75	—	67	8
Commodities	216	—	216	—
Hedge funds	492	—	—	492
Private equity	503	—	—	503
Real estate	1,037	—	—	1,037
Derivatives	354	—	—	354
Cash and cash equivalents	311	(15)	326	—
Total Investments	$10,111	$2,371	$5,343	$2,397

Fair Value Measurement at December 31, 2011
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,889	$1,130	$758	$1
Equities – international	1,231	959	272	—
Common collective funds – fixed income	293	—	293	—
Corporate bonds	744	—	744	—
Government securities	983	—	983	—
Mortgage backed securities	124	—	124	—
Other fixed income	25	—	16	9
Commodities	213	—	213	—
Hedge funds	699	—	—	699
Private equity	473	—	—	473
Real estate	872	—	—	872
Derivatives	303	—	—	303
Cash and cash equivalents	336	2	334	—
Total Investments	$8,185	$2,091	$3,737	$2,357
Equity securities consist primarily of publicly traded U.S. companies and international companies. Publicly traded equities are valued at the closing prices reported in the active market in which the individual securities are traded.
Fixed income consists of government securities, mortgage-backed securities, corporate bonds and common collective funds. Government securities are valued by third-party pricing sources. Mortgage-backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

Commodities consist of commodity-linked notes and commodity-linked derivatives. Commodities are valued at closing prices determined by calculation agents for outstanding transactions.
Hedge funds are investment structures for managing private, loosely-regulated investment pools that can pursue a diverse array of investment strategies with a wide range of different securities and derivative instruments. These investments are made through funds-of-funds (commingled, multi-manager fund structures) and through direct investments in individual hedge funds. Hedge funds are primarily valued by each fund’s third-party administrator based upon the valuation of the underlying securities and instruments and primarily by applying a market or income valuation methodology as appropriate depending on the specific type of security or instrument held. Funds-of-funds are valued based upon the net asset values of the underlying investments in hedge funds.
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
Derivative investments such as futures, forward contracts, options, and swaps are used to help manage risks. Derivatives are generally employed as asset class substitutes (such as when employed within a portable alpha strategy), for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third-party pricing sources.

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2012 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Other Fixed Income	Hedge Funds	Private Equity	Real Estate	Derivatives	Total
Beginning balance at December 31, 2011	$1	$9	$699	$473	$872	$303	$2,357
Temple-Inland Acquisition	—	—	—	5	94	—	99
Actual return on plan assets:
Relating to assets still held at the reporting date	2	1	10	28	70	54	165
Relating to assets sold during the period	—	—	31	(5)	5	80	111
Purchases, sales and settlements	—	—	(248)	2	(4)	(83)	(333)
Transfers in and/or out of Level 3	—	(2)	—	—	—	—	(2)
Ending balance at December 31, 2012	$3	$8	$492	$503	$1,037	$354	$2,397

FUNDING AND CASH FLOWS
The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Voluntary contributions totaling $44 million, $300 million and $1.15 billion were made by the Company in 2012, 2011 and 2010, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2012, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2013	$736
2014	741
2015	752
2016	762
2017	774
2018 – 2022	4,090
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
In connection with the Temple-Inland acquisition, International Paper acquired two savings plans which were merged into the International Paper savings plans on December 31, 2012.
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
Company matching contributions to the plans totaled approximately $122 million, $83 million and $87 million for the plan years ending in 2012, 2011 and 2010, respectively.

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
The components of postretirement benefit expense in 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Service cost	$3	$2	$2
Interest cost	20	21	23
Actuarial loss	10	9	12
Amortization of prior service credits	(30)	(25)	(31)
Curtailment gain	(7)	—	—
Net postretirement (benefit) expense	$(4)	$7	$6
International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions. International Paper's postretirement plan was remeasured on January 31, 2012 due to a negative plan amendment which reduced our obligation by $29 million and reduced the 2012 expected benefit cost by $11 million. Temple-Inland's postretirement plan was also remeasured on July 31, 2012 due to a negative plan amendment which reduced the obligation by $6 million and reduced 2012 expense by $1 million.
The discount rates used to determine net cost for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012		2011	2010
Discount rate	4.40%	(a)	5.30%	5.40%

(a)	Represents the weighted average rate for the IP plan for 2012 due to the remeasurement. The weighted average rate used for Temple-Inland in 2012 was 4.19%.
The weighted average assumptions used to determine the benefit obligation at December 31, 2012 and 2011 were as follows:

	2012	2011
Discount rate	3.70%	4.80%
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

A 1% increase in the assumed annual health care cost trend rate would have increased the accumulated postretirement benefit obligation at December 31, 2012 by approximately $19 million. A 1% decrease in the annual trend rate would have decreased the accumulated postretirement benefit obligation at December 31, 2012 by approximately $17 million. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million.
The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2012 and 2011:

In millions	2012	2011
Change in projected benefit obligation:
Benefit obligation, January 1	$425	$425
Service cost	3	2
Interest cost	20	21
Participants’ contributions	34	46
Actuarial (gain) loss	44	29
Acquisitions	108	—
Plan amendments	(63)	—
Benefits paid	(107)	(108)
Less: Federal subsidy	7	10
Restructuring	(17)	—
Curtailment	(5)	—
Benefit obligation, December 31	$449	$425
Change in plan assets:
Fair value of plan assets, January 1	$0	$0
Company contributions	73	62
Participants’ contributions	34	46
Benefits paid	(107)	(108)
Fair value of plan assets, December 31	$0	$0
Funded status, December 31	$(449)	$(425)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(59)	$(43)
Non-current liability	(390)	(382)
	$(449)	$(425)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss	$115	$81
Prior service credit	(65)	(35)
	$50	$46
The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $4 million increase in the amounts recognized in OCI during 2012 consisted of:

In millions
Curtailment	$2
Current year actuarial loss	44
Amortization of actuarial loss	(10)
Current year prior service credit	(62)
Amortization of prior service credit	30
$4
The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI was $0 million, $47 million and $5 million in 2012, 2011 and 2010, respectively.
The estimated amounts of net loss and prior service credit that will be amortized from OCI into net postretirement benefit cost in 2013 are expected to be $12 million and $(25) million, respectively.
At December 31, 2012, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts
2013	$63	$3
2014	49	3
2015	41	3
2016	39	3
2017	37	3
2018 – 2022	155	13
NON-U.S. POSTRETIREMENT BENEFITS
In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits. Net postretirement benefit cost for our non-U.S. plans was $1 million for 2012, $2 million for 2011 and $1 million for 2010. The benefit obligation for these plans was $22 million at December 31, 2012 and $23 million at December 31, 2011.
NOTE 17 INCENTIVE PLANS
International Paper currently has an Incentive Compensation Plan (ICP) which, upon the approval by the Company’s shareholders in May 2009, replaced the Company’s Long-Term Incentive Compensation Plan (LTICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation

Committee of the Board of Directors (the Committee) that administers the ICP. Restricted stock units (RSU’s) were also awarded to certain non-U.S. employees with 0 and 350 units outstanding at December 31, 2012 and 2011, respectively. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.
STOCK OPTION PROGRAM
International Paper accounts for stock options in accordance with guidance under ASC 718, “Compensation – Stock Compensation.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants are expensed. No replacement options were granted in 2010 or 2011.
During each reporting period, diluted earnings per share is calculated by assuming that “in-the-money” options are exercised and the exercise proceeds are used to repurchase shares in the marketplace. When options are actually exercised, option proceeds are credited to equity and issued shares are included in the computation of earnings per common share, with no effect on reported earnings. Equity is also increased by the tax benefit that International Paper will receive in its tax return for income reported by the employees in their individual tax returns.
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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2012:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2009	22,217,057	$39.24	2.73	$—
Forfeited	(43,068)	34.36
Expired	(3,928,736)	46.29
Outstanding at December 31, 2010	18,245,253	37.73	2.30	—
Exercised	(1,850)	32.54
Forfeited	(21,070)	35.21
Expired	(2,665,547)	35.45
Outstanding at December 31, 2011	15,556,786	38.13	1.55	—
Granted	2,513	35.94
Exercised	(3,200,642)	33.62
Expired	(3,222,597)	40.71
Outstanding at December 31, 2012	9,136,060	$38.79	1.15	$1,077

(a)
The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.
PERFORMANCE SHARE PLAN
Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. For the 2010 and 2011 grants, one-fourth of the award is earned during each twelve-month period, with the final one-fourth segment earned over the full three-year period. Beginning with the 2012 grant, the award is earned evenly over a thirty-six-month period. PSP awards are earned based on the achievement of defined performance rankings of ROI and TSR compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2012
Expected volatility	25.25% - 55.33%
Risk-free interest rate	0.12% - 0.42%
The following summarizes PSP activity for the three years ending December 31, 2012:

	Shares/ Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	6,066,050	$24.28
Granted	3,842,626	28.93
Shares issued	(2,807,388)	33.25
Forfeited	(288,694)	21.83
Outstanding at December 31, 2010	6,812,594	23.31
Granted	4,314,376	28.04
Shares issued	(2,565,971)	32.43
Forfeited	(500,940)	25.07
Outstanding at December 31, 2011	8,060,059	22.83
Granted	3,641,911	31.57
Shares issued (a)	(2,871,367)	16.83
Forfeited	(169,748)	28.89
Outstanding at December 31, 2012	8,660,855	$28.37

(a)	Includes 72,798 shares/units related to retirements or terminations that are held for payout until the end of the performance period.
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
The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	83,000	$33.93
Granted	177,000	25.63
Shares issued	(92,500)	30.69
Outstanding at December 31, 2010	167,500	26.95
Granted	21,500	27.01
Shares issued	(55,083)	24.84
Forfeited	(5,000)	26.78
Outstanding at December 31, 2011	128,917	27.86
Granted	88,715	31.91
Shares issued	(61,083)	27.13
Forfeited	(5,000)	28.91
Outstanding at December 31, 2012	151,549	$30.49
At December 31, 2012, 2011 and 2010 a total of 19.3 million, 18.6 million and 18.8 million shares, respectively, were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

In millions	2012	2011	2010
Total stock-based compensation expense (included in selling and administrative expense)	$116	$84	$73
Income tax benefits related to stock-based compensation	48	34	29
At December 31, 2012, $105 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.
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
The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $56 million, $134 million and $102 million in 2012, 2011, and 2010, respectively, for Ilim.
INFORMATION BY INDUSTRY SEGMENT
Net Sales

In millions	2012	2011	2010
Industrial Packaging	$13,280	$10,430	$9,840
Printing Papers	6,230	6,215	5,940
Consumer Packaging	3,170	3,710	3,400
Distribution	6,040	6,630	6,735
Forest Products	—	—	220
Corporate and Intersegment Sales	(887)	(951)	(956)
Net Sales	$27,833	$26,034	$25,179
Operating Profit

In millions	2012	2011	2010
Industrial Packaging	$1,066	$1,147	$826
Printing Papers	599	872	481
Consumer Packaging	268	163	207
Distribution	22	34	78
Forest Products	—	—	94
Operating Profit	1,955	2,216	1,686
Interest expense, net	(672)	(541)	(608)
Noncontrolling interests / equity earnings adjustment (a)	—	10	15
Corporate items, net	(51)	(102)	(142)
Restructuring and other charges	(51)	(82)	(70)
Net gains (losses) on sales and impairments of businesses	2	—	25
Non-operating pension expense	(159)	(43)	(84)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$1,024	$1,458	$822

Restructuring and Other Charges

In millions	2012	2011	2010
Industrial Packaging	$14	$20	$19
Printing Papers	—	(24)	315
Consumer Packaging	—	2	8
Distribution	44	49	—
Corporate	51	55	52
Restructuring and Other Charges	$109	$102	$394
Assets

In millions	2012	2011
Industrial Packaging	$13,353	$9,433
Printing Papers	7,198	7,311
Consumer Packaging	3,123	3,086
Distribution	1,639	1,718
Corporate and other (b)	6,840	5,470
Assets	$32,153	$27,018
Capital Spending

In millions	2012	2011	2010
Industrial Packaging	$565	$426	$301
Printing Papers	449	364	283
Consumer Packaging	296	310	159
Distribution	10	8	5
Forest Products	—	—	3
Subtotal	1,320	1,108	751
Corporate and other	63	51	24
Total from Continuing Operations	$1,383	$1,159	$775
Depreciation, Amortization and Cost of Timber Harvested (c)

In millions	2012	2011	2010
Industrial Packaging	$755	$513	$597
Printing Papers	450	486	479
Consumer Packaging	196	217	228
Distribution	13	14	13
Forest Products	—	—	5
Corporate	72	102	134
Depreciation and Amortization	$1,486	$1,332	$1,456
External Sales By Major Product

In millions	2012	2011	2010
Industrial Packaging	$13,223	$10,376	$9,812
Printing Papers	5,483	5,510	5,220
Consumer Packaging	3,146	3,577	3,241
Distribution	5,981	6,571	6,683
Forest Products	—	—	223
Net Sales	$27,833	$26,034	$25,179

INFORMATION BY GEOGRAPHIC AREA
Net Sales (d)

In millions	2012	2011	2010
United States (e)	$21,523	$19,434	$19,501
Europe	2,935	3,183	2,839
Pacific Rim and Asia	1,816	1,807	1,377
Americas, other than U.S.	1,559	1,610	1,462
Net Sales	$27,833	$26,034	$25,179
Long-Lived Assets (f)

In millions	2012	2011
United States	$10,484	$8,536
Europe	1,022	936
Pacific Rim and Asia	982	855
Americas, other than U.S.	1,773	1,871
Corporate	310	279
Long-Lived Assets	$14,571	$12,477

(a)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)	Includes corporate assets and assets of businesses held for sale.

(c)	Excludes accelerated depreciation related to closure of mills.

(d)	Net sales are attributed to countries based on the location of the seller.

(e)	Export sales to unaffiliated customers were $2.2 billion in 2012, $2.1 billion in 2011 and $1.8 billion in 2010.

(f)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2012
Net sales	$6,655		$7,077		$7,026		$7,075		$27,833
Gross margin (a)	1,671		1,807		1,886		1,882		7,246
Earnings (loss) from continuing operations before income taxes and equity earnings	213	(b)	204	(c)	320	(d)	287	(e)	1,024	(b-e)
Gain from discontinued operations	5		16		14		10		45
Net earnings (loss) attributable to International Paper Company	188	(b)	134	(c)	237	(d)	235	(e,f)	794	(b-f)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.42	(b)	$0.27	(c)	$0.51	(d)	$0.52	(e)	$1.72	(b-e)
Gain from discontinued operations	0.01		0.04		0.03		0.02		0.10
Net earnings (loss)	0.43	(b)	0.31	(c)	0.54	(d)	0.54	(e,f)	1.82	(b-f)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.42	(b)	0.27	(c)	0.51	(d)	0.51	(e)	1.70	(b-e)
Gain from discontinued operations	0.01		0.04		0.03		0.02		0.10
Net earnings (loss)	0.43	(b)	0.31	(c)	0.54	(d)	0.53	(e,f)	1.80	(b-f)
Dividends per share of common stock	0.2625		0.2625		0.2625		0.3000		1.0875
Common stock prices
High	$36.50		$35.59		$37.25		$39.88		$39.88
Low	29.45		27.29		28.29		32.95		27.29
2011
Net sales	$6,387		$6,648		$6,632		$6,367		$26,034
Gross margin (a)	1,762		1,768		1,839		1,705		7,074
Earnings (loss) from continuing operations before income taxes and equity earnings	368	(g)	293	(j)	381	(k)	416	(m)	1,458	(g,j,k,m)
Gain from discontinued operations	49	(h)	—		—		—		49	(h)
Net earnings (loss) attributable to International Paper Company	354	(g-i)	219	(j)	468	(k,l)	281	(m,n)	1,322	(g-n)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.71	(g,i)	$0.51	(j)	$1.08	(k,l)	$0.65	(m,n)	$2.95	(g,i,j,k,l,m,n)
Gain from discontinued operations	0.11	(h)	—		—		—		0.11	(h)
Net earnings (loss)	0.82	(g-i)	0.51	(j)	1.08	(k,l)	0.65	(m,n)	3.06	(g-n)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.70	(g,i)	0.51	(j)	1.08	(k,l)	0.65	(m,n)	2.92	(g,i,j,k,l,m,n)
Gain from discontinued operations	0.11	(h)	—		—		—		0.11	(h)
Net earnings (loss)	0.81	(g-i)	0.51	(j)	1.08	(k,l)	0.65	(m,n)	3.03	(g-n)
Dividends per share of common stock	0.1875		0.2625		0.2625		0.2625		0.9750
Common stock prices
High	$30.44		$33.01		$31.57		$29.85		$33.01
Low	24.88		26.25		22.90		21.55		21.55
Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)
Includes a pre-tax charge of $20 million ($12 million after taxes) related to the write-up of the Temple-Inland inventories to fair value, a pre-tax charge of $21 million ($16 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $43 million ($33 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $16 million ($10 million after taxes) for early debt extinguishment costs, a pre-tax gain of $7 million ($6 million after taxes) for adjustments related to the sale of the Shorewood business, and a gain of $1 million (before and after taxes) for other items.

(c)
Includes a pre-tax charge of $12 million ($8 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $35 million ($22 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $10 million ($6 million after taxes) for debt extinguishment costs, a pre-tax charge of $62 million ($38 million after taxes) to adjust the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, a pre-tax charge of $9 million ($5 million after taxes) for costs associated with the third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills, a pre-tax charge of $6 million ($4 million after taxes) for an adjustment related to the sale of Shorewood, and charges of $2 million (before and after taxes) for other items.

(d)
Includes a pre-tax charge of $9 million ($5 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $58 million ($34 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $13 million ($8 million after taxes) for debt extinguishment costs, a pre-tax charge of $16 million ($11 million after taxes) for costs associated with the restructuring of the Company's Packaging business in Europe, a pre-tax charge of $19 million ($49 million after taxes) for costs associated with the containerboard mill divestitures and a pre-tax gain of $5 million ($0 million after taxes) for other items.

(e)
Includes a pre-tax charge of $28 million ($19 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $9 million ($6 million after taxes) for debt extinguishment costs, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of our xpedx operations, a gain of $2 million (before and after taxes) for proceeds associated with the 2010 sale of the Arizona Chemical business, a gain of $2 million (before and after taxes) for adjustments related to the sale of the Company's Shorewood operations, a charge of $1 million (before and after taxes) for costs associated with the containerboard mill divestitures, and pre-tax charges of $5 million ($4 million after taxes) for other items.

(f)
Includes a net expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements).

(g)
Includes a pre-tax charge of $32 million ($19 million after taxes) for early debt extinguishment costs, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of the Company’s xpedx operations, and a charge of $8 million (before and after taxes) for asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009.

(h)
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

(i)	Includes a gain of $7 million (before and after taxes) related to a bargain price adjustment on an acquisition by our joint venture in Turkey.

(j)	Includes a pre-tax charge of $27 million ($17 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax gain of $21 million

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

(k)
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

(l)
Includes a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, and noncontrolling interest income of $8 million (before and after taxes) associated with the fixed asset impairment of Shorewood Mexico.

(m)
Includes a pre-tax charge of $17 million ($13 million after taxes) for an inventory write-off, severance and other costs associated with the restructuring of the Company’s xpedx operations, a pre-tax charge of $12 million ($7 million after taxes) for costs associated with the signing of an agreement to acquire Temple-Inland, a pre-tax gain of $4 million ($3 million after taxes) for an adjustment to the previously recorded loss to reduce the carrying value of the Company’s Shorewood business, a charge of $3 million (before and after taxes) for asset impairment charges at our Inverurie, Scotland mill which was closed in 2009, and a gain of $6 million (before and after taxes) for interest associated with a tax claim.

(n)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.
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
As of December 31, 2012, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 43 and 44, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company completed the acquisition of Temple-Inland in February 2012. Due to the timing of the acquisition we have excluded Temple-Inland from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2012, Temple-Inland net sales and assets represented approximately 19% of net sales and 25% of total assets.
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

Additional Financial Data
2012, 2011 and 2010

Consolidated Schedule: II-Valuation and Qualifying Accounts.	99

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 16, 2008).

(3.2)	By-laws of International Paper Company, as amended through May 10, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 14, 2010).

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

(4.3)
Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2009).

(4.4)
Supplemental Indenture (including the form of Notes), dated as of August 10, 2009, between International Paper Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 10, 2009).

(4.5)
Supplemental Indenture (including the form of Notes), dated as of December 7, 2009, between International Paper Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 7, 2009).

(4.6)
Supplemental Indenture (including the form of Notes), dated as of November 16, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 16, 2011).

(4.7)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	2009 Incentive Compensation Plan (the "LTICP") (incorporated by reference to Exhibit 10.1 to the Company'S Current Report on Form 8-K dated May 12, 2009). +

(10.2)
2012 Management Incentive Plan, amended and restated as of January 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012). +

(10.3)	2013 Management Incentive Plan, amended and restated as of January 1, 2013. * +

(10.4)	2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2009). +

(10.5)	2012 Exhibits to the 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.6)	2013 Exhibits to the 2009 Executive Management Incentive Plan.*+

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

(10.15)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.16)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.17)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.18)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.19)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.20)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.21)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.22)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.23)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

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

(10.28)
Amended and Restated Time Sharing Agreement, dated May 31, 2012, by and between John V. Faraci and International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012). +

(10.29)
Letter of Understanding between International Paper Company and Maximo Pacheco dated December 10, 2009 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.30)
Five-Year Credit Agreement dated as of August 26, 2011, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2011).

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

(10.33)
Omnibus Amendment No. 1 dated June 26, 2009, comprised of Amendment No. 2 to Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the Agents parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

(10.34)
Amendment No. 3, dated as of January 13, 2010, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as Borrower, International Paper Company as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

(10.35)
Amendment No. 4, dated as of January 12, 2011, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto. Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

(10.36)
Amendment No. 5, dated as of January 11 2012, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto (incorporated by reference to Exhibit 10.1 to Amendment No. 1 on form 10-Q/A (filed August 14, 2012) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012). Certain confidential portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(10.37)
Amendment No. 6, dated as of June 12, 2012, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as borrower, International Paper Company as services, the conduits and Liquidity Banks from time to time parties thereto, and the agents’ parties thereto.*

(10.38)
Receivables Sale and Contribution Agreement, dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(10.39)
Amendment No. 1, dated August 29, 2008, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

(10.40)
Amendment No. 2, dated January 23, 2009, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(10.41)
Amendment No. 3, dated January 11, 2012, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

(10.42)
IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.43)
IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.44)
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

(10.45)
Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.46)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.47)
Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therin (incorporated by reference to Exhibit 10.2 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.48)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therin (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.49)
Form of Timber Note Receivable (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the staff of the Securities and Exchange Commission upon request.

(10.50)
Form of Letter of Credit (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).

(10.51)
Purchase Agreement dated as of December 12, 2012, by and among International Paper Company, Georgia-Pacific Building Products LLC and Georgia-Pacific LLC.* The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the staff of the Securities and Exchange Commission upon request.

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2012
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$126	$17	$—	(24)(a)	$119
Restructuring reserves	15	31	—	(27)(b)	19

	For the Year Ended December 31, 2011
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$129	$18	$—	(21)(a)	$126
Restructuring reserves	14	25	—	(24)(b)	15

	For the Year Ended December 31, 2010
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$136	$28	$—	(35)(a)	$129
Restructuring reserves	84	46	—	(116)(b)	14

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 26, 2013
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI	Chairman of the Board, Chief Executive Officer and Director	February 26, 2013
John V. Faraci

/S/ DAVID J. BRONCZEK	Director	February 26, 2013
David J. Bronczek

/S/ AHMET C. DORDUNCU	Director	February 26, 2013
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 26, 2013
Ilene S. Gordon

/S/ STACEY J. MOBLEY	Director	February 26, 2013
Stacey J. Mobley

/S/ JOAN E. SPERO	Director	February 26, 2013
Joan E. Spero

/S/ JOHN L. TOWNSEND III	Director	February 26, 2013
John L. Townsend III

/S/ JOHN F. TURNER	Director	February 26, 2013
John F. Turner

/S/ WILLIAM G. WALTER	Director	February 26, 2013
William G. Walter

/S/ J. STEVEN WHISLER	Director	February 26, 2013
J. Steven Whisler

/S/ CAROL L. ROBERTS	Senior Vice President and Chief Financial Officer	February 26, 2013
Carol L. Roberts

/S/ TERRI L. HERRINGTON	Vice President – Finance and Controller	February 26, 2013
Terri L. Herrington

APPENDIX I
2012 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	International:	Columbus, Georgia
	Yanzhou City, China	Forest Park, Georgia
Uncoated Papers and Pulp	Veracruz, Mexico	Griffin, Georgia
U.S.:	Kenitra, Morocco	Kennesaw, Georgia (leased)
Courtland, Alabama		Lithonia, Georgia
Selma, Alabama (Riverdale Mill)	Corrugated Container	Savannah, Georgia
Cantonment, Florida (Pensacola Mill)	U.S.:	Tucker, Georgia
Ticonderoga, New York	Bay Minette, Alabama	Aurora, Illinois (2 locations)
Riegelwood, North Carolina	Decatur, Alabama	Bedford Park, Illinois (2 locations) (1 leased)
Eastover, South Carolina	Dothan, Alabama (leased)	Belleville, Illinois
Georgetown, South Carolina	Huntsville, Alabama	Carroll Stream, Illinois
Sumter, South Carolina	Bentonville, Arkansas	Chicago, Illinois (3 locations)
Franklin, Virginia	Conway, Arkansas	Des Plaines, Illinois
	Fort Smith, Arkansas (2 locations)	Elgin, Illinois
International:	Russellville, Arkansas (2 locations)	Lincoln, Illinois
Luiz Antônio, São Paulo, Brazil	Tolleson, Arizona	Montgomery, Illinois
Mogi Guacu, São Paulo, Brazil	Yuma, Arizona	Northlake, Illinois (2 locations)
Três Lagoas, Mato Grosso do Sul, Brazil	Anaheim, California	Rockford, Illinois
Saillat, France	Bell, California	Butler, Indiana
Kadiam, India	Buena Park, California (leased)	Crawfordsville, Indiana
Rajahmundry, India	Camarillo, California	Fort Wayne, Indiana
Kwidzyn, Poland	Carson, California	Hammond, Indiana
Svetogorsk, Russia	Compton, California	Indianapolis, Indiana (3 locations)
	El Centro, California	Saint Anthony, Indiana
INDUSTRIAL PACKAGING	Elk Grove, California	Tipton, Indiana
	Exeter, California	Cedar Rapids, Iowa
Containerboard	Gilroy, California (2 locations) (2 leased)	Waterloo, Iowa
U.S.:	Los Angeles, California (leased)	Garden City, Kansas
Pine Hill, Alabama	Modesto, California (2 locations)	Kansas City, Kansas
Prattville, Alabama	Ontario, California	Bowling Green, Kentucky
Ontario, California (1)	Salinas, California	Lexington, Kentucky
Oxnard, California (1)	Sanger, California	Louisville, Kentucky
Cantonment, Florida (Pensacola Mill)	San Leandro, California (leased)	Walton, Kentucky
Rome, Georgia	Santa Fe Springs, California (2 locations) (1 leased)	Lafayette, Louisiana
Savannah, Georgia	Santa Paula, California (2)	Bogalusa, Louisiana
Cayuga, Indiana	Stockton, California	Minden, Louisiana (4)
Cedar Rapids, Iowa	Tracy, California	Shreveport, Louisiana
Henderson, Kentucky	Union City, California (3)	Springhill, Louisiana
Maysville, Kentucky	Golden, Colorado	Auburn, Maine
Bogalusa, Louisiana	Wheat Ridge, Colorado	Kalamazoo, Michigan (3)
Campti, Louisiana	Putnam, Connecticut	Three Rivers, Michigan
Mansfield, Louisiana	Jacksonville, Florida (leased)	Arden Hills, Minnesota
Vicksburg, Mississippi	Lake Wales, Florida	Austin, Minnesota
Valliant, Oklahoma	Orlando, Florida	Fridley, Minnesota
Springfield, Oregon	Plant City, Florida	Minneapolis, Minnesota (leased)
Conalco, Tennessee (1)	Tampa, Florida (2 locations)	Shakopee, Minnesota
Orange, Texas		White Bear Lake, Minnesota

Houston, Mississippi	Lancaster, Pennsylvania	Tianjin, China (2 locations)
Jackson, Mississippi	Littlestown, Pennsylvania	Wuhan, China
Magnolia, Mississippi (leased)	Mount Carmel, Pennsylvania	Xianghe, China (6)
Olive Branch, Mississippi	Georgetown, South Carolina	Arles, France
Fenton, Missouri	Laurens, South Carolina	Chalon-sur-Saone, France
Kansas City, Missouri	Lexington, South Carolina	Creil, France
Maryland Heights, Missouri	Ashland City, Tennessee (leased)	LePuy, France (Espaly Box Plant)
North Kansas City, Missouri (leased)	Cleveland, Tennessee	Mortagne, France
St. Joseph, Missouri	Elizabethton, Tennessee (leased)	Guadeloupe, French West Indies
St. Louis, Missouri	Morristown, Tennessee	Batam, Indonesia
Omaha, Nebraska	Murfreesboro, Tennessee	Bellusco, Italy
Barrington, New Jersey	Amarillo, Texas	Catania, Italy
Bellmawr, New Jersey	Dallas, Texas	Pomezia, Italy
Milltown, New Jersey	Carrollton, Texas	San Felice, Italy
Spotswood, New Jersey	Edinburg, Texas (3 locations)	Kuala Lumpur, Malaysia
Thorofare, New Jersey	El Paso, Texas	Juhor, Malaysia
Binghamton, New York	Ft. Worth, Texas (leased)	Ixtaczoquitlan, Mexico
Buffalo, New York	Grand Prairie, Texas	Juarez, Mexico (leased)
Rochester, New York	Hidalgo, Texas	Los Mochis, Mexico
Scotia, New York	McAllen, Texas	Puebla, Mexico (leased)
Utica, New York	San Antonio, Texas (2 locations)	Reynosa, Mexico
Charlotte, North Carolina (2 locations)	Sealy, Texas	San Jose Iturbide, Mexico
(1 leased)	Lynchburg, Virginia	Santa Catarina, Mexico
Lumberton, North Carolina	Petersburg, Virginia	Silao, Mexico
Manson, North Carolina	Richmond, Virginia	Tijuana, Mexico (2 locations)
Newton, North Carolina	Moses Lake, Washington	Villa Nicolas Romero, Mexico
Statesville, North Carolina	Olympia, Washington	Zapopan, Mexico
Byesville, Ohio	Yakima, Washington	Agadir, Morocco
Delaware, Ohio	Fond du Lac, Wisconsin	Casablanca, Morocco
Eaton, Ohio	Manitowoc, Wisconsin	Kenitra, Morocco
Madison, Ohio		Monterrey, Nuevo Leon (leased)
Marion, Ohio	International:	Vega Alta, Puerto Rico (7)
Middletown, Ohio	Las Palmas, Canary Islands	Jurong, Singapore (8)
Mt. Vernon, Ohio	Tenerife, Canary Islands	Singapore, Singapore
Newark, Ohio	Rancagua, Chile	Alcala, Spain (leased)
Solon, Ohio (2)	Baoding, China	Almeria, Spain
Streetsboro, Ohio	Beijing, China (2 locations)	Barcelona, Spain
Wooster, Ohio	Chengdu, China	Bilbao, Spain
Oklahoma City, Oklahoma	Chongqing, China (5)	Gandia, Spain
Beaverton, Oregon	Dalian, China	Valladolid, Spain
Hillsboro, Oregon	Dongguan, China	Bangkok, Thailand
Portland, Oregon	Guangzhou, China (2 locations)
Salem, Oregon (leased)	Huhot, China	Recycling
Biglerville, Pennsylvania	Nanjing China	U.S.:
Eighty-four, Pennsylvania	Shanghai, China (2 locations)	Phoenix, Arizona (leased)
Hazleton, Pennsylvania	Shenyang, China	Fremont, California (leased)
Kennett Square, Pennsylvania	Suzhou, China	Norwalk, California

West Sacramento, California	Foodservice	BUILDING PRODUCTS (9)
Denver, Colorado	U.S.:	U.S.:
Itasca, Illinois	Visalia, California	Monroeville, Alabama
Des Moines, Iowa	Shelbyville, Illinois	El Dorado, Arkansas (owned by Del-Tin Fiber L.L.C)
Wichita, Kansas	Kenton, Ohio	Hope, Arkansas
Roseville, Minnesota		West Memphis, Arkansas
Omaha, Nebraska (leased)	International:	Rome, Georgia
Charlotte, North Carolina	Shanghai, China	Thomson, Georgia
Beaverton, Oregon	Beijing, China	DeQuincy, Louisiana
Eugene, Oregon (leased)	Bogota, Colombia	Fletcher, Oklahoma
Memphis, Tennessee (leased)	Cheshire, England (leased)	Mt. Jewett, Pennsylvania
Carrollton, Texas		Buna, Texas
Salt Lake City, Utah	DISTRIBUTION	Diboll, Texas (3 locations)
Richmond, Virginia		McQueeney, Texas
Kent, Washington	xpedx	Pineland, Texas
	U.S.:	Cumberland City, Tennessee
International:	Wholesale
Monterrey, Mexico	Loveland, Ohio
Xalapa, Veracruz, Mexico	88 locations nationwide
69 leased
Bags
U.S.:	International:
Buena Park, California	Mexico (20 locations) (all leased)
Beaverton, Oregon
Grand Prairie, Texas	IP Asia
International:
CONSUMER PACKAGING	China (8 locations)
Malaysia
Coated Paperboard	Taiwan
Ontario, California (leased)	Thailand
(C & D Center)	Vietnam
Augusta, Georgia
Springhill, Louisiana	FOREST PRODUCTS
(C & D Center)
Sturgis, Michigan	Forest Resources
(C & D Center)	International:
Greensboro, North Carolina	Approximately 327,000 acres in Brazil
(C & D Center)
Riegelwood, North Carolina
Hazelton, Pennsylvania
(C & D Center)
Prosperity, South Carolina
Texarkana, Texas

(1) Sold July 2012	(4) Closed May 2012	(7) Closed December 2012
(2) Closed June 2012	(5) Closed July 2012	(8) Closed March 2012
(3) Closed September 2012	(6) Closed April 2012	(9) Classified as Assets Held for Sale

APPENDIX II
2012 CAPACITY INFORMATION
CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	Europe	Americas, other than U.S.	Asia	India	Total
Industrial Packaging
Containerboard	13,616	52	26	—	—	13,694
Printing Papers
Uncoated Freesheet	2,550	1,122	1,065	—	266	5,003
Bristols	200	—	—	—	—	200
Uncoated Papers and Bristols	2,750	1,122	1,065	—	266	5,203
Dried Pulp	1,190	331	165	—	—	1,686
Newsprint	—	122	—	—	—	122
Total Printing Papers	3,940	1,575	1,230	—	266	7,011
Consumer Packaging
Coated Paperboard	1,699	365	—	1,027	—	3,091

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	327
We have harvesting rights in:
Russia	896
Total	1,223

A-4