Form 10-Q
period 2013-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2013-05-08
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 30, 2013 was 444,847,829.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net Sales	$7,090	$6,655
Costs and Expenses
Cost of products sold	5,220	4,984
Selling and administrative expenses	567	513
Depreciation, amortization and cost of timber harvested	379	362
Distribution expenses	422	347
Taxes other than payroll and income taxes	49	41
Restructuring and other charges	59	34
Net (gains) losses on sales and impairments of businesses	—	(7)
Interest expense, net	164	168
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	230	213
Income tax provision (benefit)	(69)	70
Equity earnings (losses), net of taxes	(10)	44
Earnings (Loss) From Continuing Operations	289	187
Discontinued operations, net of taxes	26	5
Net Earnings (Loss)	315	192
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	4
Net Earnings (Loss) Attributable to International Paper Company	$318	$188
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.66	$0.42
Discontinued operations, net of taxes	0.06	0.01
Net earnings (loss)	$0.72	$0.43
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.65	$0.42
Discontinued operations, net of taxes	0.06	0.01
Net earnings (loss)	$0.71	$0.43
Average Shares of Common Stock Outstanding – assuming dilution	446.1	438.6
Cash Dividends Per Common Share	$0.3000	$0.2625
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$292	$183
Discontinued operations, net of taxes	26	5
Net earnings (loss)	$318	$188
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Net Earnings (Loss)	$315	$192
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	78	49
Pension and postretirement liability adjustments:
U.S. plans	—	24
Change in cumulative foreign currency translation adjustment	(9)	199
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	5	27
Reclassification adjustment for (gains) losses included in net earnings (loss)	3	4
Total Other Comprehensive Income (Loss), Net of Tax	77	303
Comprehensive Income (Loss)	392	495
Net (earnings) loss attributable to noncontrolling interests	3	(4)
Other comprehensive (income) loss attributable to noncontrolling interests	1	—
Comprehensive Income (Loss) Attributable to International Paper Company	$396	$491
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$934	$1,302
Accounts and notes receivable, net	3,869	3,562
Inventories	2,793	2,730
Deferred income tax assets	340	323
Assets of businesses held for sale	775	759
Other current assets	270	229
Total Current Assets	8,981	8,905
Plants, Properties and Equipment, net	14,141	13,949
Forestlands	631	622
Investments	810	887
Financial Assets of Special Purpose Entities (Note 13)	2,113	2,108
Goodwill	4,527	4,315
Deferred Charges and Other Assets	1,495	1,367
Total Assets	$32,698	$32,153
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$727	$444
Accounts payable	2,902	2,775
Accrued payroll and benefits	428	508
Liabilities of businesses held for sale	43	44
Other accrued liabilities	1,157	1,227
Total Current Liabilities	5,257	4,998
Long-Term Debt	9,495	9,696
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,038	2,036
Deferred Income Taxes	3,105	3,026
Pension Benefit Obligation	4,117	4,112
Postretirement and Postemployment Benefit Obligation	463	473
Other Liabilities	1,089	1,176
Equity
Common stock, $1 par value, 2013 – 444.7 shares and 2012 – 439.9 shares	445	440
Paid-in capital	6,283	6,042
Retained earnings	3,844	3,662
Accumulated other comprehensive loss	(3,762)	(3,840)
	6,810	6,304
Less: Common stock held in treasury, at cost, 2013 – 0.711 shares and 2012 – 0.013 shares	32	—
Total Shareholders’ Equity	6,778	6,304
Noncontrolling interests	356	332
Total Equity	7,134	6,636
Total Liabilities and Equity	$32,698	$32,153
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net earnings (loss)	$315	$192
Discontinued operations, net of taxes	(26)	(5)
Earnings (loss) from continuing operations, including portion attributable to noncontrolling interest	289	187
Depreciation, amortization and cost of timber harvested	379	362
Deferred income tax provision, net	4	81
Restructuring and other charges	59	34
Net (gains) losses on sales and impairments of businesses	—	(7)
Equity (earnings) losses, net	10	(44)
Periodic pension expense, net	140	83
Other, net	(84)	3
Changes in current assets and liabilities
Accounts and notes receivable	(222)	113
Inventories	(47)	39
Accounts payable and accrued liabilities	16	(253)
Interest payable	24	68
Other	(52)	(33)
Cash Provided By (Used For) Operations – Continuing Operations	516	633
Cash Provided By (Used For) Operations – Discontinued Operations	15	(52)
Cash Provided By (Used For) Operations	531	581
Investment Activities
Invested in capital projects	(216)	(285)
Acquisitions, net of cash acquired	(505)	(3,734)
Proceeds from divestitures	—	5
Other	(67)	(91)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(788)	(4,105)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	(2)	(49)
Cash Provided By (Used For) Investment Activities	(790)	(4,154)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(51)	(35)
Issuance of common stock	191	21
Issuance of debt	166	1,594
Reduction of debt	(79)	(516)
Change in book overdrafts	(43)	(75)
Dividends paid	(132)	(115)
Redemption of securities	(150)	—
Other	(8)	(26)
Cash Provided By (Used For) Financing Activities	(106)	848
Effect of Exchange Rate Changes on Cash	(3)	19
Change in Cash and Temporary Investments	(368)	(2,706)
Cash and Temporary Investments
Beginning of period	1,302	3,994
End of period	$934	$1,288
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 which have previously been filed with the Securities and Exchange Commission.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Disclosures About Offsetting Assets and Liabilities

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities", which amends ASC 210, "Balance Sheet". This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. This guidance was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and was required be applied retrospectively. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
Intangibles – Goodwill and Other
In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends ASC 350, "Intangibles - Goodwill and Other." this ASU gives an entity the option to first assess qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This amendment was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of this guidance did not have a material effect on the Company's consolidated financial statements.
Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted the provisions of this guidance in the first quarter of 2013.

NOTE 3 - EQUITY
A summary of the changes in equity for the three-month periods ended March 31, 2013 and 2012 is provided below:

	Three Months Ended March 31,
	2013			2012
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,304	$332	$6,636	$6,645	$340	$6,985
Issuance of stock for various plans, net	265	—	265	80	—	80
Repurchase of stock	(51)	—	(51)	(35)	—	(35)
Common stock dividends ($0.3000 per share in 2013 and $0.2625 per share in 2012)	(136)	—	(136)	(120)	—	(120)
Dividends paid to noncontrolling interests by subsidiary	—	(1)	(1)	—	(2)	(2)
Noncontrolling interests of acquired entities	—	29	29	—	92	92
Acquisition of noncontrolling interests	—	—	—	—	(2)	(2)
Comprehensive income (loss)	396	(4)	392	491	4	495
Ending Balance, March 31	$6,778	$356	$7,134	$7,061	$432	$7,493

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)

The following table presents changes in AOCI for the three-month period ended March 31, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	—	(26)	5	(21)
Amounts reclassified from accumulated other comprehensive income	78	17	3	98
Net Current Period Other Comprehensive Income	78	(9)	8	77
Balance as of March 31, 2013	$(3,518)	$(255)	$10	$(3,763)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended March 31, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2012	$(2,852)	$(117)	$(36)	$(3,005)
Other comprehensive income (loss) before reclassifications	24	234	27	285
Amounts reclassified from accumulated other comprehensive income	49	(35)	4	18
Net Current Period Other Comprehensive Income	73	199	31	303
Balance as of March 31, 2012	$(2,779)	$82	$(5)	$(2,702)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month period ended March 31, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI into Income
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(2)	(b)	Cost of products sold
Actuarial gains/(losses)	(125)	(b)	Cost of products sold
Total pre-tax amount	(127)
Tax (expense)/benefit	49
Net of tax	$(78)

Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	$(17)		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—
Net of tax	$(17)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(5)	(c)	Cost of products sold
Total pre-tax amount	(5)
Tax (expense)/benefit	2
Net of tax	(3)

Total reclassifications for the period	$(98)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the three-month period ended March 31, 2012:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI into Income
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(1)	(b)	Cost of products sold
Actuarial gains/(losses)	(79)	(b)	Cost of products sold
Total pre-tax amount	(80)
Tax (expense)/benefit	31
Net of tax	$(49)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	48		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	(13)
Net of tax	35

Net gains and losses on cash flow hedging derivatives:
Natural gas contracts	(7)	(c)	Cost of products sold
Total pre-tax amount	(7)
Tax (expense)/benefit	3
Net of tax	(4)

Total reclassifications for the period	$(18)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

NOTE 5 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
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

	Three Months Ended March 31,
In millions, except per share amounts	2013	2012
Earnings (loss) from continuing operations	$292	$183
Effect of dilutive securities (a)	—	—
Earnings (loss) from continuing operations – assuming dilution	$292	$183
Average common shares outstanding	441.5	434.1
Effect of dilutive securities (a)
Restricted stock performance share plan	4.3	4.5
Stock options (b)	0.3	—
Average common shares outstanding – assuming dilution	446.1	438.6
Basic earnings (loss) from continuing operations per common share	$0.66	$0.42
Diluted earnings (loss) from continuing operations per common share	$0.65	$0.42

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 0.0 million shares and 12.9 million shares for the three months ended March 31, 2013 and 2012, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2013: During the three months ended March 31, 2013, restructuring and other charges totaling $59 million before taxes ($36 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$6	$4
xpedx restructuring	7	4
Augusta paper machine shutdown	44	27
Other	2	1
Total	$59	$36

2012: During the three months ended March 31, 2012, restructuring and other charges totaling $34 million before taxes ($23 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$16	$10
xpedx restructuring	19	14
Other	(1)	(1)
Total	$34	$23

NOTE 7 - ACQUISITIONS AND JOINT VENTURES
Acquisitions
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. (now called Olmuksan International Paper or Olmuksan), for a purchase price of $56 million. The acquired shares represent 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013. Also as a result of International Paper taking majority control of the entity, Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning with the effective date International Paper obtained majority control of the entity on January 1, 2013.
In addition, the cumulative translation adjustment balance relating to the previously held equity interest was released and resulted in a $17 million loss. The preliminary purchase price allocation also reflects a gain of $19 million related to a bargain purchase price adjustment. Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily relate to the amounts allocated to Plants, properties and equipment, Deferred taxes and contingent liabilities (which are reported in Accounts payable and accrued liabilities), as work is still ongoing to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amounts disclosed may change materially as the purchase price allocation is refined. The purchase price allocation is expected to be finalized in the third quarter of 2013.
The $17 million loss on the cumulative translation adjustment write off and the $19 million bargain purchase gain were recorded in the 2013 first-quarter earnings.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of January1, 2013.

In millions
Cash and temporary investments	$5
Accounts and notes receivable	72
Inventory	31
Other current assets	2
Plants, properties and equipment	89
Investments	11
Total assets acquired	210
Notes payable and current maturities of long-term debt	17
Accounts payable and accrued liabilities	26
Deferred income tax liability	2
Postretirement and postemployment benefit obligation	6
Total liabilities assumed	51
Noncontrolling interest	18
Net assets acquired	$141
Pro forma information related to the acquisition of Olmuksan has not been included as it does not have a material effect on the Company's consolidated results of operations.
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 8 for further details of these divestitures.
Temple-Inland's results of operations are included in the consolidated financial statements from the date of acquisition on February 13, 2012.

The following summarizes the allocation of the purchase price to the fair value of assets and liabilities acquired as of February 13, 2012, which was finalized in the fourth quarter of 2012.

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
Additionally, Selling and administrative expenses for the three months ended March 31, 2013 and March 31, 2012 included $12 million ($8 million after taxes) and $43 million ($33 million after taxes), respectively, in charges for integration costs associated with the acquisition.
The following unaudited pro forma information for the three months ended March 31, 2012 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred as of January 1, 2012. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2012, nor is it necessarily indicative of future results.

In millions, except per share amounts	Three Months Ended March 31, 2012
Net sales	$6,947
Earnings (loss) from continuing operations (a)	230
Net earnings (loss) (a)	226
Diluted earnings (loss) from continuing operations per common share (a)	0.52
Diluted net earnings (loss) per common share (a)	0.52

(a) Attributable to International Paper Company common shareholders.

Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Embalagens e papel S.A. (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in Orsa IP is approximately $470 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily related to the amounts allocated to Plants, properties and equipment and Deferred taxes, as work is still ongoing to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amount disclosed may change materially as the purchase price allocation is refined. The purchase price allocation is expected to be finalized during the fourth quarter of 2013.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of January 14, 2013.

In millions
Cash and temporary investments	$16
Accounts and notes receivable, net	5
Inventory	27
Plants, properties and equipment	321
Goodwill	210
Other intangible assets	125
Other long-term assets	3
Total assets acquired	707
Accounts payable and accrued liabilities	10
Deferred income tax liability	72
Total liabilities assumed	82
Noncontrolling interest	155
Net assets acquired	$470
The identifiable intangible assets acquired in connection with the Orsa IP acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer relationships	$97	12 years
Trademark	4	6 years
Wood supply agreements	24	25 years
Total	$125
Pro forma information related to the acquisition of Orsa IP has not been included as it does not have a material effect on the Company's consolidated results of operations.

Due to the complex organizational structure of Orsa IP's operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Orsa IP's operating results on a one-month lag basis.
NOTE 8 - BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS
Discontinued Operations
2013: On February 13, 2013, the Company entered into an agreement to sell Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash. Accordingly, the Del-Tin assets will be excluded from the sale to Georgia-Pacific and the purchase price under our sale agreement with Georgia-Pacific will be adjusted to $710 million. The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $775 million and $759 million at March 31, 2013 and December 31, 2012, respectively, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012. Included in these amounts are $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $43 million and $44 million at March 31, 2013 and December 31, 2012, respectively, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012.
2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre- and post-closing purchase price adjustments. The assets to be sold include 16 manufacturing facilities.
Other Divestitures and Impairments
2012: During the three months ended March 31, 2012, the Company recorded a pre-tax gain of 7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. The sale of the Shorewood non-U.S. business was completed in January 2012. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.
As referenced in Note 7, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Temporary Investments

In millions	March 31, 2013	December 31, 2012
Temporary investments	$528	$934

Accounts and Notes Receivable

In millions	March 31, 2013	December 31, 2012
Accounts and notes receivable, net:
Trade	$3,577	$3,316
Other	292	246
Total	$3,869	$3,562
Inventories

In millions	March 31, 2013	December 31, 2012
Raw materials	$350	$360
Finished pulp, paper and packaging	1,789	1,728
Operating supplies	587	588
Other	67	54
Total	$2,793	$2,730
Depreciation Expense

	Three Months Ended March 31,
In millions	2013	2012
Depreciation expense	$356	$345
Valuation Accounts
Certain valuation accounts were as follows:

In millions	March 31, 2013	December 31, 2012
Accumulated depreciation	$19,208	$18,934
Allowance for doubtful accounts	107	119
There was no material activity related to asset retirement obligations during either of the three months ended March 31, 2013 or 2012.
Interest
Cash payments related to interest were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Interest payments	$147	$92
Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Interest expense (a)	$177	$183
Interest income (a)	13	15
Capitalized interest costs	4	6

(a)
Interest expense and interest income exclude approximately $13 million and $8 million for the three months ended March 31, 2013 and 2012, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense
The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Service cost	$—	$1
Interest cost	4	5
Actuarial loss	3	2
Amortization of prior service credit	(6)	(7)
Net postretirement benefit expense	$1	$1
NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2013:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2013
Goodwill	$3,165		$2,396		$1,783	$400	$7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
	3,165		631		119	400	4,315
Reclassifications and other (b)	3		4		1	—	8
Additions/reductions	210	(c)	(6)	(d)	—	—	204
Balance as of March 31, 2013
Goodwill	3,378		2,394		1,784	400	7,956
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
Total	$3,378		$629		$120	$400	$4,527

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Primarily represents Orsa IP, the newly formed joint venture in Brazil.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	March 31, 2013		December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$745	$121	$644	$112
Non-compete agreements	84	32	83	30
Tradenames, patents and trademarks	165	17	144	16
Land and water rights	72	6	87	6
Fuel and power agreements	25	20	17	12
Software	23	19	22	19
Other	102	19	83	19
Total	$1,216	$234	$1,080	$214

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2013	2012
Amortization expense related to intangible assets	$17	$8
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Three Months Ended March 31,
In millions	2013	2012
Income tax payments, net	$90	$5
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2013:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2012	$(972)	$(104)
Activity for three months ended March 31, 2013	99	20
Balance at March 31, 2013	$(873)	$(84)

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $750 million during the next 12 months and approximately $680 million of this reduction will positively impact the effective rate.
Included in the Company’s income tax provisions for the three months ended March 31, 2013 and 2012, are $116 million and $25 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Special items and other charges:
Restructuring and other charges	$(27)	$(28)
Tax-related adjustments:
Temple-Inland acquisition	—	3
IRS audit settlement	(91)	—
Other	2	—
Income tax provision (benefit) related to special items	$(116)	$(25)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $90 million in the aggregate.
Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $47 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $46 million at March 31, 2013. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Kalamazoo River: The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the river, including a paper mill formerly owned by St. Regis Paper Co. (St. Regis). The Company is a successor in interest to St. Regis. International Paper has not received any orders from the EPA with respect to the site and is in the process of collecting information from the EPA and other parties relative to the Kalamazoo River Superfund Site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.
Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the Kalamazoo River Superfund Site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013, although there has not yet been any decision regarding the Company's liability. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto River Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day. The case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by what are now 659 plaintiffs seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Bogalusa: In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states have each given notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. To date, we have settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Department of Wildlife and Fisheries (LDWF). In September 2012, the settlement with the LDWF for restitution damages related to the Bogalusa Incident was vacated by a state district court. However, on January 15, 2013, the state Court of Appeals reversed the trial court's decision, upheld the validity of the LDWF settlement and dismissed the underlying lawsuit. On February 14, 2013, the plaintiff appealed the Court of Appeals' decision to the Louisiana Supreme Court and on April 19, 2013, the Supreme Court denied the appeal. The LDEQ has not yet levied a civil enforcement penalty. Such a penalty is expected, however, and is likely to exceed $1 million, but is not expected to be material. A plea agreement has been reached with the U.S. Attorney's Office in New Orleans as a result of a federal criminal investigation into the Bogalusa Incident. Pursuant to the plea agreement, on February 6, 2013, Temple-Inland subsidiary, TIN Inc., pleaded guilty in U.S. District Court to a misdemeanor violation of the Clean Water Act and a misdemeanor violation of the National Wildlife Refuge statute. The plea agreement which remains subject to court approval, provides for a financial penalty, which is not material, and a two-year corporate probation period for TIN Inc. The Bogalusa Mill also expects LDEQ to levy a civil penalty in an amount greater than $100,000, but not material, arising from an LDEQ environmental multi-media audit in 2011 and from air permit deviations self-disclosed by the mill in 2012.
Temple-Inland (or its affiliates) is a defendant in 28 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. Preliminary approval for the proposed class action settlement was granted in December 2012. The deadline for opt-outs and objections to the proposed class action settlement was April 29, 2013. We do not have notice of any objections or opt-outs at this time. In the interim, all civil litigation arising out of the August 2011 discharge has been stayed. We do not believe that a material loss is probable in this litigation.
Legal Proceedings
Antitrust: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in August 2005 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period August 2005 to the present. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The Company disputes the allegations made and intends to vigorously defend each action. However, because the Kleen Products case is in the discovery phase and the Tennessee action is in the preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss.
In late December 2012, purchasers of gypsum board filed purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers in three separate actions. Two of the actions were filed in the U.S. District Court for the Eastern District of Pennsylvania (E.D. PA) and one in the U.S. District Court for the Northern District of Illinois (N.D. IL). The case in the N.D. IL was voluntarily dismissed in December. Since that time, 26 additional actions were collectively filed between the E.D. PA and the N.D. IL and the U.S. District Court for the Western District of North Carolina (W.D. NC), on behalf of direct and indirect purchasers. The complaints are similar and allege that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limit order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant and the conspiracy is alleged to have commenced on or before either September 2011 or January 2008. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to E.D. PA for coordinated and consolidated pretrial proceedings. The Company disputes the allegations made and intends to vigorously defend the consolidated action. Because the cases are now being consolidated and are in preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss. However, we do not believe that any loss is probable.

Guaranty Bank: As we have previously disclosed, Temple-Inland was named as a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidation trustee for Guaranty Financial Group, Inc., Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleged, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserted various claims related to the failure. In October 2012, the Company entered into a settlement with the liquidation trustee and the Federal Deposit Insurance Corporation (FDIC) to resolve this litigation. The settlement, which has been approved by the bankruptcy court, resolved all claims related to the spin-off and subsequent failure of Guaranty Bank that have been or could be asserted by the trustee or the FDIC, in its capacity as Receiver of Guaranty Bank, against Temple-Inland and its affiliates or any of its former officers, directors or employees. In exchange for this full release from liability, Temple-Inland agreed to release certain bankruptcy-related claims it and other defendants asserted in the Guaranty Financial Group bankruptcy, and to make $80 million in payments ($38 million to the trustee and $42 million to the FDIC) (the Settlement Amount), a portion of which will be tax deductible. In December 2012, the settlement was closed and the Settlement Amount was paid and releases were exchanged. The Company expects to recover a significant portion of the Settlement Amount, plus defense costs incurred, from insurers.
Temple-Inland is also a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland and certain individual defendants misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. Temple-Inland distributed the stock of Guaranty Financial Group to its shareholders on December 28, 2007, after which Guaranty Financial Group was an independent, publicly held company. The action is pled as a securities claim on behalf of persons who acquired Guaranty Financial Group stock during the putative class period. Although focused chiefly on statements made by Guaranty Financial Group to its shareholders after it was an independent, publicly held company, the action repeats many of the same allegations of fact made in the Tepper litigation. On June 20, 2012, all defendants in the lawsuit filed motions to dismiss the amended complaint.
On March 28, 2013, the district granted Temple-Inland's and the individual defendants' motions to dismiss without prejudice. The plaintiff must first seek the court's leave prior to filing any amended complaint against the Company. The Company believes the claims made against Temple-Inland in the North Port lawsuit are without merit, and we intend to defend them vigorously.
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
Tax: The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $32 million.
General: The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, labor and employment, contracts, sales of property, personal injury, property damage and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.
NOTE 13 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES
Variable Interest Entities
In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their August 2016 maturity, are supported by irrevocable letters of credit obtained by the buyers of the forestlands.
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the three months ended March 31, 2013 and the year ended December 31, 2012.

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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at March 31, 2013 and December 31, 2012. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $85 million and $79 million at March 31, 2013 and December 31, 2012, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $79 million is included in Notes payable and current maturities of long-term debt at March 31, 2013 and December 31, 2012.
On October 7, 2011, Moody’s Investor Services reduced its credit rating of senior unsecured long-term debt of the Royal Bank of Scotland Group Plc, which issued letters of credit that support $1.6 billion of Timber Notes, below the specified threshold. On November 22, 2011, letters of credit worth $707 million were replaced by another qualifying institution. The Company and the third party managing member agreed to extend the 60 day deadline, and then, on February 10, 2012, letters of credit worth $135 million were replaced by another qualifying institution. Fees of $5 million were incurred in connection with these replacements. The Company and the third party managing member instituted a replacement waiver for the remaining $797 million, and then on July 25, 2012, these letters of credit were successfully replaced by another qualifying institution. In the event the credit rating of the letter of credit bank is downgraded below a specified threshold, the new bank is required to provide credit support for its obligation. Fees of $5 million were incurred in connection with this replacement.
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
Activity between the Company and the Entities was as follows:

	Three Months Ended March 31,
In millions	2013	2012
Revenue (a)	$13	$8
Expense (a)	22	20
Cash receipts (b)	19	15
Cash payments (c)	45	40

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
International Paper also held a variable interest in financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $500 million to the entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $500 million of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the three months ended March 31, 2013 and the year ended December 31, 2012.
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
During the three months ended March 31, 2012, approximately $111 million of the 2002 Monetized Notes matured. Cash receipts upon maturity were used to pay the associated debt obligations. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.
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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As a result of this analysis, Financial assets of special purpose entities decreased by $292 million and Goodwill increased by the same amount. As of March 31, 2013, the fair value of the notes was $2.22 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As a result of this analysis, Nonrecourse financial liabilities of special purpose entities decreased by $110 million and Goodwill decreased by the same amount. As of March 31, 2013, the fair value of this debt was $2.13 billion.
On January 23, 2012, Standard and Poor's reduced its credit rating of senior unsecured long-term debt of Société Générale SA, which issued letters of credit that support $506 million of the 2007 Monetized Notes, below the specific threshold. These letters of credit were successfully replaced by another qualifying institution. Fees of $2 million were incurred in connection with this replacement.

Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended March 31,
In millions	2013	2012
Revenue (a)	$7	$2
Expense (b)	8	4
Cash receipts (c)	2	3
Cash payments (d)	6	5

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes $5 million of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $2 million of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of March 31, 2013, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. As a result, Noncontrolling interests decreased by $150 million in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million for each of the three months ended March 31, 2013 and 2012. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Early debt reductions (a)	$26	$30
Pre-tax early debt extinguishment costs (b)	6	16

(a)
Reductions related to notes with interest rates ranging from 6.38% to 7.95% with original maturities from 2014 to 2018 for the three months ended March 31, 2013 and 7.82% to 7.95% with original maturities from 2012 to 2018 for the three months ended March 31, 2012.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.
During the first quarter of 2013, International Paper borrowed $260 million under a receivable securitization facility at a rate of 0.95% payable monthly. As of March 31, 2013, $200 million of these borrowings have been repaid.
In February 2012, International Paper borrowed $1.2 billion under a term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and entered into a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. During 2012, International Paper fully repaid the $1.2 billion term loan.
At March 31, 2013, the fair value of International Paper’s $10.2 billion of debt was approximately $12.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2013	December 31, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	610	—
British pounds / Brazilian real – Forward	8	13
European euro / Brazilian real – Forward	8	13
European euro / Polish zloty – Forward	158	149
U.S. dollar / Brazilian real – Forward	453	238
U.S. dollar / Brazilian real – Zero-cost collar	18	18
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	—	150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	140	140
Thai baht / U.S. dollar	261	261
U.S. dollar / British pounds	55	—
U.S. dollar / European euro	25	—
U.S. dollar / Turkish lira	—	56
Interest rate contracts (in USD)	—	150	(c)

(a)	These contracts had maturities of three years or less as of March 31, 2013.

(b)	These contracts had maturities of one year or less as of March 31, 2013.

(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.
The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2013	2012
Foreign exchange contracts	$5	$28
Natural gas contracts	—	(1)
Total	$5	$27
During the next 12 months, the amount of the March 31, 2013 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $3 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,
In millions	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(3)	$—	Cost of products sold
Natural gas contracts	—	(4)	Cost of products sold
Total	$(3)	$(4)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended March 31,
In millions	2013	2012
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$1	$(1)	Cost of products sold
Embedded Derivatives	(1)	(1)	Interest expense, net
Foreign exchange contracts	(4)	(4)	Cost of products sold
Interest rate contracts	6	5	Interest expense, net
Total	$2	$(1)

 Fair Value Measurements
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$12	(a)	$7	(b)	$16	(d)	$21	(f)
Total derivatives designated as hedging instruments	$12		$7		$16		$21
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$—		$1	(e)
Embedded derivatives	—		1	(c)	—		—
Foreign exchange contracts	—		1	(c)	4	(e)	—
Interest rate contracts	—		—		—		1	(e)
Total derivatives not designated as hedging instruments	$—		$2		$4		$2
Total derivatives	$12		$9		$20		$23

(a)	Includes $5 million recorded in Other current assets and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $3 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other current assets in the accompanying consolidated balance sheet.

(d)	Includes $11 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(f)	Includes $20 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

The above contracts are subject to enforceable master netting arrangements that provide rights of setoff with each counterparty when amounts are payable on the same date in the same currency or in the case of certain specified defaults. Management has made an accounting policy election to not offset the fair value of recognized derivative assets and derivative liabilities in the consolidated balance sheet. The amounts owed to the counterparties and owed to the Company are considered immaterial with respect to each counterparty and in the aggregate with all counterparties.

Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by industry standard netting agreements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $12 million and $18 million as of March 31, 2013 and December 31, 2012, respectively. The Company was not required to post any collateral as of March 31, 2013 or December 31, 2012. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
NOTE 16 - RETIREMENT PLANS
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
The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2013	2012
Service cost	$48	$38
Interest cost	144	145
Expected return on plan assets	(182)	(184)
Actuarial loss	122	76
Amortization of prior service cost	8	8
Net periodic pension expense	$140	$83
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company expects that a cash contribution of $30 million will be required in 2013. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make such a contribution in 2013. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2013.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of March 31, 2013, 17.5 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Total stock-based compensation expense (selling and administrative)	$40	$31
Income tax benefits related to stock-based compensation	59	40
At March 31, 2013, $189 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.

Performance Share Plan
Under the Performance Share Plan (PSP), awards are granted by the Committee to approximately 1,300 employees. Awards are earned based on the Company’s performance achievement in relative return on investment (ROI) and total shareholder return (TSR) compared to peer groups. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, the risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term was estimated based on the vesting period of the awards, the risk-free rate was based on the yield on U.S. Treasury securities matching the vesting period and the volatility was based on the Company’s historical volatility over the expected term.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Three Months Ended
	March 31, 2013	March 31, 2012
Expected volatility	25.25% - 62.58%	36.67% - 55.33%
Risk-free interest rate	0.20% - 0.99%	0.12% - 0.46%
The following summarizes the activity for PSP for the three months ended March 31, 2013:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	8,660,855	$28.37
Granted	3,148,445	40.76
Shares Issued (a)	(2,982,220)	32.65
Forfeited	(113,651)	33.55
Outstanding at March 31, 2013	8,713,429	$31.32

(a)	Includes 76,002 units held for payout at the end of the performance period.

Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees.

A summary of option activity under the plan as of March 31, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	9,136,060	$38.79
Granted	—	—
Exercised	(4,811,785)	38.28
Expired	(26,825)	38.27
Outstanding at March 31, 2013	4,297,450	$39.36	1.12	$15,244
All options were fully vested and exercisable as of March 31, 2013.
Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2013:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	151,549	$30.49
Granted	36,000	42.16
Shares Issued	(41,691)	33.87
Forfeited	(2,500)	25.24
Outstanding at March 31, 2013	143,358	$32.53
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.
Sales by industry segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Industrial Packaging	$3,560	$3,115
Printing Papers	1,540	1,560
Consumer Packaging	830	810
Distribution	1,385	1,475
Corporate and Intersegment Sales	(225)	(305)
Net Sales	$7,090	$6,655

Operating profit by industry segment for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
In millions	2013		2012
Industrial Packaging	$355	(a)	$215	(e)
Printing Papers	149		146	(f)
Consumer Packaging	7	(b)	103	(g)
Distribution	(5)	(c)	(2)	(h)
Operating Profit	506		462
Interest expense, net	(164)	(d)	(168)
Noncontrolling interests/equity earnings adjustment (i)	—		4
Corporate items, net	(22)		(32)
Restructuring and other charges	(6)		(16)
Non-operating pension expense	(84)		(37)
Earnings (loss) from continuing operations before income taxes and equity earnings	$230		$213
Equity earnings (loss), net of taxes – Ilim	$(11)		$40

(a) Includes charges of $12 million for integration costs associated with the acquisition of Temple-Inland and charges of $2 million for other items.
(b) Includes charges of $44 million for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.
(c) Includes charges of $7 million for costs associated with the restructuring of the Company's xpedx operations.
(d) Includes a gain of $6 million for interest related to the settlement of an IRS tax audit.
(e) Includes charges of $43 million for integration costs associated with the Temple-Inland acquisition and a charge of $20 million related to the write-up of the Temple-Inland inventory to fair value.
(f) Includes a gain of $1 million related to the acquisition of a majority interest in Andhra Pradesh Paper Mills Limited.
(g) Includes a net gain of $7 million for adjustments related to the sale of the Shorewood business.
(h) Includes charges of $21 million for costs associated with the restructuring of the Company’s xpedx operations.
(i) Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

NOTE 19 - SUBSEQUENT EVENT

On April 22, 2013, International Paper announced that it was in talks with Unisource regarding a proposed business combination of xpedx, International Paper's distribution business, and Unisource. Both xpedx and Unisource are business-to-business distributors of printing, packaging and facility supplies. The discussions were initiated when Unisource approached International Paper about a possible merger, and on April 19, 2013, the parties entered into a non-binding letter of intent to explore a possible transaction. The parties have agreed to negotiate exclusively with each other for a period of time until a definitive agreement can be reached or the parties terminate the letter of intent.

The letter of intent outlines a "Reverse Morris Trust" transaction in which International Paper would contribute the assets of xpedx to a newly-formed corporation, and receive a cash dividend financed with debt in the new corporation's capital structure. This new corporation would be spun off to International Paper shareholders and immediately thereafter merged with Unisource in a transaction intended to be tax-free to International Paper and its shareholders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY
International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.65 in the first quarter of 2013, compared with 2012 fourth quarter earnings of $0.69 and 2012 first quarter earnings of $0.63. Diluted earnings per share attributable to International Paper common shareholders were $0.71 in the first quarter of 2013, compared with $0.53 in the fourth quarter of 2012 and $0.43 in the first quarter of 2012.

We delivered solid results in the first quarter of 2013, particularly in our Industrial Packaging business, despite seasonally slow demand across our global operations, higher input costs and an unfavorable foreign currency swing impacting Ilim. Within our North American Industrial Packaging business, we realized a benefit of $55 per ton associated with the containerboard price increase announced in September 2012 and exceeded our stretch target run-rate of $400 million in Temple-Inland synergies. Input costs were higher during the first quarter, primarily associated with recycled fiber, but were largely offset by lower maintenance outage costs. On the strategic project front, we completed the formation of a joint venture containing Grupo Orsa's industrial packaging assets, including three mills and four box plants, in which we hold a 75% interest. Additionally, we acquired a majority shareholder position of the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. The first quarter results also reflect the benefit of approximately $35 million related to the enactment of The American Taxpayer Relief Act of 2012.

Volumes during the 2013 first quarter were lower compared to the 2012 fourth quarter reflecting normal lower seasonal demand. Prices averaged higher than the previous quarter primarily due to price increases in our North American Industrial Packaging business. The quarter also reflects the favorable results associated with improved mill operations largely offset by other costs and one-time items. During the first quarter, we were successful in our execution of the start-up of the Mogi Guacu biomass boiler and began to generate the energy cost savings expected from this project. Earnings for our xpedx distribution business were lower during the first quarter as a result of seasonally lower volumes and competitive market conditions which impacted margins. Finally, the quarter was unfavorably impacted by a decrease in equity earnings from our Ilim joint venture in Russia, mainly due to unfavorable foreign currency movements related to Ilim's US dollar denominated debt.

Looking ahead to the second quarter, volumes should be seasonally stronger in our North American packaging businesses and in our Brazilian papers business. Volumes in our European packaging and paper businesses are expected to be stable given the continued weakness of Western European economies while Asian volumes are expected to remain flat in a market facing continued macro-economic uncertainty and excess capacity. We expect on-going price realizations associated with the September 2012 containerboard price increase as well as partial realization of the April 2013 containerboard price increase. Higher prices on containerboard purchases mandated by DOJ rulings will offset some of the benefits related to the recent price increases. The Brazil paper business should benefit from improved mix associated with increased domestic sales. Input costs should be stable except for wood costs in Russia and recycled fiber in North America. Planned maintenance outage costs will be higher with the second quarter being the peak quarter in terms of cost. For our Ilim joint venture, the positive impact we expect from the non-repeating first quarter unfavorable currency adjustment will be more than offset by increased project ramp-up costs. Finally, we expect a normalized tax rate during the second quarter in the absence of the significant tax benefits recognized during the first quarter.

Operating Earnings is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most direct comparable GAAP measure. The Company calculates Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, non-operating pension expense, and discontinued operations. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations. The following are reconciliations of Operating Earnings per share attributable to International Paper Company common shareholders to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	Three Months Ended March 31,		Three Months Ended December 31,
	2013	2012	2012
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.65	$0.63	$0.69
Non-operating pension	(0.11)	(0.06)	(0.07)
Restructuring and other charges	(0.10)	(0.16)	(0.08)
Net gains (losses) on sales and impairments of businesses	—	0.01	0.01
Interest income	0.01	—	—
Income tax adjustments	0.20	—	(0.04)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.65	0.42	0.51
Discontinued operations	0.06	0.01	0.02
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.71	$0.43	$0.53
RESULTS OF OPERATIONS
For the first quarter of 2013, International Paper Company reported net sales of $7.1 billion, compared with $7.1 billion in the fourth quarter of 2012 and $6.7 billion in the first quarter of 2012. The results of operations of Temple-Inland are included since the acquisition in February 2012.
Net earnings attributable to International Paper totaled $318 million, or $0.71 per share, in the 2013 first quarter. This compared with $188 million, or $0.43 per share, in the first quarter of 2012 and $235 million, or $0.53 per share, in the fourth quarter of 2012.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$183
$105
($22)
($31)
$1
($15)
($10)
$3
($51)
($1)
$41
($26)
$115
$292
First Quarter 2012
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Temple-Inland Impact
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
First Quarter 2013

Earnings from continuing operations attributable to International Paper Company were $292 million in the first quarter of 2013 compared with $183 million in the first quarter of 2012 and $225 million in the fourth quarter of 2012. Compared with the first quarter of 2012, earnings in the 2013 first quarter benefited from higher average sales price realizations ($105 million), almost flat mill outage costs ($1 million), lower tax expense ($41 million) reflecting a lower estimated tax rate and lower corporate and other costs ($3 million). These benefits were offset by lower sales volumes ($22 million), the net impact of a less favorable mix of products sold and higher operating costs ($31 million), higher raw material and freight costs ($15 million), the net impact of the divestiture of three containerboard mills in 2012, step-up depreciation recorded for Temple-Inland in the first quarter of 2013 and the earnings from an additional month of Temple-Inland results included in the 2013 first quarter ($10 million), higher interest expense ($1 million) and higher non-operating pension expense ($26 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $51 million lower in the 2013 first quarter than in the 2012 first quarter. Net special items were a gain of $51 million in the 2013 first quarter, compared with a loss of $64 million in the 2012 first quarter.
Compared with the fourth quarter of 2012, earnings benefited from higher average sales price realizations ($49 million), lower mill outage costs ($16 million), and lower tax expense ($2 million). These benefits were offset by lower sales volumes ($29 million), the net impact of a less favorable mix of products sold and higher operating costs ($15 million), higher raw material and freight costs ($17 million) and higher non-operating pension expense ($20 million). Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $19 million versus the 2012 fourth quarter. Net special items were a gain of $51 million in the 2013 first quarter, compared with a loss of $49 million in the 2012 fourth quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2013	2012	2012
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$292	$183	$225
Add back (deduct):
Income tax provision (benefit)	(69)	70	74
Equity (earnings) loss, net of taxes	10	(44)	(9)
Noncontrolling interests, net of taxes	(3)	4	(3)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	230	213	287
Interest expense, net	164	168	169
Noncontrolling interests / equity earnings included in operations	—	(4)	8
Corporate items	22	32	15
Special items:
Restructuring and other charges	6	16	11
Net losses (gains) on sales and impairments of businesses	—	—	(2)
Non-Operating Pension Expense	84	37	40
	$506	$462	$528
Industry Segment Operating Profit:
Industrial Packaging	$355	$215	$336
Printing Papers	149	146	147
Consumer Packaging	7	103	41
Distribution	(5)	(2)	4
Total Industry Segment Operating Profit	$506	$462	$528

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$462
$155
($33)
($47)
$2
($22)
($14)
($8)
$11
$506
First Quarter 2012
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
TIN Impact
Other
Special Items
First Quarter 2013

Total industry segment operating profits of $506 million in the 2013 first quarter were higher than the $462 million in the 2012 first quarter, but lower than the $528 million in the 2012 fourth quarter. Compared with the first quarter of 2012, operating profits in the current quarter benefited from higher average sales price realizations ($155 million) and almost flat mill outage costs ($2 million). These benefits were offset by lower sales volumes ($33 million), the net impact of a less favorable mix of products sold and higher operating costs ($47 million), higher raw material and freight costs ($22 million), the net impact of the divestiture of three containerboard mills in 2012, step-up depreciation recorded for Temple-Inland in the first quarter of 2013 and the earnings from an additional month of Temple-Inland results included in the 2013 first quarter ($14 million) and lower other items ($8 million). Special items were a loss of $65 million in the 2013 first quarter, compared with a loss of $76 million in the 2012 first quarter.
Compared with the fourth quarter of 2012, operating profits benefited from higher average sales price realizations ($63 million) and lower mill outage costs ($20 million). These benefits were offset by lower sales volumes ($37 million), the net impact of a less favorable product mix and higher operating costs ($18 million) and higher raw material and freight costs ($22 million). Special items were a loss of $65 million in the 2013 first quarter, compared with a loss of $37 million in the 2012 fourth quarter.
During the 2013 first quarter, International Paper took approximately 252,000 tons of downtime of which approximately 53,000 tons were market-related compared with approximately 248,000 tons of downtime, which included about 93,000 tons that were market-related, in the 2012 first quarter. In addition, the Company permanently shutdown a paper machine at our Augusta, Georgia mill which reduced capacity during the first quarter of 2013 by approximately 13,000 tons. During the 2012 fourth quarter, International Paper took approximately 285,000 tons of downtime of which approximately 86,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2013	2012
Industrial Packaging
Corrugated Packaging (b)	2,549	2,462
Containerboard (b)	858	749
Recycling	581	537
Saturated Kraft	40	38
Gypsum/Release Kraft (b)	30	21
Bleached Kraft	31	23
European Industrial Packaging (c)	339	266
Asian Box	100	98
Brazilian Packaging (d)	41	—
Industrial Packaging	4,569	4,194
Printing Papers
U.S. Uncoated Papers	630	685
European and Russian Uncoated Papers	329	311
Brazilian Uncoated Papers	264	274
Indian Uncoated Papers	60	79
Uncoated Papers	1,283	1,349
Market Pulp (e)	432	385
Consumer Packaging
North American Consumer Packaging	369	373
European Coated Paperboard	91	97
Asian Coated Paperboard	360	237
Consumer Packaging	820	707

(a) Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b) Includes Temple-Inland volumes from date of acquisition in February 2012.
(c) Includes volumes for Turkish box plants beginning in Q1 2013 when a majority ownership was acquired.

(d)	Includes volumes for Brazil Packaging from date of acquisition in mid-January 2013.
(e) Includes North American, European and Brazilian volumes and internal sales to mills.
Discontinued Operations
2013: On February 13, 2013, the Company entered into an agreement to sell Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash. Accordingly, the Del-Tin assets will be excluded from the sale to Georgia-Pacific and the purchase price under our sale agreement with Georgia-Pacific will be adjusted to $710 million. The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $775 million and $759 million at March 31, 2013 and December 31, 2012, respectively, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012. Included in these amounts are $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $43 million and $44 million at March 31, 2013 and December 31, 2012, respectively, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at March 31, 2013 and December 31, 2012.
2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre- and post-closing purchase price adjustments. The assets to be sold include 16 manufacturing facilities.

Income Taxes
An income tax benefit of $69 million was recorded for the 2013 first quarter. Excluding a tax benefit of $116 million related to the tax effects of special items and a benefit of $33 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 21% for the quarter.
The first quarter rate includes a benefit of approximately $35 million related to the enactment into law of The American Taxpayer Relief Act of 2012 on January 2, 2013 (the Act). The Act retroactively restored several expired business tax provisions including the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception.
The income tax provision was $74 million for the 2012 fourth quarter. Excluding an expense of $3 million related to the tax effects of special items and a benefit of $9 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 22% for the quarter.
An income tax provision of $70 million was recorded for the 2012 first quarter. Excluding a benefit of $28 million related to the tax effects of special items and a benefit of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2013 first quarter was $164 million compared with $169 million in the 2012 fourth quarter and $168 million in the 2012 first quarter. The net interest expense for the 2013 first quarter includes interest income of $6 million related to the settlement of a U.S. federal income tax audit.
Corporate items, net, of $22 million in the 2013 first quarter were higher than the $15 million of net expense in the 2012 fourth quarter, but lower than the $32 million of net expense in the 2012 first quarter.
Special Items
2013: During the three months ended March 31, 2013, restructuring and other charges totaling $59 million before taxes ($36 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$6	$4
xpedx restructuring	7	4
Augusta paper machine shutdown	44	27
Other	2	1
Total	$59	$36
In addition, a $6 million pre-tax benefit ($4 million after tax) was recorded during the first three months of 2013 for interest income related to the settlement of a U.S. federal income tax audit.
2012: During the three months ended March 31, 2012, restructuring and other charges totaling $34 million before taxes ($23 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2012
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$16	$10
xpedx restructuring	19	14
Other	(1)	(1)
Total	$34	$23
Net (Gains) Losses on Sales and Impairments of Businesses
2012: During the three months ended March 31, 2012, the Company recorded a pre-tax gain of 7 million ($6 million after taxes) to adjust the previously estimated loss on the sale of the Company’s Shorewood business. The sale of the Shorewood non-U.S. business was completed in January 2012. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

As referenced in Note 7 to the financial statements of this Form 10-Q , on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation.
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the first quarter of 2013.
Industrial Packaging

	2013	2012
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,560	$3,115	$3,380
Operating Profit	355	215	336
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012 and the results of the Brazil Packaging business from the date of acquisition in January 2013. In addition, due to the acquisition of a majority share of Olmuksa International Paper Sabanci Ambalaj Sanayi Ve Ticaret A.S., net sales for our corrugated packaging business in Turkey are included in the business segment totals beginning in the first quarter of 2013 and operating profits reflect a higher ownership percentage than previously. Net sales for the first quarter of 2013 were 5% higher than in the fourth quarter of 2012 and 14% higher than in the first quarter of 2012. Operating profits in the first quarter of 2013 included charges of $12 million for integration costs associated with the Temple-Inland acquisition, a charge of $1 million associated with the third-quarter 2012 divestiture of three containerboard mills, and a net charge of $1 million for costs associated with the acquisition in Turkey. Operating profits in the fourth quarter of 2012 included charges of $28 million for integration costs associated with the Temple-Inland acquisition, charges of $1 million for costs associated with the third-quarter 2012 divestiture of three containerboard mills, a charge of $2 million for costs associated with the acquisition of the additional shares of the corrugated packaging operations in Turkey and charges of $1 million for restructuring the Company's Packaging business in Europe. Operating profits in the first quarter of 2012 included a charge of $43 million for costs associated with the agreement to acquire Temple-Inland and a charge of $20 million related to the write-up of Temple-Inland inventories to fair value. Excluding these items, operating profits in the first quarter of 2013 were 0% higher than in the fourth quarter of 2012 and 33% higher than in the first quarter of 2012.
North American Industrial Packaging net sales were $3.0 billion in the first quarter of 2013 compared with $3.0 billion in the fourth quarter of 2012 and $2.7 billion in the first quarter of 2012. Operating profits were $337 million ($350 million excluding Temple-Inland integration costs, and costs associated with the 2012 divestiture of three containerboard mills) in the first quarter of 2013 compared with $309 million ($338 million excluding Temple-Inland integration costs and mill divestiture costs) in the fourth quarter of 2012 and $195 million ($258 million excluding Temple-Inland acquisition costs and inventory write-up charges) in the first quarter of 2012.
Sales volumes in the first quarter of 2013 were lower than in the fourth quarter of 2012, reflecting a seasonally slower period in the box market, partially offset by higher containerboard domestic and export shipments. Total maintenance and market-related downtime increased about 10,000 tons. Maintenance downtime increased 40,000 tons to 167,000 tons in the first quarter of 2013 while market-related downtime decreased 30,000 tons to 30,000 tons versus the fourth quarter of 2012. Average sales price realizations increased for both boxes and domestic containerboard reflecting the full realization of price increases implemented in the third quarter of 2012. Exported containerboard sales price realizations were also higher. Input costs increased, primarily for recycled fiber, but also for wood and energy. Planned maintenance downtime costs were $16 million higher in the 2013 first quarter with outages at eight mills compared with outages at six mills in the 2012 fourth quarter. Operating costs were favorable.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 decreased for boxes, but increased for domestic and exported containerboard. Average sales price realizations were higher, reflecting sales price increases for boxes and domestic containerboard that were implemented during 2012. Input costs for recycled fiber decreased, but this benefit was more than offset by higher wood and energy costs. Planned maintenance downtime costs were $2 million higher in the first quarter of 2013. The business took about 204,000 tons of total downtime in the first quarter of 2012 of which about 126,000 tons were maintenance downtime and about 78,000 were market-related.
Entering the second quarter of 2013, sales volumes are expected to be seasonally higher for boxes, while containerboard sales volumes are expected to be flat. Average sales price realizations are expected to improve reflecting the implementation of an announced containerboard price increase. Higher recycled fiber costs are expected to be offset by lower wood and energy costs. Planned maintenance downtime costs should be about $17 million higher with outages planned at seven mills.

European Industrial Packaging net sales were $320 million in the first quarter of 2013 compared with $255 million in the fourth quarter of 2012 and $270 million in the first quarter of 2012. Net sales in the first quarter of 2013 include the sales of our packaging operations in Turkey which are now fully consolidated. Operating profits were $17 million ($18 million excluding costs associated with the acquisition in Turkey) in the first quarter of 2013 compared with $26 million ($29 million excluding acquisition and restructuring costs) in the fourth quarter of 2012 and $19 million in the first quarter of 2012.
Sales volumes in the first quarter of 2013 were about even with the fourth quarter of 2012 as strong demand in the agricultural market in Morocco was offset by lower sales volumes in Europe due to weak economic conditions and a poor agricultural market in France. Average sales margins decreased reflecting our inability to recover increased containerboard costs due to market pressures on sales prices. Other input costs were slightly higher, primarily for energy. Insurance settlements of $5 million and $16 million were recorded in the first quarter of 2013 and fourth quarter of 2012, respectively, related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 were lower reflecting weak demand for industrial packaging due to the poor economic conditions in Europe, partially offset by strong demand for agricultural and industrial packaging in Morocco. Average sales margins decreased significantly due to input costs for containerboard rising ahead of box sales price increases. Input costs for energy were slightly higher.
Looking ahead to the second quarter of 2013, sales volumes are expected to be higher reflecting a seasonal increase in the fruit and vegetable packaging market. Average sales margins are expected to continue to erode as box prices remain under pressure and costs for containerboard increase further. Input costs for energy should be slightly lower.
Brazilian Industrial Packaging includes the results of Orsa International Paper Embalagens S.A., a corrugated packaging producer in which International Paper acquired a 75% share in January 2013. Net sales were $45 million in the first quarter of 2013. Operating profits were $1 million in the first quarter of 2013. Operating profits in the second quarter of 2013 which will include a full three months of operating results, are expected to be higher than in the first quarter of 2013 reflecting higher sales volumes and average sales price realizations as well as the impact of cost savings synergies.
Asian Industrial Packaging net sales for the packaging operations were $95 million in the first quarter of 2013 compared with $100 million in the fourth quarter of 2012 and $95 million in the first quarter of 2012. Operating profits for the packaging operations were a loss of $1 million in the first quarter of 2013 compared with about breakeven in both the fourth quarter and first quarter of 2012,
Net sales for the distribution operations were $75 million in the first quarter of 2013 compared with $75 million in the fourth quarter of 2012 and $60 million in the first quarter of 2012. Operating profits for the distribution operations were $1 million in the first quarter of 2013, $1 million in the fourth quarter of 2012 and $1 million in the first quarter of 2012.
Compared with the fourth quarter of 2012, sales volumes for the packaging business decreased reflecting seasonally lower market demand while average sales margins were lower reflecting an unfavorable sales mix. Operating profits in the second quarter of 2013 are expected to remain flat from the first quarter of 2013 despite seasonally higher sales volumes and continuing improvement in operations.

Printing Papers

	2013	2012
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,540	$1,560	$1,580
Operating Profit	149	146	147
Printing Papers net sales for the first quarter of 2013 were 3% lower than in the fourth quarter of 2012 and 1% lower than in the first quarter of 2012. Operating profits included a $1 million gain in the first quarter of 2012 associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited. Excluding this item, operating profits in the first quarter of 2013 were 1% higher than in the fourth quarter of 2012 and 3% higher than in the first quarter of 2012.
North American Printing Papers net sales were $645 million in the first quarter of 2013 compared with $650 million in the fourth quarter of 2012 and $700 million in the first quarter of 2012. Operating profits were $63 million in the first quarter of 2013, $52 million in the fourth quarter of 2012 and $100 million in the first quarter of 2012.
Sales volumes in the first quarter of 2013 increased slightly from the fourth quarter of 2012 but market demand remained soft as expected. Average domestic sales price realizations declined slightly, while sales prices to export markets were stable. Input costs were higher for wood, energy and chemicals. Planned maintenance downtime costs were $22 million lower with an outage at the Georgetown mill in the first quarter of 2013 compared with outages at the Eastover and Courtland mills in the fourth quarter of 2012. Operating costs were seasonally higher.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 were lower due to fewer shipping days and higher inventory levels at the beginning of 2012. Average sales price realizations were lower in the domestic market, but improved in export markets. Input costs were higher for wood, chemicals and energy. Planned maintenance downtime costs were $2 million lower than in the first quarter of 2012. Operating costs in the 2013 first quarter were higher due to lower performance versus the first quarter of 2012 and inflation.
Entering the second quarter of 2013, sales volumes are expected to be higher for domestic uncoated freesheet paper. Average sales price realizations are expected to be stable in both the domestic and export markets. Input costs for wood and energy are expected to be lower. Planned maintenance downtime costs should be $44 million higher with outages scheduled at the Eastover, Ticonderoga and Riverdale mills.
European Printing Papers net sales were $365 million in the first quarter of 2013, compared with $375 million in the fourth quarter of 2012 and $335 million in the first quarter of 2012. Operating profits were $54 million in the first quarter of 2013 compared with $64 million in the fourth quarter of 2012 and $44 million in the first quarter of 2012.
Compared with the fourth quarter of 2012, sales volumes in the first quarter of 2013 were seasonally lower in Russia, while sales volumes in Europe remained about flat due to continuing poor economic conditions. Average sales price realizations for uncoated freesheet paper eroded in both Europe and Russia. Input costs were about flat as lower energy costs in Europe were partially offset by higher costs for chemicals in Russia. There were no planned maintenance outages in either period. Operating costs were favorable reflecting strong performance in all three mills.
Sales volumes in the first quarter of 2013 were higher in Russia, but lower in Europe compared with the first quarter of 2012. Average sales price realizations decreased in Europe due to weak economic conditions and market demand, while average sales price realizations in Russia were stable. Input costs decreased for wood at the Kwidzyn mill, but this benefit was offset by higher costs for wood, energy and freight in Russia. There were no planned maintenance outages in the first quarter of 2012. Manufacturing operating costs were also lower.
Looking forward to the second quarter of 2013, sales volumes are expected to be seasonally stronger in Russia, but will continue to decline in Europe due to the weak economy. Average sales price realizations are expected to decrease for uncoated freesheet paper. Input costs will increase in Russia due to higher wood costs. Planned maintenance downtime costs should be $26 million higher with outages scheduled at the Kwidzyn and Svetogorsk mills.
Brazilian Printing Papers net sales were $260 million in the first quarter of 2013 compared with $295 million in the fourth quarter of 2012 and $270 million in the first quarter of 2012. Operating profits were $45 million in the first quarter of 2013, $44 million in the fourth quarter of 2012 and $23 million in the first quarter of 2012.
Sales volumes in the first quarter of 2013 were lower than in the fourth quarter of 2012 primarily due to seasonally weaker demand in the Brazilian domestic market for uncoated freesheet paper. Export volumes were also impacted by seasonality and import barriers in Argentina and Venezuela. Average sales price realizations increased for paper in the Brazilian market reflecting the impact of price increases for both cutsize and offset paper, but this benefit was offset by lower average sales prices in export markets driven by higher customer inventory levels. Average sales margins were negatively impacted by a decreased proportion of sales to the higher-margin domestic market. Input costs decreased for energy. Operating costs were lower reflecting the impact of the new biomass boiler at the Mogi Guacu mill. Planned maintenance downtime costs were $4 million lower in the first quarter of 2013 with no outages occurring compared with an outage at the Luiz Antonio mill in the fourth quarter of 2012.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 increased for uncoated freesheet paper in the Brazilian domestic market, but were more than offset by lower export shipments. Average sales price realizations improved for domestic uncoated freesheet paper and for pulp, but decreased for exported paper. Input costs were about flat. There were no planned maintenance outages in either quarter.
Entering the second quarter of 2013, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian domestic and Latin American export markets. Average sales margins should improve due to the implementation of announced domestic and other Latin American price increases. Planned maintenance downtime costs should be $1 million higher with an outage planned at the Tres Lagoas mill.
Indian Printing Papers net sales were $50 million in the first quarter of 2013 compared with $45 million in the fourth quarter of 2012 and $60 million in the first quarter of 2012. Operating profits were a loss of $4 million in the first quarter of 2013 compared to a loss of $6 million in the fourth quarter of 2012 and a gain of $2 million ($1 million excluding acquisition costs) in the first quarter of 2012. Compared with the fourth quarter of 2012, operating results in the first quarter of 2013 reflect higher sales price realizations, partially offset by increased costs for wood. Operating profits in the second quarter of 2013 are expected to improve reflecting continued sales volume growth, strong sales prices and stable input costs for wood. Planned maintenance downtime costs should be higher due to an outage at the Kadiam mill.
Asian Printing Papers net sales were $25 million in the first quarter of 2013 compared with $15 million in the fourth quarter of 2012 and $20 million in the first quarter of 2012. Operating profits were about breakeven in all periods presented.
U.S. Market Pulp net sales were $195 million in the first quarter of 2013 compared with $200 million in the fourth quarter of 2012 and $175 million in the first quarter of 2012. Operating profits were a loss of $9 million in the first quarter of 2013 compared with a loss of $7 million in the fourth quarter of 2012 and a loss of $23 million in the first quarter of 2012.
Sales volumes were up slightly in the first quarter of 2013 compared with the fourth quarter of 2012 reflecting higher shipments of fluff pulp due to the ramp up of the Franklin mill to full fluff pulp production. The increased fluff shipments were largely offset by lower market pulp shipments. Average sales price realizations for fluff pulp were relatively flat, but increased for market pulp. Input costs were lower for energy and wood. Planned maintenance downtime costs in the first quarter of 2013 were $8 million higher with an outage at the Georgetown mill compared with an outage at the Pensacola mill in the fourth quarter of 2012. Operating costs were flat.
Compared with the first quarter of 2012, sales volumes were higher in the first quarter of 2013. Average sales price realizations were lower for fluff pulp, but were higher for market pulp. Input costs were higher for wood, energy and chemicals. Planned maintenance downtime costs were $1 million lower. Operating costs were lower due to the start-up of the Franklin mill and solid mill performance.
Entering the second quarter of 2013, sales volumes are expected to be flat, however, average sales price realizations are expected to improve as previously announced price increases for fluff pulp and paper and tissue pulp are realized. Input costs are expected to be lower. Planned maintenance downtime costs should be $4 million higher with outage-related expenses at the Pensacola, Eastover and Riegelwood mills.
Consumer Packaging

	2013	2012
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$830	$810	$815
Operating Profit	7	103	41
Consumer Packaging net sales in the first quarter of 2013 were 2% higher than in the fourth quarter of 2012 and 2% higher than in the first quarter of 2012. Operating profits in the first quarter of 2013 included charges of $44 million related to the permanent shutdown of a paper machine at our Augusta, Georgia mill. Operating profits in the fourth quarter of 2012 included a gain of $2 million related to the sale of the Shorewood business. Operating profits in the first quarter of 2012 included a gain of $7 million related to the sale of the Shorewood business. Excluding these items, operating profits in the first quarter of 2013 were 31% higher than in the fourth quarter of 2012 and 47% lower than in the first quarter of 2012.
North American Consumer Packaging net sales in the first quarter of 2013 were $460 million compared with $470 million in the fourth quarter of 2012 and $520 million in the first quarter of 2012. Operating profits were a loss of $22 million (a gain of $22 million excluding paper machine shutdown costs) in the first quarter of 2013 compared with $19 million ($17 million excluding a gain associated with the sale of the Shorewood business) in the fourth quarter of 2012 and $70 million ($63 million excluding a gain associated with the sale of the Shorewood business) in the first quarter of 2012.
Coated Paperboard sales volumes in the first quarter of 2013 were higher than in the fourth quarter of 2012 reflecting improving market demand. The business took 23,000 tons of market-related downtime in the first quarter of 2013 and had about 13,000 tons of reduced capacity due to the permanent shut down of a paper machine at our Augusta mill compared with 27,000 tons of market-related downtime in the fourth quarter of 2012. Average sales price realizations eroded primarily for cupstock and folding carton board. Input costs were higher for wood and energy. Planned maintenance downtime costs were $18 million lower with no outages in the 2013 first quarter compared with outages at the Augusta and Texarkana mills in the 2012 fourth quarter. Operating costs were higher primarily related to an unplanned reliability issue in January on the digester at the August, Georgia coated paperboard mill.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 decreased slightly. However, the 15,000 tons of market-related downtime that the business took in the first quarter of 2012 was less than in the current quarter. Average sales price realizations were significantly lower. Input costs for wood and energy were higher, but were largely offset by lower resin costs. There was no planned maintenance in either period. Operating costs were higher primarily related to an unplanned reliability issue in January on the digester at the August, Georgia coated paperboard mill.
Foodservice sales volumes in the first quarter of 2013 were slightly lower than in the fourth quarter of 2012 mainly due to seasonally lower hot cup sales. Average sales margins increased due to a more favorable customer mix. Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 were slightly lower reflecting the impact of colder weather versus last year, as well as other demand factors, impacting cold cup sales to large quick service restaurant chains. Average sales margins improved as input costs decreased for board and resins.
Looking forward to the second quarter of 2013, coated paperboard sales volumes are expected to increase due to a seasonal strengthening of demand. Average sales margins are expected to increase due to the realization of announced sales price increases. Planned maintenance downtime costs are expected to be $15 million higher with outages scheduled at the Riegelwood mill. Input costs are expected to be about flat. Foodservice sales volumes are expected to be higher. Average sales margins are expected to decrease reflecting slightly lower average sales price realizations.
European Consumer Packaging net sales were $95 million in the first quarter of 2013 compared with $95 million in the fourth quarter of 2012 and $100 million in the first quarter of 2012. Operating profits in the first quarter of 2013 were $32 million compared with $29 million in the fourth quarter of 2012 and $28 million in the first quarter of 2012.
Sales volumes in the first quarter of 2013 were seasonally lower than in the fourth quarter of 2012. Despite pricing pressures, average sales margins were stable, partially due to an improved geographical mix in Europe. Operating costs and input costs were both slightly favorable. There were no planned mill maintenance outages in either the first quarter of 2013 or the fourth quarter of 2012. Compared with the first quarter of 2012, sales volumes were lower. Average sales price realizations were flat, but sales margins improved due to a more favorable mix. There were no planned maintenance outages in either period. Unfavorable mill operating costs were largely offset by lower input costs.
Entering the second quarter of 2013, sales volumes are expected to decrease, but average sales price realizations are expected to be higher. Planned maintenance downtime costs will be $4 million higher with an outage scheduled at the Svetogorsk mill. Input costs are expected to increase slightly particularly for wood in Russia.
Asian Consumer Packaging net sales were $275 million in the first quarter of 2013, $250 million in the fourth quarter of 2012 and $190 million in the first quarter of 2012. Operating profits were a loss of $3 million in the first quarter of 2013 compared with a loss of $7 million in the fourth quarter of 2012 and a gain of $5 million in the first quarter of 2012. Compared with the fourth quarter of 2012, sales volumes increased and operating losses decreased due to the continuing successful ramp-up of the new paper machine. The largest hurdle continues to be squeezed average sales margins reflecting competitive pressures on sales prices and increasing pulp costs. Compared with the first quarter of 2012, operating profits declined reflecting competitive pressure on sales prices which squeezed margins and created an unfavorable product mix.
Looking ahead to the second quarter of 2013, revenues are expected to be flat. However, operating profits will continue to be impacted by low average sales price realizations due to an over-supplied market condition along with increasing pulp costs.
Distribution

	2013	2012
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,385	$1,475	$1,530
Operating Profit	(5)	(2)	4
Distribution net sales in the first quarter of 2013 were 9% lower than in the fourth quarter of 2012 and 6% lower than in the first quarter of 2012. Operating profits included $7 million, $7 million and $21 million in the first quarter of 2013, the fourth quarter of 2012 and the first quarter of 2012, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the first quarter of 2013 were 82% lower than in the fourth quarter of 2012 and 89% lower than in the first quarter of 2012.
Sales of papers and graphic arts products in the first quarter of 2013 totaled $800 million compared to $890 million in the fourth quarter of 2012 and $850 million in the first quarter of 2012. Trade margins as a percent of sales for printing papers were even with the fourth quarter of 2012 and down from the first quarter of 2012 due to a change in mix. Packaging sales were $380 million in the first quarter of 2013, compared with $400 million in both the fourth quarter of 2012 and the first quarter of 2012. Trade margins as a percent of sales for packaging products were down from the fourth quarter of 2012 and unchanged from the first quarter of 2012 reflecting a change in mix. Sales of facility solutions products totaled $205 million in the first quarter of 2013, compared with $240 million in the fourth quarter of 2012 and $225 million in the first quarter of 2012.
Operating profits before reorganization costs in the first quarter of 2013 were $9 million lower than in the fourth quarter of 2012 due to decreased sales volumes. Operating profits before reorganization costs in the first quarter of 2013 were $17 million lower than in the first quarter of 2012.
Earnings for the second quarter of 2013 are expected to improve due to seasonal volume increases and incremental cost reductions as a result of strategic and other cost reduction initiatives.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded an equity loss, net of taxes, of $11 million in the first quarter of 2013 compared with equity earnings, net of taxes, of $8 million in the fourth quarter of 2012 and $40 million in the first quarter of 2012. In the first quarter of 2013, the after-tax foreign exchange impact was a loss of $11 million on the remeasurement of U.S. dollar-denominated debt compared with a gain of $6 million in the fourth quarter of 2012. Sales volumes in the first quarter of 2013 decreased from the fourth quarter of 2012 due to weak demand for pulp in China and seasonally lower demand in the domestic market. Average sales price realizations for domestic sales were flat. Input costs were slightly higher, primarily for energy and freight, partially offset by seasonally lower wood costs. There were no planned maintenance downtime costs in either period.
Compared with the first quarter of 2012, sales volumes in the first quarter of 2013 were lower for sales of softwood pulp and hardwood pulp to China and for sales of softwood pulp and containerboard in Russia. Average sales price realizations were higher for both pulp and containerboard in the domestic market, while average sales price realizations in the export market increased for hardwood pulp, but decreased for softwood pulp. Input costs increased for wood, energy and freight. A foreign exchange gain of $30 million on the remeasurement of U.S. dollar-denominated debt was recorded in the first quarter of 2012.
Looking forward to the second quarter of 2013, sales volumes are expected to be higher. Average sales price realizations are expected to improve reflecting an increase in sales prices for domestic linerboard and softwood pulp and higher prices for export softwood pulp and hardwood pulp. Input costs are expected to seasonally increase for wood. Earnings will also be negatively impacted by start-up costs associated with the ramp-up of the new pulp line at the Bratsk mill and the coated and uncoated freesheet capacity at the Koryazhma mill.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $516 million for the first three months of 2013, compared with $633 million for the comparable 2012 three-month period. Earnings from operations adjusted for non-cash charges were $797 million for the first three months of 2013 compared to $699 million for the first three months of 2012. Cash used for working capital components totaled $281 million for the first three months of 2013 compared to a use of $66 million for the comparable 2012 three-month period.
The Company generated free cash flow of approximately $300 million and $357 million in the first three months of 2013 and 2012, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt, and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Three Months Ended March 31,
In millions	2013	2012
Cash provided by continuing operations	$516	$633
Adjustments:
Cash invested in capital projects	(216)	(285)
Cash received from unwinding a timber monetization	—	(111)
Change in control payments related to Temple-Inland acquisition	—	120
Free Cash Flow	$300	$357
Investments in capital projects totaled $216 million in the first three months of 2013 compared to $285 million in the first three months of 2012. Full-year 2013 capital spending is currently expected to be approximately $1.4 billion, or about 93% of depreciation and amortization expense for our current businesses.

Amounts related to early debt extinguishment during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
In millions	2013	2012
Early debt reductions (a)	$26	$30
Pre-tax early debt extinguishment costs (b)	6	16

(a)
Reductions related to notes with interest rates ranging from 6.38% to 7.95% with original maturities from 2014 to 2018 for the three months ended March 31, 2013 and 7.82% to 7.95% with original maturities from 2012 to 2018 for the three months ended March 31, 2012.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.
Financing activities for the first three months of 2013 included an $87 million net increase in debt versus a $1.1 billion net increase in debt during the comparable 2012 three-month period.
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varies depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. International Paper has fully repaid the $1.2 billion term loan.
During the first three months of 2013, International Paper issued approximately 4.8 million shares of common stock and used 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $191 million of cash. Also in the first three months of 2013, International Paper acquired 1.2 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $51 million. During the first three months of 2012, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $21 million of cash. Also in the first three months of 2012, International Paper acquired 1.1 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $35 million. Cash dividend payments related to common stock totaled $136 million and $120 million for the first three months of 2013 and 2012, respectively. Dividends were $0.3000 per share and $0.2625 per share for the first three months in 2013 and 2012, respectively.
At March 31, 2013, contractual obligations for future payments of debt maturities by calendar year were as follows: $555 million in 2013; $685 million in 2014; $475 million in 2015; $567 million in 2016; $220 million in 2017; $1.9 billion in 2018; and $5.8 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
At March 31, 2013, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($825 million available at March 31, 2013). On January 9, 2013, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2013 to January 2014. The amended agreement has a facility fee of 0.35% payable monthly. During the first quarter of 2013, International Paper borrowed $260 million under the receivable securitization facility at a rate of 0.95% payable monthly. During the first quarter of 2013, $200 million of borrowings under this receivable securitization facility were repaid. At March 31, 2013, International Paper had $60 million of borrowings under the receivable securitization facility.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2013 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

Acquisitions
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. (now called Olmuksan International Paper or Olmuksan), for a purchase price of $56 million. The acquired shares represent 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013. Also as a result of International Paper taking majority control of the entity, Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning with the effective date International Paper obtained majority control of the entity on January 1, 2013.
In addition, the cumulative translation adjustment balance relating to the previously held equity interest was released and resulted in a $17 million loss. The preliminary purchase price allocation reflects a gain of $19 million related to a bargain purchase price adjustment.
The $17 million loss on the cumulative translation adjustment write off and the $19 million bargain purchase gain were recorded in the 2013 first-quarter earnings.
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million in Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a proposed Final Judgment with the Antitrust Division of the DOJ that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment.
Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Embalagens e papel S.A. (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in Orsa IP is approximately $470 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the complex organizational structure of Orsa IP's operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Orsa IP's operating results on a one-month lag basis.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would be approximately $250 million to $300 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.

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
The Company has included in its 2012 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2013.
Pension Accounting
Net pension expense totaled approximately $140 million for International Paper’s U.S. plans for the three months ended March 31, 2013, or about $57 million more than the pension expense for the first three months of 2012. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 4.10% in 2013 from 5.10% in 2012 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $1 million for both the first three months of 2013 and 2012.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2013, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.1 billion, consisting of approximately 41% equity securities, 38% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make a contribution in 2013. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $31 million in 2013.
FORWARD-LOOKING STATEMENTS
Certain statements in this report that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) our ability to reach a definitive agreement on a mutually acceptable transaction combining xpedx with Unisource, the receipt of governmental and other approvals and favorable rulings associated with such a transaction and the successful fulfillment or waiver of all other closing conditions for such a transaction without unexpected delays or conditions, and the successful closing of such transaction within the estimated timeframe; (viii)our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (ix) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 41 and 42 of International Paper’s 2012 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the first quarter of 2013, the Company completed the acquisitions of Olmuksan and Orsa IP. Integration activities, including a preliminary assessment of internal controls over financial reporting, are currently in process. The initial annual assessment of internal controls over financial reporting for Olmuksan and Orsa IP will be conducted over the course of our 2014 assessment cycle.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 in response to Part I, Item 1A of Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	8,412	$39.84	N/A	N/A
February 1, 2013 - February 28, 2013	1,179,525	42.60	N/A	N/A
March 1, 2013 - March 31, 2013	2,149	46.14	N/A	N/A
Total	1,190,086

(a) Shares acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

10.1
Amendment No. 7, dated as of January 9, 2013, to the Second Amended and Restated Credit and Security Agreement dated as of March 13, 2008, by and among Red Bird Receivables, LLC, as Borrower, International Paper Company, as Servicer, the Conduits and Liquidity Banks from time to time parties thereto, and the Agents parties thereto.

10.2	Amendment No. 4, dated as of January 9, 2013, to the Receivables Sale and Contribution Agreement dated as of March 13, 2008, between International Paper Company and Red Bird Receivables, LLC.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

May 8, 2013	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

May 8, 2013	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller