Form 10-Q
period 2013-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2013-08-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 31, 2013 was 445,958,910.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales	$7,335	$7,077	$14,425	$13,732
Costs and Expenses
Cost of products sold	5,414	5,270	10,634	10,254
Selling and administrative expenses	515	474	1,082	987
Depreciation, amortization and cost of timber harvested	396	366	775	728
Distribution expenses	449	448	871	795
Taxes other than payroll and income taxes	47	44	96	85
Restructuring and other charges	(4)	21	55	55
Net (gains) losses on sales and impairments of businesses	—	78	—	71
Net bargain purchase gain on acquisition of business	(13)	—	(13)	—
Interest expense, net	168	172	332	340
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	363	204	593	417
Income tax provision (benefit)	94	57	25	127
Equity earnings (losses), net of taxes	(36)	(26)	(46)	18
Earnings (Loss) From Continuing Operations	233	121	522	308
Discontinued operations, net of taxes	24	16	50	21
Net Earnings (Loss)	257	137	572	329
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	3	(5)	7
Net Earnings (Loss) Attributable to International Paper Company	$259	$134	$577	$322
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.53	$0.27	$1.19	$0.69
Discontinued operations, net of taxes	0.05	0.04	0.11	0.05
Net earnings (loss)	$0.58	$0.31	$1.30	$0.74
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.52	$0.27	$1.18	$0.68
Discontinued operations, net of taxes	0.05	0.04	0.11	0.05
Net earnings (loss)	$0.57	$0.31	$1.29	$0.73
Average Shares of Common Stock Outstanding – assuming dilution	448.5	438.2	447.9	439.3
Cash Dividends Per Common Share	$0.3000	$0.2625	$0.6000	$0.5250
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$235	$118	$527	$301
Discontinued operations, net of taxes	24	16	50	21
Net earnings (loss)	$259	$134	$577	$322
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Earnings (Loss)	$257	$137	$572	$329
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	76	49	154	98
Pension and postretirement liability adjustments:
U.S. plans	—	—	—	24
Change in cumulative foreign currency translation adjustment	(337)	(474)	(346)	(275)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(15)	(21)	(10)	6
Reclassification adjustment for (gains) losses included in net earnings (loss)	(12)	9	(9)	13
Total Other Comprehensive Income (Loss), Net of Tax	(288)	(437)	(211)	(134)
Comprehensive Income (Loss)	(31)	(300)	361	195
Net (earnings) loss attributable to noncontrolling interests	2	(3)	5	(7)
Other comprehensive (income) loss attributable to noncontrolling interests	14	15	15	15
Comprehensive Income (Loss) Attributable to International Paper Company	$(15)	$(288)	$381	$203
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,205	$1,302
Accounts and notes receivable, net	3,946	3,562
Inventories	2,745	2,730
Deferred income tax assets	322	323
Assets of businesses held for sale	774	759
Other current assets	276	229
Total Current Assets	9,268	8,905
Plants, Properties and Equipment, net	13,838	13,949
Forestlands	578	622
Investments	730	887
Financial Assets of Special Purpose Entities (Note 13)	2,118	2,108
Goodwill	4,437	4,315
Deferred Charges and Other Assets	1,576	1,367
Total Assets	$32,545	$32,153
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$1,068	$444
Accounts payable	2,926	2,775
Accrued payroll and benefits	472	508
Liabilities of businesses held for sale	54	44
Other accrued liabilities	1,157	1,227
Total Current Liabilities	5,677	4,998
Long-Term Debt	9,057	9,696
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,040	2,036
Deferred Income Taxes	3,137	3,026
Pension Benefit Obligation	4,089	4,112
Postretirement and Postemployment Benefit Obligation	453	473
Other Liabilities	1,067	1,176
Equity
Common stock, $1 par value, 2013 – 445.9 shares and 2012 – 439.9 shares	446	440
Paid-in capital	6,362	6,042
Retained earnings	3,967	3,662
Accumulated other comprehensive loss	(4,036)	(3,840)
	6,739	6,304
Less: Common stock held in treasury, at cost, 2013 – 0.696 shares and 2012 – 0.013 shares	32	—
Total Shareholders’ Equity	6,707	6,304
Noncontrolling interests	318	332
Total Equity	7,025	6,636
Total Liabilities and Equity	$32,545	$32,153
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net earnings (loss)	$572	$329
Discontinued operations, net of taxes	(50)	(21)
Earnings (loss) from continuing operations, including portion attributable to noncontrolling interest	522	308
Depreciation, amortization and cost of timber harvested	775	728
Deferred income tax provision, net	36	110
Restructuring and other charges	55	55
Pension plan contribution	(31)	(44)
Net (gains) losses on sales and impairments of businesses	—	71
Net bargain purchase gain on acquisition of business	(13)	—
Equity (earnings) losses, net	46	(18)
Periodic pension expense, net	279	170
Other, net	(36)	(16)
Changes in current assets and liabilities
Accounts and notes receivable	(334)	276
Inventories	(32)	33
Accounts payable and accrued liabilities	78	(243)
Interest payable	(17)	20
Other	(89)	(39)
Cash Provided By (Used For) Operations – Continuing Operations	1,239	1,411
Cash Provided By (Used For) Operations – Discontinued Operations	40	(36)
Cash Provided By (Used For) Operations	1,279	1,375
Investment Activities
Invested in capital projects	(488)	(705)
Acquisitions, net of cash acquired	(501)	(3,734)
Proceeds from divestitures	—	5
Other	(61)	(93)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(1,050)	(4,527)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	(3)	(53)
Cash Provided By (Used For) Investment Activities	(1,053)	(4,580)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(51)	(35)
Issuance of common stock	243	21
Issuance of debt	168	1,919
Reduction of debt	(160)	(1,135)
Change in book overdrafts	(79)	(46)
Dividends paid	(266)	(229)
Redemption of securities	(150)	—
Other	(12)	(37)
Cash Provided By (Used For) Financing Activities	(307)	458
Effect of Exchange Rate Changes on Cash	(16)	(19)
Change in Cash and Temporary Investments	(97)	(2,766)
Cash and Temporary Investments
Beginning of period	1,302	3,994
End of period	$1,205	$1,228
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
Intangibles – Goodwill and Other
In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends ASC 350, "Intangibles - Goodwill and Other". This ASU gives an entity the option to first assess qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This amendment was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of this guidance did not have a material effect on the Company's consolidated financial statements.
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

NOTE 3 - EQUITY
A summary of the changes in equity for the six-month periods ended June 30, 2013 and 2012 is provided below:

	Six Months Ended June 30,
	2013			2012
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,304	$332	$6,636	$6,645	$340	$6,985
Issuance of stock for various plans, net	345	—	345	99	—	99
Repurchase of stock	(51)	—	(51)	(35)	—	(35)
Common stock dividends ($0.600 per share in 2013 and $0.525 per share in 2012)	(272)	—	(272)	(237)	—	(237)
Dividends paid to noncontrolling interests by subsidiary	—	(1)	(1)	—	(3)	(3)
Noncontrolling interests of acquired entities, net	—	7	7	—	92	92
Acquisition of noncontrolling interests	—	—	—	—	(2)	(2)
Comprehensive income (loss)	381	(20)	361	203	(8)	195
Ending Balance, June 30	$6,707	$318	$7,025	$6,675	$419	$7,094

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
The following table presents changes in AOCI for the three-month period ended June 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of March 31, 2013	$(3,518)	$(255)	$10	$(3,763)
Other comprehensive income (loss) before reclassifications	—	(337)	(15)	(352)
Amounts reclassified from accumulated other comprehensive income	76	—	(12)	64
Net Current Period Other Comprehensive Income	76	(337)	(27)	(288)
Balance as of June 30, 2013	$(3,442)	$(592)	$(17)	$(4,051)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended June 30, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of March 31, 2012	$(2,779)	$82	$(5)	$(2,702)
Other comprehensive income (loss) before reclassifications	—	(474)	(21)	(495)
Amounts reclassified from accumulated other comprehensive income	49	—	9	58
Net Current Period Other Comprehensive Income	49	(474)	(12)	(437)
Balance as of June 30, 2012	$(2,730)	$(392)	$(17)	$(3,139)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	—	(363)	(10)	(373)
Amounts reclassified from accumulated other comprehensive income	154	17	(9)	162
Net Current Period Other Comprehensive Income	154	(346)	(19)	(211)
Balance as of June 30, 2013	$(3,442)	$(592)	$(17)	$(4,051)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the six-month period ended June 30, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2012	$(2,852)	$(117)	$(36)	$(3,005)
Other comprehensive income (loss) before reclassifications	24	(240)	6	(210)
Amounts reclassified from accumulated other comprehensive income	98	(35)	13	76
Net Current Period Other Comprehensive Income	122	(275)	19	(134)
Balance as of June 30, 2012	$(2,730)	$(392)	$(17)	$(3,139)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents details of the reclassifications out of AOCI for the three-month period ended June 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	(b)	Cost of products sold
Actuarial gains/(losses)	(122)	(b)	Cost of products sold
Total pre-tax amount	(125)
Tax (expense)/benefit	49
Net of tax	$(76)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$18	(c)	Cost of products sold
Total pre-tax amount	18
Tax (expense)/benefit	(6)
Net of tax	12
Total reclassifications for the period	$(64)
(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the three-month period ended June 30, 2012:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$—	(b)	Cost of products sold
Actuarial gains/(losses)	(80)	(b)	Cost of products sold
Total pre-tax amount	(80)
Tax (expense)/benefit	31
Net of tax	$(49)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(10)	(c)	Cost of products sold
Natural gas contracts	(4)	(c)	Cost of products sold
Total pre-tax amount	(14)
Tax (expense)/benefit	5
Net of tax	(9)
Total reclassifications for the period	$(58)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the six-month period ended June 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	(b)	Cost of products sold
Actuarial gains/(losses)	(247)	(b)	Cost of products sold
Total pre-tax amount	(252)
Tax (expense)/benefit	98
Net of tax	$(154)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	$(17)		Net bargain purchase gain on acquisition of business
Tax (expense)/benefit	—
Net of tax	$(17)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$13	(c)	Cost of products sold
Total pre-tax amount	13
Tax (expense)/benefit	(4)
Net of tax	9
Total reclassifications for the period	$(162)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the six-month period ended June 30, 2012:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(1)	(b)	Cost of products sold
Actuarial gains/(losses)	(159)	(b)	Cost of products sold
Total pre-tax amount	(160)
Tax (expense)/benefit	62
Net of tax	$(98)
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	$48		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	(13)
Net of tax	$35
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(10)	(c)	Cost of products sold
Natural gas contracts	(11)	(c)	Cost of products sold
Total pre-tax amount	(21)
Tax (expense)/benefit	8
Net of tax	(13)
Total reclassifications for the period	$(76)

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2013	2012	2013	2012
Earnings (loss) from continuing operations	$235	$118	$527	$301
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$235	$118	$527	$301
Average common shares outstanding	444.9	434.8	443.2	434.5
Effect of dilutive securities (a)
Restricted stock performance share plan	3.3	3.4	4.3	4.8
Stock options (b)	0.3	—	0.4	—
Average common shares outstanding – assuming dilution	448.5	438.2	447.9	439.3
Basic earnings (loss) from continuing operations per common share	$0.53	$0.27	$1.19	$0.69
Diluted earnings (loss) from continuing operations per common share	$0.52	$0.27	$1.18	$0.68
(a) Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 12.1 million shares for the three months ended June 30, 2012 and 12.1 million shares for the six months ended June 30, 2012 were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2013: During the three months ended June 30, 2013, restructuring and other charges totaling a gain of $4 million before taxes ($2 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$3	$2
Insurance reimbursements	(30)	(19)
xpedx restructuring	17	10
Other	6	5
Total	$(4)	$(2)
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. Also as a result of International Paper taking majority control of the entity, Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. The fair value was estimated by applying the discounted cash flow approach, using a 13% discount rate, long-term sustainable growth rates ranging from 6% to 9% and a corporate tax rate of 20%. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified, as expense, to Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations, from accumulated other comprehensive income.
The preliminary purchase price allocation indicates that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest is less than the fair value of the underlying assets by $22 million, resulting in a bargain purchase price gain being recorded on this transaction.
The $17 million reclassification of the cumulative translation balance and $18 million of the estimated bargain purchase gain were recorded in the 2013 first-quarter earnings. The $9 million gain resulting from the measurement of the previously held equity interest and an additional $4 million bargain purchase gain were recorded in 2013 second-quarter earnings and are included in the Net bargain purchase gain on acquisition of business line item in the accompanying consolidated statement of operations.
Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily relate to the amounts allocated to deferred taxes and contingent liabilities (which are included in Accounts payable and accrued liabilities in the accompanying consolidated balance sheet), as work is still ongoing as of June 30, 2013 to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amounts disclosed may change as the purchase price allocation is finalized. The purchase price allocation is expected to be finalized in the third quarter of 2013.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of January 1, 2013.

In millions
Cash and temporary investments	$5
Accounts and notes receivable	72
Inventory	31
Other current assets	2
Plants, properties and equipment	105
Investments	11
Total assets acquired	226
Notes payable and current maturities of long-term debt	17
Accounts payable and accrued liabilities	27
Deferred income tax liability	4
Postretirement and postemployment benefit obligation	6
Total liabilities assumed	54
Noncontrolling interest	18
Net assets acquired	$154
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
Additionally, Selling and administrative expenses included $14 million ($8 million after taxes) and $26 million ($16 million after taxes), for the three months and six months ended June 30, 2013, respectively, and $35 million ($22 million after taxes)

and $78 million ($55 million after taxes), for the three months and six months ended June 30, 2012, respectively, in charges for integration costs associated with the acquisition.
The following unaudited pro forma information for the six months ended June 30, 2012 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred as of January 1, 2012. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2012, nor is it necessarily indicative of future results.

In millions, except per share amounts	Six Months Ended June 30, 2012
Net sales	$14,024
Earnings (loss) from continuing operations (a)	342
Net earnings (loss) (a)	363
Diluted earnings (loss) from continuing operations per common share (a)	0.78
Diluted net earnings (loss) per common share (a)	0.83
 (a) Attributable to International Paper Company common shareholders.
Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in Orsa IP is approximately $465 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily relate to the amounts allocated to deferred taxes and postretirement and postemployment benefit obligations, as work is still ongoing as of June 30, 2013 to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amount disclosed may change materially as the purchase price allocation is refined. The purchase price allocation is expected to be finalized during the fourth quarter of 2013.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of January 14, 2013.

In millions
Cash and temporary investments	$16
Accounts and notes receivable, net	5
Inventory	27
Plants, properties and equipment	293
Goodwill	190
Other intangible assets	144
Other long-term assets	3
Total assets acquired	678
Accounts payable and accrued liabilities	10
Deferred income tax liability	69
Total liabilities assumed	79
Noncontrolling interest	134
Net assets acquired	$465

The identifiable intangible assets acquired in connection with the Orsa IP acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer relationships	$116	12 years
Trademark	4	6 years
Wood supply agreement	24	25 years
Total	$144
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
NOTE 8 - BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS
Discontinued Operations
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division, which included 15 manufacturing facilities, to Georgia-Pacific Building Products, LLC for $710 million in cash, subject to customary closing adjustments.
On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash. Accordingly, the Del-Tin assets (which included a manufacturing facility) were excluded from the sale to Georgia-Pacific and the purchase price under our sale agreement with Georgia-Pacific was adjusted from $750 million to $710 million.
The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $774 million and $759 million at June 30, 2013 and December 31, 2012, respectively, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2013 and December 31, 2012. Included in these amounts are $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $54 million and $44 million at June 30, 2013 and December 31, 2012, respectively, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at June 30, 2013 and December 31, 2012.
Other Divestitures and Impairments
2012: As referenced in Note 7, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. A pre-tax charge of $9 million ($5 million after taxes) was recorded during the three months ended June 30, 2012 for costs associated with the divestiture of these three containerboard mills. Also, in anticipation of the divestiture of the Hueneme mill in Oxnard, California, a pre-tax charge of $62 million ($38 million after taxes) was recorded during the three months ended June 30, 2012 to adjust the long-lived assets of the mill to their fair value.
Also during the three months ended June 30, 2012, the Company recorded a pre-tax charge of $6 million ($4 million after taxes) to adjust the previously estimated loss on the sale of the Company's Shorewood business.
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

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Temporary Investments

In millions	June 30, 2013	December 31, 2012
Temporary investments	$855	$934
Accounts and Notes Receivable

In millions	June 30, 2013	December 31, 2012
Accounts and notes receivable, net:
Trade	$3,685	$3,316
Other	261	246
Total	$3,946	$3,562
Inventories

In millions	June 30, 2013	December 31, 2012
Raw materials	$344	$360
Finished pulp, paper and packaging	1,737	1,728
Operating supplies	588	588
Other	76	54
Total	$2,745	$2,730
Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Depreciation expense	$360	$353	$716	$698
Valuation Accounts
Certain valuation accounts were as follows:

In millions	June 30, 2013	December 31, 2012
Accumulated depreciation	$19,418	$18,934
Allowance for doubtful accounts	135	119
During the second quarter of 2013, a reserve of $28 million on $42 million of total receivables from a large envelope company was recorded due to their filing for bankruptcy protection in June 2013. The reserve is based on the Company's estimate of ultimate expected losses associated with the outstanding receivable balance.
There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2013 or 2012.
Interest
Cash payments related to interest were as follows:

	Six Months Ended June 30,
In millions	2013	2012
Interest payments	$384	$349

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Interest expense (a)	$181	$179	$358	$362
Interest income (a)	13	7	26	22
Capitalized interest costs	4	13	8	19

(a)
Interest expense and interest income exclude approximately $11 million and $24 million for the three months and six months ended June 30, 2013 and $12 million and $20 million for the three months and six months ended June 30, 2012, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense
The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Service cost	$1	$—	$1	$1
Interest cost	3	5	7	10
Actuarial loss	—	3	3	5
Amortization of prior service credit	(6)	(7)	(12)	(14)
Net postretirement benefit expense	$(2)	$1	$(1)	$2

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2013:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2013
Goodwill	$3,165		$2,396		$1,783	$400	$7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
	3,165		631		119	400	4,315
Reclassifications and other (b)	(14)		(44)		2	—	(56)
Additions/reductions	190	(c)	(12)	(d)	—	—	178
Balance as of June 30, 2013
Goodwill	3,341		2,340		1,785	400	7,866
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
Total	$3,341		$575		$121	$400	$4,437

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Represents Orsa IP, the newly formed joint venture in Brazil.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	June 30, 2013		December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$737	$125	$644	$112
Non-compete agreements	79	38	83	30
Tradenames, patents and trademarks	161	16	144	16
Land and water rights	69	6	87	6
Fuel and power agreements	18	14	17	12
Software	29	28	22	19
Other	105	16	83	19
Total	$1,198	$243	$1,080	$214
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Amortization expense related to intangible assets	$19	$7	$36	$15
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Six Months Ended June 30,
In millions	2013	2012
Income tax payments, net	$164	$(20)
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2013:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2012	$(972)	$(104)
Activity for three months ended March 31, 2013	99	20
Activity for the three months ended June 30, 2013	6	1
Balance at June 30, 2013	$(867)	$(83)
The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $750 million during the next 12 months and approximately $680 million of this reduction will positively impact the effective rate.
Included in the Company’s income tax provisions for the six months ended June 30, 2013 and 2012, are $126 million and $79 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2013	2012
Special items	$(37)	$(82)
Tax-related adjustments:
Temple-Inland acquisition	—	3
IRS audit settlement	(91)	—
Other	2	—
Income tax provision (benefit) related to special items	$(126)	$(79)

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
Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $52 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $44 million at June 30, 2013. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Kalamazoo River: The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Co. (St. Regis). The Company is a successor in interest to St. Regis. International Paper has not received any orders from the EPA with respect to the site and is in the process of collecting information from the EPA and other parties relative to the site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.
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
Bogalusa: In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill received predictive test results indicating that Biochemical Oxygen Demand (BOD) limits for permitted discharge from the wastewater treatment pond into the Pearl River were exceeded after an upset condition at the mill and subsequently confirmed reports of a fish kill on the Pearl River (the Bogalusa Incident). Temple-Inland initiated a full mill shut down, notified the Louisiana Department of Environmental Quality (LDEQ) of the situation and took corrective actions to restore the water quality of the river. On September 2, 2011, Bogalusa mill operations were restarted upon receiving approval from the LDEQ. The LDEQ, the Mississippi DEQ, and other regulatory agencies in those states each gave notice of intent to levy penalties and recover restitution damages resulting from the Bogalusa Incident. To date, we have settled for a total of approximately $1 million the known claims of various Mississippi regulatory agencies and the Louisiana Department of Wildlife and Fisheries (LDWF).
In February 2013, a plea agreement was reached with the U.S. Attorney's Office in New Orleans as a result of a federal criminal investigation into the Bogalusa Incident. On May 29, 2013, the U.S. District Court in New Orleans approved the plea agreement and sentenced Temple-Inland subsidiary, TIN Inc., to a misdemeanor violation of the Clean Water Act and a misdemeanor violation of the National Wildlife Refuge statute. The sentence included a $3.3 million financial penalty, which was paid in the second quarter of 2013, and a two-year corporate probation period for TIN Inc.
On June 17, 2013, the LDEQ levied a civil enforcement penalty for the Bogalusa Incident of approximately $1.7 million against TIN Inc. The Company will not contest the penalty and will pay the assessment in the third quarter of 2013. The Bogalusa Mill also expects the LDEQ to levy a civil penalty in an amount greater than $100,000, but not material, arising from an LDEQ environmental multi-media audit in 2011 and from air permit deviations self-disclosed by the mill in 2012.
Temple-Inland (or its affiliates) is a defendant in 28 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and have been removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. The court granted preliminary approval for the proposed class action settlement on December 19, 2012. There were no opt-outs and four objections which were all later withdrawn. The Fairness Hearing was held July 10, 2013, and the court issued its Final Order and Judgment Approving Class Action Settlement the same day. Under the terms of the settlement agreement, the class action settlement will be deemed final on August 9, 2013, and we will have until September 8, 2013 to fund the settlement. A total of 2,073 putative class members submitted a claim. This settlement does not have a material effect on the Company's consolidated financial statements.
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
In late December 2012, purchasers of gypsum board filed purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers in three separate actions. Two of the actions were filed in the U.S. District Court for the Eastern District of Pennsylvania (E.D. PA) and one in the U.S. District Court for the Northern District of Illinois (N.D. IL). The case in the N.D. IL was voluntarily dismissed in December. Since that time, approximately 25 additional actions were collectively filed between the E.D. PA and the N.D. IL and the U.S. District Court for the Western District of North Carolina (W.D. NC), on behalf of direct and indirect purchasers. The complaints are similar and allege that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limit order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant and the conspiracy is alleged to have commenced on or before either September 2011 or January 2008. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to E.D. PA for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. The Company disputes the allegations made and intends to vigorously defend the consolidated action. Because the cases are in preliminary stages, we are unable to predict an outcome or estimate a range of reasonably possible loss. However, we do not believe that any loss is probable.
Guaranty Bank: As we have previously disclosed, Temple-Inland was named as a defendant in a lawsuit filed in August 2011 in the United States District Court for the Northern District of Texas captioned Tepper v. Temple-Inland Inc. This lawsuit was brought by the liquidation trustee for Guaranty Financial Group, Inc., Temple-Inland’s former financial services business which was spun off by Temple-Inland in 2007, on behalf of certain creditors of the business. The lawsuit alleged, among other things, that Temple-Inland and certain of its affiliates, officers, and directors caused the failure of Guaranty Financial Group and its wholly-owned subsidiary Guaranty Bank and asserted various claims related to the failure. In October 2012, the Company entered into a settlement with the liquidation trustee and the Federal Deposit Insurance Corporation (FDIC) to resolve this litigation. The settlement, which has been approved by the bankruptcy court, resolved all claims related to the spin-off and subsequent failure of Guaranty Bank that have been or could be asserted by the trustee or the FDIC, in its capacity as Receiver of Guaranty Bank, against Temple-Inland and its affiliates or any of its former officers, directors or employees. In exchange for this full release from liability, Temple-Inland agreed to release certain bankruptcy-related claims it and other defendants asserted in the Guaranty Financial Group bankruptcy, and to make $80 million in payments ($38 million to the trustee and $42 million to the FDIC) (the Settlement Amount), a portion of which will be tax deductible. In December 2012, the settlement was closed and the Settlement Amount was paid and releases were exchanged. Pursuant to a settlement reached with its insurers, the Company was reimbursed $30 million of the Settlement Amount in the second quarter of 2013, and expects to recover a significant portion of defense costs incurred.
Temple-Inland is also a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland and certain individual defendants misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. Temple-Inland distributed the stock of Guaranty Financial Group to its shareholders on December 28, 2007, after which Guaranty Financial Group was an independent, publicly held company. The action is pled as a securities claim on behalf of persons who acquired Guaranty Financial Group stock during the putative class period. Although focused chiefly on statements made by Guaranty Financial Group to its shareholders after it was an independent, publicly held company, the action repeats many of the same allegations of fact made in the Tepper litigation. On June 20, 2012, all defendants in the lawsuit filed motions to dismiss the amended complaint. On March 28, 2013, the district court granted Temple-Inland's and the individual defendants' motions to dismiss without prejudice. The plaintiff must first seek the court's leave prior to filing any amended complaint against the Company. On July 30, 2013, the district court dismissed the Second Amended Complaint filed against the individual defendants with prejudice, also noting that since the plaintiff did not seek the court's leave to amend their complaint with respect to the claims against Temple-Inland, all claims against Temple-Inland were dismissed with prejudice.
Each of the individual defendants in both the Tepper litigation and the North Port litigation has requested advancement of their costs of defense from Temple-Inland and has asserted a right to indemnification by Temple-Inland. We believe that all or part of these defense costs would be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.
Tax: The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $29 million.
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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the six months ended June 30, 2013 and the year ended December 31, 2012.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at June 30, 2013 and December 31, 2012. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $74 million and $79 million at June 30, 2013 and December 31, 2012, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $79 million is included in Notes payable and current maturities of long-term debt at June 30, 2013 and December 31, 2012.
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

Activity between the Company and the Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Revenue (a)	$11	$12	$24	$20
Expense (a)	19	20	41	40
Cash receipts (b)	—	—	19	15
Cash payments (c)	—	—	45	40

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
International Paper also held a variable interest in financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $500 million to the entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $500 million of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the six months ended June 30, 2013 and the year ended December 31, 2012.
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
During the six months ended June 30, 2012, approximately $252 million of the 2002 Monetized Notes matured. Cash receipts upon maturity were used to pay the associated debt obligations. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.
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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As a result of this analysis, Financial assets of special purpose entities decreased by $292 million and Goodwill increased by the same amount. As of June 30, 2013, the fair value of the notes was $2.42 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As a result of this analysis, Nonrecourse financial liabilities of special purpose entities decreased by $110 million and Goodwill decreased by the same amount. As of June 30, 2013, the fair value of this debt was $2.31 billion.
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
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Revenue (a)	$7	$4	$14	$6
Expense (b)	7	5	15	9
Cash receipts (c)	2	4	4	7
Cash payments (d)	5	5	11	10

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes $9 million of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $3 million of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of June 30, 2013, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. As a result, Noncontrolling interests decreased by $150 million in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million and $3 million for the six months ended June 30, 2013 and 2012, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Early debt reductions (a)	$32	$406	$58	$436
Pre-tax early debt extinguishment costs (b)	3	10	9	26

(a)
Reductions related to notes with interest rates ranging from 5.20% to 7.95% with original maturities from 2018 to 2027 and from 1.63% to 7.95% with original maturities from 2017 to 2018 for the three months ended June 30, 2013 and 2012, respectively, and 5.20% to 7.95% with original maturities from 2014 to 2027 and from 1.63% to 7.95% with original maturities from 2012 to 2018 for the six months ended June 30, 2013 and June 30, 2012, respectively.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.

In February 2012, International Paper borrowed $1.2 billion under a term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varied depending on the credit rating of the Company and entered into a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. During 2012, International Paper fully repaid the $1.2 billion term loan.
Subsequent to June 30, 2013, International Paper made early debt repayments of approximately $98 million with interest rates ranging from 5.45% to 6.45% with original maturities from 2022 to 2033. On July 19, 2013, International Paper, elected to redeem, on August 20, 2013, a $300 million note with an interest rate of 7.40% and original maturity in 2014. International Paper estimates early debt extinguishment costs are expected to be approximately $17 million.
At June 30, 2013, the fair value of International Paper’s $10.1 billion of debt was approximately $11.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2013	December 31, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	585	—
British pounds / Brazilian real – Forward	4	13
European euro / Brazilian real – Forward	22	13
European euro / Polish zloty – Forward	146	149
U.S. dollar / Brazilian real – Forward	390	238
U.S. dollar / Brazilian real – Zero-cost collar	18	18
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	—	150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	40	140
Thai baht / U.S. dollar	36	261
U.S. dollar / Turkish lira	—	56
Interest rate contracts (in USD)	—	150	(c)

(a)	These contracts had maturities of three years or less as of June 30, 2013.

(b)	These contracts had maturities of one year or less as of June 30, 2013.

(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Foreign exchange contracts	$(15)	$(21)	$(10)	$7
Natural gas contracts	—	—	—	(1)
Total	$(15)	$(21)	$(10)	$6
During the next 12 months, the amount of the June 30, 2013 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $10 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$12	$(7)	$9	$(7)	Cost of products sold
Natural gas contracts	—	(2)	—	(6)	Cost of products sold
Total	$12	$(9)	$9	$(13)

	Gain (Loss) Recognized				Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$—	$—	$2	$(3)	Cost of products sold
Embedded Derivatives	—	(1)	(1)	(2)	Interest expense, net
Foreign exchange contracts	(1)	2	(5)	(2)	Cost of products sold
Interest rate contracts	5	6	10	11	Interest expense, net
Total	$4	$7	$6	$4
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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$25	(a)	$7	(c)	$44	(d)	$21	(e)
Total derivatives designated as hedging instruments	$25		$7		$44		$21
Derivatives not designated as hedging instruments
Electricity contract	$1	(b)	$—		$—		$1	(f)
Embedded derivatives	—		1	(b)	—		—
Foreign exchange contracts	—		1	(b)	—		—
Interest rate contracts	—		—		—		1	(f)
Total derivatives not designated as hedging instruments	$1		$2		$—		$2
Total derivatives	$26		$9		$44		$23

(a)	Includes $8 million recorded in Other current assets and $17 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Includes $3 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $26 million recorded in Other accrued liabilities and $18 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Includes $20 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
The above contracts are subject to enforceable master netting arrangements that provide rights of offset with each counterparty when amounts are payable on the same date in the same currency or in the case of certain specified defaults. Management has made an accounting policy election to not offset the fair value of recognized derivative assets and derivative liabilities in the consolidated balance sheet. The amounts owed to the counterparties and owed to the Company are considered immaterial with respect to each counterparty and in the aggregate with all counterparties.
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $2 million and $18 million as of June 30, 2013 and December 31, 2012, respectively. The Company was not required to post any collateral as of June 30, 2013 or December 31, 2012. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Service cost	$47	$37	$95	$75
Interest cost	143	153	287	298
Expected return on plan assets	(182)	(189)	(364)	(373)
Actuarial loss	122	78	244	154
Amortization of prior service cost	9	8	17	16
Net periodic pension expense	$139	$87	$279	$170
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made a cash contribution of $31 million to the Pension Plan in the second quarter of 2013. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make an additional contribution in 2013. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $9 million for the six months ended June 30, 2013.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of June 30, 2013, 17.6 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Total stock-based compensation expense (selling and administrative)	$31	$13	$71	$44
Income tax benefits related to stock-based compensation	8	—	67	40
At June 30, 2013, $165 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	25.25% - 62.58%	24.75% - 55.33%	25.25% - 62.58%	24.75% - 55.33%
Risk-free interest rate	0.20% - 0.99%	0.12% - 0.42%	0.20% - 0.99%	0.12% - 0.42%
The following summarizes the activity for PSP for the six months ended June 30, 2013:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	8,660,855	$28.37
Granted	3,148,445	40.76
Shares Issued (a)	(3,057,113)	32.59
Forfeited	(217,773)	34.42
Outstanding at June 30, 2013	8,534,414	$31.28

(a)	Includes 150,895 units held for payout at the end of the performance period.
Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted in 2013 represent replacement options from a stock swap.
A summary of option activity under the plan as of June 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	9,136,060	$38.79
Granted	2,853	48.06
Exercised	(6,003,442)	38.40
Expired	(66,437)	36.93
Outstanding at June 30, 2013	3,069,034	$39.60	0.96	$14,466
All options were fully vested and exercisable as of June 30, 2013.
Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2013:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	151,549	$30.49
Granted	44,000	42.79
Shares Issued	(65,191)	33.48
Forfeited	(17,500)	37.75
Outstanding at June 30, 2013	112,858	$32.43

NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.
Sales by industry segment for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Industrial Packaging	$3,780	$3,450	$7,340	$6,565
Printing Papers	1,540	1,510	3,080	3,070
Consumer Packaging	855	780	1,685	1,590
Distribution	1,405	1,500	2,790	2,975
Corporate and Intersegment Sales	(245)	(163)	(470)	(468)
Net Sales	$7,335	$7,077	$14,425	$13,732
Operating profit by industry segment for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2013		2012		2013		2012
Industrial Packaging	$474	(a)	$260	(e)	829	(a)	$475	(e)
Printing Papers	76		104	(f)	225		250	(f)
Consumer Packaging	51	(b)	57	(g)	58	(b)	160	(g)
Distribution	—	(c)	5	(h)	(5)	(c)	3	(h)
Operating Profit	601		426		$1,107		888
Interest expense, net	(168)		(172)		(332)	(d)	(340)
Noncontrolling interests/equity earnings adjustment (i)	4		4		4		8
Corporate items, net	—		(3)		(22)		(35)
Restructuring and other charges	9		(9)		3		(25)
Non-operating pension expense	(83)		(42)		(167)		(79)
Earnings (loss) from continuing operations before income taxes and equity earnings	$363		$204		$593		$417
Equity earnings (loss), net of taxes – Ilim	$(34)		$(25)		$(45)		$15

(a)
Includes charges of $14 million for the three months ended June 30, 2013 and $26 million for the six months ended June 30, 2013 for the integration costs associated with the acquisition of Temple-Inland, gains of $13 million for the three months ended June 30, 2013 and $14 million for the six months ended June 30, 2013 for a bargain purchase adjustment on the first quarter 2013 acquisition of a majority share of our operations in Turkey, and charges of $2 million for the three months ended June 30, 2013 and $5 million for the six months ended June 30, 2013 for other items.

(b)
Includes charges of $1 million for the three months ended June 30, 2013 and $45 million for the six months ended June 30, 2013 for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.

(c)
Includes charges of $17 million for the three months ended June 30, 2013 and $24 million for the six months ended June 30, 2013 for costs associated with the restructuring of the Company's xpedx operations.

(d)	Includes a gain of $6 million for interest related to the settlement of an IRS tax audit.

(e)
Includes a charge of $62 million for the three months and six months ended June 30, 2012 to adjust the value of the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, charges of $35 million for the three months ended June 30, 2012 and $78 million for the six months ended June 30, 2012 for integration costs associated with the Temple-Inland acquisition, charges of $9 million for the three months and six months ended June 30, 2012 for costs associated with the announced third quarter 2012 divestiture of the Hueneme mill and two other containerboard mills, a charge of $1 million for the three months and six months ended June 30, 2012 related to the closure of the Etienne mill in France, and a charge of $20 million for the six months ended June 30, 2012 related to the write-up of the Temple-Inland inventory to fair value.

(f)
Includes a loss of $2 million for the three months ended June 30, 2012 and a loss of $1 million for the six months ended June 30, 2012 related to the acquisition of the majority interest in Andhra Pradesh Paper Mills Limited.

(g)	Includes a loss of $6 million for the three months ended June 30, 2012 and a gain of $1 million for the six months ended June 30, 2012 for adjustments related to the sale of the Shorewood business.

(h)
Includes charges of $12 million for the three months ended June 30, 2012 and $33 million for the six months ended June 30, 2012 for costs associated with the restructuring of the Company's xpedx operation.

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
EXECUTIVE SUMMARY
International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.64 in the second quarter of 2013, compared with 2013 first-quarter earnings of $0.65 and 2012 second-quarter earnings of $0.53. Diluted earnings per share attributable to International Paper common shareholders were $0.57 in the second quarter of 2013, compared with $0.71 in the first quarter of 2013 and $0.31 in the second quarter of 2012.
We delivered strong results in the 2013 second quarter, particularly in our Industrial Packaging segment which overall benefited from increased prices and seasonally higher volumes.   Our 2013 second quarter results also reflect the positive results generated by our Consumer Packaging segment as well our Brazil and European/Russian paper businesses. The 2013 second quarter includes the negative impact of a significant bad debt charge along with the non-cash impact of unfavorable foreign currency movements impacting the Ilim joint venture's results.
Volumes during the 2013 second quarter were higher compared with the 2013 first quarter largely due to seasonal volume increases in Industrial Packaging but also reflecting increased volumes in Consumer Packaging and the Brazil paper business.  Price realizations averaged higher than the previous quarter primarily due to price increases implemented during the second quarter in our North American Industrial Packaging business.  We successfully executed on our planned maintenance outages during the 2013 second quarter with the second quarter being the peak quarter in terms of cost.   Operating costs were favorable in the 2013 second quarter as we continue to control costs in a challenging business environment.   Input costs were flat relative to the 2013 first quarter. During the 2013 second quarter, we recorded a $28 million bad debt reserve associated with the bankruptcy of a large envelope company. Finally, the quarter was unfavorably impacted by a decrease in equity earnings from our Ilim joint venture in Russia, mainly due to unfavorable foreign currency movements on Ilim's US dollar denominated debt as well as start-up and ramp-up costs related to two major capital projects.
Looking ahead to the 2013 third quarter, we expect seasonally lower volume in our North American Industrial Packaging business including the impact of one less shipping day in the third quarter.  We should continue to see improving trends in the North American Consumer Packaging business.  Volumes in our European paper business should be stable with continued stress on the European packaging business due to ongoing economic uncertainty surrounding Western Europe.  We expect a seasonal volume increase in our Brazil paper business.  The 2013 second quarter containerboard price increase should drive increased price realization in the North American Industrial Packaging business but otherwise we expect price and mix to be relatively flat in the other businesses with continued pressure in Europe.  We anticipate increased wood costs to impact the North American paper business along with higher wood and energy costs impacting the European and Russian paper businesses.  Higher fiber prices will partially offset some of the benefits associated with the recent price increases in our North American Industrial Packaging business.   Planned maintenance outage costs will be significantly lower in the 2013 third quarter coming off peak maintenance cost in the 2013 second quarter.  For our Ilim joint venture, we expect a positive impact associated with the non-repeating second quarter unfavorable currency adjustment and a relatively flat operational quarter with a combination of continued ramp-up costs, but at a lower level, and pulp pricing pressure.
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

	Three Months Ended June 30,		Three Months Ended March 31,
	2013	2012	2013
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.64	$0.53	$0.65
Non-operating pension	(0.11)	(0.07)	(0.11)
Special items	(0.01)	(0.19)	0.11
Diluted Earnings (Loss) Per Share from Continuing Operations	0.52	0.27	0.65
Discontinued operations	0.05	0.04	0.06
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.57	$0.31	$0.71

RESULTS OF OPERATIONS
For the second quarter of 2013, International Paper Company reported net sales of $7.3 billion, compared with $7.1 billion in the first quarter of 2013 and $7.1 billion in the second quarter of 2012. The results of operations of Temple-Inland are included since the acquisition in February 2012.
Net earnings attributable to International Paper totaled $259 million, or $0.57 per share, in the 2013 second quarter. This compared with $134 million, or $0.31 per share, in the second quarter of 2012 and $318 million, or $0.71 per share, in the first quarter of 2013.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$118
$123
$4
($27)
($7)
($25)
$4
($20)
($9)
$3
$10
($22)
$83
$235
Second Quarter 2012
Price
Volume
Temple-Inland Impact
Cost/Operations/Mix
Raw Materials and Freight
Corporate Items / Other
Bad Debt
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Second Quarter 2013

Earnings from continuing operations attributable to International Paper Company were $235 million in the second quarter of 2013 compared with $118 million in the second quarter of 2012 and $292 million in the first quarter of 2013. Compared with the second quarter of 2012, earnings in the 2013 second quarter benefited from higher average sales price realizations ($123 million), higher sales volumes ($4 million), lower corporate and other items ($4 million), lower net interest expense ($3 million), and lower tax expense ($10 million) reflecting a lower estimated tax rate. These benefits were offset by the net impact of the divestiture of three containerboard mills in 2012 and step-up depreciation recorded for Temple-Inland in 2013 ($27 million), the net impact of a less favorable mix of products sold and higher operating costs ($7 million), higher raw material and freight costs ($25 million), a provision for a bad debt related to a large envelope customer ($20 million) and higher non-operating pension expense ($22 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $9 million lower in the 2013 second quarter than in the 2012 second quarter. Net special items were a loss of $2 million in the 2013 second quarter, compared with a loss of $85 million in the 2012 second quarter.
Compared with the first quarter of 2013, earnings benefited from higher average sales price realizations ($32 million), higher sales volumes ($43 million), a more favorable mix of products sold and lower operating costs ($51 million), lower corporate and other items ($21 million) and lower net interest expense ($2 million). These benefits were offset by higher mill outage costs ($67 million), higher raw material and freight costs ($1 million), a provision for a bad debt related to a large envelope customer ($20 million) and higher tax expense ($42 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $23 million versus the 2013 first quarter. Net special items were a loss of $2 million in the 2013 second quarter, compared with a gain of $51 million in the 2013 first quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2013	2012	2013
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$235	$118	$292
Add back (deduct):
Income tax provision (benefit)	94	57	(69)
Equity (earnings) loss, net of taxes	36	26	10
Noncontrolling interests, net of taxes	(2)	3	(3)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	363	204	230
Interest expense, net	168	172	164
Noncontrolling interests / equity earnings included in operations	(4)	(4)	—
Corporate items	—	3	22
Special items	(9)	9	6
Non-operating pension expense	83	42	84
	$601	$426	$506
Industry Segment Operating Profit:
Industrial Packaging	$474	$260	$355
Printing Papers	76	104	149
Consumer Packaging	51	57	7
Distribution	—	5	(5)
Total Industry Segment Operating Profit	$601	$426	$506

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$426
$181
$6
($40)
($11)
($37)
($28)
($2)
$106
$601
Second Quarter 2012
Price
Volume
Temple-Inland Impact
Cost/Operations/Mix
Raw Materials and Freight
Bad Debt
Other
Special Items
Second Quarter 2013

Total industry segment operating profits of $601 million in the 2013 second quarter were higher than the $426 million in the 2012 second quarter and the $506 million in the 2013 first quarter. Compared with the second quarter of 2012, operating profits in the current quarter benefited from higher average sales price realizations ($181 million) and higher sales volumes ($6 million). These benefits were offset by the net impact of the divestiture of three containerboard mills in 2012 and step-up depreciation recorded for Temple-Inland in 2013 ($40 million), the net impact of a less favorable mix of products sold and higher operating costs ($11 million), higher raw material and freight costs ($37 million), a provision for a bad debt related to a large envelope customer ($28 million) and higher other costs ($2 million). Special items were a loss of $21 million in the 2013 second quarter, compared with a loss of $127 million in the 2012 second quarter.
Compared with the first quarter of 2013, operating profits benefited from higher average sales price realizations ($40 million), higher sales volumes ($55 million), a more favorable mix of products sold and lower operating costs ($64 million) and lower other items ($6 million). These benefits were offset by higher mill outage costs ($85 million), higher raw material and freight costs ($1 million) and a provision for a bad debt related to a large envelope customer ($28 million). Special items were a loss of $21 million in the 2013 second quarter, compared with a loss of $65 million in the 2013 first quarter.
During the 2013 second quarter, International Paper took approximately 225,000 tons of downtime of which approximately 1,000 tons were market-related compared with approximately 393,000 tons of downtime, which included about 161,000 tons that were market-related, in the 2012 second quarter. During the 2013 first quarter, International Paper took approximately 252,000 tons of downtime of which approximately 53,000 tons were market-related. In addition, the Company permanently shutdown a paper machine at our Augusta, Georgia mill which reduced capacity by approximately 35,000 tons during the second quarter of 2013 and 13,000 tons during the first quarter of 2013. Market-related downtime is taken to balance internal supply with our customer demand to help manage inventory levels, while maintenance downtime, which makes up the majority of the difference between total downtime and market-related downtime, is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2013	2012	2013	2012
Industrial Packaging
Corrugated Packaging (b)	2,679	2,795	5,228	5,257
Containerboard (b)	861	828	1,719	1,577
Recycling	580	597	1,161	1,134
Saturated Kraft	49	45	89	83
Gypsum/Release Kraft (b)	36	31	66	52
Bleached Kraft	40	32	71	55
European Industrial Packaging (c)	332	260	671	526
Asian Box	101	100	201	198
Brazilian Packaging (d)	82	—	123	—
Industrial Packaging	4,760	4,688	9,329	8,882
Printing Papers
U.S. Uncoated Papers	624	637	1,254	1,322
European and Russian Uncoated Papers (f)	339	311	668	622
Brazilian Uncoated Papers	279	295	543	569
Indian Uncoated Papers	57	47	117	126
Uncoated Papers	1,299	1,290	2,582	2,639
Market Pulp (e)	427	356	859	741
Consumer Packaging
North American Consumer Packaging	410	388	779	761
European Coated Paperboard	90	88	181	185
Asian Coated Paperboard	338	240	698	477
Consumer Packaging	838	716	1,658	1,423

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
(f) Volumes for the three months and six months ended June 30,2 013 were revised subsequent to the press release issued July 25, 2013.
Discontinued Operations
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division, which included 15 manufacturing facilities, to Georgia-Pacific Building Products, LLC for $710 million in cash, subject to customary closing adjustments.
On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash. Accordingly, the Del-Tin assets (which included a manufacturing facility) were excluded from the sale to Georgia-Pacific and the purchase price under our sale agreement with Georgia-Pacific was adjusted from $750 million to $710 million.
The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $774 million and $759 million at June 30, 2013 and December 31, 2012, respectively, are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at June 30, 2013 and December 31, 2012. Included in these amounts are $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $54 million and $44 million at June 30, 2013 and December 31, 2012, respectively, are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at June 30, 2013 and December 31, 2012.

Income Taxes
An income tax provision of $94 million was recorded for the 2013 second quarter. Excluding a benefit of $10 million related to the tax effects of special items and a benefit of $32 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30% for the quarter.
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
An income tax provision of $57 million was recorded for the 2012 second quarter. Excluding a benefit of $51 million related to the tax effects of special items and a benefit of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2013 second quarter was $168 million compared with $164 million in the 2013 first quarter and $172 million in the 2012 second quarter. The net interest expense for the 2013 first quarter includes interest income of $6 million related to the settlement of a U.S. federal income tax audit.
Corporate items, net, of $0 million in the 2013 second quarter were lower than the $22 million of net expense in the 2013 first quarter and the $3 million of net expense in the 2012 second quarter.
Restructuring and Other Charges
2013: During the three months ended June 30, 2013, restructuring and other charges totaling a gain of $4 million before taxes ($2 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$3	$2
Insurance reimbursements	(30)	(19)
xpedx restructuring	17	10
Other	6	5
Total	$(4)	$(2)
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
Also during the three months ended June 30, 2012, the Company recorded a pre-tax charge of $6 million ($4 million after taxes) to adjust the previously estimated loss on the sale of the Company's Shorewood business.
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
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the second quarter of 2013.
Industrial Packaging

	2013			2012
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,780	$3,560	$7,340	$3,450	$3,115	$6,565
Operating Profit	474	355	829	260	215	475
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012 and the results of the Brazil Packaging business from the date of acquisition in January 2013. In addition, due to the acquisition of a majority share of Olmuksa International Paper Sabanci Ambalaj Sanayi Ve Ticaret A.S., (now called Olmuksan International Paper or Olmuksan) net sales for our corrugated packaging business in Turkey are included in the business segment totals beginning in the first quarter of 2013 and operating profits reflect a higher ownership percentage than in previous years. Net sales for the second quarter of 2013 were 6% higher than in the first quarter of 2013 and 10% higher than in the second quarter of 2012. Operating profits in the second quarter of 2013 included charges of $14 million for integration costs associated with the Temple-Inland acquisition, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, charges of $1 million related to the acquisition of the Brazil Packaging operations and charges of $1 million related to the restructuring of the Company's Packaging business in Europe. Operating profits in the first quarter of 2013 included charges of $12 million for integration costs associated with the Temple-Inland acquisition, charges of $1 million for costs associated with the third-quarter 2012 divestiture of three containerboard mills and a net charge of $1 million for costs associated with the acquisition in Turkey. Operating profits in the second quarter of 2012 included a charge of $62 million to adjust the value of the long-lived assets of the Hueneme mill to their fair value in anticipation of its divestiture, charges of $35 million for integration costs associated with the Temple-Inland acquisition, charges of $9 million for costs associated with the third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills and a charge of $1 million related to the 2009 closure of the Etienne mill in France. Excluding these items, operating profits in the second quarter of 2013 were 29% higher than in the first quarter of 2013 and 30% higher than in the second quarter of 2012.
North American Industrial Packaging net sales were $3.2 billion in the second quarter of 2013 compared with $3.0 billion in the first quarter of 2013 and $3.0 billion in the second quarter of 2012. Operating profits were $454 million ($468 million excluding Temple-Inland integration costs) in the second quarter of 2013 compared with $337 million ($350 million excluding Temple-Inland integration costs and mill divestiture costs) in the first quarter of 2013 and $248 million ($354 million excluding Temple-Inland acquisition costs and mill divestiture costs) in the second quarter of 2012.
Sales volumes in the second quarter of 2013 were higher than in the first quarter of 2013, reflecting two additional shipping days and seasonally higher demand for packaging in the agricultural markets. Domestic containerboard shipments were flat while export shipments increased. Total maintenance and market-related downtime decreased about 97,000 tons. Maintenance downtime decreased 68,000 tons to 99,000 tons in the second quarter of 2013 while market-related downtime decreased to zero tons from 29,000 tons in the first quarter of 2013. Average sales price realizations increased for boxes, reflecting the implementation of an announced price increase and the impact of seasonally strong sales to the agricultural market. Domestic containerboard sales price realizations increased due to the implementation of a price increase announced in April. Export containerboard sales prices were also higher. Input cost increases for recycled fiber and energy were more than offset by lower costs for wood and wax. Planned maintenance downtime costs were $3 million higher in the 2013 second quarter compared with the 2013 first quarter. Operating costs were favorable.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 were slightly higher overall reflecting a slight decline for boxes, more than offset by higher export containerboard shipments. Domestic containerboard shipments were flat. Average sales price realizations were higher due to sales price increases for boxes and domestic containerboard that were implemented in the second half of 2012 and the first half of 2013 as well as higher sales prices for export containerboard shipments. Input costs for recycled fiber decreased, but this benefit was more than offset by higher energy costs. Planned maintenance downtime costs were $9 million higher in the second quarter of 2013. The business took about 236,000 tons of total downtime in the second quarter of 2012 of which about 94,000 tons were maintenance downtime and about 142,000 were market-related.
Entering the third quarter of 2013, sales volumes are expected to be seasonally lower for boxes and containerboard sales volumes are also expected to be lower. Average sales price realizations are expected to improve reflecting the continued implementation of announced price increases for containerboard and boxes. Input costs are expected to be stable. Planned maintenance downtime costs should be about $33 million lower with outages planned at five mills.
European Industrial Packaging net sales were $310 million in the second quarter of 2013 compared with $320 million in the first quarter of 2013 and $255 million in the second quarter of 2012. Net sales in 2013 include the sales of our packaging operations in Turkey which are now fully consolidated. Operating profits were $20 million ($8 million excluding a gain on a bargain purchase adjustment on our acquisition in Turkey and costs associated with the restructuring of the Company's Packaging business in Europe) in the second quarter of 2013 compared with $17 million ($18 million excluding acquisition and restructuring costs) in the first quarter of 2013 and $11 million ($12 million excluding closure costs) in the second quarter of 2012.
Sales volumes in the second quarter of 2013 were lower than in the first quarter of 2013 due to seasonally weaker demand in the agricultural market in Morocco, poor agricultural market demand caused by unfavorable weather in France and Italy, and the impact of soft economic conditions in Europe. Average sales margins decreased reflecting our inability to recover increased containerboard costs due to market pressures on sales prices. Other input costs were lower, primarily for energy. Insurance settlements of $3 million and $5 million were recorded in the second quarter of 2013 and first quarter of 2013, respectively, related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 were lower reflecting stable, but weak, demand for industrial packaging in Europe and decreased agricultural packaging demand in France, partially offset by strong demand in Morocco and Turkey. Average sales margins decreased significantly due to input costs for containerboard rising ahead of box sales price increases. Input costs for energy were slightly higher. Operating costs in the second quarter of 2012 included $4 million for insurance deductibles related to the earthquakes in Northern Italy.
Looking ahead to the third quarter of 2013, sales volumes are expected to be seasonally lower. Average sales margins are expected to improve as box price increases are realized and costs for containerboard stabilize. Input costs for energy should be slightly lower.
Brazilian Industrial Packaging includes the results of Orsa International Paper Embalagens S.A., a corrugated packaging producer in which International Paper acquired a 75% share in January 2013. Net sales were $100 million in the second quarter of 2013 compared with $45 million in the first quarter of 2013. Operating profits were $0 million ($1 million excluding acquisition costs) in the second quarter of 2013 compared with $1 million in the first quarter of 2013. Compared with the first quarter of 2013, sales volumes in the second quarter of 2013 were about flat on a monthly basis, but were higher in the second quarter because the first quarter did not include a full three months of activity. Average sales prices were slightly higher. Operating profits in the third quarter of 2013 are expected to increase reflecting the implementation of a box sales price increase and other operational improvements.
Asian Industrial Packaging net sales for the packaging operations were $100 million in the second quarter of 2013 compared with $95 million in the first quarter of 2013 and $100 million in the second quarter of 2012. Operating profits for the packaging operations were losses of $1 million in both the second quarter and first quarter of 2013 compared with a gain of $1 million in the second quarter of 2012. Operating profits in both the second and first quarters of 2013 were negatively impacted by bad debt expenses.
Net sales for the distribution operations were $80 million in the second quarter of 2013 compared with $75 million in the first quarter of 2013 and $60 million in the second quarter of 2012. Operating profits for the distribution operations were $1 million in the second quarter of 2013, $1 million in the first quarter of 2013 and $0 million in the second quarter of 2012.
Compared with the first quarter of 2013, sales volumes for the packaging business were slightly higher in the second quarter of 2013 reflecting a seasonal increase in demand while average sales margins were lower reflecting an unfavorable sales mix. Operating profits in the third quarter of 2013 are expected to improve from the second quarter of 2013 primarily due to increased market demand.
Printing Papers

	2013			2012
In millions	2nd Quarter	1st Quarter	YTD	2nd Quarter	1st Quarter	YTD
Sales	$1,540	$1,540	$3,080	$1,510	$1,560	$3,070
Operating Profit	76	149	225	104	146	250
Printing Papers net sales for the second quarter of 2013 were even with the first quarter of 2013 and 2% higher than in the second quarter of 2012. Operating profits included a $2 million charge in the second quarter of 2012 associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited. Excluding this item, operating profits in the second quarter of 2013 were 49% lower than in the first quarter of 2013 and 28% lower than in the second quarter of 2012.
North American Printing Papers net sales were $645 million in the second quarter of 2013 compared with $645 million in the first quarter of 2013 and $670 million in the second quarter of 2012. Operating profits were a loss of $8 million in the second quarter of 2013 and earnings of $63 million in the first quarter of 2013 and $69 million in the second quarter of 2012.
Sales volumes in the second quarter of 2013 decreased slightly compared with the first quarter of 2013. Average domestic sales price realizations were slightly lower, while sales prices to export markets were stable. Input costs were slightly favorable as lower energy and chemicals costs were partially offset by higher wood costs. Planned maintenance downtime costs were $38 million higher with outages at the Eastover, Ticonderoga and Riverdale mills in the second quarter of 2013 compared with an outage at the Georgetown mill in the first quarter of 2013. Additionally, in the second quarter the business established a $28 million reserve to cover potential exposure related to outstanding accounts receivable from a large envelope customer due to their filing for bankruptcy protection in June 2013.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 were lower. Average sales price realizations were lower in both the domestic and export markets. In addition, average sales margins were negatively impacted by the geographic mix which included a higher proportion of sales to lower-margin export markets. Input costs were higher for wood and energy. Operating costs also increased. Planned maintenance downtime costs were $3 million higher than in the second quarter of 2012.
Entering the third quarter of 2013, sales volumes are expected to be lower for domestic uncoated freesheet paper, but the decrease should be more than offset by higher shipments to export markets. Average sales price realizations are expected to be stable in the domestic market and slightly declining in the export markets. Input costs are expected to increase. Planned maintenance downtime costs should be $40 million lower with an outage scheduled at the Eastover mill. Operating profits will also improve due to the non-recurrence of the bad debt expense.
European Printing Papers net sales were $360 million in the second quarter of 2013, compared with $365 million in the first quarter of 2013 and $335 million in the second quarter of 2012. Operating profits were $31 million in the second quarter of 2013 compared with $54 million in the first quarter of 2013 and $20 million in the second quarter of 2012.
Compared with the first quarter of 2013, sales volumes in the second quarter of 2013 were seasonally higher in Russia, while sales volumes in Europe decreased slightly due to continuing poor economic conditions. Average sales price realizations for uncoated freesheet paper were stable in both Europe and Russia. Input costs, primarily for wood, were higher. Planned maintenance downtime costs were $20 million higher in the second quarter of 2013 due to outages at the Svetogorsk and Kwidzyn mills compared with no outages in the 2013 first quarter. Manufacturing operating costs were slightly favorable reflecting strong performance at all three mills.
Sales volumes in the second quarter of 2013 were higher in Russia, but lower in Europe compared with the second quarter of 2012. Average sales price realizations for uncoated freesheet paper decreased in both Russia and Europe due to weak economic conditions and soft market demand. Input costs for energy and wood in Russia were higher, but were more than offset by lower wood, energy and chemical costs in Europe. Planned maintenance downtime costs were $13 million lower in the second quarter of 2013 compared with the second quarter of 2012 although outages occurred at the same mills in both periods. Manufacturing operating costs were also lower.
Looking forward to the third quarter of 2013, sales volumes are expected to be seasonally stronger in Russia, but will be flat in Europe. Average sales price realizations are expected to continue to erode for uncoated freesheet paper. Input costs will increase due to higher wood and energy costs. Planned maintenance downtime costs should be $17 million lower.
Brazilian Printing Papers net sales were $270 million in the second quarter of 2013 compared with $260 million in the first quarter of 2013 and $285 million in the second quarter of 2012. Operating profits were $59 million in the second quarter of 2013, $45 million in the first quarter of 2013 and $51 million in the second quarter of 2012.
Sales volumes in the second quarter of 2013 were higher than in the first quarter of 2013 primarily due to seasonally stronger demand for uncoated freesheet paper in the Brazilian domestic market. Export volumes were also better due to increased sales to Latin American and overseas markets. Average sales price realizations increased for paper in the Brazilian market reflecting the further realization of price increases for both cutsize and offset paper. Average sales price realizations in export markets increased overall, but varied by region. Average sales margins were positively impacted by the geographic mix. Input costs were higher for energy and wood. Manufacturing operating costs were slightly higher, primarily due to higher maintenance costs. Planned maintenance downtime costs were $1 million higher in the second quarter of 2013 with an outage at the Tres Lagoas mill compared with no outages in the first quarter of 2013.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 increased for uncoated freesheet paper in the Brazilian domestic market, but were more than offset by lower export shipments. Average sales price realizations improved for domestic uncoated freesheet paper and for pulp, but decreased for exported paper. Input costs were higher for wood, purchased pulp and chemicals, but energy costs were lower. Planned maintenance downtime costs were about the same with outages at the Tres Lagoas mill in both periods.
Entering the third quarter of 2013, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian domestic and Latin American export markets. Average sales margins should improve due to an increased proportion of sales to the higher-margin domestic market. Planned maintenance downtime costs should be $7 million higher with an outage planned at the Mogi Guacu mill.
Indian Printing Papers net sales were $45 million in the second quarter of 2013 compared with $50 million in the first quarter of 2013 and $35 million in the second quarter of 2012. Operating profits were a loss of $3 million in the second quarter of 2013 compared with losses of $4 million in the first quarter of 2013 and $10 million ($8 million excluding acquisition costs) in the second quarter of 2012. Compared with the first quarter of 2013, operating results in the second quarter of 2013 reflect lower sales volumes, but higher average sales price realizations. Input costs increased for wood and planned maintenance downtime costs were slightly higher due to an outage at the Kadiam mill. In the third quarter of 2013, both sales volumes and average sales price realizations are expected to increase. However, these benefits will be more than offset by seasonally higher wood costs and an increase of about $5 million for planned maintenance downtime costs for an outage at the Rajahmundry mill.
Asian Printing Papers net sales were $15 million in the second quarter of 2013 compared with $25 million in the first quarter of 2013 and $25 million in the second quarter of 2012. Operating profits were about breakeven in all periods presented.

U.S. Market Pulp net sales were $205 million in the second quarter of 2013 compared with $195 million in the first quarter of 2013 and $160 million in the second quarter of 2012. Operating profits were a loss of $3 million in the second quarter of 2013 compared with losses of $9 million in the first quarter of 2013 and $26 million in the second quarter of 2012.
Sales volumes were down in the second quarter of 2013 compared with the first quarter of 2013 reflecting lower shipments of market pulp, partially offset by higher shipments of fluff pulp due to the ramp up of the Franklin mill to full fluff pulp production. Average sales price realizations for fluff pulp were relatively flat, but increased for market pulp. Input costs were flat. Planned maintenance downtime costs in the second quarter of 2013 were $3 million higher with outages at the Eastover, Pensacola and Riegelwood mills compared with an outage at the Georgetown mill in the first quarter of 2013. Operating costs were flat.
Compared with the second quarter of 2012, sales volumes were higher in the second quarter of 2013. Average sales price realizations were lower for fluff pulp, but were higher for market pulp. Input costs were higher for wood and chemicals. Planned maintenance downtime costs were $3 million higher. Operating costs were significantly lower, primarily due to higher start-up costs at the Franklin mill in the second quarter of 2012.
Entering the third quarter of 2013, sales volumes are expected to be flat, however, average sales price realizations are expected to improve reflecting the realization of an announced price increase for fluff pulp. Input costs are expected to be flat. Planned maintenance downtime costs should be $1 million higher with an outage scheduled at the Franklin mill.
Consumer Packaging

	2013			2012
In millions	2nd Quarter	1st Quarter	YTD	2nd Quarter	1st Quarter	YTD
Sales	$855	$830	$1,685	$780	$810	$1,590
Operating Profit	51	7	58	57	103	160
Consumer Packaging net sales in the second quarter of 2013 were 3% higher than in the first quarter of 2013 and 10% higher than in the second quarter of 2012. Operating profits in the second quarter of 2013 and first quarter of 2013 included charges of $1 million and $44 million, respectively, related to the permanent shutdown of a paper machine at our Augusta, Georgia mill. Operating profits in the second quarter of 2012 included charges of $6 million related to the sale of the Shorewood business. Excluding these items, operating profits in the second quarter of 2013 were 2% higher than in the first quarter of 2013 and 17% lower than in the second quarter of 2012.
North American Consumer Packaging net sales in the second quarter of 2013 were $505 million compared with $460 million in the first quarter of 2013 and $495 million in the second quarter of 2012. Operating profits were $32 million ($33 million excluding paper machine shutdown costs) in the second quarter of 2013 compared with a loss of $22 million (a gain of $22 million excluding paper machine shutdown costs) in the first quarter of 2013 and $31 million ($37 million excluding costs associated with the sale of the Shorewood business) in the second quarter of 2012.
Coated Paperboard sales volumes in the second quarter of 2013 were higher than in the first quarter of 2013 reflecting improving market demand and successful new business development. The business took no market-related downtime in the second quarter of 2013 compared with 23,000 tons of market-related downtime in the first quarter of 2013. Average sales price realizations improved primarily for cupstock and folding carton board. Input costs were higher as increased energy and chemicals costs were partially offset by lower wood costs. Planned maintenance downtime costs were $12 million higher in the 2013 second quarter with outages at the Riegelwood and Texarkana mills compared with no outages in the 2013 first quarter. Operating costs were lower primarily related to the resolution of some reliability issues that occurred in the first quarter at the Augusta mill.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 increased. The permanent shutdown of a paper machine at the Augusta mill in the first quarter of 2013 reduced capacity by 35,000 tons in the second quarter of 2013 compared with the second quarter of 2012. In addition, the business took 18,000 tons of market-related downtime in the second quarter of 2012. Average sales price realizations were significantly lower. Input costs for energy were higher, but were offset by lower chemical and wood costs. Planned maintenance downtime costs were $6 million lower in the 2013 second quarter compared with the 2012 second quarter. Operating costs were lower due to improved operations.
Foodservice sales volumes in the second quarter of 2013 were higher than in the first quarter of 2013 mainly due to seasonally higher cold cup sales. Average sales price realizations decreased slightly, however, average sales margins were helped by a favorable customer mix. Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 were slightly lower reflecting softer market demand. Average sales margins improved due to lower input costs for board and resins and favorable customer mix.

Looking forward to the third quarter of 2013, coated paperboard sales volumes are expected to be flat. Average sales margins are expected to increase due to the further price realization. Planned maintenance downtime costs should be $10 million lower than in the 2013 second quarter with no significant outages scheduled. Input costs are expected to be flat. Foodservice sales volumes are expected to be slightly higher while average sales margins are expected to be flat.
European Consumer Packaging net sales were $95 million in the second quarter of 2013 compared with $95 million in the first quarter of 2013 and $90 million in the second quarter of 2012. Operating profits in the second quarter of 2013 were $18 million compared with $32 million in the first quarter of 2013 and $21 million in the second quarter of 2012.
Sales volumes in the second quarter of 2013 compared with the first quarter of 2013 were flat as higher sales volumes in Russia were offset by lower volumes in Europe. Despite pricing pressures, average sales margins were stable. Input costs, primarily for wood, were slightly higher. Planned maintenance downtime costs were $7 million higher in the second quarter of 2013 with outages at the Kwidzyn and Svetogorsk mills compared with no outages in the first quarter of 2013. Operating costs were higher. Compared with the second quarter of 2012, sales volumes were slightly higher. Average sales margins improved reflecting higher sales price realizations and a more favorable mix. Planned maintenance downtime costs were $4 million higher in the second quarter of 2013. Input costs were about flat, while operating costs were lower.
Entering the third quarter of 2013, sales volumes are expected to be flat, but average sales price realizations, particularly in Russia, are expected to be lower. Planned maintenance downtime costs will be $7 million lower with no outages scheduled in the third quarter. Input costs are expected to be flat as higher wood and energy costs in Russia will be offset by lower costs in Europe.
Asian Consumer Packaging net sales were $255 million in the second quarter of 2013, $275 million in the first quarter of 2013 and $195 million in the second quarter of 2012. Operating profits were $1 million in the second quarter of 2013 compared with a loss of $3 million in the first quarter of 2013 and a gain of $5 million in the second quarter of 2012. Compared with the first quarter of 2013, sales volumes decreased while average sales price realizations increased. Operating profits also benefited from a favorable foreign exchange impact. Compared with the second quarter of 2012, operating profits declined reflecting competitive pressure on sales prices which squeezed margins and created an unfavorable product mix.
Looking ahead to the third quarter of 2013, sales volumes are expected to increase slightly while profits will be impacted by squeezed margins due to sales price pressures and increasing pulp costs.
Distribution

	2013			2012
In millions	2nd Quarter	1st Quarter	YTD	2nd Quarter	1st Quarter	YTD
Sales	$1,405	$1,385	$2,790	$1,500	$1,475	$2,975
Operating Profit	—	(5)	(5)	5	(2)	3
Distribution net sales in the second quarter of 2013 were 1% higher than in the first quarter of 2013 and 6% lower than in the second quarter of 2012. Operating profits included $17 million, $7 million and $12 million in the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the second quarter of 2013 were significantly higher than in the first quarter of 2013 and even with the second quarter of 2012.
Sales of papers and graphic arts products in the second quarter of 2013 totaled $800 million compared with $800 million in the first quarter of 2013 and $860 million in the second quarter of 2012. Trade margins as a percent of sales for printing papers were even with the first quarter of 2013 and decreased from the second quarter of 2012 due to a change in mix. Packaging sales were $390 million in the second quarter of 2013, compared with $380 million in the first quarter of 2013 and $400 million in the second quarter of 2012. Trade margins as a percent of sales for packaging products were down from the first quarter of 2013, but up from the second quarter of 2012 reflecting a change in mix. Sales of facility solutions products totaled $215 million in the second quarter of 2013, compared with $205 million in the first quarter of 2013 and $240 million in the second quarter of 2012.
Operating profits before reorganization costs in the second quarter of 2013 were $15 million higher than in the first quarter of 2013. Increased sales volumes and lower operating expenses led to the higher earnings. Operating profits before reorganization costs in the second quarter of 2013 were even with the second quarter of 2012.
Looking ahead to the 2013 third quarter, operating results are expected to be flat to slightly higher due to seasonal volume increases and incremental cost reductions as a result of strategic and other cost reduction initiatives.

Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity losses, net of taxes, of $34 million in the second quarter of 2013, $11 million in the first quarter of 2013 and $25 million in the second quarter of 2012. In the second quarter of 2013, the after-tax foreign exchange impact was a loss of $23 million on the remeasurement of U.S. dollar-denominated debt compared with a loss of $11 million in the first quarter of 2013. Compared with the first quarter of 2013, sales volumes in the second quarter of 2013 were flat overall as increased sales of softwood pulp to China and paper to the domestic Russian market were offset by lower sales of containerboard and hardwood pulp to China. Average sales price realizations for export sales to China were higher for softwood pulp, hardwood pulp and containerboard. Input costs for wood were seasonally higher, but were partially offset by lower electricity and gas costs. Operating profits were impacted during the 2013 second quarter by costs associated with the start-up and ramp-up of the new pulp line at the Bratsk mill and the coated and uncoated freesheet paper capacity at the Koryazhma mill.
Compared with the second quarter of 2012, sales volumes in the second quarter of 2013 were lower for sales of hardwood pulp and containerboard to China and for sales of softwood pulp and containerboard in Russia. Average sales price realizations were higher for both pulp and containerboard in the domestic market, while average sales price realizations in the Chinese export market increased for hardwood pulp, but decreased for softwood pulp. Input costs increased for wood, energy and freight. A foreign exchange loss of $41 million on the remeasurement of U.S. dollar-denominated debt was recorded in the second quarter of 2012.
Looking forward to the third quarter of 2013, sales volumes are expected to be higher as a result of the on-going ramp-ups of the new equipment. Average sales price realizations are expected to be flat. Input costs are expected to seasonally decrease for wood, but electricity and gas costs will increase. Earnings will continue to be negatively impacted by costs associated with completing the ramp-up of the new pulp line at the Bratsk mill and the coated and uncoated freesheet capacity at the Koryazhma mill.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $1.2 billion for the first six months of 2013, compared with $1.4 billion for the comparable 2012 six-month period. Earnings from operations adjusted for non-cash charges and the cash pension plan contributions were $1.6 billion for the first six months of 2013 compared to $1.4 billion for the first six months of 2012. Cash used for working capital components totaled $394 million for the first six months of 2013 compared to cash provided of $47 million for the comparable 2012 six-month period.
The Company generated free cash flow of approximately $752 million and $619 million in the first six months of 2013 and 2012, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2013	2012
Cash provided by continuing operations	$1,239	$1,411
Adjustments:
Cash invested in capital projects	(488)	(705)
Cash contribution to pension plan	31	44
Insurance reimbursement for Guaranty Bank settlement	(30)	—
Cash received from unwinding a timber monetization	—	(251)
Change in control payments related to Temple-Inland acquisition	—	120
Free Cash Flow	$752	$619
Investments in capital projects totaled $488 million in the first six months of 2013 compared to $705 million in the first six months of 2012. Full-year 2013 capital spending is currently expected to be approximately $1.4 billion, or about 93% of depreciation and amortization expense for our current businesses.

Amounts related to early debt extinguishment during the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2013	2012	2013	2012
Early debt reductions (a)	$32	$406	$58	$436
Pre-tax early debt extinguishment costs (b)	3	10	9	26

(a)
Reductions related to notes with interest rates ranging from 5.20% to 7.95% with original maturities from 2018 to 2027 and from 1.63% to 7.95% with original maturities from 2017 to 2018 for the three months ended June 30, 2013 and 2012, respectively, and 5.20% to 7.95% with original maturities from 2014 to 2027 and from 1.63% to 7.95% with original maturities from 2012 to 2018 for the six months ended June 30, 2012.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.
Financing activities for the first six months of 2013 included an $8 million net increase in debt versus a $784 million net increase in debt during the comparable 2012 six-month period.
In February 2012, International Paper issued a $1.2 billion term loan with an initial interest rate of LIBOR plus a margin of 138 basis points that varied depending on the credit rating of the Company and a $200 million term loan with an interest rate of LIBOR plus a margin of 175 basis points, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. International Paper has fully repaid the $1.2 billion term loan.
Subsequent to June 30, 2013, International Paper made early debt repayments of approximately $98 million with interest rates ranging from 5.45% to 6.45% with original maturities from 2022 to 2033. On July 19, 2013, International Paper, elected to redeem, on August 20, 2013, a $300 million note with an interest rate of 7.40% and original maturity in 2014. International Paper estimates early debt extinguishment costs are expected to be approximately $17 million.
During the first six months of 2013, International Paper issued approximately 6.0 million shares of common stock and used 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $243 million of cash. Also in the first six months of 2013, International Paper acquired 1.2 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $51 million. During the first six months of 2012, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $21 million of cash. Also in the first six months of 2012, International Paper acquired 1.1 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $35 million. Cash dividend payments related to common stock totaled $272 million and $237 million for the first six months of 2013 and 2012, respectively. Dividends were $0.6000 per share and $0.5250 per share for the first six months in 2013 and 2012, respectively.
At June 30, 2013, contractual obligations for future payments of debt maturities by calendar year were as follows: $463 million in 2013; $733 million in 2014; $470 million in 2015; $500 million in 2016; $229 million in 2017; $1,908 million in 2018; and $5,823 million thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
At June 30, 2013, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($1.0 billion available at June 30, 2013). On January 9, 2013, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2013 to January 2014. The amended agreement has a facility fee of 0.35% payable monthly. At March 31, 2013, International Paper had $60 million of borrowings under the receivable securitization facility at a rate of 0.95% payable monthly. The borrowings under this receivable securitization facility were repaid in April 2013.
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. Also as a result of International Paper taking majority control of the entity, Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. The fair value was estimated by applying the discounted cash flow approach, using a 13% discount rate, long-term sustainable growth rates ranging from 6% to 9% and a corporate tax rate of 20%. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified to Net bargain purchase gain on acquisition of business from accumulated other comprehensive income.
The preliminary purchase price allocation indicates that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest is less than the fair value of the underlying assets by $22 million , resulting in a bargain purchase price gain being recorded on this transaction.
The $17 million reclassification of the cumulative translation balance and $18 million of the estimated bargain purchase gain were recorded in the 2013 first-quarter earnings. The $9 million gain resulting from the measurement of the previously held equity interest and an additional $4 million bargain purchase gain were recorded in 2013 second-quarter earnings and are included in the Net bargain purchase gain on acquisition of business line item in the accompanying consolidated statement of operations.
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
Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.
The value of International Paper's investment in Orsa IP is approximately $465 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the complex organizational structure of Orsa IP's operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Orsa IP's operating results on a one-month lag basis.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would not be material and could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.
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
The Company has included in its 2012 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2013.
Pension Accounting
Net pension expense totaled approximately $279 million for International Paper’s U.S. plans for the six months ended June 30, 2013, or about $109 million more than the pension expense for the first six months of 2012. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 4.10% in 2013 from 5.10% in 2012 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $2 million and $1 million for the first six months of 2013 and 2012, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2013, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.0 billion, consisting of approximately 48% equity securities, 32% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a $31 million contribution to the Pension Plan in the second quarter of 2013. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make an additional contribution in 2013. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $33 million in 2013.
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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2013 - May 31, 2013	1,447	$46.67	N/A	N/A
June 1, 2013 - June 30, 2013	1,889	44.32	N/A	N/A
Total	3,336
(a) Shares acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

August 7, 2013	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

August 7, 2013	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller