Form 10-Q
period 2013-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2013-11-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 31, 2013 was 443,623,335.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$7,406	$7,026	$21,831	$20,758
Costs and Expenses
Cost of products sold	5,313	5,140	15,947	15,394
Selling and administrative expenses	572	527	1,654	1,514
Depreciation, amortization and cost of timber harvested	401	383	1,176	1,111
Distribution expenses	438	403	1,309	1,198
Taxes other than payroll and income taxes	47	39	143	124
Restructuring and other charges	76	33	131	88
Net (gains) losses on sales and impairments of businesses	1	18	1	89
Net bargain purchase gain on acquisition of business	—	—	(13)	—
Interest expense, net	147	163	479	503
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	411	320	1,004	737
Income tax provision (benefit)	41	130	66	257
Equity earnings (losses), net of taxes	16	34	(30)	52
Earnings (Loss) From Continuing Operations	386	224	908	532
Discontinued operations, net of taxes	(10)	14	40	35
Net Earnings (Loss)	376	238	948	567
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	1	(11)	8
Net Earnings (Loss) Attributable to International Paper Company	$382	$237	$959	$559
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.88	$0.51	$2.07	$1.20
Discontinued operations, net of taxes	(0.02)	0.03	0.09	0.08
Net earnings (loss)	$0.86	$0.54	$2.16	$1.28
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.87	$0.51	$2.05	$1.19
Discontinued operations, net of taxes	(0.02)	0.03	0.09	0.08
Net earnings (loss)	$0.85	$0.54	$2.14	$1.27
Average Shares of Common Stock Outstanding – assuming dilution	449.7	439.8	448.7	439.7
Cash Dividends Per Common Share	$0.3000	$0.2625	$0.9000	$0.7875
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$392	$223	$919	$524
Discontinued operations, net of taxes	(10)	14	40	35
Net earnings (loss)	$382	$237	$959	$559
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Earnings (Loss)	$376	$238	$948	$567
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	76	48	230	146
Pension and postretirement liability adjustments:
U.S. plans	103	4	103	28
Change in cumulative foreign currency translation adjustment	34	114	(312)	(161)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	7	7	(3)	13
Reclassification adjustment for (gains) losses included in net earnings (loss)	4	4	(5)	17
Total Other Comprehensive Income (Loss), Net of Tax	224	177	13	43
Comprehensive Income (Loss)	600	415	961	610
Net (earnings) loss attributable to noncontrolling interests	6	(1)	11	(8)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(12)	15	3
Comprehensive Income (Loss) Attributable to International Paper Company	$606	$402	$987	$605
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,946	$1,302
Accounts and notes receivable, net	4,024	3,562
Inventories	2,841	2,730
Deferred income tax assets	421	323
Assets of businesses held for sale	—	759
Other current assets	243	229
Total Current Assets	9,475	8,905
Plants, Properties and Equipment, net	13,697	13,949
Forestlands	580	622
Investments	755	887
Financial Assets of Special Purpose Entities (Note 13)	2,122	2,108
Goodwill	4,491	4,315
Deferred Charges and Other Assets	1,469	1,367
Total Assets	$32,589	$32,153
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$783	$444
Accounts payable	2,904	2,775
Accrued payroll and benefits	513	508
Liabilities of businesses held for sale	—	44
Other accrued liabilities	1,195	1,227
Total Current Liabilities	5,395	4,998
Long-Term Debt	8,900	9,696
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,042	2,036
Deferred Income Taxes	3,330	3,026
Pension Benefit Obligation	3,932	4,112
Postretirement and Postemployment Benefit Obligation	435	473
Other Liabilities	1,013	1,176
Equity
Common stock, $1 par value, 2013 – 447.0 shares and 2012 – 439.9 shares	447	440
Paid-in capital	6,432	6,042
Retained earnings	4,212	3,662
Accumulated other comprehensive loss	(3,812)	(3,840)
	7,279	6,304
Less: Common stock held in treasury, at cost, 2013 – 1.1 shares and 2012 – 0.013 shares	49	—
Total Shareholders’ Equity	7,230	6,304
Noncontrolling interests	312	332
Total Equity	7,542	6,636
Total Liabilities and Equity	$32,589	$32,153
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net earnings (loss)	$948	$567
Discontinued operations, net of taxes	(40)	(35)
Earnings (loss) from continuing operations	908	532
Depreciation, amortization and cost of timber harvested	1,176	1,111
Deferred income tax provision, net	55	192
Restructuring and other charges	131	88
Pension plan contribution	(31)	(44)
Net (gains) losses on sales and impairments of businesses	1	89
Net bargain purchase gain on acquisition of business	(13)	—
Equity (earnings) losses, net	30	(52)
Periodic pension expense, net	413	256
Other, net	(112)	(66)
Changes in current assets and liabilities
Accounts and notes receivable	(357)	226
Inventories	(121)	23
Accounts payable and accrued liabilities	(19)	(125)
Interest payable	(8)	65
Other	(89)	(21)
Cash Provided By (Used For) Operations – Continuing Operations	1,964	2,274
Cash Provided By (Used For) Operations – Discontinued Operations	27	(20)
Cash Provided By (Used For) Operations	1,991	2,254
Investment Activities
Invested in capital projects	(759)	(1,001)
Acquisitions, net of cash acquired	(507)	(3,734)
Proceeds from divestitures	733	474
Equity investment in Ilim	—	(45)
Proceeds from sale of fixed assets	76	—
Other	(33)	(115)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(490)	(4,421)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	1	(61)
Cash Provided By (Used For) Investment Activities	(489)	(4,482)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(70)	(35)
Issuance of common stock	288	60
Issuance of debt	212	2,052
Reduction of debt	(637)	(2,123)
Change in book overdrafts	(65)	(52)
Dividends paid	(400)	(344)
Redemption of securities	(150)	—
Other	(28)	(38)
Cash Provided By (Used For) Financing Activities	(850)	(480)
Effect of Exchange Rate Changes on Cash	(8)	(11)
Change in Cash and Temporary Investments	644	(2,719)
Cash and Temporary Investments
Beginning of period	1,302	3,994
End of period	$1,946	$1,275
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
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Disclosures About Offsetting Assets and Liabilities
In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities", which amends ASC 210, "Balance Sheet". This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. This guidance was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013 and was required to be applied retrospectively. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
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
Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted the provisions of this guidance in the first quarter of 2013.
Hedge Accounting
In July 2013, the FASB issued ASU 2013-10, "Derivatives and Hedging," which amends ASC 815, "Derivatives and Hedging," to allow entities to use the Fed Funds Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The ASU is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. The adoption of the provisions of this guidance did not have a material effect on the Company's consolidated financial statements.
Income Taxes
In July 2013, the FASB also issued ASU 2013-11, "Income Taxes," which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance should be applied to all unrealized tax benefits that exist as of the effective date which is fiscal years beginning after December 15, 2013, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.

NOTE 3 - EQUITY
A summary of the changes in equity for the nine-month periods ended September 30, 2013 and 2012 is provided below:

	Nine Months Ended September 30,
	2013			2012
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,304	$332	$6,636	$6,645	$340	$6,985
Issuance of stock for various plans, net	418	—	418	144	—	144
Repurchase of stock	(70)	—	(70)	(35)	—	(35)
Common stock dividends ($0.9000 per share in 2013 and $0.7875 per share in 2012)	(409)	—	(409)	(353)	—	(353)
Dividends paid to noncontrolling interests by subsidiary	—	(1)	(1)	—	(4)	(4)
Noncontrolling interests of acquired entities, net	—	7	7	—	—	—
Acquisition of noncontrolling interests	—	—	—	—	(2)	(2)
Comprehensive income (loss)	987	(26)	961	605	5	610
Ending Balance, September 30	$7,230	$312	$7,542	$7,006	$339	$7,345

NOTE 4 - ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
The following table presents changes in AOCI for the three-month period ended September 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of June 30, 2013	$(3,442)	$(592)	$(17)	$(4,051)
Other comprehensive income (loss) before reclassifications	103	34	7	144
Amounts reclassified from accumulated other comprehensive income	76	—	4	80
Net Current Period Other Comprehensive Income	179	34	11	224
Balance as of September 30, 2013	$(3,263)	$(558)	$(6)	$(3,827)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended September 30, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of June 30, 2012	$(2,730)	$(392)	$(17)	$(3,139)
Other comprehensive income (loss) before reclassifications	4	114	7	125
Amounts reclassified from accumulated other comprehensive income	48	—	4	52
Net Current Period Other Comprehensive Income	52	114	11	177
Balance as of September 30, 2012	$(2,678)	$(278)	$(6)	$(2,962)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the nine-month period ended September 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	103	(329)	(3)	(229)
Amounts reclassified from accumulated other comprehensive income	230	17	(5)	242
Net Current Period Other Comprehensive Income	333	(312)	(8)	13
Balance as of September 30, 2013	$(3,263)	$(558)	$(6)	$(3,827)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the nine-month period ended September 30, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2012	$(2,852)	$(117)	$(36)	$(3,005)
Other comprehensive income (loss) before reclassifications	28	(126)	13	(85)
Amounts reclassified from accumulated other comprehensive income	146	(35)	17	128
Net Current Period Other Comprehensive Income	174	(161)	30	43
Balance as of September 30, 2012	$(2,678)	$(278)	$(6)	$(2,962)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents details of the reclassifications out of AOCI for the three-month period ended September 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(2)	(b)	Cost of products sold
Actuarial gains/(losses)	(123)	(b)	Cost of products sold
Total pre-tax amount	(125)
Tax (expense)/benefit	49
Net of tax	$(76)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(6)	(c)	Cost of products sold
Total pre-tax amount	(6)
Tax (expense)/benefit	2
Net of tax	(4)
Total reclassifications for the period	$(80)
(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the three-month period ended September 30, 2012:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(1)	(b)	Cost of products sold
Actuarial gains/(losses)	(78)	(b)	Cost of products sold
Total pre-tax amount	(79)
Tax (expense)/benefit	31
Net of tax	$(48)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(6)	(c)	Cost of products sold
Total pre-tax amount	(6)
Tax (expense)/benefit	2
Net of tax	(4)
Total reclassifications for the period	$(52)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the nine-month period ended September 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(7)	(b)	Cost of products sold
Actuarial gains/(losses)	(370)	(b)	Cost of products sold
Total pre-tax amount	(377)
Tax (expense)/benefit	147
Net of tax	$(230)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	$(17)		Net bargain purchase gain on acquisition of business
Tax (expense)/benefit	—
Net of tax	$(17)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$7	(c)	Cost of products sold
Total pre-tax amount	7
Tax (expense)/benefit	(2)
Net of tax	5
Total reclassifications for the period	$(242)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

The following table presents details of the reclassifications out of AOCI for the nine-month period ended September 30, 2012:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)		Location of Amount Reclassified from AOCI
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(2)	(b)	Cost of products sold
Actuarial gains/(losses)	(237)	(b)	Cost of products sold
Total pre-tax amount	(239)
Tax (expense)/benefit	93
Net of tax	$(146)
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	$48		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	(13)
Net of tax	$35
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	$(16)	(c)	Cost of products sold
Natural gas contracts	(11)	(c)	Cost of products sold
Total pre-tax amount	(27)
Tax (expense)/benefit	10
Net of tax	(17)
Total reclassifications for the period	$(128)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2013	2012	2013	2012
Earnings (loss) from continuing operations	$392	$223	$919	$524
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$392	$223	$919	$524
Average common shares outstanding	445.9	435.1	444.1	434.7
Effect of dilutive securities (a)
Restricted stock performance share plan	3.6	4.7	4.3	5.0
Stock options (b)	0.2	—	0.3	—
Average common shares outstanding – assuming dilution	449.7	439.8	448.7	439.7
Basic earnings (loss) from continuing operations per common share	$0.88	$0.51	$2.07	$1.20
Diluted earnings (loss) from continuing operations per common share	$0.87	$0.51	$2.05	$1.19
(a) Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 10.7 million shares for the three months ended September 30, 2012 and 9.4 million shares for the nine months ended September 30, 2012 were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting period.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2013: During the three months ended September 30, 2013, restructuring and other charges totaling $76 million before taxes ($47 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$15	$9
xpedx restructuring	6	4
xpedx transaction costs	11	7
Courtland mill shutdown	51	31
Bellevue box plant facility sale	(9)	(6)
Other	2	2
Total	$76	$47
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
Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily relate to the amounts allocated to deferred taxes and contingent liabilities (which are included in Accounts payable and other accrued liabilities in the accompanying consolidated balance sheet), as work is still ongoing as of September 30, 2013 to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amounts disclosed may change as the purchase price allocation is finalized. The purchase price allocation is expected to be finalized in the fourth quarter of 2013.
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
Additionally, Selling and administrative expenses included $24 million ($15 million after taxes) and $50 million ($31 million after taxes), for the three months and nine months ended September 30, 2013, respectively, and $58 million ($34 million after taxes) and $136 million ($89 million after taxes), for the three months and nine months ended September 30, 2012, respectively, in charges for integration costs associated with the acquisition.
The following unaudited pro forma information for the nine months ended September 30, 2012 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred as of January 1, 2012. This information does not purport to represent International Paper’s actual results of operations if the transaction described above would have occurred on January 1, 2012, nor is it necessarily indicative of future results.

In millions, except per share amounts	Nine Months Ended September 30, 2012
Net sales	$21,050
Earnings (loss) from continuing operations (a)	567
Net earnings (loss) (a)	602
Diluted earnings (loss) from continuing operations per common share (a)	1.29
Diluted net earnings (loss) per common share (a)	1.37
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
The value of International Paper's investment in Orsa IP is approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the timing of the completion of the acquisition, certain assumptions and estimates were used in determining the preliminary purchase price allocation. Those assumptions and estimates primarily relate to the amounts allocated to deferred taxes and postretirement and postemployment benefit obligations, as work is still ongoing as of September 30, 2013 to determine the fair value of those assets and liabilities at the acquisition date. Therefore, the amount disclosed may change materially as the purchase price allocation is refined. The purchase price allocation is expected to be finalized during the fourth quarter of 2013.
The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of January 14, 2013.

In millions
Cash and temporary investments	$16
Accounts and notes receivable, net	5
Inventory	27
Plants, properties and equipment	290
Goodwill	220
Other intangible assets	110
Other long-term assets	3
Total assets acquired	671
Accounts payable and accrued liabilities	10
Deferred income tax liability	56
Total liabilities assumed	66
Noncontrolling interest	134
Net assets acquired	$471

The identifiable intangible assets acquired in connection with the Orsa IP acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
		(at acquisition date)
Asset Class:
Customer relationships	$88	12 years
Trademark	3	6 years
Wood supply agreement	19	25 years
Total	$110
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
NOTE 8 - BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS
Discontinued Operations
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division, which included 15 manufacturing facilities, to Georgia-Pacific Building Products, LLC for approximately $733 million in cash, including preliminary customary closing adjustments.
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
The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $759 million at December 31, 2012 are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at December 31, 2012. Included in this amount is $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $44 million at December 31, 2012 are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at December 31, 2012.
Other Divestitures and Impairments
2012: During the three months ended September 30, 2012, the Company recorded a pre-tax charge of $19 million ($49 million after taxes) for additional costs associated with the divestiture of its Ontario and Oxnard (Hueneme), California containerboard mills and its New Johnsonville, Tennessee containerboard mill. Also during the three months ended September 30, 2012, a net gain of $1 million, before and after taxes, was recorded for other items.
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

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION
Temporary Investments

In millions	September 30, 2013	December 31, 2012
Temporary investments	$1,545	$934
Accounts and Notes Receivable

In millions	September 30, 2013	December 31, 2012
Accounts and notes receivable, net:
Trade	$3,717	$3,316
Other	307	246
Total	$4,024	$3,562
Inventories

In millions	September 30, 2013	December 31, 2012
Raw materials	$410	$360
Finished pulp, paper and packaging	1,792	1,728
Operating supplies	571	588
Other	68	54
Total	$2,841	$2,730
Depreciation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Depreciation expense	$365	$347	$1,081	$1,045
Valuation Accounts
Certain valuation accounts were as follows:

In millions	September 30, 2013	December 31, 2012
Accumulated depreciation	$19,826	$18,934
Allowance for doubtful accounts	138	119
During the second quarter of 2013, a reserve of $28 million on $42 million of total receivables from a large envelope company was recorded due to their filing for bankruptcy protection in June 2013. The reserve is based on the Company's estimate of ultimate expected losses associated with the outstanding receivable balance.
There was no material activity related to asset retirement obligations during either of the nine months ended September 30, 2013 or 2012.
Interest
Cash payments related to interest were as follows:

	Nine Months Ended September 30,
In millions	2013	2012
Interest payments	$537	$496

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Interest expense (a)	$162	$197	$520	$559
Interest income (a)	15	34	41	56
Capitalized interest costs	4	10	12	29

(a)
Interest expense and interest income exclude approximately $11 million and $35 million for the three months and nine months ended September 30, 2013 and $15 million and $35 million for the three months and nine months ended September 30, 2012, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense
The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Service cost	$—	$1	$1	$2
Interest cost	4	5	11	15
Actuarial loss	2	3	5	8
Amortization of prior service credit	(6)	(8)	(18)	(22)
Net postretirement benefit expense	$—	$1	$(1)	$3

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2013:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2013
Goodwill	$3,165		$2,396		$1,783	$400	$7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
	3,165		631		119	400	4,315
Reclassifications and other (b)	(13)		(49)		2	—	(60)
Additions/reductions	253	(c)	(17)	(d)	—	—	236
Balance as of September 30, 2013
Goodwill	3,405		2,330		1,785	400	7,920
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—	(3,429)
Total	$3,405		$565		$121	$400	$4,491

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)
Reflects $220 million for Orsa IP, the newly formed joint venture in Brazil, and the adjustment of $54 million ($33 million after-tax impact to goodwill) previously included as a trade name intangible asset in Deferred Charges and Other Assets on the balance sheet.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2013		December 31, 2012
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$634	$138	$644	$112
Non-compete agreements	76	41	83	30
Tradenames, patents and trademarks	77	18	144	16
Land and water rights	75	7	87	6
Fuel and power agreements	11	6	17	12
Software	24	22	22	19
Other	49	27	83	19
Total	$946	$259	$1,080	$214
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Amortization expense related to intangible assets	$30	$28	$66	$43
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Nine Months Ended September 30,
In millions	2013	2012
Income tax payments, net	$224	$41
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2013:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2012	$(972)	$(104)
Activity for three months ended March 31, 2013	99	20
Activity for the three months ended June 30, 2013	6	1
Activity for the three months ended September 30, 2013	29	13
Balance at September 30, 2013	$(838)	$(70)
The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $720 million during the next 12 months and approximately $650 million of this reduction will positively impact the effective rate.

Included in the Company’s income tax provisions for the nine months ended September 30, 2013 and 2012, are $197 million and $81 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2013	2012
Special items	$(77)	$(87)
Tax-related adjustments:
Temple-Inland acquisition	—	3
IRS audit settlement	(122)	—
Mexican business restructuring	—	3
Other	2	—
Income tax provision (benefit) related to special items	$(197)	$(81)

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
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities on the balance sheet, totaled approximately $43 million at September 30, 2013. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Kalamazoo River: The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Co. (St. Regis). The Company is a successor in interest to St. Regis. The Company has not received any orders from the EPA with respect to the site and continues to collect information from the EPA and other parties relative to the site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.
Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was an "owner" of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs for which plaintiffs in the suit are seeking recovery. This will be the subject of a separate trial. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto River Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day. The case is in the discovery phase and it is therefore premature to predict the outcome or to estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
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
Bogalusa: In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill experienced an upset condition that resulted in a fish kill on the Pearl River (the Bogalusa Incident). Louisiana and Mississippi state regulatory agencies and the U.S. Department of Justice (the DOJ) initiated enforcement actions against Temple-Inland as a result of the Bogalusa Incident. We have resolved the Louisiana and Mississippi enforcement matters and paid approximately $3 million in penalties.
The DOJ investigation into the Bogalusa Incident was resolved in the second quarter of 2013 upon federal court approval of a criminal plea agreement between Temple-Inland subsidiary, TIN Inc., and the DOJ. Under the plea agreement, TIN pleaded guilty to two misdemeanor environmental offenses, paid a $3.3 million financial penalty, and agreed to a two-year corporate probation period.
The Bogalusa mill also expects the LDEQ to levy a civil penalty resulting from (i) alleged environmental violations identified in an LDEQ environmental audit conducted immediately after the Bogalusa Incident, and (ii) air permit deviations self-disclosed by the mill in 2012.
Temple-Inland (or its affiliates) was a defendant in 28 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and were removed and consolidated in an action then pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. The court granted preliminary approval for the proposed class action settlement on December 19, 2012. There were no opt-outs and four objections which were all later withdrawn. The Fairness Hearing was held July 10, 2013, and the court issued its Final Order and Judgment Approving Class Action Settlement the same day. Under the terms of the settlement agreement, the class action settlement was deemed final on August 9, 2013. We funded the settlement in September 2013. This settlement did not have a material effect on the Company's consolidated financial statements.
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
In late December 2012, purchasers of gypsum board filed purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers in three separate actions. Two of the actions were filed in the U.S. District Court for the Eastern District of Pennsylvania (E.D. PA) and one in the U.S. District Court for the Northern District of Illinois (N.D. IL). The case in the N.D. IL was voluntarily dismissed in December. Since that time, approximately 25 additional actions were collectively filed between the E.D. PA and the N.D. IL and the U.S. District Court for the Western District of North Carolina (W.D. NC), on behalf of direct and indirect purchasers. The complaints are similar and allege that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limit order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant and the conspiracy is alleged to have commenced on or before either September 2011 or January 2008. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to E.D. PA for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. The Company disputes the allegations made and intends to vigorously defend the consolidated action. In addition, in September 2013, purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. The Company has not yet filed an answer in either case, but intends to dispute the allegations made and to vigorously defend the litigation. Because the U.S. cases are in the discovery phase and the Canadian cases are in a preliminary stage, we are unable to predict an outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
Guaranty Bank: As we have previously disclosed, Temple-Inland was named as a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleges a class action against Temple-Inland and certain individual defendants contending that Temple-Inland and certain individual defendants misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. On June 20, 2012, all defendants in the lawsuit filed motions to dismiss the amended complaint. On March 28, 2013, the district court granted Temple-Inland's and the individual defendants' motions to dismiss without prejudice. On April 26, 2013, the plaintiff filed a Second Amended Complaint that asserted claims against the individual defendants, but did not assert any claims against Temple-Inland. On July 30, 2013, the district court dismissed the Second Amended Complaint filed against the individual defendants with prejudice, also noting that since the plaintiff did not seek the court's leave to amend its complaint with respect to the claims against Temple-Inland, all claims against Temple-Inland were dismissed with prejudice. On August 27, 2013, the plaintiff filed a notice of appeal of the district court's ruling.
Certain of the individual defendants in the North Port litigation have requested advancement of their costs of defense from Temple-Inland and have asserted a right to indemnification by Temple-Inland. We believe that all or part of these defense costs would be covered losses under Temple-Inland’s directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservation of rights letter.
Tax: The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $29 million.
General: The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, labor and employment, personal injury, property damage, contracts, sales of property, and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2013 and the year ended December 31, 2012.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at September 30, 2013 and December 31, 2012. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $76 million and $79 million at September 30, 2013 and December 31, 2012, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $79 million is included in Notes payable and current maturities of long-term debt at September 30, 2013 and December 31, 2012.
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

Activity between the Company and the Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Revenue (a)	$11	$15	$35	$35
Expense (a)	20	28	61	68
Cash receipts (b)	14	21	33	36
Cash payments (c)	39	47	84	87

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
International Paper also held a variable interest in financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash having a value of approximately $500 million to the entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $500 million of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the nine months ended September 30, 2013 and the year ended December 31, 2012.
During 2011 and the six months ended June 30, 2012, the 2002 Monetized Notes matured. Cash receipts upon maturity were used to pay the associated debt obligations. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.
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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of September 30, 2013, the fair value of the notes was $2.51 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of September 30, 2013, the fair value of this debt was $2.39 billion.
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
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Revenue (a)	$6	$15	$20	$21
Expense (b)	7	11	22	20
Cash receipts (c)	2	3	6	10
Cash payments (d)	5	6	16	16

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million and $14 million for the three months and nine months ended September 30, 2013, respectively, and $12 million for the three months and nine months ended September 30, 2012, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million and $5 million for the three months and nine months ended September 30, 2013, respectively, and $5 million for the three months and nine months ended September 30, 2012, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of September 30, 2013, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. As a result, Noncontrolling interests decreased by $150 million in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million and $4 million for the nine months ended September 30, 2013 and 2012, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Early debt reductions (a)	$442	$611	$500	$1,047
Pre-tax early debt extinguishment costs (b)	15	13	24	39

(a)
Reductions related to notes with interest rates ranging from 5.45% to 7.40% with original maturities from 2014 to 2033 and from 1.63% to 6.95% with original maturities from 2017 to 2023 for the three months ended September 30, 2013 and 2012, respectively, and 5.20% to 7.95% with original maturities from 2014 to 2033 and from 1.63% to 7.95% with original maturities from 2012 to 2023 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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
Subsequent to September 30, 2013, International Paper executed call notices on approximately $70 million of industrial development bonds with interest rates from 4.55% to 6.75% and original maturities from 2015 to 2031, which are expected to settle during the fourth quarter of 2013.
At September 30, 2013, the fair value of International Paper’s $9.7 billion of debt was approximately $11.0 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 12 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2013	December 31, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	543	—
British pounds / Brazilian real – Forward	16	13
European euro / Brazilian real – Forward	21	13
European euro / Polish zloty – Forward	263	149
U.S. dollar / Brazilian real – Forward	335	238
U.S. dollar / Brazilian real – Zero-cost collar	18	18
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	—	150
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	157	140
Thai baht / U.S. dollar	36	261
U.S. dollar / Turkish lira	—	56
Interest rate contracts (in USD)	—	150	(c)

(a)	These contracts had maturities of three years or less as of September 30, 2013.

(b)	These contracts had maturities of one year or less as of September 30, 2013.

(c)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Foreign exchange contracts	$7	$7	$(3)	$14
Natural gas contracts	—	—	—	(1)
Total	$7	$7	$(3)	$13

During the next 12 months, the amount of the September 30, 2013 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $2 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(4)	$(4)	$5	$(10)	Cost of products sold
Natural gas contracts	—	—	—	(7)	Cost of products sold
Total	$(4)	$(4)	$5	$(17)

	Gain (Loss) Recognized				Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$—	$1	$2	$(2)	Cost of products sold
Embedded Derivatives	—	(1)	(1)	(3)	Interest expense, net
Foreign exchange contracts	—	—	(5)	(1)	Cost of products sold
Interest rate contracts	7	5	17	17	Interest expense, net
Total	$7	$5	$13	$11
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
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$22	(a)	$7	(c)	$28	(e)	$21	(f)
Total derivatives designated as hedging instruments	$22		$7		$28		$21
Derivatives not designated as hedging instruments
Electricity contract	$1	(b)	$—		$—		$1	(g)
Embedded derivatives	—		1	(d)	—		—
Foreign exchange contracts	—		1	(d)	—		—
Interest rate contracts	—		—		—		1	(g)
Total derivatives not designated as hedging instruments	$1		$2		$—		$2
Total derivatives	$23		$9		$28		$23

(a)	Includes $11 million recorded in Other current assets and $11 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $3 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Included in Other current assets in the accompanying consolidated balance sheet.

(e)	Includes $17 million recorded in Other accrued liabilities and $11 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Includes $20 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $2 million and $18 million as of September 30, 2013 and December 31, 2012, respectively. The Company was not required to post any collateral as of September 30, 2013 or December 31, 2012. For more information on credit-risk-related contingent features, refer to Note 13 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland. As a result of the sale of the Temple-Inland Building Products division as discussed in Note 8, the Company was required to remeasure the projected benefit obligation of the Temple-Inland defined benefit pension and postretirement plans. The remeasurement resulted in a reduction of the projected benefit obligation of approximately $168 million ($103 million net of tax) principally due to an increase in the assumed discount rate.
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Service cost	$47	$38	$142	$113
Interest cost	143	154	430	452
Expected return on plan assets	(186)	(190)	(550)	(563)
Actuarial loss	121	76	365	230
Amortization of prior service cost	9	8	26	24
Net periodic pension expense	$134	$86	$413	$256
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made a cash contribution of $31 million to the Pension Plan in the second quarter of 2013. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make an additional contribution in 2013. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $15 million for the nine months ended September 30, 2013.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards in the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 17 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As of September 30, 2013, 17.7 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Total stock-based compensation expense (selling and administrative)	$35	$26	$106	$70
Income tax benefits related to stock-based compensation	3	—	70	40
At September 30, 2013, $143 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected volatility	25.25% - 62.58%	28.39% - 55.33%	25.25% - 62.58%	28.39% - 55.33%
Risk-free interest rate	0.20% - 0.99%	0.12% - 0.42%	0.20% - 0.99%	0.12% - 0.42%

The following summarizes the activity for PSP for the nine months ended September 30, 2013:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	8,660,855	$28.37
Granted	3,148,445	40.76
Shares Issued (a)	(3,222,492)	32.48
Forfeited	(348,754)	35.06
Outstanding at September 30, 2013	8,238,054	$31.22
 (a) Includes 316,274 units held for payout at the end of the performance period.
Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted in 2013 represent replacement options from a stock swap.
A summary of option activity under the plan as of September 30, 2013 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	9,136,060	$38.79
Granted	4,744	48.11
Exercised	(7,067,850)	38.54
Expired	(49,637)	35.99
Outstanding at September 30, 2013	2,023,317	$39.74	0.85	$10,245
All options were fully vested and exercisable as of September 30, 2013.
Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2013:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	151,549	$30.49
Granted	63,500	44.40
Shares Issued	(81,941)	33.04
Forfeited	(17,500)	37.75
Outstanding at September 30, 2013	115,608	$35.22
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Industrial Packaging	$3,755	$3,335	$11,095	$9,900
Printing Papers	1,555	1,580	4,635	4,650
Consumer Packaging	885	765	2,570	2,355
Distribution	1,445	1,535	4,235	4,510
Corporate and Intersegment Sales	(234)	(189)	(704)	(657)
Net Sales	$7,406	$7,026	$21,831	$20,758
Operating profit by industry segment for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2013		2012		2013		2012
Industrial Packaging	$499	(a)	$255	(e)	1,328	(a)	$730	(e)
Printing Papers	93	(b)	202	(f)	318	(b)	452	(f)
Consumer Packaging	73	(c)	67	(g)	131	(c)	227	(g)
Distribution	13	(d)	15	(h)	8	(d)	18	(h)
Operating Profit	678		539		$1,785		1,427
Interest expense, net	(147)		(163)		(479)	(i)	(503)
Noncontrolling interests/equity earnings adjustment (j)	(3)		—		1		8
Corporate items, net	(13)		(1)		(35)		(36)
Restructuring and other charges	(26)		(15)		(23)		(40)
Non-operating pension expense	(78)		(40)		(245)		(119)
Earnings (loss) from continuing operations before income taxes and equity earnings	$411		$320		$1,004		$737
Equity earnings (loss), net of taxes – Ilim	$11		$33		$(34)		$48

(a)
Includes charges of $24 million for the three months ended September 30, 2013 and $50 million for the nine months ended September 30, 2013 for integration costs associated with the acquisition of Temple-Inland, a gain of $14 million for the nine months ended September 30, 2013 for a bargain purchase adjustment on the first quarter 2013 acquisition of a majority share of our operations in Turkey, a gain of $9 million for the three months and nine months ended September 30, 2013 related to the sale of the box plant facility in Bellevue, Washington, and charges of $3 million for the three months ended September 30, 2013 and $8 million for the nine months ended September 30, 2013 for other items.

(b)	Includes charges of $51 million for the three months and nine months ended September 30, 2013 for costs associated with the announced shutdown of our Courtland, Alabama mill.

(c)	Includes charges of $45 million for the nine months ended September 30, 2013 for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.

(d)
Includes charges of $6 million for the three months ended September 30, 2013 and $30 million for the nine months ended September 30, 2013 for costs associated with the restructuring of the Company's xpedx operations.

(e)
Includes charges of $58 million and $136 million for the three months and nine months ended September 30, 2012 for integration costs associated with the Temple-Inland acquisition, charges of $19 million and $28 million for the three months and nine months ended September 30, 2012 for costs associated with the divestiture of three containerboard mills, charges of $16 million for the three months and nine months ended September 30, 2012 for costs associated with the restructuring of our Packaging business in Europe, a charge of $62 million for the nine months ended September 30, 2012 to adjust the value of the long-lived assets of the Hueneme mill in Oxnard, California to their fair value, a charge of $20 million for the nine months ended September 30, 2012 related to the write-up of the Temple-Inland inventory to fair value, and gains of $6 million and $5 million for the three months and nine months ended September 30, 2012 for other items.

(f)
Includes a gain of $1 million for the three months ended September 30, 2012 and a net $0 million for the nine months ended September 30, 2012 related to the acquisition of the majority interest in Andhra Pradesh Paper Mills Limited.

(g)	Includes a gain of $1 million for the nine months ended September 30, 2012 for adjustments related to the sale of the Shorewood business.

(h)	Includes charges of $9 million and $42 million for the three months and nine months ended September 30, 2012 for costs associated with the restructuring of the Company's xpedx operation.

(i)	Includes a gain of $6 million for interest related to the settlement of an IRS tax audit.

(j)
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
EXECUTIVE SUMMARY
International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $1.05 in the third quarter of 2013, compared with 2013 second-quarter earnings of $0.64 and 2012 third-quarter earnings of $0.81. Diluted earnings per share attributable to International Paper common shareholders were $0.85 in the third quarter of 2013, compared with $0.57 in the second quarter of 2013 and $0.54 in the third quarter of 2012.
We delivered strong results in the 2013 third quarter driven by continued margin expansion, particularly in our North American Industrial Packaging business and solid manufacturing operations, in spite of higher input costs, primarily related to wood. Our 2013 third quarter results also reflect the price appreciation in our North American Consumer Packaging business. The 2013 third quarter includes the positive impact of a one-time tax benefit of $30 million related to the adjustment of the tax basis in certain of the Company’s fixed assets. The recording of this benefit is predicated upon a 2012 U.S. Court of Federal Claims decision decided in favor of another taxpayer.
Prices during the 2013 third quarter averaged higher than the 2013 second quarter driven by price increases implemented during the 2013 second quarter in our North American Industrial Packaging business. Volumes during the 2013 third quarter were slightly lower than the prior quarter due to one less shipping day in the North American Industrial Packaging business coupled with some seasonal slowdown. The 2013 third quarter was our lightest quarter for maintenance outages. Our North American Printing Papers business was significantly impacted by higher wood costs resulting from record wet weather in the southeastern United States. Manufacturing operations were favorable compared to the 2013 second quarter. Finally, the quarter was favorably impacted by increased equity earnings from our Ilim joint venture in Russia, mainly due to improved operational performance resulting from significant progress in our ramp-up of the two major capital projects and favorable foreign currency movements driven by Ilim’s U.S. dollar denominated debt.
Looking ahead to the 2013 fourth quarter, we expect seasonally higher volumes in our Brazilian and European Industrial Packaging businesses to be offset by volume declines in our North American Industrial Packaging business, due to seasonality and two less shipping days. Additionally, volumes will be lower in our North American Printing Papers business due to the restructuring tied to the Courtland mill closure announced during the 2013 third quarter. In addition to the impact to volume, there will be some cost headwinds associated with the wind-down and transition of operations from the Courtland mill. The 2013 second quarter containerboard price increase should continue to drive increased price realization in the North American Industrial Packaging business and we will begin implementing price increases in the 2013 fourth quarter in our North American Printing Papers business. We expect some pricing improvement in both the European and Brazilian Industrial Packaging businesses. Wood costs will continue to impact the North American Printing Paper business but to a lesser extent than what we experienced in the 2013 third quarter. Planned maintenance outage costs will increase slightly during the 2013 fourth quarter. The tax rate is expected to return to a more normal level due to the non-repeat of the $30 million benefit recognized during the 2013 third quarter. For our Ilim joint venture, operational gains associated with continued progress in the ramp-up of the major capital projects will be offset by increased seasonal costs, increasing wood supply issues and the non-repeating third quarter favorable currency adjustment.
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

International Paper Company common shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
	2013	2012	2013
Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.05	$0.81	$0.64
Non-operating pension	(0.11)	(0.06)	(0.11)
Special items	(0.07)	(0.24)	(0.01)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.87	0.51	0.52
Discontinued operations	(0.02)	0.03	0.05
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.85	$0.54	$0.57
RESULTS OF OPERATIONS
For the third quarter of 2013, International Paper Company reported net sales of $7.4 billion, compared with $7.3 billion in the second quarter of 2013 and $7.0 billion in the third quarter of 2012. The results of operations of Temple-Inland are included since the acquisition in February 2012.
Net earnings attributable to International Paper totaled $382 million, or $0.85 per share, in the 2013 third quarter. This compared with $237 million, or $0.54 per share, in the third quarter of 2012 and $259 million, or $0.57 per share, in the second quarter of 2013.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$500
$400
$300
$200
$100
$0
$223
$169
$10
($12)
($17)
($62)
($3)
($22)
$11
$39
($20)
$76
$392
Third Quarter 2012
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Third Quarter 2013

Earnings from continuing operations attributable to International Paper Company were $392 million in the third quarter of 2013 compared with $223 million in the third quarter of 2012 and $235 million in the second quarter of 2013. Compared with the third quarter of 2012, earnings in the 2013 third quarter benefited from higher average sales price realizations ($169 million), higher sales volumes ($10 million), lower net interest expense ($11 million), and lower tax expense ($39 million) reflecting a lower estimated tax rate. These benefits were offset by the net impact of a less favorable mix of products sold and higher operating costs ($12 million), higher mill maintenance outage costs ($17 million), higher raw material and freight costs ($62 million), higher corporate and other items ($3 million), and higher non-operating pension expense ($20 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $22 million lower in the 2013 third quarter than in the 2012 third quarter. Net special items were a loss of $31 million in the 2013 third quarter, compared with a loss of $107 million in the 2012 third quarter.

Compared with the second quarter of 2013, earnings benefited from higher average sales price realizations ($54 million), lower mill maintenance outage costs ($70 million), the absence of a provision for a bad debt related to a large envelope customer which was recorded in the second quarter of 2013 ($20 million), lower net interest expense ($15 million), a lower tax expense ($34 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($3 million). These benefits were offset by lower sales volumes ($23 million), the net impact of a less favorable mix of products sold and lower operating costs ($6 million), higher raw material and freight costs ($16 million), and higher corporate and other items ($10 million). Equity earnings, net of taxes, for Ilim Holding, S.A. increased by $45 million versus the 2013 second quarter. Net special items were a loss of $31 million in the 2013 third quarter, compared with a loss of $2 million in the 2013 second quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2013	2012	2013
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$392	$223	$235
Add back (deduct):
Income tax provision (benefit)	41	130	94
Equity (earnings) loss, net of taxes	(16)	(34)	36
Noncontrolling interests, net of taxes	(6)	1	(2)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	411	320	363
Interest expense, net	147	163	168
Noncontrolling interests / equity earnings included in operations	3	—	(4)
Corporate items	13	1	—
Special items	26	15	(9)
Non-operating pension expense	78	40	83
	$678	$539	$601
Industry Segment Operating Profit:
Industrial Packaging	$499	$255	$474
Printing Papers	93	202	76
Consumer Packaging	73	67	51
Distribution	13	15	—
Total Industry Segment Operating Profit	$678	$539	$601

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$539
$243
$14
($16)
($25)
($90)
($7)
$20
$678
Third Quarter 2012
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Other
Special Items
Third Quarter 2013

Total industry segment operating profits of $678 million in the 2013 third quarter were higher than the $539 million in the 2012 third quarter and the $601 million in the 2013 second quarter. Compared with the third quarter of 2012, operating profits in the current quarter benefited from higher average sales price realizations ($243 million) and higher sales volumes ($14 million). These benefits were offset by the net impact of a less favorable mix of products sold and higher operating costs ($16 million), higher mill maintenance outage costs ($25 million), higher raw material and freight costs ($90 million), and higher other costs ($7 million). Special items were a loss of $75 million in the 2013 third quarter, compared with a loss of $95 million in the 2012 third quarter.
Compared with the second quarter of 2013, operating profits benefited from higher average sales price realizations ($77 million), lower mill maintenance outage costs ($100 million), and the absence of a provision for a bad debt related to a large envelope customer recorded in the second quarter of 2013 ($28 million). These benefits were offset by lower sales volumes ($32 million), the net impact of a less favorable mix of products sold and higher operating costs ($8 million), higher raw material and freight costs ($23 million), and higher other items ($11 million). Special items were a loss of $75 million in the 2013 third quarter, compared with a loss of $21 million in the 2013 second quarter.
During the 2013 third quarter, International Paper took approximately 197,000 tons of downtime of which approximately 70,000 tons were market-related compared with approximately 399,000 tons of downtime, which included about 353,000 tons that were market-related, in the 2012 third quarter. During the 2013 second quarter, International Paper took approximately 225,000 tons of downtime of which approximately 1,000 tons were market-related. In addition, the Company permanently shutdown a paper machine at our Augusta, Georgia mill which reduced capacity by approximately 35,000 tons in both the third and second quarters of 2013. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2013	2012	2013	2012
Industrial Packaging
Corrugated Packaging (b)	2,609	2,665	7,837	7,922
Containerboard (b)	801	823	2,520	2,400
Recycling	603	620	1,764	1,754
Saturated Kraft	49	47	138	130
Gypsum/Release Kraft (b)	47	37	113	89
Bleached Kraft	39	30	110	85
European Industrial Packaging (c)	325	244	996	770
Asian Box	111	108	312	306
Brazilian Packaging (d)	85	—	208	—
Industrial Packaging	4,669	4,574	13,998	13,456
Printing Papers
U.S. Uncoated Papers	650	668	1,904	1,990
European and Russian Uncoated Papers	359	326	1,027	948
Brazilian Uncoated Papers	288	290	831	859
Indian Uncoated Papers	53	59	170	185
Uncoated Papers	1,350	1,343	3,932	3,982
Market Pulp (e)	413	414	1,272	1,155
Consumer Packaging
North American Consumer Packaging	409	378	1,188	1,139
European Coated Paperboard	87	93	268	278
Asian Coated Paperboard	365	242	1,063	719
Consumer Packaging	861	713	2,519	2,136

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

Discontinued Operations
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division, which included 15 manufacturing facilities, to Georgia-Pacific Building Products, LLC for approximately $733 million in cash, including preliminary customary closing adjustments.
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
The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition. The assets of this business, totaling $759 million at December 31, 2012 are included in Assets of businesses held for sale in current assets in the accompanying consolidated balance sheet at December 31, 2012. Included in this amount is $26 million and $153 million related to goodwill and intangibles, respectively. The liabilities of this business, totaling $44 million at December 31, 2012 are included in Liabilities of businesses held for sale in the accompanying consolidated balance sheet at December 31, 2012.
Income Taxes
An income tax provision of $41 million was recorded for the 2013 third quarter. Excluding a benefit of $70 million related to the tax effects of special items and a benefit of $30 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 24% for the quarter.

The lower tax rate in the third quarter is primarily the result of the inclusion of a $30 million benefit related to the adjustment of the tax basis in certain of the Company’s fixed assets. The recording of this benefit is predicated upon a May 2012 U.S. Court of Federal Claims decision decided in favor of another taxpayer whereby it was determined that the taxpayer should not reduce the adjusted tax basis of its assets by the amount of tax depreciation disallowed under the Foreign Sales Corporation regime.
An income tax provision of $94 million was recorded for the 2013 second quarter. Excluding a tax benefit of $10 million related to the tax effects of special items and a benefit of $32 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30% for the quarter.
An income tax provision of $130 million was recorded for the 2012 third quarter. Excluding a benefit of $3 million related to the tax effects of special items and a benefit of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 31% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2013 third quarter was $147 million compared with $168 million in the 2013 second quarter and $163 million in the 2012 third quarter.
Corporate items, net, of $13 million in the 2013 third quarter were higher than the $0 million of net expense in the 2013 second quarter, and the $1 million of net expense in the 2012 third quarter.
Restructuring and Other Charges
2013: During the three months ended September 30, 2013, restructuring and other charges totaling $76 million before taxes ($47 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$15	$9
xpedx restructuring	6	4
xpedx transaction costs	11	7
Courtland mill shutdown (a)	51	31
Bellevue box plant facility sale	(9)	(6)
Other	2	2
Total	$76	$47

(a) The company estimates that the mill closure will result in pre-tax noncash asset write-off and accelerated depreciation charges of approximately $550 million and pre-tax cash severance and other shutdown charges of approximately $125 million to be recorded in 2013 and in 2014, including the 2013 third quarter amount shown above.
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
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the third quarter of 2013.
Industrial Packaging

	2013			2012
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,755	$3,780	$11,095	$3,335	$3,450	$9,900
Operating Profit	499	474	1,328	255	260	730
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012 and the results of the Brazil Packaging business from the date of acquisition in January 2013. In addition, due to the acquisition of a majority share of Olmuksa International Paper Sabanci Ambalaj Sanayi Ve Ticaret A.S., (now called Olmuksan International Paper or Olmuksan) net sales for our corrugated packaging business in Turkey are included in the business segment totals beginning in the first quarter of 2013 and operating profits reflect a higher ownership percentage than in previous years. Net sales for the third quarter of 2013 were 1% lower than in the second quarter of 2013 and 13% higher than in the third quarter of 2012. Operating profits in the third quarter of 2013 included charges of $24 million for integration costs associated with the Temple-Inland acquisition, a gain of $9 million on the sale of the Bellevue, Washington box plant facility which was closed in 2010, and charges of $3 million for other items. Operating profits in the second quarter of 2013 included charges of $14 million for integration costs associated with the Temple-Inland acquisition, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, and charges of $2 million for other items. Operating profits in the third quarter of 2012 included charges of $58 million for integration costs associated with the Temple-Inland acquisition, charges of $19 million for costs associated with the third-quarter 2012 divestiture of three containerboard mills, charges of $16 million for restructuring costs for the Company's European packaging business, a gain of $5 million for the sale of equipment from a previously closed mill and a gain of $1 million related to the 2009 closure of the Etienne mill in France. Excluding these items, operating profits in the third quarter of 2013 were 8% higher than in the second quarter of 2013 and 51% higher than in the third quarter of 2012.
North American Industrial Packaging net sales were $3.2 billion in the third quarter of 2013 compared with $3.2 billion in the second quarter of 2013 and $2.9 billion in the third quarter of 2012. Operating profits were $499 million ($516 million excluding Temple-Inland integration costs, a gain on the sale of a closed box plant facility, box plant closure costs and mill divestiture costs) in the third quarter of 2013 compared with $454 million ($468 million excluding Temple-Inland integration costs) in the second quarter of 2013 and $256 million ($328 million excluding Temple-Inland acquisition costs, mill divestiture costs and a gain on the sale of equipment) in the third quarter of 2012.
Sales volumes in the third quarter of 2013 were lower than in the second quarter of 2013, reflecting one less shipping day and seasonally lower demand for packaging in the agricultural markets. Domestic containerboard shipments were slightly higher, while export shipments decreased. Total maintenance and market-related downtime increased about 59,000 tons. Maintenance downtime decreased 11,000 tons to 88,000 tons in the third quarter of 2013 while market-related downtime increased to 70,000 tons from 0 tons in the second quarter of 2013. Average sales price realizations increased for both boxes and domestic containerboard, reflecting the impact of the continued implementation of price increases announced during the second quarter. Export containerboard sales prices were flat. Input cost increases for recycled fiber and wood were only partially offset by lower costs for energy, wax and starch. Planned maintenance downtime costs were $35 million lower in the 2013 third quarter compared with the 2013 second quarter. Manufacturing operating costs were favorable.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 decreased. Average sales price realizations were significantly higher due to sales price increases for boxes and domestic containerboard that were implemented in the second half of 2012 and 2013 to-date as well as higher sales prices for export containerboard shipments. Input costs for recycled fiber, wood and energy increased. Planned maintenance downtime costs were $26 million higher in the third quarter of 2013. The business took about 319,000 tons of total downtime in the third quarter of 2012 of which about 19,000 tons were maintenance downtime and about 300,000 were market-related.
Entering the fourth quarter of 2013, sales volumes are expected to be lower for boxes reflecting two fewer shipping days. Average sales price realizations are expected to improve reflecting the full-quarter impact of the implementation of the price increases for containerboard and boxes. Input costs are expected to be higher for recycled fiber and energy. Planned maintenance downtime costs should be $4 million lower.
European Industrial Packaging net sales were $305 million in the third quarter of 2013 compared with $310 million in the second quarter of 2013 and $230 million in the third quarter of 2012. Net sales in 2013 include the sales of our packaging operations in Turkey which are now fully consolidated. Operating profits were a loss of $2 million in the third quarter of 2013 compared with a gain of $20 million ($8 million excluding a gain on a bargain purchase adjustment on our acquisition in Turkey and restructuring costs) in the second quarter of 2013 and a loss of $3 million (a $12 million gain excluding restructuring costs and a gain on the closure of the Etienne mill in France) in the third quarter of 2012.
Sales volumes in the third quarter of 2013 were lower than in the second quarter of 2013 due to seasonally weaker demand in the agricultural market in Morocco, partially offset by slightly higher demand in France and Italy. Average sales margins decreased reflecting difficulty in recovering increased containerboard costs due to market pressures on sales prices. Other input costs were flat. Operating profits in the second quarter of 2013 included a gain of $3 million for insurance settlements related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 were lower reflecting continuing weak demand for industrial packaging in Europe and decreased agricultural packaging demand in France and Northern Italy due to the impact of poor weather conditions, partially offset by strong demand in Morocco and Turkey. Average sales margins decreased significantly due to input costs for containerboard rising ahead of box sales price increases. Input costs were flat. Operating costs in the third quarter of 2012 included $3 million for costs related to the earthquakes in Northern Italy.
Looking ahead to the fourth quarter of 2013, sales volumes are expected to increase reflecting the seasonally higher demand in the agricultural markets related to the citrus fruit season in Morocco and Spain. Average sales margins are expected to improve as box sales price increases are realized and costs for containerboard stabilize.
Brazilian Industrial Packaging includes the results of Orsa International Paper Embalagens S.A., a corrugated packaging producer in which International Paper acquired a 75% share in January 2013. Net sales were $95 million in the third quarter of 2013 compared with $100 million in the second quarter of 2013. Operating profits (IP share) were $0 million ($1 million excluding acquisition costs) in the third quarter of 2013 compared with $0 million ($1 million excluding acquisition costs) in the second quarter of 2013. Compared with the second quarter of 2013, sales volumes were seasonally higher in the third quarter of 2013. Average sales prices were higher reflecting the further realization of a box price increase announced in the second quarter. Operating profits in the fourth quarter of 2013 are expected to increase reflecting higher sales volumes, the full realization of the box sales price increase and no planned maintenance downtime costs.
Asian Industrial Packaging net sales for the packaging operations were $105 million in the third quarter of 2013 compared with $100 million in the second quarter of 2013 and $105 million in the third quarter of 2012. Operating profits for the packaging operations $1 million in the third quarter of 2013 compared with a loss of $1 million in the second quarter of 2013 and a gain of $1 million in the third quarter of 2012.
Net sales for the distribution operations were $60 million in the third quarter of 2013 compared with $80 million in the second quarter of 2013 and $65 million in the third quarter of 2012. Operating profits for the distribution operations were $1 million in the third quarter of 2013, $1 million in the second quarter of 2013 and $1 million in the third quarter of 2012.
Compared with the second quarter of 2013, sales volumes for the packaging business were higher in the third quarter of 2013. Operating profits in the fourth quarter of 2013 are expected to decrease from the third quarter of 2013 primarily due to seasonally lower market demand. In addition, costs associated with a restructuring initiative will impact results.
Printing Papers

	2013			2012
In millions	3rd Quarter	2nd Quarter	YTD	3rd Quarter	2nd Quarter	YTD
Sales	$1,555	$1,540	$4,635	$1,580	$1,510	$4,650
Operating Profit	93	76	318	202	104	452

Printing Papers net sales for the third quarter of 2013 were 1% higher than in the second quarter of 2013 and 2% lower than in the third quarter of 2012. Operating profits in the third quarter of 2013 included a $51 million charge for costs associated with the announced closure of our Courtland, Alabama mill. Operating profits in the third quarter of 2012 included a $1 million gain associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited. Excluding these items, operating profits in the third quarter of 2013 were 89% higher than in the second quarter of 2013 and 28% lower than in the third quarter of 2012.
North American Printing Papers net sales were $660 million in the third quarter of 2013 compared with $645 million in the second quarter of 2013 and $695 million in the third quarter of 2012. Operating profits were $11 million ($62 million excluding mill closure costs) in the third quarter of 2013 compared with a loss of $8 million in the second quarter of 2013 and earnings of $110 million in the third quarter of 2012.
Sales volumes in the third quarter of 2013 were seasonally higher compared with the second quarter of 2013. Average sales price realizations were lower in both the domestic and export markets with export markets experiencing a steeper decline. Average sales margins were negatively impacted by an unfavorable cost mix resulting from production shifts related to the mill outages. Input costs increased, primarily for wood, but also for fuel and chemicals. Planned maintenance downtime costs were $41 million lower with an outage at the Eastover mill in the third quarter of 2013 compared with outages at the Eastover, Ticonderoga and Riverdale mills in the second quarter of 2013. Manufacturing operations were favorable reflecting strong performance. Operating profits in the second quarter of 2013 included a charge of $28 million to establish a reserve to cover potential exposure related to outstanding accounts receivable from a large envelope customer due to their filing for bankruptcy protection in June 2013.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 were lower. Average sales price realizations decreased in both the domestic and export markets. Input costs were higher for wood, energy and chemicals. Planned maintenance downtime costs were $6 million higher than in the third quarter of 2012.
Entering the fourth quarter of 2013, sales volumes are expected to be lower reflecting a seasonal demand slowdown plus the impact of the partial shutdown of the Courtland mill in the fourth quarter. Average sales price realizations are expected to improve with the partial realization of an announced price increase on domestic uncoated freesheet paper. Sales price realizations for exported uncoated freesheet paper are expected to continue to decline. Input costs for energy and chemicals are expected to decrease, partially offset by higher wood costs. Planned maintenance downtime costs should be $2 million lower with an outage scheduled at the Courtland mill.
European Printing Papers net sales were $355 million in the third quarter of 2013 compared with $360 million in the second quarter of 2013 and $345 million in the third quarter of 2012. Operating profits were $46 million in the third quarter of 2013 compared with $31 million in the second quarter of 2013 and $51 million in the third quarter of 2012.
Compared with the second quarter of 2013, sales volumes in the third quarter of 2013 for uncoated freesheet paper were seasonally higher in Russia, but were about flat in Europe. Average sales price realizations for uncoated freesheet paper decreased in both Europe and Russia, reflecting strong competitive pressures. Input costs for energy in Russia were higher, but were more than offset by lower costs for wood, energy and chemicals in Europe and lower wood costs in Russia. Planned maintenance downtime costs were $17 million lower in the third quarter of 2013 which included the completion of the outage at the Kwidzyn mill compared with the 2013 second quarter which included outages at the Svetogorsk and Kwidzyn mills. Manufacturing operating costs were favorable reflecting strong performance at the Kwidzyn and Svetogorsk mills.
Sales volumes in the third quarter of 2013 were higher in Russia, but lower in Europe compared with the third quarter of 2012. Average sales price realizations for uncoated freesheet paper decreased in both Russia and Europe due to weak economic conditions and soft market demand. Input costs for energy and wood in Russia were higher, but were partially offset by lower costs for wood and energy in Europe. Planned maintenance downtime costs were $8 million lower in the third quarter of 2013 compared with the third quarter of 2012 which included an outage at the Kwidzyn mill. Manufacturing operating costs were also lower.
Looking forward to the fourth quarter of 2013, sales volumes are expected to increase in Europe, but will be seasonally lower in Russia. Average sales price realizations are expected to continue to erode for uncoated freesheet paper. Input costs will increase slightly due to higher wood and energy costs. Planned maintenance downtime costs should be $11 million higher reflecting an outage scheduled at the Saillat mill.
Brazilian Printing Papers net sales were $265 million in the third quarter of 2013 compared with $270 million in the second quarter of 2013 and $280 million in the third quarter of 2012. Operating profits were $45 million in the third quarter of 2013, $59 million in the second quarter of 2013 and $45 million in the third quarter of 2012.
Sales volumes in the third quarter of 2013 were higher than in the second quarter of 2013 for uncoated freesheet paper in the Brazilian domestic market, but were partially offset by lower export volumes. Average sales price realizations increased in the Brazilian market reflecting the implementation of price increases in both the cutsize and offset paper segments. Average sales price realizations in export markets decreased in all regions due to increased supply and competitive pressures. Average sales margins were positively impacted by the geographic mix. Higher input costs for purchased fiber were offset by lower energy costs. Manufacturing operating costs were flat. Planned maintenance downtime costs were $6 million higher in the third quarter of 2013 with an outage at the Mogi Guacu mill compared with an outage at the Tres Lagoas mill in the second quarter of 2013.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 increased for uncoated freesheet paper in the Brazilian domestic market, but were more than offset by lower export shipments. Average sales price realizations improved for domestic uncoated freesheet paper, but decreased for exported paper. Higher input costs for wood were offset by lower energy costs. Planned maintenance downtime costs were about the same with outages at the Mogi Guacu mill in both periods.
Entering the fourth quarter of 2013, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian domestic market. Average sales margins should also benefit from an increased proportion of sales to the higher-margin domestic market. Planned maintenance downtime costs should be $3 million lower with an outage planned at the Luiz Antonio mill.
Indian Printing Papers net sales were $40 million in the third quarter of 2013 compared with $45 million in the second quarter of 2013 and $45 million in the third quarter of 2012. Operating profits were losses of $12 million in the third quarter of 2013, $3 million in the second quarter of 2013 and $2 million ($3 million excluding a gain on acquisition) in the third quarter of 2012. Compared with the second quarter of 2013, operating results in the third quarter of 2013 reflect lower sales volumes which resulted from capacity constraints associated with a maintenance outage at the Rajahmundry mill. Average sales price realizations increased due to the partial realization of a price increase announced early in the quarter. Input costs increased for wood, energy and chemicals. Planned maintenance downtime costs were $7 million higher due to an outage at the Rajahmundry mill in the 2013 third quarter. In the fourth quarter of 2013, sales volumes are expected to be seasonally higher and average sales price realizations should continue to increase to complete the pass-through of higher wood costs.
Asian Printing Papers net sales were $30 million in the third quarter of 2013 compared with $15 million in the second quarter of 2013 and $25 million in the third quarter of 2012. Operating profits were about breakeven in both the third quarter and the second quarter of 2013 and $1 million in the third quarter of 2012.
U.S. Market Pulp net sales were $205 million in the third quarter of 2013 compared with $205 million in the second quarter of 2013 and $190 million in the third quarter of 2012. Operating profits were $3 million in the third quarter of 2013 compared with losses of $3 million in the second quarter of 2013 and $3 million in the third quarter of 2012.
Sales volumes in the third quarter of 2013 compared with the second quarter of 2013 were slightly lower for fluff pulp primarily due to reduced availability resulting from a maintenance outage at the Franklin mill, while market pulp shipments were slightly higher. Average sales price realizations for fluff pulp increased, but were offset by lower average sales margins due to a lower proportion of sales of higher margin fluff pulp. Input costs were higher for wood. Planned maintenance downtime costs in the third quarter of 2013 were $1 million higher. Operating costs were favorable.
Compared with the third quarter of 2012, sales volumes increased in the third quarter of 2013. Average sales price realizations were lower for fluff pulp, but were higher for market pulp. Average sales margins improved due to a higher proportion of higher margin fluff pulp sales. Input costs were higher for wood, energy and chemicals. Planned maintenance downtime costs were $15 million higher. Operating costs were significantly lower, primarily due to higher start-up costs at the Franklin mill in the third quarter of 2012.
Entering the fourth quarter of 2013, sales volumes are expected to be seasonally stronger for fluff pulp and flat for market pulp. Average sales price realizations are expected to improve reflecting the partial realization of announced price increases for fluff pulp and softwood market pulp. Input costs are expected to be flat. Planned maintenance downtime costs should be $14 million lower with no outages scheduled in the fourth quarter.
Consumer Packaging

	2013			2012
In millions	3rd Quarter	2nd Quarter	YTD	3rd Quarter	2nd Quarter	YTD
Sales	$885	$855	$2,570	$765	$780	$2,355
Operating Profit	73	51	131	67	57	227
Consumer Packaging net sales in the third quarter of 2013 were 4% higher than in the second quarter of 2013 and 16% higher than in the third quarter of 2012. Operating profits in the second quarter of 2013 included charges of $1 million related to the permanent shutdown of a paper machine at our Augusta, Georgia mill. Excluding this item, operating profits in the third quarter of 2013 were 40% higher than in the second quarter of 2013 and 9% higher than in the third quarter of 2012.

North American Consumer Packaging net sales in the third quarter of 2013 were $505 million compared with $505 million in the second quarter of 2013 and $475 million in the third quarter of 2012. Operating profits were $51 million in the third quarter of 2013 compared with $32 million ($33 million excluding paper machine shutdown costs) in the second quarter of 2013 and $45 million in the third quarter of 2012.
Coated Paperboard sales volumes in the third quarter of 2013 were slightly higher than the second quarter of 2013. The business took no market-related downtime in both the third and second quarters of 2013. Average sales price realizations improved as sales price increases announced in the second and third quarters continue to be realized. Planned maintenance downtime costs were $12 million lower in the 2013 third quarter which included no outages compared with the second quarter of 2013 which included outages at the Riegelwood and Texarkana mills. Input costs were higher, but were offset by favorable operating costs.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 increased. The permanent shutdown of a paper machine at the Augusta mill in the first quarter of 2013 reduced capacity by 35,000 tons in the third quarter of 2013 compared with the third quarter of 2012. However, the business took 53,000 tons of market-related downtime in the third quarter of 2012. Average sales price realizations were lower. Input costs were higher for chemicals, wood and energy. Planned maintenance downtime costs were $6 million lower in the 2013 third quarter compared with the 2012 third quarter. Operating costs were lower due to improved operations.
Foodservice sales volumes in the third quarter of 2013 were lower than in the second quarter of 2013 mainly due to seasonally lower cold cup sales. Average sales price realizations increased slightly and average sales margins were also helped by a favorable customer mix. Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 were flat as market demand remained soft. Average sales margins improved due to a favorable customer mix.
Looking forward to the fourth quarter of 2013, coated paperboard sales volumes are expected to be seasonally lower. Average sales margins are expected to increase due to the further price realization. Planned maintenance downtime costs should be $29 million higher than in the 2013 third quarter with outages scheduled at the Texarkana and Augusta mills. Input costs are expected to be higher for wood and chemicals. Foodservice sales volumes are expected to be seasonally higher while average sales margins are expected to decrease despite some sales price improvement.
European Consumer Packaging net sales were $95 million in the third quarter of 2013 compared with $95 million in the second quarter of 2013 and $95 million in the third quarter of 2012. Operating profits in the third quarter of 2013 were $25 million compared with $18 million in the second quarter of 2013 and $21 million in the third quarter of 2012.
Sales volumes in the third quarter of 2013 compared with the second quarter of 2013 were lower in both Russia and Europe. Average sales prices improved slightly in Russia and were stable in Europe. Input costs were flat. Planned maintenance downtime costs were $7 million lower in the third quarter of 2013 which included no outages compared with the second quarter of 2013 which included outages at the Kwidzyn and Svetogorsk mills. Operating costs were slightly higher. Compared with the third quarter of 2012, sales volumes decreased, primarily in Europe. Average sales margins improved in Russia reflecting higher sales price realizations. Planned maintenance downtime costs were $5 million lower in the third quarter of 2013. Input costs were about flat, while mill operating costs were lower.
Entering the fourth quarter of 2013, sales volumes are expected to be flat, but average sales price realizations, particularly in Russia, are expected to be lower. No planned maintenance outages are scheduled in the fourth quarter. Input costs are expected to be higher for wood and energy.
Asian Consumer Packaging net sales were $285 million in the third quarter of 2013, $255 million in the second quarter of 2013 and $195 million in the third quarter of 2012. Operating profits were a loss of $3 million in the third quarter of 2013 compared with gains of $1 million in the second quarter of 2013 and $1 million in the third quarter of 2012. Compared with the second quarter of 2013, sales volumes increased, but sales prices remain under pressure due to the over-supplied market conditions. Operating costs were negatively impacted by costs associated with the start-up of a paper machine that was rebuilt in the second quarter and by planned maintenance shutdown costs. Compared with the third quarter of 2012, sales volumes increased, but operating profits declined reflecting competitive pressure on sales prices which squeezed margins and created an unfavorable product mix.
Looking ahead to the fourth quarter of 2013, operating earnings are expected to improve reflecting slightly higher sales volumes and an optimized product mix to mitigate the impact of continuing competitive pressure on sales prices. In addition, input costs for pulp and energy are expected to be lower.

Distribution

	2013			2012
In millions	3rd Quarter	2nd Quarter	YTD	3rd Quarter	2nd Quarter	YTD
Sales	$1,445	$1,405	$4,235	$1,535	$1,500	$4,510
Operating Profit	13	—	8	15	5	18
Distribution net sales in the third quarter of 2013 were 3% higher than in the second quarter of 2013 and 6% lower than in the third quarter of 2012. Operating profits included $6 million, $17 million and $9 million in the third quarter of 2013, the second quarter of 2013 and the third quarter of 2012, respectively, of costs related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the third quarter of 2013 were 12% higher than in the second quarter of 2013 and 21% lower than in the third quarter of 2012.
Sales of papers and graphic arts products in the third quarter of 2013 totaled $840 million compared with $800 million in the second quarter of 2013 and $900 million in the third quarter of 2012. Trade margins as a percent of sales for printing papers decreased from both the second quarter of 2013 and the third quarter of 2012 due to a change in mix. Packaging sales were $395 million in the third quarter of 2013, compared with $390 million in the second quarter of 2013 and $400 million in the third quarter of 2012. Trade margins as a percent of sales for packaging products were down from the second quarter of 2013, but up from the third quarter of 2012 reflecting a change in mix. Sales of facility solutions products totaled $210 million in the third quarter of 2013, compared with $215 million in the second quarter of 2013 and $235 million in the third quarter of 2012.
Operating profits before reorganization costs in the third quarter of 2013 were $2 million higher than in the second quarter of 2013. Increased sales volumes and lower operating expenses led to the higher earnings. Operating profits before reorganization costs in the third quarter of 2013 were $5 million lower than in the third quarter of 2012 due to decreased sales volumes.
Looking ahead to the 2013 fourth quarter, operating results are expected to reflect sales levels similar to the third quarter of 2013 and cost reductions related to the continued reorganization efforts.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $11 million in the third quarter of 2013, an equity loss, net of taxes, of $34 million in the second quarter of 2013 and equity earnings, net of taxes, of $33 million in the third quarter of 2012. In the third quarter of 2013, the after-tax foreign exchange impact was a gain of $8 million on the remeasurement of U.S. dollar-denominated debt compared with a loss of $23 million in the second quarter of 2013. Compared with the second quarter of 2013, in the third quarter of 2013 sales volumes of pulp, containerboard and paper all increased in both the domestic and export markets. Average sales price realizations decreased in both domestic and export markets for softwood pulp and hardwood pulp. Sales prices decreased for containerboard sold to domestic markets, but increased for sales to export markets. Input costs for wood were seasonally lower, but were partially offset by higher electricity and gas costs. Distribution costs decreased. Costs associated with the ramp-up of the new pulp line at the Bratsk mill and the coated and uncoated freesheet paper capacity at the Koryazhma mill were lower in the third quarter of 2013 than in the second quarter.
Compared with the third quarter of 2012, sales volumes in the third quarter of 2013 reflected increased sales of softwood pulp to China, but lower sales of pulp to the domestic market and of hardwood pulp to China. Average sales price realizations were higher for softwood pulp in both the domestic market and for shipments to China. Hardwood pulp prices increased for sales to China and containerboard prices increased in the domestic market. Input costs increased for energy and freight, but decreased for wood. A foreign exchange gain of $21 million on the remeasurement of U.S. dollar-denominated debt was recorded in the third quarter of 2012.
Looking forward to the fourth quarter of 2013, sales volumes are expected to improve reflecting the further ramp-ups of the new equipment. Average sales price realizations are expected to be higher for sales of softwood pulp to China and for sales of hardwood pulp to the domestic market, but prices for hardwood pulp sold to China are expected to be negatively impacted by market pressure. Input costs are expected to be seasonally higher for wood. Costs associated with the ramp-up of the new pulp line at the Bratsk mill and the coated and uncoated freesheet capacity at the Koryazhma mill are expected to continue to decrease.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $2.0 billion for the first nine months of 2013, compared with $2.3 billion for the comparable 2012 nine-month period. Earnings from operations adjusted for non-cash charges and the cash pension plan contributions were $2.6 billion for the first nine months of 2013 compared to $2.1 billion for the first nine months of 2012. Cash used for working capital components totaled $594 million for the first nine months of 2013 compared to cash provided of $168 million for the comparable 2012 nine-month period.

The Company generated free cash flow of approximately $1.2 billion and $1.2 billion in the first nine months of 2013 and 2012, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities. The following is a reconciliation of free cash flow to cash provided by operations:

	Nine Months Ended September 30,
In millions	2013	2012
Cash provided by continuing operations	$1,964	$2,274
Adjustments:
Cash invested in capital projects	(759)	(1,001)
Cash contribution to pension plan	31	44
Insurance reimbursement for Guaranty Bank settlement	(30)	—
Cash received from unwinding a timber monetization	—	(251)
Change in control payments related to Temple-Inland acquisition	—	120
Free Cash Flow	$1,206	$1,186
Investments in capital projects totaled $759 million in the first nine months of 2013 compared to $1.0 billion in the first nine months of 2012. Full-year 2013 capital spending is currently expected to be approximately $1.3 billion, or about 84% of depreciation and amortization expense for our current businesses.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Early debt reductions (a)	$442	$611	$500	$1,047
Pre-tax early debt extinguishment costs (b)	15	13	24	39

(a)
Reductions related to notes with interest rates ranging from 5.45% to 7.40% with original maturities from 2014 to 2033 and from 1.63% to 6.95% with original maturities from 2017 to 2023 for the three months ended September 30, 2013 and 2012, respectively, and 5.20% to 7.95% with original maturities from 2014 to 2033 and from 1.63% to 7.95% with original maturities from 2012 to 2023 for the nine months ended September 30, 2012.

(b)	Amounts are included in Restructuring and Other Charges in the accompanying consolidated statements of operations.
Financing activities for the first nine months of 2013 included an $425 million net decrease in debt versus a $71 million net increase in debt during the comparable 2012 nine-month period.
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
Subsequent to September 30, 2013, International Paper executed call notices on approximately $70 million of industrial development bonds with interest rates from 4.55% to 6.75% and original maturities from 2015 to 2031, which are expected to settle during the fourth quarter of 2013.
In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. The Company had repurchased 387,935 shares at an average price of $47.72, for a total of approximately $19 million, as of September 30, 2013.
During the first nine months of 2013, International Paper issued approximately 7.1 million shares of common stock and used 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $288 million of cash. Also in the first nine months of 2013, International Paper acquired 1.6 million shares of treasury stock primarily related to restricted stock tax withholding as well as shares purchased under the repurchase program noted above. Repurchases of common stock and payments of restricted stock withholding taxes totaled $70 million. During the first nine months of 2012, International Paper used approximately 2.7 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $60 million of cash. Also in the first nine months of 2012, International Paper acquired 1.1 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $35 million. Cash dividend payments related to common stock totaled $400 million and $344 million for the first nine months of 2013 and 2012, respectively. Dividends were $0.9000 per share and

$0.7875 per share for the first nine months in 2013 and 2012, respectively. In September 2013, the Company announced a 17% increase in the Company's quarterly dividend from $0.30 to $0.35 per share.
At September 30, 2013, contractual obligations for future payments of debt maturities by calendar year were as follows: $308 million in 2013; $538 million in 2014; $484 million in 2015; $502 million in 2016; $245 million in 2017; $1.9 billion in 2018; and $5.7 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
At September 30, 2013, International Paper’s contractually committed credit agreements totaled $2.5 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The committed liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $1.0 billion of commercial paper-based financings based on eligible receivable balances ($1.0 billion available at September 30, 2013). On January 9, 2013, the Company amended its $1.0 billion receivables securitization facility to extend the maturity date from January 2013 to January 2014. The amended agreement has a facility fee of 0.35% payable monthly. In June 2012, International Paper borrowed $225 million under the receivable securitization facility acquired from Temple-Inland with an interest rate of 0.244% plus a margin of 70 basis points. The borrowings under this receivable securitization facility were repaid in July 2012. At September 30, 2013, International Paper had no borrowings under the receivable securitization facility.
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
The value of International Paper's investment in Orsa IP is approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
Due to the complex organizational structure of Orsa IP's operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports its share of Orsa IP's operating results on a one-month lag basis.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholders’ agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time after the second anniversary of the formation of Ilim, either the Company or its partners may commence procedures specified under the deadlock provisions. Under certain circumstances, the Company would be required to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interest would not be material and could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.
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
The Company has included in its 2012 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2013.
Pension Accounting
Net pension expense totaled approximately $413 million for International Paper’s U.S. plans for the nine months ended September 30, 2013, or about $157 million more than the pension expense for the first nine months of 2012. The increase in U.S. plan expense was principally due to a decrease in the assumed discount rate to 4.10% in 2013 from 5.10% in 2012 and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $4 million and $2 million for the first nine months of 2013 and 2012, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2013, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.4 billion, consisting of approximately 50% equity securities, 31% fixed income securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a $31 million contribution to the Pension Plan in the second quarter of 2013. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make an additional contribution in 2013. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $24 million in 2013.
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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2013 - July 31, 2013	1,368	$50.19	N/A	N/A
September 1, 2013 - September 30, 2013	389,685	47.71	387,935	$1.48
Total	391,053
(a) 3,118 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $1.5 Billion Share Repurchase Program announced on September 10, 2013.

ITEM 6.	EXHIBITS

10.1
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all named executive officers) - approved September 2013.

10.2
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents all "grandfathered" vice presidents elected prior to February 2008 (all named executive officers) - approved September 2013.

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

INTERNATIONAL PAPER COMPANY (Registrant)

November 6, 2013	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

November 6, 2013	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller