Form 10-K
period 2013-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2014-02-27
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2013) was approximately $19,567,052,215.
The number of shares outstanding of the Company’s common stock as of February 19, 2014 was 438,800,916.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	44
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	45
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	45
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	47
	Consolidated Statement of Operations	49
	Consolidated Statement of Comprehensive Income	50
	Consolidated Balance Sheet	51
	Consolidated Statement of Cash Flows	52
	Consolidated Statement of Changes in Equity	53
	Notes to Consolidated Financial Statements	54
	Interim Financial Results (Unaudited)	92
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	92
ITEM 9A.	CONTROLS AND PROCEDURES.	95
ITEM 9B.	OTHER INFORMATION.	96

PART III.		96

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	96
ITEM 11.	EXECUTIVE COMPENSATION.	97
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	97
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	97
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	97

PART IV.		97

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	97
	Additional Financial Data	97
	Schedule II – Valuation and Qualifying Accounts	101
	SIGNATURES	102
APPENDIX I	2013 LISTING OF FACILITIES	A-1
APPENDIX II	2013 CAPACITY INFORMATION	A-4

PART I.
ITEM 1. BUSINESS
GENERAL
International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”) is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia, Africa and the Middle East. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.
In the United States, at December 31, 2013, the Company operated 25 pulp, paper and packaging mills, 181 converting and packaging plants, 18 recycling plants and three bag facilities. Production facilities at December 31, 2013 in Europe, Asia, Africa, India, Latin America and South America included 16 pulp, paper and packaging mills, 72 converting and packaging plants, and two recycling plants. We distribute printing, packaging, graphic arts, maintenance and industrial products principally through over 81 distribution branches in the United States and 17 distribution branches located in Mexico and Asia. At December 31, 2013, we owned or managed approximately 332,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into four segments: Industrial Packaging; Printing Papers; Consumer Packaging; and Distribution. A description of these business segments can be found on pages 27 through 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.

On January 28, 2014, we announced that International Paper, xpedx Holding Company (“SpinCo”), a company we recently formed to hold xpedx, the business of which comprises our Distribution segment, UWW Holdings, Inc. (“Unisource”) and related entities had entered into a merger agreement, a contribution and distribution agreement and related agreements, providing for the pro rata, tax-free, spin-off distribution of shares of common stock of SpinCo to International Paper’s shareholders and the merger of Unisource with and into SpinCo with SpinCo as the surviving company in the merger. As a result of the spin-off distribution and the merger, International Paper’s shareholders will own approximately 51%, and the sole shareholder of Unisource will own approximately 49%, of the shares of common stock of SpinCo on a fully diluted basis. We anticipate that the spin-off distribution and the merger will be completed in mid-2014. You can find discussions of the transaction in Item 1A. Risk Factors - Risks Relating to Our Operations and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Description of Industry Segments.
From 2009 through 2013, International Paper’s capital expenditures approximated $5.0 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and improve forestlands. Capital spending for continuing operations in 2013 was approximately $1.2 billion and is expected to be approximately $1.4 billion in 2014. You can find more information about capital expenditures on page 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found on pages 35 through 37 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 19 Financial Information by Industry

Segment and Geographic Area on pages 89 through 91 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on page 91 of Item 8. Financial Statements and Supplementary Data.
COMPETITION AND COSTS
The markets in the pulp, paper and packaging product lines are large and fragmented. The major markets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood and wood-fiber products.
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 20 through 34 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

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
DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products are described on pages 27 through 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2013, 2012 and 2011 were as follows:
Sales Volumes by Product (1)

In thousands of short tons	2013	2012	2011
Industrial Packaging
North American Corrugated Packaging (2)	10,393	10,523	7,424
North American Containerboard (2)	3,273	3,228	2,371
North American Recycling	2,379	2,349	2,435
North American Saturated Kraft	176	166	161
North American Gypsum/Release Kraft (2)	157	135	—
North American Bleached Kraft	132	114	95
EMEA Industrial Packaging (3)	1,342	1,032	1,047
Asian Box	416	410	444
Brazilian Packaging (4)	297	—	—
Industrial Packaging	18,565	17,957	13,977
Printing Papers
U.S. Uncoated Papers	2,508	2,617	2,616
European and Russian Uncoated Papers	1,413	1,286	1,218
Brazilian Uncoated Papers	1,150	1,165	1,141
Indian Uncoated Papers	232	246	49
Uncoated Papers	5,303	5,314	5,024
Market Pulp (5)	1,711	1,593	1,410
Consumer Packaging
North American Consumer Packaging	1,556	1,507	1,560
European and Russian Coated Paperboard	355	372	332
Asian Coated Paperboard	1,430	1,059	998
Consumer Packaging	3,341	2,938	2,890

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.

(3)	Includes Turkish box plants beginning in Q1 2013 when a majority ownership was acquired.

(4)	Includes Brazil Packaging from date of acquisition in mid- January 2013.

(5)	Includes internal sales to mills.

RESEARCH AND DEVELOPMENT
The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $18 million in 2013, $13 million in 2012 and $13 million in 2011.
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
ENVIRONMENTAL PROTECTION
International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $61 million in 2013 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $140 million in 2014 for similar capital projects, including expenditures associated with the U.S. Environmental Protection Agency's (EPA) Boiler MACT (maximum achievable control technology)

regulations. Capital expenditures for 2015 environmental capital projects are anticipated to be approximately $160 million, including Boiler MACT costs. Capital expenditures for 2016 environmental capital projects are estimated to be $110 million, including Boiler MACT costs. On January 31, 2013, the EPA issued the final Boiler MACT suite of regulations. These regulations require owners of specified boilers to meet revised air emissions standards for certain substances. Several lawsuits have been filed to challenge all or portions of the Boiler MACT regulations. As such, the projected capital expenditures for environmental capital projects represent our current best estimate of future expenditures with the recognition that the Boiler MACT regulations are subject to change.
In the U.S., air quality regulations finalized by the EPA during 2013 are not expected to have a material impact on the Company. To date, revisions to National Ambient Air Quality Standards (NAAQS) for sulfur dioxide (SO2), nitrogen dioxide (NO2), and fine particulate (PM2.5) finalized between 2010 and 2012 have not had a material impact on the Company. Regulations addressing specific implementation issues related to the SO2 NAAQS are being developed by the EPA and are expected to be finalized during the next two years. Potentially material capital investment might be required in response to these emerging requirements.

CLIMATE CHANGE

Climate change refers to any significant change in the measure of the earth’s climatic conditions such as temperature, precipitation, or winds that persist for decades or longer. Climate change can be caused by natural factors, such as changes in the sun’s intensity and ocean circulation, and human activities can also affect the composition of the earth’s atmosphere, such as from the burning of fossil fuels. In an effort to mitigate the potential of climate change impacts from human activities, various international, national and sub-national (regional, state and local) governmental actions have been undertaken. Presently, these efforts have not materially impacted International Paper, but such efforts might have a material impact on the Company in the future.

International Efforts

In 1997, the Kyoto Protocol established emission reduction obligations for certain countries where the Company had and continues to have operations. Though the Kyoto Protocol expired in 2012, several countries, and most notably the European Union (EU), extended their emissions commitments until 2020. A successor program to the Kyoto Protocol is the subject of on-going international negotiations. It is not yet clear if these negotiations will result in a new International

Climate Change Agreement and, if so, what form it will take. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of future international agreements on the Company.

To assist member countries in meeting obligations under the Kyoto Protocol, the EU established and continues to operate an Emissions Trading System (EU ETS). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the company, but they could be material to the company in the future depending on how allocation of and market prices for greenhouse gas (GHG) credits evolve over the coming years.
National Efforts
In the U.S., the Kyoto Protocol was not ratified and Congress has not passed GHG legislation. The U.S. EPA has acted regulatorily to control GHGs from mobile sources (through transportation fuel efficiency standards) and requires reporting of GHGs from sources of GHGs greater than 25,000 tons per year. In 2013, the Company reported to EPA the GHG emissions from 23 of our U.S. manufacturing sites and 7 landfills. In 2010, EPA issued GHG regulations for new and modified sources under the New Source Review and Title V Operating Permit programs. However, EPA deferred the applicability of these GHGs regulations to biomass emissions until the summer of 2014 to allow a Science Advisory Board (SAB) to provide input to EPA on how to incorporate the concept of carbon neutrality for biomass into their regulatory processes. Before EPA could act on the SAB report, the U.S. Court of Appeals for the District of Columbia ruled that the EPA could not administratively defer regulation of biomass GHG emissions. The mandate for the biomass deferral vacature has yet to be acted upon and thus it is unclear how EPA will incorporate the decision into climate change regulations.
EPA has also issued final regulations establishing New Source Performance Standards (NSPS) for new Electrical Generating Units (EGUs). This regulation is the first of several expected NSPSs that EPA will implement over the coming years. Currently, the EPA has not identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that at some future time pulp and paper sources will be subject to new GHG NSPS rules. It is unclear what impacts, if any, future GHG NSPS rules will have on the Company’s operations.

State, Regional and Local Measures
A few U.S. states have enacted or are considering legal measures to require the reduction of emissions of greenhouse gases by companies and public utilities, primarily through the development of greenhouse gas emission inventories or regional GHG cap-and-trade programs. One such state is California. The Company does not have any sites currently subject to California's GHG regulatory plan. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. Although we are monitoring proposed programs in other states, it is unclear what impacts, if any, state level GHG rules will have on the Company’s operations.
Summary
Regulation of greenhouse gases continues to evolve in various countries in which we do business. While it is likely that there will be increased governmental action regarding greenhouse gases and climate change, at this time it is not reasonably possible to estimate either a timetable for the implementation of any new regulations or our costs of compliance. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on International Paper, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. International Paper has controls and procedures in place to stay adequately informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate. We regularly assess whether such legislation or regulation may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.
Additional information regarding climate change and International Paper, including our emissions for 2013, are available in our Sustainability Report found at http://www.internationalpaper.com/US/EN/Company/Sustainability/SustainabilityReport.html, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
EMPLOYEES
As of December 31, 2013, we had approximately 69,000 employees, 39,000 of whom were located in the United States. Of the U.S. employees, approximately 26,000 are hourly, with unions representing approximately 15,500 employees. Approximately 12,000 of the union employees are represented by the United Steel Workers (USW).

International Paper and the USW have negotiated two master agreements covering our USW represented mills and converting facilities, respectively.  These master agreements cover several specific items, including wages, select benefit programs, successorship, employment security, and health and safety.  Individual facilities continue to have local agreements for other subjects not covered by the master agreements.  If local facility agreements are not successfully negotiated at the time of expiration, under the terms of the master agreements the local contracts will automatically renew with the same terms in effect.  The mill master agreement covers 18 of our U. S. pulp, paper, and packaging mills; the converting agreement includes 63 of our converting facilities.  In addition, International Paper is party to a master agreement with District Council 2, International Brotherhood of Teamsters, covering 16 additional converting facilities.
During 2013, 36 local labor agreements were negotiated at 13 mills, 21 converting facilities and two distribution facilities. In 2014, 50 labor agreements are scheduled to be negotiated, including seven mills, 30 converting facilities and 13 distribution facilities. Thirty-one of these agreements will automatically renew under the terms of the applicable master agreement if new agreements are not reached.
EXECUTIVE OFFICERS OF THE REGISTRANT
John V. Faraci, 64, chairman and chief executive officer since 2003. Mr. Faraci joined International Paper in 1974.
C. Cato Ealy, 57, senior vice president - corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.
William P. Hoel, 57, senior vice president, Container The Americas, since February 2012. Mr. Hoel previously served as vice president, Container The Americas, from 2005 until 2012, senior vice president, corporate sales and marketing, from 2004 until 2005, and vice president, Wood Products, from 2000 until 2004. Mr. Hoel joined International Paper in 1983.
Tommy S. Joseph, 54, senior vice president - manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president - manufacturing, technology, EHS&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 57, senior vice president - consumer packaging and IP Asia since January 2010. Mr. Kadien previously served as senior vice president and president - xpedx from 2005 until 2009. Mr. Kadien joined International Paper in 1978. Mr. Kadien serves on the board of directors of The Sherwin-Williams Company.
Paul J. Karre, 61, senior vice president - human resources and communications since May 2009. Mr. Karre previously served as vice president - human resources from 2000 until 2009. Mr. Karre joined International Paper in 1974.
Mary A. Laschinger, 53, senior vice president since 2007 and president - xpedx since January 2010. Ms. Laschinger previously served as president - IP Europe, Middle East, Africa and Russia from 2005 until 2010. Ms. Laschinger joined International Paper in 1992. Ms. Laschinger serves on the board of directors of the Kellogg Company.
Tim S. Nicholls, 52, senior vice president - printing and communications papers of the Americas since November 2011. Mr. Nicholls previously served as senior vice president and chief financial officer from 2007 until 2011 and vice president and executive project leader of IP Europe during 2007. Mr. Nicholls served as vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.
Jean-Michel Ribieras, 51, senior vice president and president - IP Europe, Middle East, Africa and Russia since June 2013. Mr. Ribieras previously served as president - IP Latin America from 2009 until 2013. Mr. Ribieras is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ribieras joined International Paper in 1993.
Carol L. Roberts, 54, senior vice president and chief financial officer since November 2011. Ms. Roberts previously served as senior vice president - industrial packaging from 2008 until 2011 and senior vice president - IP packaging solutions from 2005 until 2008. Ms. Roberts serves on the board of directors of Alcoa Inc. and Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Ms. Roberts joined International Paper in 1981.
Sharon R. Ryan, 54, senior vice president, general counsel and corporate secretary since November 2011. Ms. Ryan previously served as senior vice president, acting general counsel and corporate secretary from May 2011 until November 2011, and as vice president from March 2011 until May 2011. Ms. Ryan served as associate general counsel, chief ethics and compliance officer from 2009 until 2011, and as associate general counsel from 2006 until 2011. Ms. Ryan joined International Paper in 1988.
Mark S. Sutton, 52, senior vice president - industrial packaging since November 2011. Mr. Sutton previously served as senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, and vice president - supply chain from 2007 until 2008. Mr. Sutton served as vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan and the CBPR acquisition in 2008 is presented in Note 11 Commitments and Contingent Liabilities on page 68 and 69 of Item 8. Financial Statements and Supplementary Data.
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the receipt of governmental and other approvals and favorable rulings associated with the agreed-upon transaction combining xpedx with Unisource, the successful fulfillment or waiver of all other closing conditions for the transaction without unexpected delays or conditions, and the successful closing of the transaction within the estimated timeframe; and (viii) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

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
RISKS RELATING TO INDUSTRY CONDITIONS
CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION COULD AFFECT OUR PROFITABILITY. We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda and starch), energy sources (principally natural gas, coal and fuel oil) and third-party companies that transport our goods. The market price of virgin wood fiber varies based upon availability and source. Increased demand for biomass to meet a growing number of government mandates and incentives to promote the use of biomass for renewable electrical energy generation may also impact pricing and availability of virgin wood fiber. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause an occasional tightening in the supply of recycled fiber. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and may continue to fluctuate in the future.

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
RISKS RELATING TO MARKET AND ECONOMIC FACTORS
ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which impact demand for our products. In addition, volatility in the capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could have a material adverse effect on our business, financial condition and our results of operations.
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CON-
DITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2013, International Paper had approximately $9.5 billion of outstanding indebtedness, including $0 of indebtedness outstanding under our credit facilities and $8.8 billion of indebtedness outstanding under our floating and fixed rate notes. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

•
it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, dividends, share repurchases, debt service requirements, acquisitions and general corporate or other purposes;

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
CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING

ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Maintaining an investment-grade credit rating is an important element of our financial strategy, and a downgrade of the Company’s ratings below investment grade may limit our access to the capital markets, have an adverse effect on the market price of our securities, increase our cost of borrowing and require us to post collateral for derivatives in a net liability position. The Company’s desire to maintain its investment grade rating may cause the Company to take certain actions designed to improve its cash flow, including sale of assets, suspension or reduction of our dividend and reductions in capital expenditures and working capital.
Under the terms of the agreements governing approximately $4.3 billion of our debt as of December 31, 2013, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to the Company in connection with our 2006 and Temple-Inland's 2007 sales of forestlands may be downgraded below a required rating. Since 2006, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of deferred taxes if a replacement bank cannot be obtained. See Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 72 through 75 of Item 8. Financial Statements and Supplementary Data for further information.

OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets and health care reform could also increase pension and health care costs. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2013 was $2.2 billion. This includes liability for the International Paper Company pension plans as well as the Temple-Inland Retirement Plan, for which we have responsibility in connection with the Temple-Inland acquisition. The amount and timing of future contributions will depend upon a number of factors, principally the actual earnings and changes in values of plan assets and changes in interest rates.
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Brazil, Russia, Poland, China, India, and Turkey where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Downturns in economic activity, adverse tax consequences, fluctuations in the value of local currency versus the U.S. dollar, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.
RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements -- including, among others, those relating to the environment, health and safety and to labor and employment. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs. For example, we have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and NAAQSs, will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. As another example, we are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility.

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
RISKS RELATING TO OUR OPERATIONS
MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	the effect of other severe weather conditions on equipment and facilities;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	labor difficulties; and

•	other operational problems.
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
WE ARE SUBJECT TO CYBER-SECURITY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY THAT MANAGES OPERATIONS AND OTHER BUSINESS PROCESSES. International Paper business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to internal applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.
SEVERAL OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Several operations, particularly in emerging markets, are carried on by joint ventures such as the Ilim joint venture in Russia. In joint ventures, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.
THE AGREED-UPON TRANSACTION COMBINING XPEDX WITH UNISOURCE MAY NOT BE COMPLETED WITHIN THE EXPECTED TIMEFRAME, OR AT ALL, AND WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM THIS DIVESTITURE OR FROM OTHER STRATEGIC ACQUISITIONS, JOINT VENTURES AND DIVESTITURES. On January 28, 2014, we announced that xpedx Holding Company (SpinCo) and Unisource will merge under the terms of a definitive agreement that will result in the creation of a new publicly traded company. The transaction will be accomplished through a Reverse Morris Trust structure in which International Paper will indirectly contribute the assets of xpedx to a newly formed wholly owned subsidiary, SpinCo, in exchange for shares of common stock of SpinCo, a special payment of $400 million, subject to adjustments, expected to be financed with new debt in SpinCo's capital structure, as well as the potential for an additional cash payment pursuant to an "earn-out" provision. International Paper will distribute shares of SpinCo to International Paper shareholders on a pro rata basis in a manner intended to be tax-free to International Paper and its shareholders. The transaction is expected to be completed in mid-2014. Completion of the transaction is subject to the satisfaction (or waiver) of a number of important conditions that are beyond our control and may prevent, delay or otherwise negatively affect its completion.
The success of the transaction will depend, in part, on the ability of the combined company to realize anticipated growth opportunities, cost savings and other synergies. SpinCo's success in realizing these growth opportunities, cost savings and other synergies, and the timing of this realization, depends on the successful integration of xpedx’s business and operations with Unisource’s business and operations. Even if the combined company is able to integrate the xpedx and Unisource businesses and operations successfully, this integration may not result in the realization of the full benefits of the growth opportunities, cost savings and other synergies currently expected from this integration within the anticipated time frame or at all. Moreover, substantial expenses will be incurred in connection with the transaction and with the integration of xpedx’s business with Unisource’s business. Such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs or delays incurred in integrating the businesses.
More broadly, our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent strategic acquisitions, joint ventures and divestitures and to realize the benefits we expect from such transactions, and we are subject to the risk that we may not achieve the expected benefits. Among the benefits we expect from potential as well as recently completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers placing higher strategic value on such businesses and assets than does International Paper.
IF THE SPIN-OFF DOES NOT QUALIFY AS A TAX-FREE SPIN-OFF UNDER SECTION 355 OF THE INTERNAL REVENUE CODE OF 1986, AS AMENDED, INCLUDING AS A RESULT OF SUBSEQUENT ACQUISITIONS OF STOCK OF INTERNATIONAL PAPER OR SPINCO, THEN INTERNATIONAL PAPER AND/OR THE INTERNATIONAL PAPER SHAREHOLDERS MAY BE REQUIRED TO PAY SUBSTANTIAL U.S. FEDERAL INCOME TAXES.
The spin-off and the merger are conditioned upon International Paper’s receipt of a private letter ruling from the U.S. Internal Revenue Service (“IRS”) to the effect that the spin-off and certain related transactions will qualify as tax-free to International Paper and the International Paper shareholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS ruling does not rule that the spin-off satisfies every requirement for a tax-free spin-off under Section 355 of the Code, and the parties will rely solely on the opinion of counsel for comfort that such additional requirements are satisfied.
If the spin-off does not qualify as a tax-free spin-off under Section 355 of the Code, then the receipt of SpinCo common stock would be taxable to the International Paper shareholders, International Paper might recognize a substantial gain on the spin-off, and SpinCo may be required to indemnify International Paper for the tax on such gain pursuant to a tax matters agreement. There can be no assurance that SpinCo would have the resources or liquidity required to indemnify International Paper for any such taxable gain.

In addition, the spin-off will be taxable to International Paper pursuant to Section 355(e) of the Code if there is a 50% or more change in ownership of either International Paper or SpinCo, directly or indirectly, as part of a plan or series of related transactions that include the spin-off. Because the International Paper shareholders will collectively own more than 50% of our common stock following the merger, the merger alone will not cause the spin-off to be taxable to International Paper under Section 355(e) of the Code. However, Section 355(e) of the Code might apply if other acquisitions of stock of International Paper before or after the merger, or of SpinCo after the merger, are considered to be part of a plan or series of related transactions that include the spin-off.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2013, the Company owned or managed approximately 332,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under CERFLOR and FSC.
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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2014 on page 38, and dispositions and restructuring activities as of December 31, 2013, on pages 25 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 59 and 60 and pages 63 and 64 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 68 through 72 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2013 and 2012 are set forth on page 92 of Item 8. Financial Statements and Supplementary Data. As of

the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. International Paper options are traded on the Chicago Board of Options Exchange. As of February 19, 2014, there were approximately 14,041 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2013 - October 31, 2013	2,718,467	$44.54	2,717,984	$1.36
November 1, 2013 - November 30, 2013	4,855,900	44.67	4,855,900	1.14
December 1, 2013 - December 31, 2013	2,230,207	46.93	2,228,534	1.04
Total	9,804,574

(a)
2,156 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. The remainder were purchased under the Company's $1.5 Billion Share Repurchase Program announced on September 10, 2013.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 30, 2008 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 30, 2008. The graph portrays total return, 2008–2013, assuming reinvestment of dividends.

Note: The companies included in the ROIC Peer Group are Domtar Inc., Fibria Celulose S.A., Klabin S.A., MeadWestvaco Corp., Metsa Board Corporate, Mondi Group, Packaging Corporation of America, Rock-Tenn Company, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2013		2012		2011		2010		2009
RESULTS OF OPERATIONS
Net sales	$29,080		$27,833		$26,034		$25,179		$23,366
Costs and expenses, excluding interest	27,619		26,137		24,035		23,749		21,498
Earnings (loss) from continuing operations before income taxes and equity earnings	849	(b)	1,024	(e)	1,458	(h)	822	(k)	1,199	(m)
Equity earnings (loss), net of taxes	(39)		61		140		111		(26)
Discontinued operations, net of taxes	45	(c)	45	(f)	49	(i)	—		—
Net earnings (loss)	1,378	(b-d)	799	(e-g)	1,336	(h-j)	712	(k-l)	704	(m-n)
Noncontrolling interests, net of taxes	(17)		5		14		21		18
Net earnings (loss) attributable to International Paper Company	1,395	(b-d)	794	(e-g)	1,322	(h-j)	691	(k-l)	686	(m-n)
FINANCIAL POSITION
Working capital	$3,898		$3,907		$5,718		$3,525		$3,539
Plants, properties and equipment, net	13,672		13,949		11,817		12,002		12,688
Forestlands	557		622		660		747		757
Total assets	31,528		32,153		27,018		25,409		25,543
Notes payable and current maturities of long-term debt	661		444		719		313		304
Long-term debt	8,827		9,696		9,189		8,358		8,729
Total shareholders’ equity	8,105		6,304		6,645		6,875		6,018
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.05		$1.72		$2.95		$1.61		$1.61
Discontinued operations	0.10		0.10		0.11		—		—
Net earnings (loss)	3.15		1.82		3.06		1.61		1.61
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.01		$1.70		$2.92		$1.59		$1.61
Discontinued operations	0.10		0.10		0.11		—		—
Net earnings (loss)	3.11		1.80		3.03		1.59		1.61
Cash dividends	1.2500		1.0875		0.975		0.400		0.33
Total shareholders’ equity	18.57		14.33		15.21		15.71		13.90
COMMON STOCK PRICES
High	$50.33		$39.88		$33.01		$29.25		$27.79
Low	39.47		27.29		21.55		19.33		3.93
Year-end	49.03		39.84		29.60		27.24		26.78
FINANCIAL RATIOS
Current ratio	1.8		1.8		2.2		1.8		1.9
Total debt to capital ratio	0.54		0.62		0.60		0.56		0.60
Return on shareholders’ equity	20.2%	(b-d)	11.6%	(e-g)	17.9%	(h-j)	11.4%	(k-l)	14.1%	(m-n)
Return on capital employed from continuing operations attributable to International Paper Company	7.2%	(b-d)	4.8%	(e-g)	7.5%	(h-j)	5.3%	(k-l)	5.1%	(m-n)
CAPITAL EXPENDITURES	$1,198		$1,383		$1,159		$775		$534
NUMBER OF EMPLOYEES	69,000		70,000		61,500		59,500		56,100

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
Return on capital employed—
the after-tax amount of earnings from continuing operations before interest divided by the average of total assets minus accounts payable and accrued liabilities (computed monthly).
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)	All periods presented have been restated to reflect the Temple-Inland Building Products business as discontinued operations, if applicable.

2013:

(b)
Includes restructuring and other charges of $210 million before taxes ($131 million after taxes) including pre-tax charges of $25 million ($16 million after taxes) for early debt extinguishment costs, pre-tax charges of $32 million ($19 million after taxes) for costs associated with the restructuring of the Company's xpedx operations, pre-tax charges of $118 million ($72 million after taxes) for costs associated with the announced shutdown of our Courtland, Alabama mill, a pre-tax gain of $30 million ($19 million after taxes) for insurance reimbursements related to the 2012 Guaranty Bank legal settlement, a pre-tax charge of $45 million ($28 million after taxes) for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill, pre-tax charges of $22 million ($14 million after taxes) for costs associated with the spin-off of our xpedx operations and a net pre-tax gain of $2 million (a loss of $1 million after taxes) for other items. Also included are a pre-tax goodwill impairment charge of $400 million ($366 million after taxes) related to our xpedx business, a pre-tax goodwill and trade name intangible asset impairment of $127 million ($122 million after taxes) related to our India Papers business, pre-tax charges of $9 million ($5 million ) to adjust the value of two Company airplanes to fair value, pre-tax charges of $62 million ($38 million after taxes) for integration costs associated with the acquisition of Temple-Inland, pre-tax charges of $6 million ($4 million after taxes) for an environmental reserve related to the Company's property in Cass Lake, Minnesota, and a gain of $13 million (before and after taxes) related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey.

(c)
Includes the operating results of the Temple-Inland Building Products business through the date of sale in July 2013 and pre-tax charges of $24 million ($19 million after taxes) for expenses associated with the divestiture of the Temple-Inland Building Products business.

(d)
Includes a tax benefit of $744 million associated with the closings of U.S. federal tax audits, a tax benefit of $31 million for an income tax reserve release and a net tax loss of $1 million for other items.

2012:

(e)
Includes restructuring and other charges of $109 million before taxes ($70 million after taxes) including pre-tax charges of $48 million ($30 million after taxes) for early debt extinguishment costs, pre-tax charges of $44 million ($28 million after taxes) for costs associated with the restructuring of the Company's xpedx operations, and pre-tax charges of $17 million ($12 million after taxes) for costs associated with the restructuring of the Company's Packaging business in EMEA. Also included are a pre-tax charge of $20 million ($12 million after taxes) related to the write-up of the Temple-Inland inventories to fair value, pre-tax charges of $164 million ($108 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $62 million ($38 million after taxes) to adjust the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, and pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestiture of three containerboard mills.

(f)
Includes pre-tax charges of $15 million ($9 million after taxes) for expenses associated with pursuing the divestiture of the Temple-Inland Building Products business and the operating results of the Temple-Inland Building Products business.

(g)
Includes a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement).

2011:

(h)
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

(i)
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

(j)
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

(k)
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

(l)
Includes tax expense of $14 million and $32 million for tax adjustments related to incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a $40 million tax benefit related to cellulosic bio-fuel tax credits.

2009:

(m)
Includes restructuring and other charges of $1.4 billion before taxes ($853 million after taxes), including pre-tax charges of $469 million ($286 million after taxes), $290 million ($177 million after taxes), and $102 million ($62 million after taxes) for shutdown costs for the Albany, Oregon, Franklin, Virginia and Pineville, Louisiana mills, respectively, a pre-tax charge of $82 million ($50 million after taxes) for costs related to the shutdown of a paper machine at the Valliant, Oklahoma mill, a pre-tax charge of $148 million ($92 million after taxes) for severance and benefit costs associated with the Company’s 2008 overhead cost reduction initiative, a pre-tax charge of $185 million ($113 million after taxes) for early debt extinguishment costs, a pre-tax charge of $23 million ($28 million after taxes) for closure costs associated with the Inverurie, Scotland mill, and a charge of $31 million, before and after taxes, for severance and other costs associated with the planned closure of the Etienne mill in France, and a pre-tax charge of $23 million ($14 million after taxes) for other items. Also included are a pre-tax gain of $2.1 billion ($1.4 billion after taxes) related to alternative fuel mixture credits, a pre-tax charge of $87 million ($54 million after taxes) for integration costs associated with the CBPR acquisition, and a charge of $56 million to write down the assets at the Etienne mill in France to estimated fair value.

(n)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per diluted share attributable to common shareholders of $3.16 in 2013, compared with $2.65 in 2012, and $3.12 in 2011. Diluted earnings (loss) per share attributable to common shareholders were $3.11 in 2013, compared with $1.80 in 2012 and $3.03 in 2011.

International Paper delivered strong results during 2013, driven by margin expansion across many of our businesses. Year-over-year revenues grew despite a challenging economic environment. We generated record cash flow from operations of $3 billion. Strong free cash flow enabled the Company to return cash to our shareholders in the form of a share buy-back program instituted during the 2013 third quarter and a 17% increase in the quarterly dividend beginning with the 2013 fourth quarter dividend payment.

Our 2013 results reflect the significant progress we made on the pricing front particularly in our North American Industrial Packaging business along with solid manufacturing operations. Year-over-year sales volumes were down but we managed to offset some of this decline as the year progressed, mainly through our North American Industrial Packaging business. Input costs were a headwind in 2013, as expected, largely driven by increased fiber costs in the second half of the year. We made decisions during 2013 to rationalize capacity in our Consumer Packaging and North American Printing Papers businesses through the shutdown of a paper machine at our Augusta facility and initiating the closure of our Courtland mill, respectively. Also during the year, we finalized acquisitions in Turkey and Brazil and completed the sale of the Temple-Inland Building Products business. There was steady progress in the ramp-ups of the two capital projects at our Ilim joint venture in Russia but the operational benefits were offset by higher costs of the start-ups and unfavorable foreign currency movements driven by Ilim’s U.S. dollar denominated debt. Finally, we made significant progress during 2013 towards the spin-off of the xpedx distribution business to our shareholders culminating in the signing of a definitive merger agreement in January 2014.

Overall, 2013 reflects our successful efforts to drive margin growth through greater price realizations coupled with solid operational performance. We generated returns in excess of our cost of capital while further strengthening our balance sheet through debt pay downs and favorable movements in our net pension liability. We exited 2013 with significant momentum with the expectation that we will continue to generate a stronger performance in the business in 2014.

Looking ahead to the 2014 first quarter, seasonally lower sales volumes in the Brazilian and European Printing Papers businesses combined with the impact from the full shutdown at Courtland and the coated paperboard project at our Kwidzyn will more than offset the volume benefits from two additional shipping days in our North American Industrial Packaging business. Additionally, the severe weather events impacting much of the U.S. in early 2014 will further negatively impact volumes. The full implementation of the cutsize price increase in the 2013 fourth quarter will improve pricing for our North American Printing Papers business. Sales margins in the North American and Brazilian Industrial Packaging businesses are expected to reflect more favorable mix and pricing. The negative impact from input costs in the 2014 first quarter will be significant due in large part to the extreme temperatures affecting much of the U.S. both in terms of unit cost pressure and higher consumption. Planned maintenance downtime costs should increase in North America as we pull more outages into the 2014 first quarter while costs in our European Printing Papers business should be lower. Equity earnings from our Ilim joint venture are expected to be relatively flat with 2013 fourth quarter results absent any negative impact from foreign currency movements driven by Ilim’s U.S. dollar denominated debt.

For the 2014 full year, we do not anticipate macroeconomic conditions significantly better than those experienced during 2013. Even in light of this, we expect a meaningful increase in year-over-year earnings. There are significant optimization opportunities in our North American Industrial Packaging business which we expect to further realize during 2014. Additionally, the Ilim project and cost synergy projects at Orsa will provide opportunities to increase earnings during 2014. We expect input cost inflation similar to that experienced during 2013. The 2014 tax rate should return to a more normal level due to the non-repeat of benefits recognized in 2013. Finally, free cash flow generation should continue to grow which will enable us to continue a balanced approach to cash allocation and to return a significant amount of cash to our shareholders.
Free cash flow (a non-GAAP measure) of $1.8 billion generated in 2013 was higher than the $1.6 billion generated in 2012 and the $1.7 billion generated in 2011 (see reconciliation on page 35).
Operating Earnings per share attributable to common shareholders of $0.83 in the fourth quarter of 2013 were lower than the $1.05 in the 2013 third quarter and higher than the $0.69 in the 2012 fourth quarter. Diluted earnings (loss) per share attributable to common shareholders were $0.98 in the fourth quarter of 2013, compared with $0.85 in the third quarter of 2013 and $0.53 in the fourth quarter of 2012.
Free cash flow of $595 million generated in the 2013 fourth quarter was higher than the $454 million generated in the 2013 third quarter and the $384 million generated in the 2012 fourth quarter (see reconciliation on page 35).
Operating Earnings is a non-GAAP measure. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most direct comparable GAAP measure. The Company calculates Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, non-operating pension expense and discontinue operations. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations. The following are reconciliations of Operating Earnings per share attributable to International Paper Company common shareholders to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	2013	2012	2011
Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.16	$2.65	$3.12
Non-operating pension expense	(0.44)	(0.26)	(0.06)
Special items	0.29	(0.69)	(0.14)
Diluted Earnings (Loss) Per Share from Continuing Operations	3.01	1.70	2.92
Discontinued operations	0.10	0.10	0.11
Diluted Earnings (Loss)Per Share Attributable to Shareholders	$3.11	$1.80	$3.03

	Three Months Ended December 31, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2012
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.83	$1.05	$0.69
Non-operating pension expense	(0.11)	(0.11)	(0.07)
Special items	0.25	(0.07)	(0.11)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.97	0.87	0.51
Discontinued operations	0.01	(0.02)	0.02
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.98	$0.85	$0.53
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
International Paper operates in four segments: Industrial Packaging, Printing Papers, Consumer Packaging and Distribution.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2013	2012	2011
Net Earnings (Loss) Attributable to International Paper Company	$1,395	$794	$1,322
Deduct – Discontinued operations:
(Earnings) from operations	(64)	(54)	—
(Gain) loss on sales or impairment	19	9	(49)
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	1,350	749	1,273
Add back (deduct):
Income tax provision	(523)	331	311
Equity (earnings) loss, net of taxes	39	(61)	(140)
Net earnings attributable to noncontrolling interests	(17)	5	14
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	849	1,024	1,458
Interest expense, net	612	672	541
Noncontrolling interests / equity earnings included in operations	(1)	—	(10)
Corporate items	29	51	102
Special items:
Restructuring and other charges	32	51	82
Net losses (gains) on sales and impairments of businesses	—	(2)	—
Non-Operating Pension Expense	323	159	43
	$1,844	$1,955	$2,216
Industry Segment Operating Profit
Industrial Packaging	$1,801	$1,066	$1,147
Printing Papers	271	599	872
Consumer Packaging	161	268	163
Distribution	(389)	22	34
Total Industry Segment Operating Profit	$1,844	$1,955	$2,216
Industry segment operating profits in 2013 included a net loss from special items of $772 million compared with $335 million in 2012 and $253 million in 2011. Operationally, compared with 2012, the net benefit of higher average sales price realizations and an unfavorable mix ($653 million) were offset by lower sales volumes ($76 million), higher operating costs ($16 million), higher input costs ($207 million), and higher other costs ($28 million).

Segment Operating Profit
(in millions)

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,955
$653
($76)
($16)
($207)
($28)
($437)
$1,844
2012
Price & Mix
Volume
Operations & Costs
Raw Materials and Freight
Other
Special Items
2013

The principal changes in operating profit by segment were as follows:

•
Industrial Packaging’s profits of $1.8 billion were $735 million higher than in 2012 as the net benefit of higher average sales price realizations and unfavorable mix were partially offset by lower sales volumes, higher operating costs and higher maintenance outage costs. In addition, 2013 operating profits included $62 million of costs associated with the integration of Temple-Inland and a $13 million gain for a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey. Operating profits in 2012 included $184 million of costs associated with the integration of Temple-Inland, a $62 million charge to adjust the long-lived assets of the Hueneme mill to their fair value, and $29 million of costs associated with the divestiture of three containerboard mills.

•
Printing Papers’ profits of $271 million were $328 million lower than in 2012. The benefits of lower operating costs and maintenance outage costs were more than offset by lower average sales price realizations, lower sales volumes, higher input costs and higher other costs. Operating profits in 2013 included $118 million of costs associated with the announced shutdown of our Courtland, Alabama mill and net charges of $123 million for the impairment of the goodwill and a trade name intangible asset of the Company's India Papers business.

•
Consumer Packaging’s profits of $161 million were $107 million lower than in 2012. The benefits from higher sales volumes were more than offset by lower average sales price realizations, an unfavorable mix, higher operating costs and higher input costs. Operating profits in 2013 included costs of $45 million associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.

•
Distribution’s loss of $389 million was lower than the operating profit of $22 million in 2012. The benefits from lower operating costs were more than offset by lower sales volumes and lower average sales price realizations. Operating profits in 2013 included a $400 million charge for the impairment of goodwill in the Company's xpedx business. In addition, reorganization expenses were $32 million in 2013 and $49 million in 2012.

Corporate items, net, of $29 million of expense in 2013 were lower than the $51 million of expense in 2012 due to lower supply chain initiative expenses. The decrease in 2012 from the expense of $102 million in 2011 primarily reflects lower supply chain initiative expenses.
Corporate special items, including restructuring and other items and net losses on sales and impairments of businesses were a loss of $32 million in 2013 compared with a loss of $49 million in 2012 and a loss of $76 million in 2011.
Interest expense, net, was $612 million in 2013 compared with $672 million in 2012 and $541 million in 2011. The decrease in 2013 compared with 2012 reflects lower average debt levels and the reversal of interest reserves related to U.S. federal income tax audits. The increase in 2012 compared with 2011 is due to interest expense associated with the Temple-Inland acquisitions.
A net income tax benefit of $523 million was recorded for 2013, including a tax benefit of $770 million associated with the settlement of tax audits and a net tax benefit of $4 million for other items. The 2012 income tax provision of $331 million includes a net expense of $14 million related to internal restructurings and an expense of $5 million to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements). The 2011 income tax provision of $311 million includes a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority interest in Andhra Pradesh Paper Mills Limited, a $13 million benefit related to the release of a deferred tax asset valuation allowance and a $2 million expense for other items.
Discontinued Operations
In 2013, $64 million of operating profits for the Temple-Inland Building Products business were recorded in discontinued operations. In addition, $19 million of after-tax expenses associated with the divestiture of this business were included.
In 2012, $54 million of operating profits for the Temple-Inland Building Products business were recorded in discontinued operations. In addition, $9 million of after-

tax expenses associated with pursuing the divestiture of this business were included.
In 2011, $49 million of net income adjustments were recorded relating to prior sales of discontinued businesses.
Liquidity and Capital Resources
For the year ended December 31, 2013, International Paper generated $3.0 billion of cash flow from continuing operations compared with $3.0 billion in 2012. Capital spending for 2013 totaled $1.2 billion, or 77% of depreciation and amortization expense. Cash expenditures for acquisitions totaled $505 million, while net decreases in debt totaled $604 million. Our liquidity position remains strong, supported by approximately $2.0 billion of credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect to generate strong free cash flow again in 2014 and will continue our balanced use of cash through investments in capital projects, the reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders and strengthening our businesses through acquisitions, as appropriate.
Capital spending for 2014 is targeted at $1.4 billion, or about 95% of depreciation and amortization.
Critical Accounting Policies and Significant Accounting Estimates
Accounting policies that may have a significant effect on our reported results of operations and financial position, and that can require judgments by management in their application, include accounting for contingent liabilities, impairments of long-lived assets and goodwill, pension and postretirement benefit obligations, stock options and income taxes. See pages 39 through 42 for a discussion of the Company’s critical accounting policies and significant accounting estimates.
Legal
See Note 11 Commitments and Contingent Liabilities on pages 68 through 72 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.
CORPORATE OVERVIEW
While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Russia, Latin America, Asia, Africa and the Middle East. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, and movements in currency exchange rates.
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
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2013, and the major factors affecting these results compared to 2012 and 2011.
RESULTS OF OPERATIONS
For the year ended December 31, 2013, International Paper reported net sales of $29.1 billion, compared with $27.8 billion in 2012 and $26.0 billion in 2011. International net sales (including U.S. exports) totaled $9.6 billion or 33% of total sales in 2013. This compares with international net sales of $8.5 billion in 2012 and $8.7 billion in 2011.
Full year 2013 net earnings attributable to International Paper Company totaled $1.4 billion ($3.11 per share), compared with net earnings of $794 million ($1.80 per share) in 2012 and $1.3 billion ($3.03 per share) in 2011. Amounts in all periods include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2013 were $1.4 billion, including $129 million of net special items gains and $197 million of non-operating pension expense compared with income of $749 million, including $305 million of net special items charges and $113 million of non-operating pension expense in 2012, and $1.3 billion, including $63 million of net special items charges and $29 million of non-operating pension expense in 2011. Compared with 2012, the net benefit from higher average sales price realizations and unfavorable mix, lower corporate and other costs, lower interest expense, and lower tax expense were offset by lower sales volumes, higher operating costs and higher input costs In addition, 2013 results included lower equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$1,500
$1,200
$900
$600
$300
$0
$749
$462
($54)
($12)
($147)
$17
($102)
$38
$49
($84)
$434
$1,350
2012
Price & Mix
Volume
Operations & Costs
Raw Materials and Freight
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
2013

See Industry Segment Results on pages 29 through 34 for a discussion of the impact of these factors by segment.
Discontinued Operations
2013:
In 2013, $45 million of net income adjustments were recorded relating to discontinued businesses, including $19 million of costs associated with the sale of the Temple-Inland Building Products business. Also included are the operating profits for the Temple-Inland Building Products business through the date of sale of July 19, 2013.
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
Income Taxes
A net income tax benefit of $523 million was recorded for 2013, including a tax benefit of $770 million related to the settlement of tax audits and a net benefit of $4 million for other items. Excluding these items, a $150 million net tax benefit for other special items and a $126 million tax benefit related to non-operating pension expense, the tax provision was $527 million, or 27% of pre-tax earnings before equity earnings.

A net income tax provision of $331 million was recorded for 2012, including a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements). Excluding these items, a $98 million net tax benefit for other special items and a $46 million tax benefit related to non-operating pension expense, the tax provision was $456 million, or 29% of pre-tax earnings before equity earnings.
A net income tax provision of $311 million was recorded for 2011, including a tax benefit of $222 million related to the reduction of the carrying value of the Shorewood business and the write-off of a deferred tax liability associated with Shorewood, a $24 million expense related to internal restructurings, a $9 million expense for costs associated with our acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, a $13 million benefit related to the release of a deferred tax asset valuation allowance and a $2 million expense for other items. Excluding these items, a $66 million net tax benefit for other special items and $14 million tax benefit related to non-operating pension expense, the tax provision was $591 million, or 32% of pre-tax earnings before equity earnings.
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2013, 2012 and 2011 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see pages 34).
Corporate Items and Interest Expense
Corporate items totaled $29 million of expense for the year ended December 31, 2013 compared with $51 million in 2012 and $102 million in 2011. The decrease in 2013 from 2012 reflects lower supply chain initiative expenses, partially offset by higher pension expense. The decrease in 2012 from 2011 reflects lower supply chain initiative expenses.
Net interest expense totaled $612 million in 2013, $672 million in 2012 and $541 million in 2011. The decrease in 2013 compared with 2012 reflects lower average debt levels and the reversal of interest reserves related to U.S. federal income tax audits. The increase in 2012 compared with 2011 is due to interest expense associated with the Temple-Inland acquisition.
Net earnings attributable to noncontrolling interests totaled a loss of $17 million in 2013 compared with earnings of $5 million in 2012 and $14 million in 2011. The decrease in 2013 primarily reflects lower earnings for the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China due to competitive pressures on sales prices and higher pulp costs. In addition, 2013 includes a $15 million pre-tax charge for the impairment of a tradename intangible asset related to our India Papers business which has a net $3 million impact on noncontrolling interest. The decrease in 2012 primarily reflects lower earnings for the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China due to start-up costs associated with a new paper machine.

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
2013: During 2013, corporate restructuring and other charges totaling $17 million before taxes ($11 million after taxes) were recorded. These charges included:

•
a $25 million charge before taxes ($16 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data),

•	a $22 million charge before taxes ($14 million after taxes) for costs associated with the evaluation of the spin-off of our xpedx operations, and

•	a $30 million gain before taxes ($19 million after taxes) for insurance reimbursements related to the Guaranty Bank legal settlement.

In addition, restructuring and other charges totaling $193 million before taxes ($120 million after taxes) were recorded in the Industrial Packaging, Printing Papers, Consumer Packaging and Distribution industry segments including:

•	a $118 million charge before taxes ($72 million after taxes) for costs related to the shutdown of the Courtland, Alabama mill,

•	a $32 million charge before taxes ($19 million after taxes) for restructuring costs related to the Company's xpedx business,

•	a $45 million charge before taxes ($28 million after taxes) for costs related to the shutdown of a paper machine at the Augusta, Georgia mill, and

•	a $2 million gain before taxes (loss of $1 million after taxes) for other items.
2012: During 2012, corporate restructuring and other charges totaling $51 million before taxes ($35 million after taxes) were recorded. These charges included:

•
a $48 million charge before taxes ($30 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data), and

•	a $3 million charge before taxes ($5 million after taxes) for other items.

In addition, restructuring and other charges totaling $58 million before taxes ($39 million after taxes) were recorded in the Industrial Packaging. Consumer Packaging and Distribution industry segments including:

•	a $17 million charge before taxes ($12 million after taxes) related to the restructuring of our Packaging business in EMEA,

•	a $44 million charge before taxes ($28 million after taxes) for restructuring costs related to the Company's xpedx business, and

•	a $3 million gain before taxes ($1 million after taxes) for other items.
2011: During 2011, corporate restructuring and other charges totaling $55 million before taxes ($33 million after taxes) were recorded. These charges included:

•
a $32 million charge before taxes ($19 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data),

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
Impairments of Goodwill

In the fourth quarter of 2013, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its India Papers business using expected discounted future cash flows and determined that due to a change in the strategic outlook, all of the goodwill of this business, totaling $112 million, should be written off.

Also in the fourth quarter of 2013, the Company calculated the estimated fair value of its xpedx business using the discounted future cash flows and wrote off all of the goodwill of its xpedx business, totaling $400 million. The decline in fair value of the xpedx reporting unit and resulting impairment charge was due to a significant decline in earnings and a change in the strategic outlook for the xpedx operations.

As a result, during the fourth quarter of 2013, the Company recorded a total goodwill impairment charge of $512 million, representing all of the recorded goodwill of the xpedx business and the India Papers business.

Also during 2013, the Company recorded a pre-tax charge of $15 million ($7 million after taxes and noncontrolling interest) for the impairment of a trade name intangible asset related to our India Papers business.

No goodwill impairment charges were recorded in 2012 or 2011.

Net Losses (Gains) on Sales and Impairments of Businesses
Net losses (gains) on sales and impairments of businesses included in special items totaled a pre-tax loss of $3 million ($1 million after taxes) in 2013, a pre-tax loss of $86 million ($87 million after taxes) in 2012 and a pre-tax loss of $218 million (a gain of $36 million after taxes and noncontrolling interest) in 2011. The principal components of these gains/losses were:
2013: During 2013, the Company recorded net pre-tax charges of $3 million ($1 million after taxes) for adjustments related to the divestiture of three containerboard mills in 2012 and the sale of the Shorewood business.
2012: As referenced in Note 6 Acquisitions and Joint Ventures on pages 60 through 63 in Item. 8 Financial Statements and Supplementary Data, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During 2012, the Company recorded pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestitures of these mills. Also during 2012, in anticipation of the divestiture of the Hueneme mill, a pre-tax charge of $62 million ($38 million after taxes) was recorded to adjust the long-lived assets of the mill to their fair value.
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

Industry Segment Operating Profits
Industry segment operating profits of $1.8 billion in 2013 decreased from $2.0 billion in 2012. The net benefit from higher average sales price realizations and an unfavorable mix ($653 million) were offset by lower sales volumes ($76 million), higher operating costs ($16 million), higher input costs ($207 million) and higher other costs ($28 million). Special items were a $772 million net loss in 2013 compared with a net loss of $335 million in 2012.
Market-related downtime in 2013 decreased to approximately 484,000 tons from approximately 692,000 tons in 2012.
Looking ahead to the first quarter of 2014, sales volumes are expected to improve for North American packaging due to two additional shipping days for boxes. North American paper sales volumes should decline as a result of the repositioning related to the shutdown of our Courtland mill. Demand is expected to be seasonally lower in EMEA and Brazil, but stable in Asia. Average sales price realizations in North America are expected to increase in the domestic paper market, and sales margins in the packaging markets are expected to reflect a more favorable mix. Average sales prices in Europe are likely to be steady for both paper and packaging. In Brazil, paper prices are expected to increase in both the Brazilian domestic and the Latin American export markets, while packaging prices should be stable. Input costs in North America are expected to increase for energy and to reflect the impact of the unusually cold weather. Planned maintenance downtime costs should increase in North America, while costs in Europe and Brazil should be lower. Earnings from our xpedx distribution business are expected to be flat despite seasonally lower sales volumes. Equity earnings from our Ilim joint venture are expected to be stable.
DESCRIPTION OF INDUSTRY SEGMENTS
International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.
Industrial Packaging
International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 172 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 20 recycling plants. In EMEA, our operations include three recycled fiber containerboard mills in Morocco and Turkey and 28 container plants in France, Italy, Spain, Morocco and Turkey. In Brazil our operations include three containerboard mills and four box plants. In Asia, our operations include 17 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.
Printing Papers
International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated and coated papers, uncoated bristols and pulp.
Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 5 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 332,000 acres of forestlands in Brazil.
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
Consumer Packaging
International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.6 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 371,000 tons of capacity at our mills producing coated board in Poland and Russia and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has annual capacity of 1.4 million tons.
Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and four international facilities.
Distribution
xpedx, our North American merchant distribution business, distributes products and services to a number of customer markets including: commercial printers with printing papers and graphic pre-press, printing presses and post-press equipment; building services and away-from-home markets with facility supplies; manufacturers with packaging supplies and equipment; and to a growing number of customers, we exclusively provide distribution capabilities including warehousing and delivery services. xpedx is a leading wholesale distribution marketer in these customer and product segments in North America, operating 86 distribution centers in the U.S. and Mexico.
On January 28, 2014, International Paper, SpinCo, a company we recently formed to hold xpedx, Unisource and related entities entered into a merger agreement, a contribution and distribution agreement and related agreements, providing for the pro rata, tax-free, spin-off distribution of shares of common stock of SpinCo to International Paper’s shareholders and the merger of Unisource with and into SpinCo with SpinCo as the surviving company in the merger. As a result of the spin-off distribution and the merger, International Paper’s shareholders will own approximately 51%, and the sole shareholder of Unisource will own approximately 49%, of the shares of common stock of SpinCo on a fully diluted basis. We anticipate that the spin-off distribution and the merger will be completed in mid-2014. You can find discussions of the transaction in Item 1A, Risk Factors - Risks Relating to Our Operations.
Ilim Holding S.A.
In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 2.6 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 14.1 million acres (5.7 million hectares).
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
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012 and the results of the Brazil Packaging business from the date of acquisition in January 2013. In addition, due to the acquisition of a majority share of Olmuksa International Paper Sabanci Ambalaj Sanayi Ve Ticaret A.S., (now called Olmuksan International Paper or Olmuksan) net sales for our corrugated packaging business in Turkey are included in the business segment totals beginning in the first quarter of 2013 and the operating profits reflect a higher ownership percentage than in previous years. Net sales for 2013 increased 12% to $14.8 billion compared with $13.3 billion in 2012, and 42% compared with $10.4 billion in 2011. Operating profits were 69% higher in 2013 than in 2012 and 57% higher than in 2011. Excluding costs associated with the acquisition and integration of Temple-Inland, the divestiture of three containerboard mills and other special items, operating profits in 2013 were 36% higher than in 2012 and 59% higher than in 2011. Benefits from the net impact of higher average sales price realizations and an unfavorable mix ($749 million) were offset by lower sales volumes ($73 million), higher operating costs ($64 million), higher maintenance outage costs ($16 million) and higher input costs ($102 million). Additionally, operating profits in 2013 include costs of $62 million associated with the integration of Temple-Inland, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, and a net gain of $1 million for other items, while operating profits in 2012 included costs of $184 million associated with the acquisition and integration of Temple-Inland, mill divestiture costs of $91 million, costs associated with the restructuring of our European Packaging business of $17 million and a $3 million gain for other items.

Industrial Packaging
In millions	2013	2012	2011
Sales	$14,810	$13,280	$10,430
Operating Profit	1,801	1,066	1,147
North American Industrial Packaging net sales were $12.5 billion in 2013 compared with $11.6 billion in 2012 and $8.6 billion in 2011. Operating profits in 2013 were $1.8 billion (both including and excluding costs associated with the integration of Temple-Inland and other special items) compared with $1.0 billion ($1.3 billion excluding costs associated with the acquisition and integration of Temple-Inland and mill divestiture costs) in 2012 and $1.1 billion (both including and excluding costs associated with signing an agreement to acquire Temple-Inland) in 2011.
Sales volumes decreased in 2013 compared with 2012 reflecting flat demand for boxes and the impact of commercial decisions. Average sales price realizations were significantly higher mainly due to the realization of price increases for domestic containerboard and boxes. Input costs were higher for wood, energy and recycled fiber. Freight costs also increased. Planned maintenance downtime costs were higher than in 2012. Manufacturing operating costs decreased, but were offset by inflation and higher overhead and distribution costs. The business took about 850,000 tons of total downtime in 2013 of which about 450,000 were market-related and 400,000 were maintenance downtime. In 2012, the business took about 945,000 tons of total downtime of which about 580,000 were market-related and about 365,000 were maintenance downtime. Operating profits in 2013 included $62 million of costs associated with the integration of Temple-Inland. Operating profits in 2012 included $184 million of costs associated with the acquisition and integration of Temple-Inland and $91 million of costs associated with the divestiture of three containerboard mills.
Looking ahead to 2014, compared with the fourth quarter of 2013, sales volumes in the first quarter are expected to increase for boxes due to a higher number of shipping days offset by the impact from the severe winter weather events impacting much of the U.S. Input costs are expected to be higher for energy, recycled fiber, wood and starch. Planned maintenance downtime spending is expected to be about $51 million higher with outages scheduled at six mills compared with four mills in the 2013 fourth quarter. Manufacturing operating costs are expected to be lower. However, operating profits will be negatively impacted by the adverse winter weather in the first quarter of 2014.
EMEA Industrial Packaging net sales in 2013 include the sales of our packaging operations in Turkey which are now fully consolidated. Net sales were $1.3 billion in 2013 compared with $1.0 billion in 2012 and $1.1 billion in 2011. Operating profits in 2013 were $43 million ($32 million excluding a gain on a bargain purchase price adjustment on the acquisition of a majority share of our operations in Turkey and restructuring costs) compared with $53 million ($72 million excluding restructuring costs) in 2012 and $66 million ($61 million excluding a gain for a bargain purchase price adjustment on an acquisition by our then joint venture in Turkey and costs associated with the closure of our Etienne mill in France in 2009) in 2011.
Sales volumes in 2013 were higher than in 2012 reflecting strong demand for packaging in the agricultural markets in Morocco and Turkey. In Europe, sales volumes decreased slightly due to continuing weak demand for packaging in the industrial markets, and lower demand for packaging in the agricultural markets resulting from poor weather conditions. Average sales margins were significantly lower due to input costs for containerboard rising ahead of box sales price increases. Other input costs were also higher, primarily for energy. Operating profits in 2013 and 2012 included net gains of $13 million and $10 million, respectively, for insurance settlements and Italian government grants, partially offset by additional operating costs, related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant.
Entering the first quarter of 2014, sales volumes are expected to increase slightly reflecting higher demand for packaging in the industrial markets. Average sales margins are expected to gradually improve as a result of slight reductions in material costs and planned box price increases. Other input costs should be about flat.
Brazilian Industrial Packaging includes the results of Orsa International Paper Embalagens S.A., a corrugated packaging producer in which International Paper acquired a 75% share in January 2013. Net sales were $335 million in 2013. Operating profits in 2013 were a loss of $2 million (a gain of $2 million excluding acquisition and integration costs).
Looking ahead to the first quarter of 2014, sales volumes are expected to be seasonally lower than in the fourth quarter of 2013. Average sales margins should improve reflecting the partial implementation of an announced sales price increase and a more favorable product mix. Operating costs and input costs are expected to be lower.
Asian Industrial Packaging net sales were $400 million in 2013 compared with $400 million in 2012 and $410 million in 2011. Operating profits for the packaging operations were a loss of $5 million in 2013 (a loss of $1 million excluding restructuring costs) compared with gains of $2 million in 2012 and $2 million in 2011. Operating profits were favorably impacted in 2013 by higher average sales margins and slightly higher sales volumes compared with 2012, but these benefits were offset by higher operating costs. Looking ahead to the first quarter of 2014, sales volumes and average sales margins are expected to be seasonally soft.
Net sales for the distribution operations were $285 million in 2013 compared with $260 million in 2012 and $285 million in 2011. Operating profits were $3 million in 2013, 2012 and 2011.
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
Printing Papers net sales for 2013 were about flat with both 2012 and 2011. Operating profits in 2013 were 55% lower than in 2012 and 69% lower than in 2011. Excluding facility closure costs and impairment costs, operating profits in 2013 were 15% lower than in 2012 and 40% lower than in 2011. Benefits from lower operating costs ($81 million) and lower maintenance outage costs ($17 million) were more than offset by lower average sales price realizations ($38 million), lower sales volumes ($14 million), higher input costs ($99 million) and higher other costs ($34 million). In addition, operating profits in 2013 included costs of $118 million associated with the announced closure of our Courtland, Alabama mill. During 2013, the Company accelerated depreciation for certain Courtland assets, and diligently evaluated certain other assets for possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During 2014, we have continued our evaluation and expect to conclude as to any uses for these assets during the first quarter of 2014. Operating profits also included a $123 million impairment charge associated with goodwill and a trade name intangible asset in our India Papers business. Operating profits in 2011 included a $24 million gain related to the announced repurposing of our Franklin, Virginia mill to produce fluff pulp and an $11 million impairment charge related to our Inverurie, Scotland mill that was closed in 2009.

Printing Papers
In millions	2013	2012	2011
Sales	$6,205	$6,230	$6,215
Operating Profit	271	599	872
North American Printing Papers net sales were $2.6 billion in 2013, $2.7 billion in 2012 and $2.8 billion in 2011.

Operating profits in 2013 were $36 million ($154 million excluding costs associated with the announced shutdown of our Courtland, Alabama mill) compared with $331 million in 2012 and $423 million ($399 million excluding a gain associated with the repurposing of our Franklin, Virginia mill) in 2011.
Sales volumes in 2013 decreased compared with 2012. Average sales margins were lower, reflecting lower sales prices in both domestic and export markets. Input costs increased, primarily for wood and chemicals. Planned maintenance downtime costs were lower in 2013. Operating profits in 2013 were also negatively impacted by costs associated with the partial shutdown of our Courtland, Alabama mill.
Entering the first quarter of 2014, sales volumes are expected to decrease compared with the fourth quarter of 2013 due to the repositioning of the business related to the Courtland shutdown. Average sales price realizations are expected to be higher as sales price increases announced in the fall of 2013 are fully realized. Input costs should increase for energy and chemicals, but will be partially offset by lower wood costs. Planned maintenance downtime costs are expected to be about $11 million higher with outages scheduled at our Georgetown, Eastover and Riverdale mills. In addition, the severe winter weather in the first quarter of 2014 will adversely impact operating profits.
Brazilian Papers net sales for 2013 were $1.1 billion compared with $1.1 billion in 2012 and $1.2 billion in 2011. Operating profits for 2013 were $210 million compared with $163 million in 2012 and $169 million in 2011. Sales volumes in 2013 increased in Brazil and across Latin America resulting in reduced exposure to foreign export markets. Average sales price realizations improved for domestic uncoated freesheet paper, but the benefit was partially offset by declining prices for exported paper. Margins were favorably affected by an increased proportion of sales to the higher-margin domestic market. Raw material costs increased for wood, purchased pulp and chemicals, but costs for energy decreased due to the start-up and operation of the biomass boiler in Mogi Guacu. Operating costs and planned maintenance downtime costs were lower than in 2012.
Looking ahead to 2014, sales volumes in the first quarter are expected to decrease due to seasonally weaker customer demand for uncoated freesheet paper. Average sales price realizations are expected to increase in the Brazilian domestic market due to the realization of announced sales price increases for uncoated freesheet paper. Input costs are expected to be about flat with higher wood costs offset by lower purchased pulp costs. Planned maintenance outage costs should be $4 million lower with no outages scheduled in the first quarter.

European Papers net sales in 2013 were $1.5 billion compared with $1.4 billion in 2012 and $1.4 billion in 2011. Operating profits in 2013 were $167 million compared with $179 million in 2012 and $196 million ($207 million excluding asset impairment charges related to our Inverurie, Scotland mill which was closed in 2009) in 2011.
Compared with 2012, sales volumes for uncoated freesheet paper in 2013 were higher in Russia, but slightly lower in Europe. Average sales price realizations for uncoated freesheet paper decreased in both Europe and Russia, reflecting weak economic conditions and soft market demand. Input costs for wood and energy were lower in Europe, but higher in Russia. Planned maintenance downtime costs were lower in 2013 because 2012 included an extra once-every-ten-years maintenance outage at the Saillat mill. Manufacturing operating costs were favorable.
Entering 2014, sales volumes in the first quarter are expected to be seasonally weaker in Russia, and slightly lower, primarily for pulp, in Europe. Average sales price realizations for uncoated freesheet paper are expected to decrease in Russia, but be about flat in Europe. Input costs should be higher for energy and chemicals. Mill maintenance outage costs should be $14 million lower in the first quarter of 2014.
Indian Papers includes the results of Andhra Pradesh Paper Mills (APPM) of which a 75% interest was acquired on October 14, 2011. Net sales were $185 million in 2013, $185 million in 2012 and $35 million in 2011. Operating profits were a loss of $145 million (a loss of $22 million excluding the goodwill and trade name impairment charges) in 2013, a loss of $16 million in 2012 and a loss of $3 million in 2011.
Average sales price realizations improved significantly in 2013 compared with 2012, although sales volumes decreased. Input costs were higher, primarily for wood. Operating costs and planned maintenance downtime costs were higher in 2013. Looking ahead to the first quarter of 2014, sales volumes are expected to be seasonally higher. Average sales price realizations should continue to increase due to the further realization of price increases announced in the fourth quarter of 2013.
Asian Printing Papers net sales were $90 million in 2013, $85 million in 2012 and $75 million in 2011. Operating profits were $1 million in both 2013 and 2012 and breakeven in 2011.
U.S. Pulp net sales were $815 million in 2013 compared with $725 million in 2012 and $725 million in 2011. Operating profits were $2 million in 2013 compared with a loss of $59 million in 2012 and a gain of $87 million in 2011.

Sales volumes in 2013 increased from 2012, primarily for fluff pulp, reflecting improved market demand and a change in our product mix with a full year of fluff pulp production at our Franklin, Virginia mill. Average sales price realizations were lower for fluff pulp while prices for market pulp increased. Input costs for wood, fuels and chemicals were higher. Mill operating costs were significantly lower largely due to the absence of costs associated with the start-up of the Franklin mill in 2012. Planned maintenance downtime costs were higher.
In the first quarter of 2014, sales volumes are expected to be slightly lower compared with the fourth quarter of 2013. Average sales price realizations are expected to improve, reflecting the further realization of previously announced sales price increases for softwood pulp and fluff pulp. Input costs should be flat. Planned maintenance downtime costs should be about $11 million higher than in the fourth quarter of 2013. Operating profits will also be negatively impacted by the severe winter weather in the first quarter of 2014.
Consumer Packaging
Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.
Consumer Packaging net sales in 2013 increased 8% from 2012, but decreased 7% from 2011. Operating profits decreased 40% from 2012 and 1% from 2011. Net sales and operating profits include the Shorewood business in 2011. Excluding costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill and costs associated with the sale of the Shorewood business, 2013 operating profits were 22% lower than in 2012, and 43% lower than in 2011.
Benefits from higher sales volumes ($45 million) were offset by lower average sales price realizations and an unfavorable mix ($50 million), higher operating costs including incremental costs resulting from the shutdown of a paper machine at our Augusta, Georgia mill ($46 million) and higher input costs ($6 million). In addition, operating profits in 2013 included restructuring costs of $45 million related to the permanent shutdown of a paper machine at our Augusta, Georgia mill and $2 million of costs associated with the sale of the Shorewood business. Operating profits in 2012 included a gain of $3 million related to the sale of the Shorewood business, while operating profits in 2011 included a $129 million fixed asset impairment charge for the North American Shorewood business and $72 million for other charges associated with the sale of the Shorewood business.

Consumer Packaging
In millions	2013	2012	2011
Sales	$3,435	$3,170	$3,710
Operating Profit	161	268	163
North American Consumer Packaging net sales were $2.0 billion in 2013 compared with $2.0 billion in 2012 and $2.5 billion in 2011. Operating profits were $63 million ($110 million excluding paper machine shutdown costs and costs related to the sale of the Shorewood business) in 2013 compared with $165 million ($162 million excluding charges associated with the sale of the Shorewood business) in 2012 and $35 million ($236 million excluding asset impairment charges and other costs associated with the sale of the Shorewood business) in 2011.
Coated Paperboard sales volumes in 2013 were higher than in 2012 reflecting stronger market demand. Average sales price realizations were lower year-over-year despite the realization of price increases in the second half of 2013. Input costs for wood and energy increased, but were partially offset by lower costs for chemicals. Planned maintenance downtime costs were slightly lower. Market-related downtime was about 24,000 tons in 2013 compared with about 113,000 tons in 2012. The permanent shutdown of a paper machine at our Augusta, Georgia mill in the first quarter of 2013 reduced capacity by 140,000 tons in 2013 compared with 2012.
Foodservice sales volumes increased slightly in 2013 compared with 2012 despite softer market demand. Average sales margins were higher reflecting lower input costs for board and resins and a more favorable product mix. Operating costs and distribution costs were both higher.
The U.S.Shorewood business was sold December 31, 2011 and the non-U.S. business was sold in January 2012.
Looking ahead to the first quarter of 2014, Coated Paperboard sales volumes are expected to be seasonally weaker than in the fourth quarter of 2013. Average sales price realizations are expected to be slightly higher, and margins should also benefit from a more favorable product mix. Input costs are expected to be higher for energy, chemicals and wood. Planned maintenance downtime costs should be $8 million lower with a planned maintenance outage scheduled at the Augusta mill in the first quarter. The severe winter weather in the first quarter of 2014 will negatively impact operating profits. Foodservice sales volumes are expected to be seasonally lower. Average sales margins are expected to improve due to the realization of sales price increases effective with our January contract openers and a more favorable product mix.

Input costs for board and resin are expected to be flat and operating costs are expected to decrease.
European Consumer Packaging net sales in 2013 were $380 million compared with $380 million in 2012 and $375 million in 2011. Operating profits in 2013 were $100 million compared with $99 million in 2012 and $93 million in 2011. Sales volumes in 2013 decreased from 2012 in both the European and Russian markets. Average sales price realizations were significantly higher in the Russian market, but were lower in Europe. Input costs were flat year-over-year. Planned maintenance downtime costs were higher in 2013 than in 2012.
Looking forward to the first quarter of 2014, sales volumes compared with the fourth quarter of 2013 are expected to be about flat. Average sales price realizations are expected to be higher in both Russia and Europe. Input costs are expected to increase for wood and energy, but decrease for purchased pulp. There are no maintenance outages scheduled for the first quarter, however the Kwidzyn mill will have additional costs associated with the rebuild of a coated board machine.
Asian Consumer Packaging net sales were $1.1 billion in 2013 compared with $830 million in 2012 and $855 million in 2011. Operating profits in 2013 were a loss of $2 million compared with gains of $4 million in 2012 and $35 million in 2011. Sales volumes increased in 2013 compared with 2012, reflecting the ramp-up of a new coated paperboard machine installed in 2012. However, average sales price realizations were significantly lower, reflecting competitive pressure on sales prices which squeezed margins and created an unfavorable product mix. Lower input costs were offset by higher freight costs. In 2012, start-up costs for the new coated paperboard machine adversely impacted operating profits.
In the first quarter of 2014, sales volumes are expected to increase slightly. Average sales price realizations are expected to be flat reflecting continuing competitive pressures. Input costs are expected be higher for pulp, energy and chemicals. The business will drive margin improvement through operational excellence and better mix.

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

Distribution
In millions	2013	2012	2011
Sales	$5,650	$6,040	$6,630
Operating Profit	(389)	22	34
Distribution’s 2013 annual sales decreased 6% from 2012, and decreased 15% from 2011. Operating profits in 2013 were a loss of $389 million (a gain of $43 million excluding goodwill impairment charges and reorganization costs) compared with $22 million ($71 million excluding reorganization costs) in 2012 and $34 million ($86 million excluding reorganization costs) in 2011.
Annual sales of printing papers and graphic arts supplies and equipment totaled $3.2 billion in 2013 compared with $3.5 billion in 2012 and $4.0 billion in 2011 reflecting declining demand and the discontinuation of a distribution agreement with a large manufacturer of graphic supplies. Trade margins as a percent of sales for printing papers were down from both 2012 and 2011. Revenue from packaging products was flat at $1.6 billion in 2013, 2012 and 2011 despite the significant decline of a large high-tech customer's business. Packaging margins remained flat to the 2012 level, and up from 2011. Facility supplies annual revenue was $845 million in 2013, down from $944 million in 2012 and $981 million in 2011.
Operating profits in 2013 included a goodwill impairment charge of $400 million and reorganization costs for severance, professional services and asset write-downs of $32 million. Operating profits in 2012 and 2011 included reorganization costs of $49 million and $52 million, respectively.
Looking ahead to the 2014 first quarter, operating profits will be seasonally lower, but will continue to reflect the benefits of strategic and other cost reduction initiatives.

The severe winter weather in the first quarter of 2014 will have a negative impact on operating profits.
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
The elimination of the one-quarter reporting lag for Ilim had the following impact:
Consolidated Statement of Operations

In millions	2011
Equity earnings (loss), net of taxes	$(19)
Earnings (loss) from continuing operations	(19)
Net earnings (loss) attributable to International Paper Company	(19)
Basic earnings (loss) per share from continuing operations	(0.04)
Basic net earnings (loss) per share	(0.04)
Diluted earnings (loss) per share from continuing operations	(0.04)
Diluted net earnings (loss) per share	(0.04)
The Company recorded equity earnings, net of taxes, related to Ilim of a loss of $46 million in 2013 compared with gains of $56 million in 2012 and $134 million in 2011. Operating results recorded in 2013 included an after-tax foreign exchange loss of $32 million compared with an after-tax foreign exchange gain of $16 million in 2012 on the remeasurement of U.S. dollar-denominated debt.
Sales volumes for the joint venture decreased year-over-year for shipments to China as a slight increase for softwood pulp was more than offset by decreases for hardwood pulp and linerboard. Sales volumes in the domestic Russian market also decreased for softwood and hardwood pulp and linerboard. Average sales price realizations were slightly higher in 2013 for pulp and linerboard in the domestic market and considerably higher for pulp and linerboard sales to China. Input costs increased for wood and energy year-over-year.

Freight costs also increased. Operating profits were negatively impacted by costs associated with the ramp-up of a new pulp line at the Bratsk mill and a coated and uncoated woodfree paper machine at the Koryazhma mill which were placed in service and began commercial production during 2013. The Company received cash dividends from the joint venture of $86 million in 2011. No dividends were paid in 2013 and 2012.
Entering the first quarter of 2014, sales volumes are expected to be higher than in the fourth quarter of 2013 due to increased production from the continuing ramp-up of the new equipment. Average sales price realizations are expected to be higher, primarily for softwood pulp. Input costs should be flat.

LIQUIDITY AND CAPITAL RESOURCES
Overview
A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key cash operating costs, such as energy, raw material and transportation costs, do have an effect on operating cash generation, we believe that our focus on pricing and cost controls has improved our cash flow generation over an operating cycle.
Cash uses during 2013 were primarily focused on working capital requirements, capital spending, strategic acquisitions, debt reductions and returning cash to shareholders.
Cash Provided by Operating Activities
Cash provided by continuing operations totaled $3.0 billion in 2013 compared with $3.0 billion for 2012 and $2.7 billion for 2011.
The major components of cash provided by continuing operations are earnings from continuing operations adjusted for non-cash income and expense items and changes in working capital. Earnings from continuing operations, adjusted for non-cash income and expense items, increased by $608 million in 2013 versus 2012 driven mainly by the release of tax reserves, partially offset by the impairment of goodwill and other intangible assets. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $486 million in 2013, compared with cash provided of $84 million in 2012 and a cash use of $505 million in 2011.
The Company generated free cash flow of approximately $1.8 billion, $1.6 billion and $1.7 billion in 2013, 2012 and 2011, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2013	2012	2011
Cash provided by operations	$2,998	$2,960	$2,675
(Less)/Add:
Cash invested in capital projects	(1,198)	(1,383)	(1,159)
Cash contribution to pension plan, net of tax refunds	31	44	300
Cash (received from) used for European accounts receivable securitization program	—	—	209
Tax receivable collected related to pension contributions	—	—	(123)
Cash received from unwinding a timber monetization	—	(251)	(175)
Change in control payments related to Temple-Inland acquisition	—	120	—
Insurance reimbursement for Guaranty Bank settlement	(30)	80	—
Free Cash Flow	$1,801	$1,570	$1,727

In millions	Three Months Ended December 31, 2013	Three Months Ended September 30, 2013	Three Months Ended December 31, 2012
Cash provided by operations	$1,034	$725	$686
(Less)/Add:
Cash invested in capital projects	(439)	(271)	(382)
Cash paid for Guaranty Bank settlement	—	—	80
Free Cash Flow	$595	$454	$384

Alternative Fuel Mixture Credit

On July 19, 2011 the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. The amended position has been accepted by the Internal Revenue Service (IRS) in the closing of the IRS tax audit for the years 2006 - 2009. As a result, during 2013, the Company recognized an income tax benefit of $753 million related to the non-taxability of the alternative fuel mixture tax credits.

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

Investment Activities
Investment activities in 2013 were down from 2012 reflecting a decrease in capital spending, increased divestiture proceeds following the completion of the Building Products sale in July 2013, and the 2012 acquisition of Temple-Inland. The Company maintains an average capital spending target of $1.0 billion per year over the course of an economic cycle. Capital spending for continuing operations was $1.2 billion in 2013, or 77% of depreciation and amortization, compared with $1.4 billion in 2012, or 93% of depreciation and amortization, and $1.2 billion, or 87% of depreciation and amortization in 2011. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 56% to 82% in 2013.
The following table shows capital spending for continuing operations by business segment for the years ended December 31, 2013, 2012 and 2011.

In millions	2013	2012	2011
Industrial Packaging	$629	$565	$426
Printing Papers	294	449	364
Consumer Packaging	208	296	310
Distribution	9	10	8
Subtotal	1,140	1,320	1,108
Corporate and other	58	63	51
Total from Continuing Operations	$1,198	$1,383	$1,159
Capital expenditures in 2014 are currently expected to be about $1.4 billion, or 95% of depreciation and amortization.
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

Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties are considered non-controlling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning

January 1, 2013, the effective date which International Paper obtained majority control of the entity.

Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. The fair value was estimated by applying the discounted cash flow approach, using a 13% discount rate, long-term sustainable growth rates ranging from 6% to 9% and a corporate tax rate of 20%. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified, as expense, from accumulated other comprehensive income.

The final purchase price allocation indicates that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest is less than the fair value of the underlying assets by $21 million, resulting in a bargain purchase price gain being recorded on this transaction. The aforementioned remeasurement of equity interest gain, the cumulative translation adjustment to expense, and the bargain purchase gain are included in the Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations.
2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland, Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper sold its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 7 for further details of these divestitures.
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
Joint Ventures
2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Papel e Embalagens S.A (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.

The value of International Paper's investment in Orsa IP is approximately $471 million. Because International paper acquired a majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013.
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
Financing Activities
Amounts related to early debt extinguishment during the years ended December 31, 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Debt reductions (a)	$574	$1,272	$129
Pre-tax early debt extinguishment costs (b)	25	48	32

(a)	Reductions related to notes with interest rates ranging from 1.625% to 9.375% with original maturities from 2012 to 2041 for the years ended December 31, 2013, 2012 and 2011.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
2013: Financing activities during 2013 included debt issuances of $241 million and retirements of $845 million, for a net decrease of $604 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2013, International Paper had interest rate swaps with a total notional amount of $175 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 76 through 80 of Item 8. Financial Statements and Supplementary Data). During 2013, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.7% to an effective rate of 6.5%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
Other financing activities during 2013 included the net repurchase of approximately 10.9 million shares of treasury stock, including restricted stock withholding, and 7.3 million shares of common stock for various plans, including stock options exercises that generated approximately $298 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $512 million, including $461 million related to shares repurchased under the Company's share repurchase program.
In September 2013, International Paper announced that the quarterly dividend would be increased from $0.30 per share to $0.35 per share, effective for the 2013 fourth quarter.
2012: Financing activities during 2012 included debt issuances of $2.1 billion and retirements of $2.5 billion, for a net decrease of $356 million.
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
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2012, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 14 Derivatives and Hedging Activities on pages 76 through 80 of Item 8. Financial Statements and Supplementary Data). During 2012, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.6%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
Other financing activities during 2012 included the issuance of approximately 1.9 million shares of treasury stock, net of restricted stock withholding, and 1.0 million shared of common stock for various incentive plans, including stock options exercises that generated approximately $108 million of cash. Payment of restricted stock withholding taxes totaled $35 million.
2011: Financing activities during 2011 included debt issuances of $1.8 billion and retirements of $517 million, for a net increase of $1.3 billion.
In November 2011, International Paper issued $900 million of 4.75% senior unsecured notes with a maturity date in February 2022 and $600 million of 6% senior unsecured notes with a maturity date in November 2041.
At December 31, 2011, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 14 Derivatives and Hedging Activities on pages 76 through 80 of Item 8. Financial Statements and Supplementary Data). During 2011, existing swaps decreased the weighted average cost of debt from 7.1% to an effective rate of 6.9%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.26%.
Other financing activities during 2011 included the issuance of approximately 0.3 million shares of treasury stock for various incentive plans and the acquisition of 1.0 million shares of treasury stock primarily related to restricted stock withholding taxes. Payments of restricted stock withholding taxes totaled $30 million.
Off-Balance Sheet Variable Interest Entities
Information concerning off-balance sheet variable interest entities is set forth in Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 72 through 75 of Item 8. Financial Statements and Supplementary Data for discussion.
Liquidity and Capital Resources Outlook for 2014
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2014 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.0 billion.
The Company was in compliance with all its debt covenants at December 31, 2013. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2013, International Paper’s net worth was $15.1 billion, and the total-debt-to-capital ratio was 39%.
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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2013, were as follows:

In millions	2014	2015	2016	2017	2018	Thereafter
Maturities of long-term debt (a)	$661	$498	$571	$285	$1,837	$5,636
Debt obligations with right of offset (b)	—	—	5,185	—	—	—
Lease obligations	171	133	97	74	59	162
Purchase obligations (c)	3,170	770	642	529	453	2,404
Total (d)	$4,002	$1,401	$6,495	$888	$2,349	$8,202

(a)	Total debt includes scheduled principal payments only.

(b)
Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to effect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2013, International Paper has offset approximately $5.2 billion of interests in the entities against this $5.2 billion of debt obligations held by the entities (see Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 72 through 75 in Item 8. Financial Statements and Supplementary Data).

(c)
Includes $3.3 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $146 million.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2013, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $900 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2013, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $2.2 billion higher than the fair value of plan assets. Approximately $1.8 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make contributions totaling $31 million and $44 million for the years ended December 31, 2013 and 2012, respectively. At this time, we expect that required contributions to its plans in 2014 will be approximately $443 million, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
Ilim Holding S.A. Shareholder’s Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that either the Company or its partners may commence procedures specified under the deadlock provisions. In prior years, had certain procedures been commenced under the deadlock provisions, the Company would have been required to purchase its partners’ 50% interest in Ilim, but those provisions have expired. If deadlock procedures are commenced today, although it is not obligated to do so, the Company may in certain situations, choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, International Paper estimates that the current purchase price for its partners’ 50% interests would not be material and could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company’s option. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provision of the shareholders’ agreement, although they have the right to do so.
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

In the fourth quarter of 2013, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its India Papers business using the discounted future cash flows and determined that all of the goodwill of this business, totaling $112 million, should be written off. The decline in the fair value of the India Papers reporting unit and resulting impairment charge was due to a change in the strategic outlook for the India Papers operations.

Also in the fourth quarter of 2013, the Company calculated the estimated fair value of its xpedx business using the discounted future cash flows and wrote off all of the goodwill of its xpedx business, totaling $400 million. The decline in fair value of the xpedx reporting unit and resulting impairment charge was due to a significant decline in earnings and a change in the strategic outlook for the xpedx operations.

As a result, during the fourth quarter of 2013, the Company recorded a total goodwill impairment charge of $512 million ($485 million after taxes and a gain of $3 million related to noncontrolling interest), representing all of the recorded goodwill of the xpedx business and the India Papers business.

Also during 2013, the Company recorded a pre-tax charge of $15 million ($7 million after taxes and noncontrolling interest) for the impairment of a trade name intangible asset related to our India Papers business.
No goodwill impairment charges were recorded in 2012 or 2011.
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
Benefit obligations and fair values of plan assets as of December 31, 2013, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$12,496	$10,706
U.S. nonqualified pension	407	—
U.S. postretirement	322	—
Non-U.S. pension	228	181
Non-U.S. postretirement	72	—
The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2013	2012	2011
Discount rate	4.90%	4.10%	5.10%
Rate of compensation increase	3.75%	3.75%	3.75%

Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2017	2017

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
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2014 pension expense by approximately $25 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $35 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2013	14.1%	2008	(23.6)%
2012	14.1%	2007	9.6%
2011	2.5%	2006	14.9%
2010	15.1%	2005	11.7%
2009	23.8%	2004	14.1%
The 2012 and 2013 returns above represent weighted averages of International Paper and Temple-Inland asset returns. The annualized time-weighted rate of return earned on U.S. pension plan assets was 13.7% and 8.8% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2003 – 2013.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $316 million and $30 million, respectively.
Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2013	2012	2011	2010	2009
Pension expense
U.S. plans (non-cash)	$545	$342	$195	$231	$213
Non-U.S. plans	5	3	1	—	3
Postretirement expense
U.S. plans	(1)	(4)	7	6	27
Non-U.S. plans	7	1	2	1	3
Net expense	$556	$342	$205	$238	$246
The increase in 2013 U.S. pension expense principally reflects a decrease in the discount rate and higher amortization of unrecognized actuarial losses. The increase in 2013 U.S. postretirement expense is principally due to a curtailment gain in 2012 related to the remeasurement of the Temple-Inland Plan.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2013, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2015 (1)	2014 (1)
Pension expense
U.S. plans (non-cash)	$304	$366
Non-U.S. plans	3	3
Postretirement expense
U.S. plans	8	7
Non-U.S. plans	12	11
Net expense	$327	$387

(1)	Based on assumptions at December 31, 2013.
The Company estimates that it will record net pension expense of approximately $366 million for its U.S.

defined benefit plans in 2014, with the decrease from expense of $545 million in 2013 reflecting an increase in the assumed discount rate to 4.90% in 2014 from 4.10% in 2013, lower unrecognized losses, a higher expected return on assets assumption of 7.00% for Temple-Inland plan assets offset by a lower return on assets assumption of 7.75% for International Paper plan assets.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2013 totaled approximately $10.7 billion, consisting of approximately 49% equity securities, 32% debt securities, 10% real estate and 9% other assets. Plan assets include an immaterial amount of International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. The required contribution for the U.S. qualified pension plans in 2014 is approximately $443 million. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $28 million for the year ended December 31, 2013.
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
At December 31, 2013 and 2012, 1.8 million options, and 9.1 million options, respectively, were outstanding with exercise prices ranging from $38.41 to $48.19 per share for 2013 and $33.74 to $41.26 per share for 2012.

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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were (62)%, 32% and 21% for 2013, 2012 and 2011, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2013 was 27% of pre-tax earnings compared with 29% in 2012 and 32% in 2011. We estimate that the 2014 effective income tax rate will be approximately 33% based on expected earnings and business conditions.
RECENT ACCOUNTING DEVELOPMENTS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 2 Recent Accounting Developments on pages 56 and 57 of

Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 68 through 72 of Item  8. Financial Statements and Supplementary Data.
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
FOREIGN CURRENCY EFFECTS
International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a weaker U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Brazilian real, the Polish zloty and the Russian ruble.
MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 Debt and Lines of Credit on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 Derivatives and Hedging Activities on pages 76 through 80 of Item 8. Financial Statements and Supplementary Data.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2013 and 2012 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2013 and 2012, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $10.1 billion and $11.8 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $480 million and $642 million at December 31, 2013 and 2012, respectively.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2013 and 2012 was approximately a $2 million asset and a $1 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $2 million and $1 million at December 31, 2013 and 2012, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2013 and 2012, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $4 million asset and a $13 million liability, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $88 million and $49 million at December 31, 2013 and 2012, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 14 Derivatives and Hedging Activities on pages 76 through 80 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.
The Company completed the acquisitions of Olmuksan and Orsa IP, both in January 2013. Due to the timing of these acquisitions we have excluded Olmuksan and Orsa IP from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2013, net sales and assets of both Olmuksan and Orsa IP represented approximately 2% of total net sales and 2% of total assets. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 47 and 48.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which currently consists of five independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2013, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

JOHN V. FARACI
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

Memphis, Tennessee
February 27, 2014

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S. and subsidiaries (“Olmuksan”) and Orsa International Paper Embalagens S.A. and subsidiaries (“Orsa IP”) which were acquired on January 3, 2013 and January 14, 2013, respectively. Both entities constitute approximately 2% of total net sales and 2% of total assets of the consolidated financial statements as of and for the year ended December 31, 2013. Accordingly our audit did not include internal control over financial reporting at Olmuksan or Orsa IP. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of

Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
Memphis, Tennessee
February 27, 2014

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2013	2012	2011
NET SALES	$29,080	$27,833	$26,034
COSTS AND EXPENSES
Cost of products sold	21,223	20,587	18,960
Selling and administrative expenses	2,205	2,092	1,887
Depreciation, amortization and cost of timber harvested	1,547	1,486	1,332
Distribution expenses	1,732	1,611	1,390
Taxes other than payroll and income taxes	185	166	146
Restructuring and other charges	210	109	102
Impairment of goodwill and other intangibles	527	—	—
Net (gains) losses on sales and impairments of businesses	3	86	218
Net bargain purchase gain on acquisition of business	(13)	—	—
Interest expense, net	612	672	541
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	849	1,024	1,458
Income tax provision (benefit)	(523)	331	311
Equity earnings (loss), net of taxes	(39)	61	140
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,333	754	1,287
Discontinued operations, net of taxes	45	45	49
NET EARNINGS (LOSS)	1,378	799	1,336
Less: Net earnings (loss) attributable to noncontrolling interests	(17)	5	14
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,395	$794	$1,322
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.05	$1.72	$2.95
Discontinued operations, net of taxes	0.10	0.10	0.11
Net earnings (loss)	$3.15	$1.82	$3.06
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.01	$1.70	$2.92
Discontinued operations, net of taxes	0.10	0.10	0.11
Net earnings (loss)	$3.11	$1.80	$3.03
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1,350	$749	$1,273
Discontinued operations, net of taxes	45	45	49
Net earnings (loss)	$1,395	$794	$1,322

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

In millions for the years ended December 31	2013	2012	2011
NET EARNINGS (LOSS)	$1,378	$799	$1,336
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans (less tax of $195, $124 and $88)	307	195	139
Pension and postretirement liability adjustments:
U.S. plans (less tax of $756, $583 and $498)	1,188	(914)	(783)
Non-U.S. plans (less tax of $3, $9 and $3)	(4)	(25)	(5)
Change in cumulative foreign currency translation adjustment	(426)	(131)	(492)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $2, $1 and $17)	—	15	(43)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $3, $13 and $8)	(7)	22	8
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,058	(838)	(1,176)
Comprehensive Income (Loss)	2,436	(39)	160
Net (Earnings) Loss Attributable to Noncontrolling Interests	17	(5)	(14)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	23	3	(4)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$2,476	$(41)	$142

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2013	2012
ASSETS
Current Assets
Cash and temporary investments	$1,802	$1,302
Accounts and notes receivable, less allowances of $109 in 2013 and $119 in 2012	3,756	3,562
Inventories	2,825	2,730
Deferred income tax assets	302	323
Assets of businesses held for sale	—	759
Other current assets	340	229
Total Current Assets	9,025	8,905
Plants, Properties and Equipment, net	13,672	13,949
Forestlands	557	622
Investments	733	887
Financial Assets of Special Purpose Entities (Note 12)	2,127	2,108
Goodwill	3,987	4,315
Deferred Charges and Other Assets	1,427	1,367
TOTAL ASSETS	$31,528	$32,153
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$661	$444
Accounts payable	2,900	2,775
Accrued payroll and benefits	511	508
Liabilities of businesses held for sale	—	44
Other accrued liabilities	1,055	1,227
Total Current Liabilities	5,127	4,998
Long-Term Debt	8,827	9,696
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	2,043	2,036
Deferred Income Taxes	3,765	3,026
Pension Benefit Obligation	2,205	4,112
Postretirement and Postemployment Benefit Obligation	412	473
Other Liabilities	702	1,176
Redeemable Noncontrolling Interest	163	—
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2013 – 447.2 shares and 2012 – 439.9 shares	447	440
Paid-in capital	6,463	6,042
Retained earnings	4,446	3,662
Accumulated other comprehensive loss	(2,759)	(3,840)
	8,597	6,304
Less: Common stock held in treasury, at cost, 2013 – 10.868 shares and 2012 – 0.013 shares	492	—
Total Shareholders’ Equity	8,105	6,304
Noncontrolling interests	179	332
Total Equity	8,284	6,636
TOTAL LIABILITIES AND EQUITY	$31,528	$32,153

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2013	2012	2011
OPERATING ACTIVITIES
Net earnings (loss)	$1,378	$799	$1,336
Discontinued operations, net of taxes	(45)	(45)	(49)
Earnings (loss) from continuing operations	1,333	754	1,287
Depreciation, amortization, and cost of timber harvested	1,547	1,486	1,332
Deferred income tax provision (benefit), net	146	204	317
Restructuring and other charges	210	109	102
Pension plan contribution	(31)	(44)	(300)
Net bargain purchase gain on acquisition of business	(13)	—	—
Periodic pension expense, net	545	342	195
Net (gains) losses on sales and impairments of businesses	3	86	218
Equity (earnings) losses, net of taxes	39	(61)	(140)
Release of tax reserves	(775)	—	—
Impairment of goodwill and other intangible assets	527	—	—
Other, net	(47)	—	169
Changes in current assets and liabilities
Accounts and notes receivable	(134)	377	(128)
Inventories	(114)	(28)	(56)
Accounts payable and accrued liabilities	(110)	(273)	(389)
Interest payable	(57)	30	6
Other	(71)	(22)	62
Cash provided by (used for) operating activities - continuing operations	2,998	2,960	2,675
Cash provided by (used for) operating activities - discontinued operations	30	7	—
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	3,028	2,967	2,675
INVESTMENT ACTIVITIES
Invested in capital projects	(1,198)	(1,383)	(1,159)
Acquisitions, net of cash acquired	(505)	(3,734)	(379)
Proceeds from divestitures	726	474	50
Equity investment in Ilim	—	(45)	—
Proceeds from sale of fixed assets	65	—	—
Escrow arrangement	—	—	(25)
Other	84	(80)	26
Cash provided by (used for) investment activities - continuing operations	(828)	(4,768)	(1,487)
Cash provided by (used for) investment activities - discontinued operations	1	(90)	—
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(827)	(4,858)	(1,487)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(512)	(35)	(30)
Issuance of common stock	298	108	—
Issuance of debt	241	2,132	1,766
Reduction of debt	(845)	(2,488)	(517)
Change in book overdrafts	(123)	11	(29)
Dividends paid	(554)	(476)	(427)
Redemption of securities	(150)	—	—
Other	(43)	(47)	(21)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(1,688)	(795)	742
Effect of Exchange Rate Changes on Cash	(13)	(6)	(9)
Change in Cash and Temporary Investments	500	(2,692)	1,921
Cash and Temporary Investments
Beginning of the period	1,302	3,994	2,073
End of the period	$1,802	$1,302	$3,994

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2011	$439	$5,829	$2,460	$(1,825)	$28	$6,875	$250	$7,125
Issuance of stock for various plans, net	—	79	—	—	(6)	85	—	85
Repurchase of stock	—	—	—	—	30	(30)	—	(30)
Dividends	—	—	(427)	—	—	(427)	—	(427)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(5)	(5)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	37	37
Acquisition of noncontrolling interests	—	—	—	—	—	—	40	40
Comprehensive income (loss)	—	—	1,322	(1,180)	—	142	18	160
BALANCE, DECEMBER 31, 2011	439	5,908	3,355	(3,005)	52	6,645	340	6,985
Issuance of stock for various plans, net	1	134	—	—	(87)	222	—	222
Repurchase of stock	—	—	—	—	35	(35)	—	(35)
Dividends	—	—	(487)	—	—	(487)	—	(487)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(6)	(6)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	(4)	(4)
Comprehensive income (loss)	—	—	794	(835)	—	(41)	2	(39)
BALANCE, DECEMBER 31, 2012	440	6,042	3,662	(3,840)	—	6,304	332	6,636
Issuance of stock for various plans, net	7	421	—	—	(20)	448	—	448
Repurchase of stock	—	—	—	—	512	(512)	—	(512)
Dividends	—	—	(567)	—	—	(567)	—	(567)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities	—	—	(44)	—	—	(44)	(112)	(156)
Comprehensive income (loss)	—	—	1,395	1,081	—	2,476	(40)	2,436
BALANCE, DECEMBER 31, 2013	$447	$6,463	$4,446	$(2,759)	$492	$8,105	$179	$8,284
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the Company) is a global paper and packaging company that is complemented by an extensive North American merchant distribution system, with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia, Africa and the Middle East. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

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

The elimination of the one-quarter reporting lag for Ilim had the following impact:

Consolidated Statement of Operations

In millions	2011
Equity earnings (loss), net of taxes	$(19)
Earnings (loss) from continuing operations	(19)
Net earnings (loss) attributable to International Paper Company	(19)
Basic earnings (loss) per share from continuing operations	(0.04)
Basic net earnings (loss) per share	(0.04)
Diluted earnings (loss) per share from continuing operations	(0.04)
Diluted net earnings (loss) per share	(0.04)

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings (loss) of $(39) million, $61 million and $140 million in 2013, 2012 and 2011, respectively.

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

INVENTORIES

Inventories are valued at the lower of cost or market and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products, are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.

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

FORESTLANDS

At December 31, 2013, International Paper and its subsidiaries owned or managed approximately 332,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are charged against income as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit over the estimated remaining useful operating lives of the unit’s assets, discounted using the estimated cost of capital for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required. See Note 9 for further discussion.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable, measured by comparing their net book value to the undiscounted projected future cash flows generated by their use. Impaired assets are recorded at their estimated fair value. See Note 7 for further discussion.

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

DISCLOSURES ABOUT OFFSETTING ASSETS AND LIABILITIES

In December 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which amends ASC 210, “Balance Sheet”. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. This guidance was effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The application of the requirements of this guidance did not have a material effect on the Company's consolidated financial statements.

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

HEDGE ACCOUNTING

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes," which amends ASC 815, "Derivatives and Hedging," to allow entities to use the Fed Funds Effective Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The ASU was effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. The adoption of the provisions of this guidance did not have a material effect on the Company's consolidated financial statements.

INCOME TAXES

In July 2013, the FASB also issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance should be applied to all unrecognized tax benefits that exist as of the effective date which is fiscal years beginning after December 15, 2013, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2013	2012	2011
Earnings (loss) from continuing operations	$1,350	$749	$1,273
Effect of dilutive securities (a)	—	—	—
Earnings (loss) from continuing operations –assuming dilution	$1,350	$749	$1,273
Average common shares outstanding	443.3	435.2	432.2
Effect of dilutive securities (a):
Restricted performance share plan	4.5	5.0	4.8
Stock options (b)	0.3	—	—
Average common shares outstanding – assuming dilution	448.1	440.2	437.0
Basic earnings (loss) per share from continuing operations	$3.05	$1.72	$2.95
Diluted earnings (loss) per share from continuing operations	$3.01	$1.70	$2.92

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 0.0 million, 9.1 million and 15.6 million shares for the years ended December 31,2013, 2012 and 2011, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the year ended December 31, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	1,184	(443)	—	741
Amounts reclassified from accumulated other comprehensive income	307	17	(7)	317
Net Current Period Other Comprehensive Income	1,491	(426)	(7)	1,058
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	23	—	23
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2012	$(2,852)	$(118)	$(35)	$(3,005)
Other comprehensive income (loss) before reclassifications	(939)	(96)	15	(1,020)
Amounts reclassified from accumulated other comprehensive income	195	(35)	22	182
Net Current Period Other Comprehensive Income	(744)	(131)	37	(838)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	3	—	3
Balance as of December 31, 2012	$(3,596)	$(246)	$2	$(3,840)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2011:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of January 1, 2011	$(2,203)	$378	$—	$(1,825)
Other comprehensive income (loss) before reclassifications	(788)	(492)	(43)	(1,323)
Amounts reclassified from accumulated other comprehensive income	139	—	8	147
Net Current Period Other Comprehensive Income	(649)	(492)	(35)	(1,176)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(4)	—	(4)
Balance as of December 31, 2011	$(2,852)	$(118)	$(35)	$(3,005)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three years ended:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Location of Amount Reclassified from AOCI
	2013	2012	2011
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(9)	$(2)	$(6)	(b)	Cost of products sold
Actuarial gains/(losses)	(493)	(317)	(221)	(b)	Cost of products sold
Total pre-tax amount	(502)	(319)	(227)
Tax (expense)/benefit	195	124	88
Net of tax	(307)	(195)	(139)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestiture	(17)	48	—		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	(13)	—
Net of tax	(17)	35	—
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	10	(24)	10	(c)	Cost of products sold
Fuel oil contracts	—	—	6	(c)	Cost of products sold
Natural gas contracts	—	(11)	(32)	(c)	Cost of products sold
Total pre-tax amount	10	(35)	(16)
Tax (expense)/benefit	(3)	13	8
Net of tax	7	(22)	(8)
Total reclassifications for the period	$(317)	$(182)	$(147)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 14 for additional details).

NOTE 5 RESTRUCTURING CHARGES AND OTHER ITEMS

2013: During 2013, total restructuring and other charges of $210 million before taxes ($131 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Note 13)	$25	$16
xpedx restructuring (a)	32	19
xpedx transaction costs	22	14
Courtland mill shutdown (b)	118	72
Box plant closures	(13)	(8)
Augusta paper machine shutdown (c)	45	28
Insurance reimbursements	(30)	(19)
Other (d)	11	9
Total	$210	$131

(a) Includes $17 million of severance charges.
(b) Includes $73 million of accelerated depreciation and other non-cash charges, $42 million of severance charges and $3 million of other charges which are recorded in the Printing Papers segment. During 2013, the Company accelerated depreciation for certain Courtland assets, and diligently evaluated certain other assets for possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During 2014, we have continued our evaluation and expect to conclude as to any uses for these assets during the first quarter of 2014.
(c) Includes $39 million of accelerated depreciation charges, $2 million of severance charges and $4 million of other charges which are recorded in the Consumer Packaging segment.
(d) Includes $2 million of severance charges.

Included in the $210 million of organization restructuring and other charges is $63 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 1,686 employees included in the 2013 restructuring charges.

In millions	Severance and Other
Additions and adjustments	$63
Cash charges in 2013	(21)
Balance, December 31, 2013	$42

As of December 31, 2013, 624 employees had left the Company under these programs.

2012: During 2012, total restructuring and other charges of $109 million before taxes ($74 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Note 13)	$48	$30
xpedx restructuring (a)	44	28
EMEA packaging restructuring (b)	17	12
Other	—	4
Total	$109	$74

(a) Includes $14 million of severance charges.
(b) Includes $17 million of severance charges.

Included in the $109 million of organizational restructuring and other charges is $31 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 811 employees included in the 2012 restructuring charges:

In millions	Severance and Other
Additions and adjustments	$31
Cash charges in 2012	(15)
Cash charges in 2013	(6)
Balance, December 31, 2013	$10

As of December 31, 2013, 680 employees had left the Company under these programs.

2011: During 2011, total restructuring and other charges of $102 million before taxes ($66 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
xpedx restructuring (a)	$49	$34
Early debt extinguishment costs (see Note 13)	32	19
Temple-Inland merger agreement	20	12
APPM acquisition	18	12
Franklin, Virginia mill – closure costs (b)	(24)	(15)
Other	7	4
Total	$102	$66

(a)	Includes $19 million of severance charges.

(b)	Includes a $21 million credit related to the reversal of an environmental reserve.

Included in the $102 million of organizational restructuring and other charges is $25 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 629 employees included in the 2011 restructuring charges.  As of December 31, 2013, all of these employees had left the Company under these programs.

In millions	Severance and Other
Additions and adjustments	$25
Cash charges in 2011	(16)
Cash charges in 2012	(8)
Cash charges in 2013	(1)
Balance, December 31, 2013	$—

ALTERNATIVE FUEL MIXTURE TAX CREDIT

On July 19, 2011 the Company filed an amended 2009 tax return claiming alternative fuel mixture tax credits as non-taxable income. The amended position has been accepted by the Internal Revenue Service (IRS) in the closing of the IRS tax audit for the years 2006 - 2009. As a result, during 2013, the Company recognized an income tax benefit of $753 million related to the non-taxability of the alternative fuel mixture tax credits.

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

NOTE 6 ACQUISITIONS AND JOINT VENTURES

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

Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties are considered non-controlling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.

Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. The fair value was estimated by applying the discounted cash flow approach, using a 13% discount rate, long-term sustainable growth rates ranging from 6% to 9% and a corporate tax rate of 20%. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified, as expense, from accumulated other comprehensive income.

The final purchase price allocation indicates that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest is less than the fair value of the underlying assets by $21 million, resulting in a bargain purchase price gain being recorded on this transaction. The aforementioned remeasurement of equity interest gain, the cumulative translation adjustment to expense, and the bargain purchase gain are included in the Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations.

The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired as of January 1, 2013, which was completed in the fourth quarter of 2013.

In millions
Cash and temporary investments	$5
Accounts and notes receivable	72
Inventory	31
Other current assets	2
Plants, properties and equipment	106
Investments	11
Total assets acquired	227
Notes payable and current maturities of long-term debt	17
Accounts payable and accrued liabilities	27
Deferred income tax liability	4
Postretirement and postemployment benefit obligation	6
Total liabilities assumed	54
Noncontrolling interest	18
Net assets acquired	$155

Pro forma information related to the acquisition of Olmuksan has not been included as it does not have a material effect on the Company's consolidated results of operations.

2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland, Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper sold its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 7 for further details of these divestitures.

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

Additionally, Selling and administrative expenses for the years ended December 31, 2013 and 2012 included $62 million before taxes ($38 million after taxes) and $164 million before taxes ($105 million after taxes), respectively, in charges for integration costs associated with the acquisition.

The following unaudited pro forma information for the year ended December 31, 2012 represents the results of operations of International Paper as if the Temple-Inland acquisition had occurred on January 1, 2012. This information is based on historical results of operations, adjusted for certain acquisition accounting adjustments and does not purport to represent International Paper’s actual results of operations as if the transaction described above would have occurred as of January 1, 2012, nor is it necessarily indicative of future results.

In millions, except per share amounts	2012
Net sales	$28,125
Earnings (loss) from continuing operations (a)	805
Net earnings (loss) (a)	845
Diluted earnings (loss) from continuing operations per share (a)	1.82
Diluted net earnings (loss) per share (a)	1.92

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

JOINT VENTURES

2013: On January 14, 2013, International Paper and Brazilian corrugated packaging producer, Jari Celulose Papel e Embalagens S.A (Jari), a Grupo Orsa company, formed Orsa International Paper Embalagens S.A. (Orsa IP). The new entity, in which International Paper holds a 75% stake, includes three containerboard mills and four box plants, which make up Jari's former industrial packaging assets. This acquisition supports the Company's strategy of growing its global packaging presence and better serving its global customer base.

The value of International Paper's investment in Orsa IP is approximately $471 million. Because International Paper acquired a majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari is considered noncontrolling interest.

International Paper follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The Share Purchase Agreement related to Orsa IP joint venture contained both a put and a call option that would allow Jari, at the third anniversary of the joint venture formation, to put its remaining shares to IP or allow IP, at the sixth anniversary of the joint venture formation, to call the remaining noncontrolling shares from Jari. Accordingly, the noncontrolling common stock held by Jari would be considered a redeemable noncontrolling interest and meet the requirements to be classified outside of permanent equity and is therefore classified as redeemable noncontrolling interest in the accompanying consolidated balance sheets. The value of redeemable noncontrolling interest is reported at the greater of the redemption value or historical cost at the end of each reporting period. As of December 31, 2013, the Company reported the redeemable noncontrolling interest at the redemption value of $163 million.

The following table summarizes the final allocation of the purchase price to the fair value of assets and liabilities acquired as of January 14, 2013, which was completed in the fourth quarter of 2013.

In millions
Cash and temporary investments	$16
Accounts and notes receivable	5
Inventory	27
Plants, properties and equipment	290
Goodwill	260
Other intangible assets	110
Other long-term assets	2
Total assets acquired	710
Accounts payable and accrued liabilities	68
Deferred income tax liability	37
Total liabilities assumed	105
Noncontrolling interest	134
Net assets acquired	$471

The identifiable intangible assets acquired in connection with the Orsa IP acquisition included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships	$88	12 years
Trademark	3	6 years
Wood supply agreement	19	25 years
Total	$110

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

NOTE 7 BUSINESSES HELD FOR SALE, DIVESTITURES AND IMPAIRMENTS

DISCONTINUED OPERATIONS

2013: On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash.

On July 19, 2013 the Company finalized the sale of its Temple-Inland Building Products division, which ultimately included 15 manufacturing facilities, to Georgia-Pacific Building Products, LLC for approximately $733 million in cash and amounts to be received for preliminary customary closing adjustments.

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin Fiber L.L.C. (Del-Tin)) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre-and post-closing purchase price adjustments. The assets to be sold were to include 16 manufacturing facilities.

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

OTHER DIVESTITURES AND IMPAIRMENTS

2013: During 2013, the Company recorded net pre-tax charges of $3 million ($1 million after taxes) for adjustments related to the divestiture of three containerboard mills in 2012 and the sale of the Shorewood business. This loss is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

In millions at December 31	2013	2012
Temporary Investments	$1,398	$934

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2013	2012
Accounts and notes receivable:
Trade	$3,497	$3,316
Other	259	246
Total	$3,756	$3,562

INVENTORIES

In millions at December 31	2013	2012
Raw materials	$372	$360
Finished pulp, paper and packaging products	1,834	1,728
Operating supplies	572	588
Other	47	54
Inventories	$2,825	$2,730

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 75% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $417 million and $381 million at December 31, 2013 and 2012, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2013	2012
Pulp, paper and packaging facilities
Mills	$22,105	$23,625
Packaging plants	10,163	7,184
Other plants, properties and equipment	1,478	2,074
Gross cost	33,746	32,883
Less: Accumulated depreciation	20,074	18,934
Plants, properties and equipment, net	$13,672	$13,949

In millions	2013	2012	2011
Depreciation expense	$1,423	$1,399	$1,263

INTEREST

Cash payments related to interest were as follows:

In millions	2013	2012	2011
Interest payments	$751	$740	$629

Amounts related to interest were as follows:

In millions	2013	2012	2011
Interest expense (a)	$669	$743	$596
Interest income (a)	57	71	55
Capitalized interest costs	17	37	22

(a)
Interest expense and interest income exclude approximately $45 million, $49 million and $49 million in 2013, 2012 and 2011, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

NOTE 9 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2013 and 2012:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution		Total
Balance as of January 1, 2013
Goodwill	$3,165		$2,396		$1,783	$400		$7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—		(3,429)
	3,165		631		119	400		4,315
Reclassifications and other (b)	(28)		(63)		3	—		(88)
Additions/reductions	293	(c)	(22)	(d)	1	—		272
Impairment loss	—		(112)	(e)	—	(400)	(e)	(512)
Balance as of December 31, 2013
Goodwill	3,430		2,311		1,787	400		7,928
Accumulated impairment losses (a)	—		(1,877)		(1,664)	(400)		(3,941)
Total	$3,430		$434		$123	$—		$3,987

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)
Reflects $260 million for Orsa IP, the newly formed joint venture in Brazil and the adjustment of $54 million ($33 million after-tax) previously included as a trade name intangible asset in Deferred Charges and Other Assets on the balance sheet.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the impairment of goodwill for the India Papers business and xpedx.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Distribution	Total
Balance as of January 1, 2012
Goodwill	$1,157		$2,439		$1,779		$400	$5,775
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
	1,157		674		115		400	2,346
Reclassifications and other (b)	1		(40)		1		—	(38)
Additions/reductions	2,007	(c)	(3)	(d)	3	(e)	—	2,007
Balance as of December 31, 2012
Goodwill	3,165		2,396		1,783		400	7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)		—	(3,429)
Total	$3,165		$631		$119		$400	$4,315

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)
Reflects the acquisition of Temple-Inland, net of amounts written off related to the divestiture of two Temple-Inland mills (Ontario, California and New Johnsonville, Tennessee) and one International Paper mill (Oxnard, (Hueneme), California). Also excludes the goodwill for Building Products which was reclassified to Businesses Held for Sale.

(d)
Reflects an increase related to a purchase price adjustment of Andhra Pradesh Paper Mills in India partially offset by a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Represents the impact of the change in estimate of the contributed land in the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China entered into in 2011.

In the fourth quarter of 2013, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its India Papers business using the discounted future cash flows and determined that all of the goodwill of this business, totaling $112 million, should be written off. The decline in the fair value of the India Papers reporting unit and resulting impairment charge was due to a change in the strategic outlook for the India Papers operations.

Also in the fourth quarter of 2013, the Company calculated the estimated fair value of its xpedx business using the discounted future cash flows and wrote off all of the goodwill of its xpedx business, totaling $400 million. The decline in fair value of the xpedx reporting unit and resulting impairment charge was due to a significant decline in earnings and a change in the strategic outlook for the xpedx operations.

As a result, during the fourth quarter of 2013, the Company recorded a total goodwill impairment charge of $512 million, representing all of the recorded goodwill of the xpedx business and the India Papers business.

No goodwill impairment charges were recorded in 2012 or 2011.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2013			2012
In millions at December 31	Gross Carrying Amount		Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$602		$139	$644	$112
Non-compete agreements	76		46	83	30
Tradenames, patents and trademarks	67	(a)	33	144	16
Land and water rights	76		5	87	6
Fuel and power agreements	7		2	17	12
Software	17		15	22	19
Other	75		32	83	19
Total	$920		$272	$1,080	$214

(a)
Includes $15 million recorded to write-off a tradename intangible asset of the Company's India Papers business. This amount is included in Impairment of goodwill and other intangibles in the accompanying consolidated statement of operations.

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2013	2012	2011
Amortization expense related to intangible assets	$87	$58	$32

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2014 – $60 million, 2015 – $59 million, 2016 – $58 million, 2017 – $56 million, 2018 – $50 million, and cumulatively thereafter – $365 million.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2013	2012	2011
Earnings (loss)
U.S.	$394	$478	$874
Non-U.S.	455	546	584
Earnings (loss) from continuing operations before income taxes and equity earnings	$849	$1,024	$1,458

The provision (benefit) for income taxes (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2013	2012	2011
Current tax provision (benefit)
U.S. federal	$(697)	$14	$(78)
U.S. state and local	(95)	11	(19)
Non-U.S.	123	102	91
	$(669)	$127	$(6)
Deferred tax provision (benefit)
U.S. federal	$186	$226	$207
U.S. state and local	(21)	6	46
Non-U.S.	(19)	(28)	64
	$146	$204	$317
Income tax provision	$(523)	$331	$311

The Company’s deferred income tax provision (benefit) includes a $7 million provision, a $25 million provision and a $8 million benefit for 2013, 2012 and 2011, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $291 million, $95 million and $44 million in 2013, 2012 and 2011, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2013	2012	2011
Earnings (loss) from continuing operations before income taxes and equity earnings	$849	$1,024	$1,458
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	297	358	510
State and local income taxes	(4)	11	16
Tax rate and permanent differences on non-U.S. earnings	(90)	(116)	(34)
Net U.S. tax on non-U.S. dividends	(15)	48	23
Tax benefit on manufacturing activities	(27)	(15)	(8)
Non-deductible business expenses	4	7	6
Non-deductible goodwill	147	34	—
Tax Audits	(770)	—	—
Sales of non-strategic businesses	—	—	(195)
Retirement plan dividends	(5)	(5)	(5)
Tax basis adjustments	(33)	—	—
Tax credits	(23)	—	(7)
Medicare subsidy	—	5	—
Other, net	(4)	4	5
Income tax provision	$(523)	$331	$311
Effective income tax rate	(62)%	32%	21%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2013 and 2012, were as follows:

In millions	2013	2012
Deferred income tax assets:
Postretirement benefit accruals	$193	$229
Pension obligations	725	1,620
Alternative minimum and other tax credits	515	752
Net operating loss carryforwards	610	579
Compensation reserves	281	242
Other	284	406
Gross deferred income tax assets	2,608	3,828
Less: valuation allowance	(413)	(400)
Net deferred income tax asset	$2,195	$3,428
Deferred income tax liabilities:
Intangibles	$(304)	$(378)
Plants, properties and equipment	(2,919)	(3,126)
Forestlands and related installment sales	(2,307)	(2,511)
Gross deferred income tax liabilities	$(5,530)	$(6,015)
Net deferred income tax liability	$(3,335)	$(2,587)

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, and Deferred income taxes. The acquisition of Temple-Inland in 2012 resulted in additional deferred tax assets of $600 million and deferred income tax liabilities of $1.8 billion. In addition, there is a decrease in deferred income tax assets principally relating to the tax impact of changes in qualified pension liabilities. Deferred tax liabilities decreased primarily due to the recognition of an installment sale and book depreciation in excess of tax depreciation. Certain tax attributes reflected on our tax returns as filed differ significantly from those reflected in the deferred income tax accounts due to uncertain tax benefits.

The valuation allowance for deferred income tax assets as of December 31, 2013 was $413 million. The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $13 million. The increase is primarily attributable to non-U.S. net operating losses that the Company currently does not foresee utilizing within the statutory carryforward period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

In millions	2013	2012	2011
Balance at January 1	$(972)	$(857)	$(199)
(Additions) reductions based on tax positions related to current year	(22)	12	(2)
Additions for tax positions of prior years	(29)	(140)	(719)
Reductions for tax positions of prior years	824	6	29
Settlements	26	2	2
Expiration of statutes of limitations	11	7	25
Currency translation adjustment	1	(2)	7
Balance at December 31	$(161)	$(972)	$(857)

Included in the balance at December 31, 2013, 2012 and 2011 are $1 million, $14 million and $9 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $54 million and $104 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2013 and 2012, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2002 through 2012 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. In 2013, the Company concluded its examination with the U.S. Internal Revenue Service for the tax years 2006 through 2009 for both International Paper Company and Temple-Inland. As a result of the completion of the examinations, the Company reduced its unrecognized tax benefits by approximately $844 million. Other pending audit settlements and the expiration of statute of limitations could further reduce the uncertain tax positions by $4 million during the next twelve months. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Included in the Company’s 2013, 2012 and 2011 income tax provision (benefit) are $(924) million, $(85) million and $(266) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2013	2012	2011
Special items	$(151)	$(104)	$(293)
Tax-related adjustments:
Internal restructurings	(4)	14	24
India deal costs	—	—	9
IP UK valuation allowance release	—	—	(13)
Settlement of tax audits and legislative changes	(770)	—	5
Medicare D deferred income tax write-off	—	5	—
Other tax adjustments	1	—	2
Income tax provision (benefit) related to special items	$(924)	$(85)	$(266)

Excluding the impact of special items and nonoperating pension expense, the 2013, 2012 and 2011 income tax provisions were $527 million, $456 million and $591 million, respectively, or 27%, 29% and 32%, respectively, of pre-tax earnings before equity earnings.

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2014 Through 2023	2024 Through 2033	Indefinite	Total
U.S. federal and non-U.S. NOLs	$21	$3	$400	$424
State taxing jurisdiction NOLs	152	120	—	272
U.S. federal, non- U.S. and state tax credit carryforwards	117	31	454	602
State capital loss carryforwards	23	—	—	23
Total	$313	$154	$854	$1,321

Deferred income taxes are not provided for temporary differences of approximately $5.1 billion, $4.7 billion and $4.5 billion as of December 31, 2013, 2012 and 2011, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. The Act retroactively restored several expired business tax provisions, including the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception. Because a change in tax law is accounted for in the period of enactment, the retroactive effect of the Act on the Company's U.S. federal taxes for 2012 of a benefit of approximately $32 million was recognized in the first quarter of 2013.

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

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

At December 31, 2013, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2014	2015	2016	2017	2018	Thereafter
Lease obligations	$171	$133	$97	$74	$59	$162
Purchase obligations (a)	3,170	770	642	529	453	2,404
Total	$3,341	$903	$739	$603	$512	$2,566

(a)
Includes $3.3 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

Rent expense was $215 million, $231 million and $205 million for 2013, 2012 and 2011, respectively.

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

ENVIRONMENTAL PROCEEDINGS

International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $94 million in the aggregate at December 31, 2013.

Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a site remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $51 million to address this selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $42 million at December 31, 2013. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Kalamazoo River: The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the Kalamazoo river, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. The Company has not received any orders from the EPA with respect to the site and continues to collect information from the EPA and other parties relative to the site to evaluate the extent of its liability, if any, with respect to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.

Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western

District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs for which plaintiffs in the suit are seeking recovery. This will be the subject of a separate trial, which has been set for July 2015. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code, which provides for the imposition of civil penalties between $50 and $25,000 per day. The case is in the discovery phase and it is therefore premature to predict the outcome or to estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.

In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by what are now in excess of 500 plaintiffs seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund

Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Bogalusa: In August 2011, Temple-Inland's Bogalusa, Louisiana paper mill experienced an upset condition that resulted in fish kill on the Pearl River (the Bogalusa Incident). Louisiana and Mississippi state regulatory agencies and the U.S. Department of Justice (the DOJ) initiated enforcement actions against Temple-Inland as a result of the Bogalusa Incident. We have resolved the Louisiana and Mississippi enforcement matters and paid approximately $3 million in penalties.

The DOJ investigation into the Bogalusa Incident was resolved in the second quarter of 2013 upon federal court approval of a criminal plea agreement between Temple-Inland subsidiary, TIN Inc., and the DOJ. Under the plea agreement, TIN Inc. pleaded guilty to two misdemeanor environmental offenses, paid a $3.3 million financial penalty, and agreed to a two-year corporate probation period.

In late 2013, the Louisiana Department of Environmental Quality (LDEQ) and TIN Inc. reached a settlement, subject to State Attorney General approval, to resolve a LDEQ enforcement arising from (1) alleged environmental violations identified in an LDEQ environmental audit conducted immediately after the Bogalusa Incident, and (2) air permit deviations self-disclosed by the mill in 2012. Pursuant to the settlement, TIN Inc. will pay $125,000 to fund a beneficial improvement project.

In December 2013, the district attorney for Washington Parish, in which Bogalusa is located, filed a lawsuit alleging that there are additional damages that were not resolved by a November 2011 settlement between TIN Inc. and the Louisiana Fish and Wildlife Department (LDWF). That settlement resolved a LDWF claim for wildlife injury damages arising from the Bogalusa Incidents and the validity of the settlement was upheld by the Louisiana Supreme Court. We believe that the new suit is without merit and we are vigorously defending our position.

Temple-Inland (or its affiliates) was a defendant in 28 civil lawsuits in Louisiana and Mississippi related to the Bogalusa Incident. Fifteen of these civil cases were filed in Louisiana state court shortly after the incident and were removed and consolidated in an action pending in the U.S. District Court for the Eastern District of Louisiana along with a civil case originally filed in that court. During August 2012, an additional 13 causes of action were filed in federal or state court in Mississippi and Louisiana. In October 2012, International Paper and the Plaintiffs' Steering Committee, the group of attorneys appointed by the Louisiana federal court to organize and coordinate the efforts of all the plaintiffs in this litigation, reached a tentative understanding on key structural terms and an amount for resolution of the litigation. The court granted preliminary approval for the proposed class action settlement on December 26, 2012. There were no opt-outs and four objections which were all later withdrawn. The Fairness Hearing was held July 10, 2013, and the court issued its Final Order and Judgment Approving Class Action Settlement the same day. Under the terms of the settlement agreement, the class action settlement was deemed final on August 9, 2013. We funded the settlement in September 2013. This settlement did not have a material effect on the Company's consolidated financial statements.

LEGAL PROCEEEDINGS

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

Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes;

and (3) restrict supply through downtime and limit order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. The Company disputes the allegations made and intends to vigorously defend the consolidated actions. In addition, in September 2013, purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. The Company intends to dispute the allegations made and to vigorously defend the litigation. Because the U.S. cases are in the discovery phase and the Canadian cases are in a preliminary stage, we are unable to predict an outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.

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

Certain of the individual defendants in the North Port litigation have requested advancement of their costs of defense from Temple-Inland and have asserted a right to indemnification by Temple-Inland. We believe that all or part of these defense costs would be covered losses under Temple-Inland's directors and officers insurance. The carriers under the applicable policies have been notified of the claims and each has responded with a reservations of rights letter.

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

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the years ended December 31, 2013, 2012 or 2011.

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

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at December 31, 2013 and 2012. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $67 million and $79 million at December 31, 2013 and 2012, respectively, are included in floating rate notes due 2013 – 2017 in the summary of long-term debt in Note 13. Additional debt related to the above transaction of $79 million is included in short-term notes in the summary of long-term debt in Note 13 at December 31, 2013 and 2012.

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

Activity between the Company and the Entities was as follows:

In millions	2013	2012	2011
Revenue (loss) (a)	$45	$49	$49
Expense (a)	79	90	79
Cash receipts (b)	33	36	28
Cash payments (c)	84	87	79

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

International Paper also held variable interests in two financing entities that were used to monetize long-term notes received from the sale of forestlands in 2001 and 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash of approximately $1.0 billion to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $1.0 billion of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2013, 2012 or 2011.

The 2001 Monetized Notes of $499 million matured on March 16, 2011. Following their maturity, International Paper purchased the Class A preferred interest in the 2001 financing entities from an external third-party for $21 million. As a result of the purchase, effective March 16, 2011, International Paper owned 100% of the 2001 financing entities. Based on an analysis performed by the Company after the purchase, under guidance that considers the potential magnitude of the variability in the structure and which party has a controlling financial interest, International Paper determined that it was the primary beneficiary of the 2001 financing entities and thus consolidated the entities effective March 16, 2011. Effective April 30, 2011, International Paper liquidated its interest in the 2001 financing entities. Activity between the Company and the 2001 financing entities during 2011 was immaterial.

Activity between the Company and the 2002 financing entities was as follows:

In millions	2013	2012	2011
Revenue (loss) (a)	$—	$—	$2
Expense (b)	—	—	3
Cash receipts (c)	—	252	192
Cash payments (d)	—	159	244

(a)	The revenue is included in Equity earnings (loss), net of tax in the accompanying consolidated statement of operations.

(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations.

(c)	The cash receipts are equity distributions from the 2002 financing entities to International Paper and cash receipts from the maturity of the 2002 Monetized Notes.

(d)	The cash payments include both interest and principal on the associated debt obligations.

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

During 2011, $191 million of the 2002 Monetized Notes matured. During 2012, $252 million of the 2002 Monetized Notes matured. Cash receipts upon maturity were used to pay the associated debt obligations. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.

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

In October 2007, Temple-Inland sold 1.55 million acres of timberlands for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberlands, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be $2.09 billion. As of December 31, 2013 and 2012, the fair value of the notes was $2.62 billion and $2.21 billion, respectively.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities in the accompanying consolidated balance sheet. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to the Company. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of December 31, 2013 and 2012, the fair value of this debt was $2.49 billion and $2.12 billion, respectively.

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

Activity between the Company and the 2007 financing entities was as follows:

In millions	2013	2012	2011
Revenue (loss) (a)	$27	$28	$—
Expense (b)	29	28	—
Cash receipts (c)	8	12	—
Cash payments (d)	21	22	—

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $19 million and $17 million for the years ended December 31, 2013 and 2012, respectively, of accretion income for the amortization of the purchase accounting adjustment of the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $7 million and $6 million for the years ended December 31, 2013 and 2012, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.50 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2013, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. As a result, Noncontrolling interests decreased by $150 million in the accompanying consolidated balance sheet. Distributions paid to the third-party investor were $1 million, $6 million and $5 million in 2013, 2012 and 2011, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

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

Amounts related to early debt extinguishment during the years ended December 31, 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Debt reductions (a)	$574	$1,272	$129
Pre-tax early debt extinguishment costs (b)	25	48	32

(a)	Reductions related to notes with interest rates ranging from 1.625% to 9.375% with original maturities from 2012 to 2041 for the years ended December 31, 2013, 2012 and 2011.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2013	2012
8.7% note – due 2038	$264	$263
9 3/8% note – due 2019	848	846
7.95% debentures – due 2018	1,429	1,462
7.5% note – due 2021	999	999
7.4% debentures – due 2014	—	303
7.3% notes – due 2039	721	721
6 7/8% notes – due 2023 – 2029	130	130
6.65% note – due 2037	4	4
6.4% to 7.75% debentures due 2025 – 2027	142	142
6 3/8% to 6 5/8% notes – due 2016 – 2018	364	373
6.0% notes – due 2041	585	585
5.25% to 5.5% notes – due 2014 – 2016	657	701
4.75% notes – due 2022	899	899
Floating rate notes – due 2013 – 2017 (a)	269	314
Environmental and industrial development bonds – due 2013 – 2035 (b)	1,487	1,812
Short-term notes (c)	386	255
Other (d)	304	331
Total (e)	9,488	10,140
Less: current maturities	661	444
Long-term debt	$8,827	$9,696

(a)	The weighted average interest rate on these notes was 2.6% in 2013 and 2.6% in 2012.

(b)	The weighted average interest rate on these bonds was 5.5% in 2013 and 5.6% in 2012.

(c)
The weighted average interest rate was 2.8% in 2013 and 2.2% in 2012. Includes $93 million at December 31, 2013 and $29 million at December 31, 2012 related to non-U.S. denominated borrowings with a weighted average interest rate of 5.8% in 2013 and 5.6% in 2012.

(d)	Includes $41 million at December 31, 2013 and $61 million at December 31, 2012, related to the unamortized gain on interest rate swap unwinds (see Note 14).

(e)	The fair market value was approximately $10.7 billion at December 31, 2013 and $12.3 billion at December 31, 2012.

In addition to the long-term debt obligations shown above, International Paper has $5.3 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $5.3 billion due in 2016, for which International Paper has, and intends to effect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, International Paper has offset the $5.3 billion of debt obligations with $5.2 billion of Class B interests in these entities as of December 31, 2013 (see Note 12). Total maturities of long-term debt over the next five years are 2014 – $661 million; 2015 – $498 million; 2016 – $571 million; 2017 – $285 million; and 2018 – $2 billion.

At December 31, 2013, International Paper’s contractually committed credit facilities (the Agreements) totaled $2.5 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The Agreements also include up to $1.0 billion of commercial paper-based financings based on eligible receivables balances ($958 million available as of December 31, 2013) under a receivables securitization program. On January 8, 2014, the Company amended the receivables securitization program to extend the maturity date from January 2014 to December 2014. The amended Agreement includes up to $500 million of uncommitted commercial paper-based financings. At December 31, 2013, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2013, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

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

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2013	December 31, 2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	502	—
British pounds / Brazilian real - Forward	17	13
European euro / Brazilian real - Forward	27	13
European euro / Polish zloty - Forward	252	149
U.S. dollar / Brazilian real - Forward	290	238
U.S. dollar / Brazilian real - Zero-cost collar	18	18
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	175	—
Derivatives Not Designated as Hedging Instruments:
Embedded derivative (in USD)	—	150
Foreign exchange contracts (Sell / Buy; denominated in sell notional):
Indian rupee / U.S. dollar	157	140
Thai baht / U.S. dollar	—	261
U.S. dollar / Turkish lira	—	56
Interest rate contracts (in USD)	—	150	(b)

(a)	These contracts had maturities of three years or less as of December 31, 2013.

(b)	Includes $150 million floating-to-fixed interest rate swap notional to offset the embedded derivative.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2013	2012	2011
Foreign exchange contracts	$—	$16	$(39)
Fuel oil contracts	—	—	2
Natural gas contracts	—	(1)	(6)
Total	$—	$15	$(43)

During the next 12 months, the amount of the December 31, 2013 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $2 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2013	2012	2011
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$7	$(15)	$8	Cost of products sold
Fuel oil contracts	—	—	4	Cost of products sold
Natural gas contracts	—	(7)	(20)	Cost of products sold
Total	$7	$(22)	$(8)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2013	2012	2011
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$(1)	$—	$(10)		Interest expense, net
Debt	1	—	10		Interest expense, net
Total	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$4	$(4)	$—		Cost of products sold
Embedded derivatives	(1)	(4)	(3)		Interest expense, net
Foreign exchange contracts	(5)	—	(14)	(a)	Cost of products sold
Interest rate contracts	21	22	3		Interest expense, net
Total	$19	$14	$(14)

(a) Premium costs of $5 million in connection with the acquisition of APPM are included in Restructuring and other charges in the accompanying consolidated statement of operations.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

			2013			2012
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Fourth Quarter	$175	$—	$—	$—	$—	$—
Total	$175	$—	$—	$—	$—	$—

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$37	(a)	$7	(c)	$33	(d)	$21	(f)
Interest rate contracts - fair value	—		—		1	(e)	—
Total derivatives designated as hedging instruments	$37		$7		$34		$21
Derivatives not designated as hedging instruments
Electricity contract	$2	(b)	$—		$—		$1	(g)
Embedded derivatives	—		1	(b)	—		—
Foreign exchange contracts	—		1	(b)	—		—
Interest rate contracts	—		—		—		1	(g)
Total derivatives not designated as hedging instruments	$2		$2		$—		$2
Total derivatives	$39		$9		$34		$23

(a)	Includes $23 million recorded in Other current assets and $14 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Includes $3 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $24 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other liabilities in the accompanying consolidated balance sheet.

(f)	Includes $20 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

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

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Certain of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $10 million.

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $3 million as of December 31, 2013 and $18 million as of December 31, 2012. The Company was not required to post any collateral as of December 31, 2013 or 2012.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2013 and 2012, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2013, 2012 and 2011:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2011	438,871	1,234
Issuance of stock for various plans, net	1	(326)
Repurchase of stock	—	1,013
Balance at December 31, 2011	438,872	1,921
Issuance of stock for various plans, net	1,022	(2,994)
Repurchase of stock	—	1,086
Balance at December 31, 2012	439,894	13
Issuance of stock for various plans, net	7,328	(533)
Repurchase of stock	—	11,388
Balance at December 31, 2013	447,222	10,868

NOTE 16 RETIREMENT PLANS

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

The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $28 million, $95 million and $19 million in 2013, 2012 and 2011, respectively, and which are expected to be $46 million in 2014.

The Company will freeze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP for all service on or after January 1, 2019. In addition, compensation under the Temple-Inland Retirement Plan and the Temple-Inland Supplemental Executive Retirement Plan (collectively, the “Temple Retirement Plans”) will also be frozen beginning January 1, 2019. Credited service was previously frozen for the Temple Retirement Plans.  This change will not affect benefits accrued through December 31, 2018. For service after this date, employees affected by the freeze will receive Retirement Savings Account contributions as described later in this Note 16.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2013 and 2012, and the plans’ funded status. The U.S. combined benefit obligation as of December 31, 2013 decreased by $1.3 billion, as a result of an increase in the discount rate assumption used in computing the estimated benefit obligation. U.S. plan assets increased by $595 million, reflecting favorable investment results and a $31 million required contribution in 2013 offset by benefit payments.

	2013		2012
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$14,201	$223	$10,555	$183
Service cost	188	4	152	3
Interest cost	576	11	604	12
Curtailments	(14)	—	—	—
Settlements	(5)	(4)	—	(3)
Actuarial loss (gain)	(1,309)	—	1,923	30
Acquisitions	—	3	1,749	3
Plan amendments	—	—	20	—
Special termination benefits	8	—	—	—
Benefits paid	(742)	(8)	(802)	(8)
Effect of foreign currency exchange rate movements	—	(1)	—	3
Benefit obligation, December 31	$12,903	$228	$14,201	$223
Change in plan assets:
Fair value of plan assets	$10,111	$171	$8,185	$155
Actual return on plan assets	1,283	15	1,183	18
Company contributions	59	8	139	8
Benefits paid	(742)	(8)	(802)	(8)
Settlements	(5)	(4)	—	(3)
Acquisitions	—	—	1,406	—
Effect of foreign currency exchange rate movements	—	(1)	—	1
Fair value of plan assets, December 31	$10,706	$181	$10,111	$171
Funded status, December 31	$(2,197)	$(47)	$(4,090)	$(52)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$9	$—	$4
Current liability	(46)	(2)	(32)	(2)
Non-current liability	(2,151)	(54)	(4,058)	(54)
	$(2,197)	$(47)	$(4,090)	$(52)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$107	$—	$144	$—
Net actuarial loss	3,285	29	5,640	34
	$3,392	$29	$5,784	$34

The components of the $2.4 billion and $5 million decrease related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2013 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(1,854)	$(4)
Amortization of actuarial loss	(485)	(1)
Current year prior service cost	—	—
Amortization of prior service cost	(34)	—
Curtailments	(19)	—
	$(2,392)	$(5)

The accumulated benefit obligation at December 31, 2013 and 2012 was $12.6 billion and $13.8 billion, respectively, for our U.S. defined benefit plans and $208 million and $206 million, respectively, at December 31, 2013 and 2012 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012:

	2013		2012
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$12,903	$181	$14,201	$200
Accumulated benefit obligation	12,560	168	13,772	188
Fair value of plan assets	10,706	125	10,111	143

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $316 million and $30 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

		2013		2012		2011
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$188	$4	$152	$3	$121	$2
Interest cost	576	11	604	12	544	12
Expected return on plan assets	(738)	(11)	(753)	(12)	(713)	(12)
Actuarial loss / (gain)	485	1	307	—	212	—
Amortization of prior service cost	34	—	32	—	31	—
Settlement gain	—	—	—	—	—	(1)
Net periodic pension expense	$545	$5	$342	$3	$195	$1

The increase in 2013 pension expense reflects a decrease in the discount rate from 5.10% in 2012 to 4.10% in 2013 and higher amortization of unrecognized actuarial losses.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2013 was also the discount rate used to determine net pension expense for the 2014 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2013		2012		2011
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.90%	5.07%	4.10%	4.96%	5.10%	5.98%
Rate of compensation increase	3.75%	4.13%	3.75%	3.17%	3.75%	3.12%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	4.10%	4.96%	5.10%	5.98%	5.60%	6.01%
Expected long-term rate of return on plan assets (a)	8.00%	7.04%	8.00%	7.62%	8.25%	7.79%
Rate of compensation increase	3.75%	3.17%	3.75%	3.12%	3.75%	3.07%

(a)
Represents the expected rate of return for International Paper's qualified pension plan. The weighted average rate for the Temple-Inland Retirement Plan was 6.16% and 5.70% for 2013 and 2012, respectively.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2014, the Company will use an expected long-term rate of return on plan assets of 7.75% for the Retirement Plan of International Paper,
an expected long-term rate of return on plan assets of 7.00% for the Temple-Inland Retirement Plan, a discount rate of 4.90% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $366 million for its U.S. defined benefit plans in 2014, with the decrease from expense of $545 million in 2013 reflecting lower amortization of unrecognized losses, an increase in the discount rate to 4.90% in 2014 from 4.10% in 2013, partially offset by a lower return on asset assumption for International Paper plan assets, and a higher return on asset assumption for Temple-Inland plan assets.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2014 of a 25 basis point decrease in the above assumptions:

In millions	2014
Expense/(Income):
Discount rate	$35
Expected long-term rate of return on plan assets	25
Rate of compensation increase	(5)

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

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2013	2012	Target Allocations
Equity accounts	49%	41%	42% - 53%
Fixed income accounts	32%	38%	30% - 40%
Real estate accounts	10%	10%	6% - 12%
Other	9%	11%	3% - 15%
Total	100%	100%

The 2013 and 2012 actual and target allocations shown represent a weighted average of International Paper and Temple-Inland plan assets.

The fair values of International Paper’s pension plan assets at December 31, 2013 and 2012 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2013 and 2012. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes. Cash and cash equivalent portfolios are allocated to the types of account from which they originated.

Fair Value Measurement at December 31, 2013
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,466	$1,175	$1,290	$1
Equities – international	2,313	1,470	843	—
Corporate bonds	1,248	—	1,248	—
Government securities	1,097	—	1,097	—
Mortgage backed securities	143	—	143	—
Other fixed income	74	(1)	65	10
Commodities	193	—	193	—
Hedge funds	831	—	—	831
Private equity	484	—	—	484
Real estate	1,038	—	—	1,038
Derivatives	313	—	—	313
Cash and cash equivalents	506	(10)	516	—
Total Investments	$10,706	$2,634	$5,395	$2,677

Fair Value Measurement at December 31, 2012
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,171	$1,241	$927	$3
Equities – international	1,513	1,145	368	—
Common collective funds – fixed income	180	—	180	—
Corporate bonds	1,539	—	1,539	—
Government securities	1,593	—	1,593	—
Mortgage backed securities	127	—	127	—
Other fixed income	75	—	67	8
Commodities	216	—	216	—
Hedge funds	492	—	—	492
Private equity	503	—	—	503
Real estate	1,037	—	—	1,037
Derivatives	354	—	—	354
Cash and cash equivalents	311	(15)	326	—
Total Investments	$10,111	$2,371	$5,343	$2,397

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

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2013 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Other Fixed Income	Hedge Funds	Private Equity	Real Estate	Derivatives	Total
Beginning balance at December 31, 2012	$3	$8	$492	$503	$1,037	$354	$2,397
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	1	11	41	62	(20)	94
Relating to assets sold during the period	2	—	47	1	32	137	219
Purchases, sales and settlements	(3)	—	281	(61)	(93)	(158)	(34)
Transfers in and/or out of Level 3	—	1	—	—	—	—	1
Ending balance at December 31, 2013	$1	$10	$831	$484	$1,038	$313	$2,677

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Contributions to the qualified plan totaling $31 million , $44 million and $300 million were made by the Company in 2013, 2012 and 2011, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2013, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2014	$767
2015	759
2016	767
2017	779
2018	791
2019 – 2023	4,165

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

Company matching contributions to the plans totaled approximately $120 million, $122 million and $83 million for the plan years ending in 2013, 2012 and 2011, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of U.S. postretirement benefit expense in 2013, 2012 and 2011 were as follows:

In millions		2013		2012		2011
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$2	$2	$3	$—	$2	$—
Interest cost	14	5	20	1	21	2
Actuarial loss	7	—	10	—	9	—
Amortization of prior service credits	(24)	—	(30)	—	(25)	—
Curtailment gain	—	—	(7)	—	—	—
Net postretirement (benefit) expense (a)	$(1)	$7	$(4)	$1	$7	$2

(a) Excludes $7 million of curtailment gains in 2013 related to the sale of Building Products that were recorded in Net (gains) losses on sales and impairments of businesses in the consolidated statement of operations.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions. Temple-Inland's postretirement plan was remeasured on July 19, 2013 due to the sale of Building Products which reduced the obligation by $6 million International Paper's postretirement plan was remeasured on January 31, 2012 due to a negative plan amendment which reduced our obligation by $29 million and reduced the 2012 expected benefit cost by $11 million. Temple-Inland's postretirement plan was remeasured on July 31, 2012 due to a negative plan amendment which reduced the obligation by $6 million and reduced 2012 expense by $1 million.

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2013, 2012 and 2011 were as follows:

		2013			2012		2011
	U.S. Plans	Non- U.S. Plans	U.S. Plans		Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.70%	8.43%	4.40%	(a)	7.73%	5.30%	7.72%

(a)	Represents the weighted average rate for the IP plan for 2012 due to the remeasurement. The weighted average rate used for Temple-Inland in 2012 was 4.19%.

The weighted average assumptions used to determine the benefit obligation at December 31, 2013 and 2012 were as follows:

		2013		2012
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.50%	11.94%	3.70%	8.43%
Health care cost trend rate assumed for next year	7.00%	11.43%	7.50%	7.18%
Rate that the cost trend rate gradually declines to	5.00%	6.12%	5.00%	7.18%
Year that the rate reaches the rate it is assumed to remain	2017	2024	2017	2013

A 1% increase in the assumed annual health care cost trend rate would have increased the U.S. and non-U.S. accumulated postretirement benefit obligations at December 31, 2013 by approximately $13 million and $12 million, respectively. A 1% decrease in the annual trend rate would have decreased the U.S. and non-U.S. accumulated postretirement benefit obligation at December 31, 2013 by approximately $11 million and $10 million, respectively. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million for both U.S. and non-U.S. plans.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2013 and 2012:

In millions		2013		2012
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$449	$22	$425	$23
Service cost	2	2	3	—
Interest cost	14	5	20	1
Participants’ contributions	19	—	34	1
Actuarial (gain) loss	(80)	12	44	10
Acquisitions	—	38	108	—
Plan amendments	—	—	(63)	—
Benefits paid	(82)	(1)	(107)	(2)
Less: Federal subsidy	2	—	7	—
Restructuring	—	—	(17)	—
Curtailment	(2)	—	(5)	(11)
Currency Impact	—	(6)	—	—
Benefit obligation, December 31	$322	$72	$449	$22
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	63	1	73	1
Participants’ contributions	19	—	34	1
Benefits paid	(82)	(1)	(107)	(2)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(322)	$(72)	$(449)	$(22)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(39)	$(2)	$(59)	$(2)
Non-current liability	(283)	(70)	(390)	(20)
	$(322)	$(72)	$(449)	$(22)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$31	$11	$115	$(1)
Prior service credit	(35)	—	(65)	—
	$(4)	$11	$50	$(1)

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $54 million decrease and $12 million increase in the amounts recognized in OCI during 2013 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Curtailment	$5	$—
Current year actuarial gain	(76)	—
Amortization of actuarial (loss) gain	(7)	12
Amortization of prior service credit	24	—
	$(54)	$12

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $63 million, $0 million and $47 million in 2013, 2012 and 2011, respectively. The portion of the change in funded status for the non-U.S. plans was $19 million, $2 million, and $3 million in 2013, 2012 and 2011, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net U.S. postretirement benefit cost in 2014 are expected to be $4 million and $(13) million, respectively. The estimated amounts for non-U.S. plans in 2014 are expected to be $1 million and $0 million, respectively.

At December 31, 2013, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2014	$42	$3	$2
2015	35	3	3
2016	32	3	3
2017	30	3	4
2018	28	3	4
2019 – 2023	120	11	31

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

STOCK OPTION PROGRAM

International Paper accounts for stock options in accordance with guidance under ASC 718, “Compensation – Stock Compensation.” Compensation expense is recorded over the related service period based on the grant-date fair market value. Since all outstanding options were vested as of July 14, 2005, only replacement option grants are expensed. No replacement options were granted in 2011.

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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2013:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2010	18,245,253	$37.73	2.30	$—
Exercised	(1,850)	32.54
Forfeited	(21,070)	35.21
Expired	(2,665,547)	35.45
Outstanding at December 31, 2011	15,556,786	38.13	1.55	—
Granted	2,513	35.94
Exercised	(3,200,642)	33.62
Expired	(3,222,597)	40.71
Outstanding at December 31, 2012	9,136,060	38.79	1.15	1,077
Granted	4,744	48.11
Exercised	(7,317,825)	38.57
Expired	(70,190)	37.15
Outstanding at December 31, 2013	1,752,789	$39.80	0.67	$16,175

(a)
The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. For the 2011 grant, one-fourth of the award is earned during each twelve-month period, with the final one-fourth segment earned over the full three-year period. Beginning with the 2012 grant, the award is earned evenly over a thirty-six-month period. PSP awards are earned based on the achievement of defined performance rankings of ROI and TSR compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term.

PSP grants are made in performance-based restricted stock units (PSU’s). PSP awards issued to certain members of senior management are accounted for as liability awards, which are remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2013
Expected volatility	25.30%-62.58%
Risk-free interest rate	0.13% - 0.99%

The following summarizes PSP activity for the three years ending December 31, 2013:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	6,812,594	$23.31
Granted	4,314,376	28.04
Shares issued	(2,565,971)	32.43
Forfeited	(500,940)	25.07
Outstanding at December 31, 2011	8,060,059	22.83
Granted	3,641,911	31.57
Shares issued	(2,871,367)	16.83
Forfeited	(169,748)	28.89
Outstanding at December 31, 2012	8,660,855	28.37
Granted	3,148,445	40.76
Shares issued (a)	(3,262,760)	32.48
Forfeited	(429,051)	34.58
Outstanding at December 31, 2013	8,117,489	$31.20

(a)	Includes 356,542 units related to retirements or terminations that are held for payout until the end of the performance period.

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	167,500	$26.95
Granted	21,500	27.01
Shares issued	(55,083)	24.84
Forfeited	(5,000)	26.78
Outstanding at December 31, 2011	128,917	27.86
Granted	88,715	31.91
Shares issued	(61,083)	27.13
Forfeited	(5,000)	28.91
Outstanding at December 31, 2012	151,549	30.49
Granted	67,100	44.41
Shares issued	(88,775)	32.30
Forfeited	(17,500)	37.75
Outstanding at December 31, 2013	112,374	$36.24

At December 31, 2013, 2012 and 2011 a total of 17.8 million, 19.3 million and 18.6 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2013	2012	2011
Total stock-based compensation expense (included in selling and administrative expense)	$137	$116	$84
Income tax benefits related to stock-based compensation	74	48	34

At December 31, 2013, $116 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

NOTE 19 FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

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

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $(46) million, $56 million and $134 million in 2013, 2012, and 2011, respectively, for Ilim.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2013	2012	2011
Industrial Packaging	$14,810	$13,280	$10,430
Printing Papers	6,205	6,230	6,215
Consumer Packaging	3,435	3,170	3,710
Distribution	5,650	6,040	6,630
Corporate and Intersegment Sales	(1,020)	(887)	(951)
Net Sales	$29,080	$27,833	$26,034

Operating Profit

In millions	2013	2012	2011
Industrial Packaging	$1,801	$1,066	$1,147
Printing Papers	271	599	872
Consumer Packaging	161	268	163
Distribution	(389)	22	34
Operating Profit	1,844	1,955	2,216
Interest expense, net	(612)	(672)	(541)
Noncontrolling interests / equity earnings adjustment (a)	1	—	10
Corporate items, net	(29)	(51)	(102)
Restructuring and other charges	(32)	(51)	(82)
Net gains (losses) on sales and impairments of businesses	—	2	—
Non-operating pension expense	(323)	(159)	(43)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$849	$1,024	$1,458

Restructuring and Other Charges

In millions	2013	2012	2011
Industrial Packaging	$(2)	$14	$20
Printing Papers	118	—	(24)
Consumer Packaging	45	—	2
Distribution	32	44	49
Corporate	17	51	55
Restructuring and Other Charges	$210	$109	$102

Assets

In millions	2013	2012
Industrial Packaging	$15,083	$13,353
Printing Papers	6,574	7,198
Consumer Packaging	3,222	3,123
Distribution	1,186	1,639
Corporate and other (b)	5,463	6,840
Assets	$31,528	$32,153

Capital Spending

In millions	2013	2012	2011
Industrial Packaging	$629	$565	$426
Printing Papers	294	449	364
Consumer Packaging	208	296	310
Distribution	9	10	8
Subtotal	1,140	1,320	1,108
Corporate and other	58	63	51
Total from Continuing Operations	$1,198	$1,383	$1,159

Depreciation, Amortization and Cost of Timber Harvested (c)

In millions	2013	2012	2011
Industrial Packaging	$805	$755	$513
Printing Papers	446	450	486
Consumer Packaging	206	196	217
Distribution	16	13	14
Corporate	74	72	102
Depreciation and Amortization	$1,547	$1,486	$1,332

External Sales By Major Product

In millions	2013	2012	2011
Industrial Packaging	$14,729	$13,223	$10,376
Printing Papers	5,443	5,483	5,510
Consumer Packaging	3,311	3,146	3,577
Distribution	5,597	5,981	6,571
Net Sales	$29,080	$27,833	$26,034

INFORMATION BY GEOGRAPHIC AREA
Net Sales (d)

In millions	2013	2012	2011
United States (e)	$21,854	$21,523	$19,434
EMEA	3,284	2,935	3,183
Pacific Rim and Asia	2,112	1,816	1,807
Americas, other than U.S.	1,830	1,559	1,610
Net Sales	$29,080	$27,833	$26,034

Long-Lived Assets (f)

In millions	2013	2012
United States	$10,056	$10,484
EMEA	1,126	1,022
Pacific Rim and Asia	946	982
Americas, other than U.S.	1,772	1,773
Corporate	329	310
Long-Lived Assets	$14,229	$14,571

(a)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)	Includes corporate assets and assets of businesses held for sale.

(c)	Excludes accelerated depreciation related to closure of mills.

(d)	Net sales are attributed to countries based on the location of the seller.

(e)	Export sales to unaffiliated customers were $2.4 billion in 2013, $2.2 billion in 2012 and $2.1 billion in 2011.

(f)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

NOTE 20 SUBSEQUENT EVENT

On January 28, 2014, International Paper announced that its distribution solutions businesses xpedx and Unisource Worldwide, Inc. will merge under the terms of a definitive agreement that will result in the creation of a new publicly-traded company.

The transaction will be accomplished through a Reverse Morris Trust structure in which International Paper will indirectly contribute the assets of xpedx to a newly formed wholly-owned subsidiary, SpinCo, in exchange for shares of common stock of SpinCo, a special payment of $400 million, subject to adjustments, expected to be financed with new debt in SpinCo's capital structure, as well as the potential for an additional cash payment pursuant to an "earn-out" provision. International Paper will distribute shares of SpinCo to International Paper shareholders on a pro rata basis in a manner intended to be tax-free to International Paper and its shareholders.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2013
Net sales	$7,090		$7,335		$7,406		$7,249		$29,080
Gross margin (a)	1,870		1,921		2,093		1,973		7,857
Earnings (loss) from continuing operations before income taxes and equity earnings	230	(b)	363	(d)	411	(e)	(155)	(g)	849	(b,d,e,g)
Gain (loss) from discontinued operations	26		24		(10)		5		45
Net earnings (loss) attributable to International Paper Company	318	(b,c)	259	(d)	382	(e,f)	436	(g,h,i)	1,395	(b-i)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.66	(b)	$0.53	(d)	$0.88	(e)	$0.98	(g)	$3.05	(b,d,e,g)
Gain (loss) from discontinued operations	0.06		0.05		(0.02)		0.01		0.10
Net earnings (loss)	0.72	(b,c)	0.58	(d)	0.86	(e,f)	0.99	(g,h,i)	3.15	(b-i)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.65	(b)	0.52	(d)	0.87	(e)	0.97	(g)	3.01	(b,d,e,g)
Gain (loss) from discontinued operations	0.06		0.05		(0.02)		0.01		0.10
Net earnings (loss)	0.71	(b,c)	0.57	(d)	0.85	(e,f)	0.98	(g,h, i)	3.11	(b-i)
Dividends per share of common stock	0.3000		0.3000		0.3000		0.3500		1.2500
Common stock prices
High	$47.25		$49.10		$50.33		$49.52		$50.33
Low	39.47		42.36		43.95		42.92		39.47
2012
Net sales	$6,655		$7,077		$7,026		$7,075		$27,833
Gross margin (a)	1,671		1,807		1,886		1,882		7,246
Earnings (loss) from continuing operations before income taxes and equity earnings	213	(j)	204	(k)	320	(l)	287	(m)	1,024	(j-m)
Gain from discontinued operations	5		16		14		10		45
Net earnings (loss) attributable to International Paper Company	188	(j)	134	(k)	237	(l)	235	(m,n)	794	(j-n)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.42	(j)	$0.27	(k)	$0.51	(l)	$0.52	(m)	$1.72	(j-m)
Gain from discontinued operations	0.01		0.04		0.03		0.02		0.10
Net earnings (loss)	0.43	(j)	0.31	(k)	0.54	(l)	0.54	(m,n)	1.82	(j-n)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.42	(j)	0.27	(k)	0.51	(l)	0.51	(m)	1.70	(j-m)
Gain from discontinued operations	0.01		0.04		0.03		0.02		0.10
Net earnings (loss)	0.43	(j)	0.31	(k)	0.54	(l)	0.53	(m,n)	1.80	(j-n)
Dividends per share of common stock	0.2625		0.2625		0.2625		0.3000		1.0875
Common stock prices
High	$36.50		$35.59		$37.25		$39.88		$39.88
Low	29.45		27.29		28.29		32.95		27.29

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)
Includes a pre-tax charge of $12 million ($8 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $44 million ($27 million after taxes) for costs associated with the permanent shutdown of a paper machine at our Augusta mill, a pre-tax charge of $6 million ($4 million after taxes) for debt extinguishment costs, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of our xpedx operations, interest income of $6 million ($4 million after taxes) related to the closing of a U.S. federal income tax audit, and pre-tax charges of $2 million ($1 million after taxes) for other items.

(c)
Includes a tax benefit of $93 million associated with the closing of a U.S. federal income tax audit and a net tax expense of $2 million related to internal restructurings. In addition, the first quarter tax rate includes a benefit of approximately $35 million related to the enactment into law of The American Taxpayer Relief Act of 2012 in January 2013.

(d)
Includes a pre-tax charge of $6 million ($4 million after taxes) for an environmental reserve related to the Company's property in Cass Lake, Minnesota, a pre-tax charge of $14 million ($8 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $9 million ($5 million after taxes) to adjust the value of two Company airplanes to market value, a pre-tax gain of $30 million ($19 million after taxes) for insurance reimbursements related to the 2012 Guaranty Bank legal settlement, a pre-tax charge of $3 million ($2 million after taxes) for debt extinguishment costs, a pre-tax charge of $17 million ($10 million after taxes) for costs associated with the restructuring of our xpedx operations, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the spin-off of the xpedx operations, a gain of $13 million (before and after taxes) related to a bargain purchase adjustment on the first-quarter 2013 acquisition of a majority share of our operations in Turkey, and charges of $3 million (before and after taxes) for other items.

(e)
Includes a pre-tax charge of $24 million ($15 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $51 million ($31 million after taxes) for costs associated with the announced shutdown of our Courtland mill, a pre-tax charge of $15 million ($9 million after taxes) for debt extinguishment costs, a pre-tax charge of $6 million ($4 million after taxes for costs associated with the restructuring of our xpedx operations, a pre-tax charge of $11 million ($7 million after taxes) for costs associated with the spin-off of the xpedx operations, a pre-tax gain of $9 million ($6 million after taxes) associated with the sale of the Bellevue box plant facility which was closed in 2010, a pre-tax charge of $1 million ($0 million after taxes) for costs associated with the divestiture of three containerboard mills in 2012 and charges of $2 million (before and after taxes) for other items.

(f)
Includes a tax benefit of $31 million for an income tax reserve release. In addition, the third quarter tax rate includes a $30 million benefit related to the adjustment of the tax basis in certain of the Company's fixed assets.

(g)
Includes a pre-tax charge of $12 million ($7 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $67 million ($41 million after taxes) for costs associated with the announced shutdown of our Courtland mill, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the spin-off of the xpedx operations, a pre-tax charge of $4 million ($3 million after taxes) for costs associated with the restructuring of the Asia Box operations, a pre-tax charge of $400 million ($366 million after taxes) for the impairment of goodwill in the Company's xpedx business, a pre-tax charge of $127 million ($122 million after taxes) for the impairment of goodwill and a trade name intangible asset of the Company's India Papers business, a pre- tax charge of $2 million ($1 million after taxes) for an adjustment associated with the Company's divestiture of the Shorewood operations, and a net pre-tax loss of $0 million ($1 million after taxes) for other items.

(h)	Includes a tax benefit of $651 million associated with the closing of a U.S. federal tax audit and a net tax benefit of $3 million for other items.

(i)	Includes pre-tax noncontrolling interest income of $4 million ($3 million after taxes) associated with the write-off of a trade name intangible asset in our India Papers business.

(j) Includes a pre-tax charge of $20 million ($12 million after taxes) related to the write-up of the Temple-Inland inventories to fair value, a pre-tax charge of $21 million ($16 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $43 million ($33 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $16 million ($10 million after taxes) for early debt extinguishment costs, a pre-tax gain of $7 million ($6 million after taxes) for adjustments related to the sale of the Shorewood business, and a gain of $1 million (before and after taxes) for other items.
(k) Includes a pre-tax charge of $12 million ($8 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $35 million ($22 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $10 million ($6 million after taxes) for debt extinguishment costs, a pre-tax charge of $62 million ($38 million after taxes) to adjust the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, a pre-tax charge of $9 million ($5 million after taxes) for costs associated with the third-quarter 2012 divestiture of the Hueneme mill and two other containerboard mills, a pre-tax charge of $6 million ($4 million after taxes) for an adjustment related to the sale of Shorewood, and charges of $2 million (before and after taxes) for other items.

(l)
Includes a pre-tax charge of $9 million ($5 million after taxes) for an inventory write-off, severance and other charges related to the restructuring of the Company's xpedx operations, a pre-tax charge of $58 million ($34 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $13 million ($8 million after taxes) for debt extinguishment costs, a pre-tax charge of $16 million ($11 million after taxes) for costs associated with the restructuring of the Company's Packaging business in EMEA, a pre-tax charge of $19 million ($49 million after taxes) for costs associated with the containerboard mill divestitures and a pre-tax gain of $5 million ($0 million after taxes) for other items.

(m) Includes a pre-tax charge of $28 million ($19 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $9 million ($6 million after taxes) for debt extinguishment costs, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of our xpedx operations, a gain of $2 million (before and after taxes) for proceeds associated with the 2010 sale of the Arizona Chemical business, a gain of $2 million (before and after taxes) for adjustments related to the sale of the Company's Shorewood operations, a charge of $1 million (before and after taxes) for costs associated with the containerboard mill divestitures, and pre-tax charges of $5 million ($4 million after taxes) for other items.
(n) Includes a net expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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
As of December 31, 2013, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 45 and 46, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.
In making this assessment, we used the criteria described in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company completed the acquisitions of Olmuksan and Orsa IP, both in January 2013. Due to the timing of these acquisitions we have excluded Olmuksan and Orsa IP from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2013, net sales and assets of both Olmuksan and Orsa IP represented approximately 2% of total net sales and 2% of total assets.
ITEM 9B. OTHER INFORMATION

On February 27, 2014, the Management Development and Compensation Committee (the “Committee”) of the

Board of Directors of International Paper Company approved certain changes to the Company’s retirement plans in which the Company’s named executive officers participate: the Retirement Plan of International Paper Company, as amended and restated January 1, 2010, the International Paper Company Pension Restoration Plan for Salaried Employees, as amended and restated effective January 1, 2009, and the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (collectively, the “Retirement Plans”). In particular, credited service and compensation will be capped under the Retirement Plans for salaried employees, including the named executive officers, beginning January 1, 2019.

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
Additional Financial Data
2013, 2012 and 2011

Consolidated Schedule: II-Valuation and Qualifying Accounts.	101

(2.1)
Agreement and Plan of Merger, dated as of January 28, 2014, among International Paper Company, xpedx Holding Company, xpedx Intermediate, LLC, xpedx, LLC, UWW Holdings, LLC, UWW Holdings, Inc. and Unisource Worldwide, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 3, 2014).

(2.2)
Contribution and Distribution Agreement, dated as of January 28, 2014, among International Paper Company, xpedx Holding Company, UWW Holdings, Inc. and solely for purposes of Article VI and Article X, UWW Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated February 3, 2014).

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of International Paper Company, as amended through May 17, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 13, 2013).

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

(4.7)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated 2009 Incentive Compensation Plan (the "LTICP") (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 10, 2014). +

(10.2)	2013 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012). +

(10.3)	2014 Management Incentive Plan. * +

(10.4)	2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2009). +

(10.5)	2013 Exhibits to the 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012). +

(10.6)	2014 Exhibits to the 2009 Executive Management Incentive Plan.*+

(10.7)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.08)	Form of Restricted Stock Award Agreement. * +

(10.09)	Form of Restricted Stock Unit Award Agreement (cash settled). * +

(10.10)	Form of Restricted Stock Unit Award Agreement (stock settled). * +

(10.11)	Form of Performance Share Plan award certificate. * +

(10.12)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

(10.13)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.14)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.15)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.16)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.17)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.18)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.19)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.20)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.21)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.22)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all named executive officers) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.23)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.24)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.25)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.26)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.27)
Amended and Restated Time Sharing Agreement, dated May 31, 2012, by and between John V. Faraci and International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012). +

(10.28)
Five-Year Credit Agreement dated as of August 26, 2011, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 26, 2011).

(10.29)
IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.30)
IP Hickory Note, dated December 7, 2006, issued by International Paper Company to Hickory Forests LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.31)
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

(10.32)
Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.33)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.34)
Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.35)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.36)
Form of Timber Note Receivable (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the staff of the Securities and Exchange Commission upon request.

(10.37)
Form of Letter of Credit (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).

(10.38)
Commitment Letter, dated January 28, 2014, by and among xpedx Holding Company, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Bank, N.A., SunTrust Bank and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 3, 2014).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

(31.1)	Certification by John V. Faraci, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2013
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$119	$45	$—	(55)(a)	$109
Restructuring reserves	19	63	—	(30)(b)	52

	For the Year Ended December 31, 2012
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$126	$17	$—	(24)(a)	$119
Restructuring reserves	15	31	—	(27)(b)	19

	For the Year Ended December 31, 2011
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$129	$18	$—	(21)(a)	$126
Restructuring reserves	14	25	—	(24)(b)	15

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 27, 2014
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN V. FARACI	Chairman of the Board, Chief Executive Officer and Director	February 27, 2014
John V. Faraci

/S/ DAVID J. BRONCZEK	Director	February 27, 2014
David J. Bronczek

/S/ AHMET C. DORDUNCU	Director	February 27, 2014
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 27, 2014
Ilene S. Gordon

/S/ JAY L. JOHNSON	Director	February 27, 2014
Jay L. Johnson

/S/ STACEY J. MOBLEY	Director	February 27, 2014
Stacey J. Mobley

/S/ JOAN E. SPERO	Director	February 27, 2014
Joan E. Spero

/S/ JOHN L. TOWNSEND III	Director	February 27, 2014
John L. Townsend III

/S/ JOHN F. TURNER	Director	February 27, 2014
John F. Turner

/S/ WILLIAM G. WALTER	Director	February 27, 2014
William G. Walter

/S/ J. STEVEN WHISLER	Director	February 27, 2014
J. Steven Whisler

/S/ CAROL L. ROBERTS	Senior Vice President and Chief Financial Officer	February 27, 2014
Carol L. Roberts

/S/ TERRI L. HERRINGTON	Vice President – Finance and Controller	February 27, 2014
Terri L. Herrington

APPENDIX I
2013 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Nova Campina, São Paulo, Brazil	Tampa, Florida leased
	Paulinia, São Paulo, Brazil	Columbus, Georgia
Uncoated Papers and Pulp	Yanzhou City, China	Forest Park, Georgia
U.S.:	Veracruz, Mexico	Griffin, Georgia
Courtland, Alabama	Kenitra, Morocco	Kennesaw, Georgia leased
Selma, Alabama (Riverdale Mill)	Edirne, Turkey	Lithonia, Georgia
Cantonment, Florida (Pensacola Mill)	Corum, Turkey	Savannah, Georgia
Ticonderoga, New York		Tucker, Georgia
Riegelwood, North Carolina	Corrugated Container	Aurora, Illinois (2 locations)
Eastover, South Carolina	U.S.:	Bedford Park, Illinois (2 locations) 1 leased
Georgetown, South Carolina	Bay Minette, Alabama	Belleville, Illinois
Sumter, South Carolina	Decatur, Alabama	Carroll Stream, Illinois
Franklin, Virginia	Dothan, Alabama leased	Chicago, Illinois (2 locations)
	Huntsville, Alabama	Des Plaines, Illinois
International:	Bentonville, Arkansas	Elgin, Illinois
Luiz Antônio, São Paulo, Brazil	Conway, Arkansas	Lincoln, Illinois
Mogi Guacu, São Paulo, Brazil	Fort Smith, Arkansas (2 locations)	Montgomery, Illinois
Três Lagoas, Mato Grosso do Sul, Brazil	Russellville, Arkansas (2 locations)	Northlake, Illinois
Saillat, France	Tolleson, Arizona	Rockford, Illinois
Kadiam, India	Yuma, Arizona	Butler, Indiana
Rajahmundry, India	Anaheim, California	Crawfordsville, Indiana
Kwidzyn, Poland	Bell, California	Evansville, Indiana (1)
Svetogorsk, Russia	Buena Park, California leased	Fort Wayne, Indiana
	Camarillo, California	Hammond, Indiana
INDUSTRIAL PACKAGING	Carson, California	Indianapolis, Indiana (2 locations)
	Cerritos, California leased	Saint Anthony, Indiana
Containerboard	Compton, California	Tipton, Indiana
U.S.:	El Centro, California (4)	Cedar Rapids, Iowa
Pine Hill, Alabama	Elk Grove, California	Waterloo, Iowa
Prattville, Alabama	Exeter, California	Garden City, Kansas
Cantonment, Florida (Pensacola Mill)	Gilroy, California (2 locations) 2 leased	Kansas City, Kansas (3)
Rome, Georgia	Los Angeles, California (leased)	Bowling Green, Kentucky
Savannah, Georgia	Modesto, California	Lexington, Kentucky
Cayuga, Indiana	Ontario, California	Louisville, Kentucky
Cedar Rapids, Iowa	Salinas, California	Walton, Kentucky
Henderson, Kentucky	Sanger, California	Lafayette, Louisiana
Maysville, Kentucky	San Leandro, California leased	Bogalusa, Louisiana
Bogalusa, Louisiana	Santa Fe Springs, California (2 locations) 1 leased	Shreveport, Louisiana
Campti, Louisiana	Stockton, California	Springhill, Louisiana
Mansfield, Louisiana	Tracy, California	Auburn, Maine
Vicksburg, Mississippi	Golden, Colorado	Three Rivers, Michigan
Valliant, Oklahoma	Wheat Ridge, Colorado	Arden Hills, Minnesota
Springfield, Oregon	Putnam, Connecticut	Austin, Minnesota
Orange, Texas	Jacksonville, Florida leased (3)	Fridley, Minnesota
	Lake Wales, Florida (2)	Minneapolis, Minnesota leased
International:	Orlando, Florida	Shakopee, Minnesota
Franco da Rocha, São Paulo, Brazil	Plant City, Florida	White Bear Lake, Minnesota

Houston, Mississippi	Lancaster, Pennsylvania	Shenyang, China
Jackson, Mississippi	Littlestown, Pennsylvania	Suzhou, China
Magnolia, Mississippi leased	Mount Carmel, Pennsylvania	Tianjin, China (2 locations)
Olive Branch, Mississippi	Georgetown, South Carolina	Wuhan, China
Fenton, Missouri	Laurens, South Carolina	Arles, France
Kansas City, Missouri	Lexington, South Carolina	Chalon-sur-Saone, France
Maryland Heights, Missouri	Ashland City, Tennessee leased	Creil, France
North Kansas City, Missouri leased	Cleveland, Tennessee	LePuy, France (Espaly Box Plant)
St. Joseph, Missouri	Elizabethton, Tennessee leased	Mortagne, France
St. Louis, Missouri	Morristown, Tennessee	Guadeloupe, French West Indies
Omaha, Nebraska	Murfreesboro, Tennessee	Batam, Indonesia
Barrington, New Jersey	Amarillo, Texas	Bellusco, Italy
Bellmawr, New Jersey	Carrollton, Texas (2 locations)	Catania, Italy
Milltown, New Jersey	Edinburg, Texas (2 locations)	Pomezia, Italy
Spotswood, New Jersey	El Paso, Texas	San Felice, Italy
Thorofare, New Jersey	Ft. Worth, Texas leased	Kuala Lumpur, Malaysia
Binghamton, New York	Grand Prairie, Texas	Juhor, Malaysia
Buffalo, New York	Hidalgo, Texas	Ixtaczoquitlan, Mexico
Rochester, New York	McAllen, Texas	Juarez, Mexico leased
Scotia, New York	San Antonio, Texas (2 locations)	Los Mochis, Mexico
Utica, New York	Sealy, Texas	Puebla, Mexico leased
Charlotte, North Carolina (2 locations)	Lynchburg, Virginia	Reynosa, Mexico
1 leased	Petersburg, Virginia	San Jose Iturbide, Mexico
Lumberton, North Carolina	Richmond, Virginia	Santa Catarina, Mexico
Manson, North Carolina	Moses Lake, Washington	Silao, Mexico
Newton, North Carolina	Olympia, Washington	Tijuana, Mexico (2 locations)
Statesville, North Carolina	Yakima, Washington	Villa Nicolas Romero, Mexico
Byesville, Ohio	Fond du Lac, Wisconsin	Zapopan, Mexico
Delaware, Ohio	Manitowoc, Wisconsin	Agadir, Morocco
Eaton, Ohio		Casablanca, Morocco
Kenton, Ohio	International:	Kenitra, Morocco
Madison, Ohio	Manaus, Amazonas, Brazil	Monterrey, Nuevo Leon leased
Marion, Ohio	Paulinia, São Paulo, Brazil	Singapore, Singapore
Middletown, Ohio	Rio Verde, Goias, Brazil	Alcala, Spain leased (3)
Mt. Vernon, Ohio	Suzano, São Paulo, Brazil	Almeria, Spain
Newark, Ohio	Las Palmas, Canary Islands	Barcelona, Spain
Streetsboro, Ohio	Tenerife, Canary Islands	Bilbao, Spain
Wooster, Ohio	Rancagua, Chile	Gandia, Spain
Oklahoma City, Oklahoma	Baoding, China	Madrid, Spain
Beaverton, Oregon (2 locations)	Beijing, China (2 locations)	Valladolid, Spain
Hillsboro, Oregon	Chengdu, China	Bangkok, Thailand
Portland, Oregon	Dalian, China	Adana, Turkey
Salem, Oregon leased	Dongguan, China	Bursa, Turkey
Biglerville, Pennsylvania	Guangzhou, China (2 locations)	Corlu, Turkey
Eighty-four, Pennsylvania	Huhot, China	Corum, Turkey
Hazleton, Pennsylvania	Nanjing China	Gebze, Turkey
Kennett Square, Pennsylvania	Shanghai, China (2 locations)	Izmir, Turkey

Recycling	Riegelwood, North Carolina	BUILDING PRODUCTS (5)
U.S.:	Hazelton, Pennsylvania	U.S.:
Phoenix, Arizona leased	(C & D Center)	Monroeville, Alabama
Fremont, California leased	Prosperity, South Carolina	El Dorado, Arkansas (owned by Del-Tin Fiber L.L.C)
Norwalk, California	Texarkana, Texas	Hope, Arkansas
West Sacramento, California		West Memphis, Arkansas
Denver, Colorado	Foodservice	Rome, Georgia
Itasca, Illinois	U.S.:	Thomson, Georgia
Des Moines, Iowa	Visalia, California	DeQuincy, Louisiana
Wichita, Kansas	Shelbyville, Illinois	Fletcher, Oklahoma
Roseville, Minnesota	Kenton, Ohio	Mt. Jewett, Pennsylvania
Omaha, Nebraska leased		Buna, Texas
Charlotte, North Carolina	International:	Diboll, Texas (3 locations)
Beaverton, Oregon	Shanghai, China	McQueeney, Texas
Eugene, Oregon leased	Beijing, China	Pineland, Texas
Memphis, Tennessee leased	Bogota, Colombia	Cumberland City, Tennessee
Carrollton, Texas	Cheshire, England leased
Salt Lake City, Utah
Richmond, Virginia	DISTRIBUTION
Kent, Washington
xpedx
International:	U.S.:
Monterrey, Mexico leased	Wholesale
Xalapa, Veracruz, Mexico leased	Loveland, Ohio
81 locations nationwide
Bags	69 leased
U.S.:
Buena Park, California	International:
Beaverton, Oregon	Mexico (5 locations) all leased
Grand Prairie, Texas
IP Asia
CONSUMER PACKAGING	International:
China (8 locations)
Coated Paperboard	Malaysia
Ontario, California leased	Taiwan
(C & D Center)	Thailand
Augusta, Georgia	Vietnam
Springhill, Louisiana
(C & D Center)	FOREST PRODUCTS
Sturgis, Michigan
(C & D Center)	Forest Resources
Greensboro, North Carolina	International:
(C & D Center)	Approximately 332,000 acres in Brazil

(1) Closed March 2013	(4) Closed December 2013
(2) Closed May 2013	(5) Sold July 2013
(3) Closed June 2013

APPENDIX II
2013 CAPACITY INFORMATION
CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	EMEA	Americas, other than U.S.	Asia	India	Total
Industrial Packaging
Containerboard	13,035	43	373	—	—	13,451
Printing Papers
Uncoated Freesheet	2,500	1,150	1,135	—	266	5,051
Bristols	200	—	—	—	—	200
Uncoated Papers and Bristols	2,700	1,150	1,135	—	266	5,251
Dried Pulp	1,190	329	140	—	—	1,659
Newsprint	—	125	—	—	—	125
Total Printing Papers	3,890	1,604	1,275	—	266	7,035
Consumer Packaging
Coated Paperboard	1,559	371	—	1,421	—	3,351

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	332
We have harvesting rights in:
Russia	896
Total	1,228

A-4