Form 10-Q
period 2014-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2014-05-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 1, 2014 was 433,187,382.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net Sales	$7,014	$7,090
Costs and Expenses
Cost of products sold	5,175	5,220
Selling and administrative expenses	528	567
Depreciation, amortization and cost of timber harvested	352	379
Distribution expenses	400	422
Taxes other than payroll and income taxes	47	49
Restructuring and other charges	517	59
Interest expense, net	142	164
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(147)	230
Income tax provision (benefit)	(83)	(69)
Equity earnings (loss), net of taxes	(33)	(10)
Earnings (Loss) From Continuing Operations	(97)	289
Discontinued operations, net of taxes	(2)	26
Net Earnings (Loss)	(99)	315
Less: Net earnings (loss) attributable to noncontrolling interests	(4)	(3)
Net Earnings (Loss) Attributable to International Paper Company	$(95)	$318
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$(0.21)	$0.66
Discontinued operations, net of taxes	—	0.06
Net earnings (loss)	$(0.21)	$0.72
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$(0.21)	$0.65
Discontinued operations, net of taxes	—	0.06
Net earnings (loss)	$(0.21)	$0.71
Average Shares of Common Stock Outstanding – assuming dilution	435.6	446.1
Cash Dividends Per Common Share	$0.3500	$0.3000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$(93)	$292
Discontinued operations, net of taxes	(2)	26
Net earnings (loss)	$(95)	$318
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Net Earnings (Loss)	$(99)	$315
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	52	78
Non-U.S. plans	—	—
Pension and postretirement liability adjustments:
U.S. plans	(103)	—
Non-U.S. plans	3	—
Change in cumulative foreign currency translation adjustment	18	(9)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	4	5
Reclassification adjustment for (gains) losses included in net earnings (loss)	5	3
Total Other Comprehensive Income (Loss), Net of Tax	(21)	77
Comprehensive Income (Loss)	(120)	392
Net (earnings) loss attributable to noncontrolling interests	4	3
Other comprehensive (income) loss attributable to noncontrolling interests	2	1
Comprehensive Income (Loss) Attributable to International Paper Company	$(114)	$396
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,341	$1,802
Accounts and notes receivable, net	3,933	3,756
Inventories	2,809	2,825
Deferred income tax assets	303	302
Other current assets	347	340
Total Current Assets	8,733	9,025
Plants, Properties and Equipment, net	13,194	13,672
Forestlands	578	557
Investments	659	733
Financial Assets of Special Purpose Entities (Note 13)	2,132	2,127
Goodwill	3,996	3,987
Deferred Charges and Other Assets	1,403	1,427
Total Assets	$30,695	$31,528
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$561	$661
Accounts payable	2,954	2,900
Accrued payroll and benefits	411	511
Other accrued liabilities	1,102	1,055
Total Current Liabilities	5,028	5,127
Long-Term Debt	8,867	8,827
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,045	2,043
Deferred Income Taxes	3,540	3,765
Pension Benefit Obligation	2,319	2,205
Postretirement and Postemployment Benefit Obligation	408	412
Other Liabilities	574	702
Redeemable Noncontrolling Interest	168	163
Equity
Common stock, $1 par value, 2014 – 447.7 shares and 2013 – 447.2 shares	448	447
Paid-in capital	6,383	6,463
Retained earnings	4,193	4,446
Accumulated other comprehensive loss	(2,778)	(2,759)
	8,246	8,597
Less: Common stock held in treasury, at cost, 2014 – 14.568 shares and 2013 – 10.868 shares	673	492
Total Shareholders’ Equity	7,573	8,105
Noncontrolling interests	173	179
Total Equity	7,746	8,284
Total Liabilities and Equity	$30,695	$31,528
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net earnings (loss)	$(99)	$315
Discontinued operations, net of taxes	2	(26)
Earnings (loss) from continuing operations	(97)	289
Depreciation, amortization and cost of timber harvested	352	379
Deferred income tax provision, net	(144)	4
Restructuring and other charges	517	59
Pension plan contribution	(58)	—
Equity (earnings) loss, net	33	10
Periodic pension expense, net	90	140
Other, net	6	(84)
Changes in current assets and liabilities
Accounts and notes receivable	(170)	(222)
Inventories	(3)	(47)
Accounts payable and accrued liabilities	(91)	16
Interest payable	37	24
Other	1	(52)
Cash Provided By (Used For) Operations – Continuing Operations	473	516
Cash Provided By (Used For) Operations – Discontinued Operations	(2)	15
Cash Provided By (Used For) Operations	471	531
Investment Activities
Invested in capital projects	(277)	(216)
Acquisitions, net of cash acquired	—	(505)
Other	(93)	(67)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(370)	(788)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	—	(2)
Cash Provided By (Used For) Investment Activities	(370)	(790)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(388)	(51)
Issuance of common stock	18	191
Issuance of debt	107	166
Reduction of debt	(163)	(79)
Change in book overdrafts	16	(43)
Dividends paid	(153)	(132)
Redemption of securities	—	(150)
Other	—	(8)
Cash Provided By (Used For) Financing Activities	(563)	(106)
Effect of Exchange Rate Changes on Cash	1	(3)
Change in Cash and Temporary Investments	(461)	(368)
Cash and Temporary Investments
Beginning of period	1,802	1,302
End of period	$1,341	$934
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which have previously been filed with the Securities and Exchange Commission.
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Hedge Accounting
In July 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-10, "Derivatives and Hedging," which amends ASC 815, "Derivatives and Hedging," to allow entities to use the Fed Funds Swap Rate, in addition to U.S. Treasury rates and LIBOR, as a benchmark interest rate in accounting for fair value and cash flow hedges in the United States. The ASU also eliminates the provision that prohibits the use of different benchmark rates for similar hedges except in rare and justifiable circumstances. The ASU is effective prospectively for qualifying new hedging relationships entered into on or after July 17, 2013 and for hedging relationships redesignated on or after that date. The adoption of the provisions of this guidance did not have a material effect on the Company's consolidated financial statements.
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
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is currently evaluating the provisions of this guidance.

NOTE 3 - EQUITY
A summary of the changes in equity for the three-month periods ended March 31, 2014 and 2013 is provided below:

	Three Months Ended March 31,
	2014			2013
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$8,105	$179	$8,284	$6,304	$332	$6,636
Issuance of stock for various plans, net	128	—	128	265	—	265
Repurchase of stock	(388)	—	(388)	(51)	—	(51)
Common stock dividends ($0.3500 per share in 2014 and $0.3000 per share in 2013)	(158)	—	(158)	(136)	—	(136)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities, net	—	—	—	—	29	29
Comprehensive income (loss)	(114)	(6)	(120)	396	(4)	392
Ending Balance, March 31	$7,573	$173	$7,746	$6,778	$356	$7,134

NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended March 31, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(100)	18	4	(78)
Amounts reclassified from accumulated other comprehensive income	52	—	5	57
Net Current Period Other Comprehensive Income (Loss)	(48)	18	9	(21)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	2	—	2
Balance, March 31, 2014	$(2,153)	$(629)	$4	$(2,778)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended March 31, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	—	(26)	5	(21)
Amounts reclassified from accumulated other comprehensive income	78	17	3	98
Net Current Period Other Comprehensive Income (Loss)	78	(9)	8	77
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, March 31, 2013	$(3,518)	$(254)	$10	$(3,762)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month periods ended March 31:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)			Location of Amount Reclassified from AOCI
	2014	2013
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(2)	(b)	Cost of products sold
Actuarial gains/(losses)	(81)	(125)	(b)	Cost of products sold
Total pre-tax amount	(85)	(127)
Tax (expense)/benefit	33	49
Net of tax	(52)	(78)

Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	—	(17)		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—
Net of tax	—	(17)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(8)	(5)	(c)	Cost of products sold
Total pre-tax amount	(8)	(5)
Tax (expense)/benefit	3	2
Net of tax	(5)	(3)
Total reclassifications for the period	$(57)	$(98)
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

	Three Months Ended March 31,
In millions, except per share amounts	2014	2013
Earnings (loss) from continuing operations	$(93)	$292
Effect of dilutive securities (a)	—	—
Earnings (loss) from continuing operations – assuming dilution	$(93)	$292
Average common shares outstanding	435.6	441.5
Effect of dilutive securities (a)
Restricted stock performance share plan	—	4.3
Stock options	—	0.3
Average common shares outstanding – assuming dilution	435.6	446.1
Basic earnings (loss) from continuing operations per common share	$(0.21)	$0.66
Diluted earnings (loss) from continuing operations per common share	$(0.21)	$0.65
(a) Securities are not included in the table in periods when antidilutive.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2014: During the three months ended March 31, 2014, restructuring and other charges totaling $517 million before taxes ($315 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$495	$302
xpedx restructuring	2	—
xpedx transaction costs	16	10
Other	4	3
Total	$517	$315

(a) During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million of accelerated depreciation related to these assets during the first quarter of 2014. The remaining net book value will be accelerated through depreciation expense during 2014. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges.
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties are considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million which was recognized in the second quarter of 2013. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified as expense in the first quarter of 2013 from accumulated other comprehensive income. The $17 million reclassification of the cumulative translation balance was offset by the initial estimate of a bargain purchase gain of $18 million which was also recorded in the 2013 first-quarter earnings.

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
The Company announced on February 13, 2014 its intent to launch a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The formal application was filed with the Turkish Capital Markets Board on March 20, 2014 and approved on May 6, 2014. The tender offer will start within six business days from the date of approval and be open for 20 business days.
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
International Paper follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The Share Purchase Agreement related to the Orsa IP joint venture contained both a put and a call option that would allow Jari, at the third anniversary of the joint venture formation, to put its remaining shares to IP or allow IP, at the sixth anniversary of the joint venture formation, to call the remaining noncontrolling shares from Jari. Accordingly, the noncontrolling common stock held by Jari would be considered a redeemable noncontrolling interest and meet the requirements to be classified outside of permanent equity and is therefore classified as Redeemable noncontrolling interest in the accompanying consolidated balance sheets. The value of redeemable noncontrolling interest is reported at the greater of the redemption value or historical cost at the end of each reporting period. As of March 31, 2014 and December 31, 2013, the Company reported the redeemable noncontrolling interest at the redemption value of $168 million and $163 million, respectively.

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
On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa IP from its venture partner, Jari, for approximately $135 million in cash. During the second quarter of 2014, the Company will reverse the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Paid-in capital. Additionally, as part of the agreement, Jari will assume the post-retirement medical liability associated with currently retired employees.
NOTE 8 - DIVESTITURES
Discontinued Operations
On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash.
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division to Georgia-Pacific Building Products, LLC for approximately $726 million in cash.
Other
On January 28, 2014, International Paper announced that its distribution solutions business, xpedx, will merge with Unisource Worldwide, Inc. under the terms of a definitive agreement that will result in the creation of a new publicly-traded company.
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
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	March 31, 2014	December 31, 2013
Temporary investments	$1,006	$1,398

Accounts and Notes Receivable

In millions	March 31, 2014	December 31, 2013
Accounts and notes receivable, net:
Trade	$3,627	$3,497
Other	306	259
Total	$3,933	$3,756

Inventories

In millions	March 31, 2014	December 31, 2013
Raw materials	$367	$372
Finished pulp, paper and packaging	1,828	1,834
Operating supplies	567	572
Other	47	47
Total	$2,809	$2,825

Depreciation Expense

	Three Months Ended March 31,
In millions	2014	2013
Depreciation expense	$326	$356
Valuation Accounts

Certain valuation accounts were as follows:

In millions	March 31, 2014	December 31, 2013
Accumulated depreciation	$20,810	$20,074
Allowance for doubtful accounts	107	109
There was no material activity related to asset retirement obligations during either of the three months ended March 31, 2014 or 2013.

Interest

Cash payments related to interest were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Interest payments	$113	$147

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Interest expense (a)	$163	$177
Interest income (a)	21	13
Capitalized interest costs	6	4

(a)
Interest expense and interest income exclude approximately $10 million for the three months ended March 31, 2014 and $13 million for the three months ended March 31, 2013, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Service cost	$—	$—
Interest cost	4	4
Actuarial loss	1	3
Amortization of prior service credit	(3)	(6)
Net postretirement benefit expense	$2	$1

Other
Selling and administrative expenses included $12 million ($7 million after taxes) for the three months ended March 31, 2014 and $12 million ($8 million after taxes) for the three months ended March 31, 2013 for integration costs associated with the Temple-Inland acquisition.
NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2014:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2014
Goodwill	$3,430	$2,311		$1,787	$400	$7,928
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(400)	(3,941)
	3,430	434		123	—	3,987
Reclassifications and other (b)	7	10		(3)	—	14
Additions/reductions	—	(5)	(c)	—	—	(5)
Balance as of March 31, 2014
Goodwill	3,437	2,316		1,784	400	7,937
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(400)	(3,941)
Total	$3,437	$439		$120	$—	$3,996

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	March 31, 2014		December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$640	$161	$602	$139
Non-compete agreements	78	50	76	46
Tradenames, patents and trademarks	62	37	67	33
Land and water rights	80	8	76	5
Fuel and power agreements	5	2	7	2
Software	24	22	17	15
Other	47	16	75	32
Total	$936	$296	$920	$272
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2014	2013
Amortization expense related to intangible assets	$20	$17
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Three Months Ended March 31,
In millions	2014	2013
Income tax payments, net	$40	$90
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2014:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2013	$(161)	$(54)
Activity for three months ended March 31, 2014	5	9
Balance at March 31, 2014	$(156)	$(45)
The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $4 million during the next 12 months.
Included in the Company’s income tax provisions for the three months ended March 31, 2014 and 2013, are $198 million and $116 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Special items	$(207)	$(27)
Tax-related adjustments:
State legislative changes	10	—
IRS audit settlement	—	(91)
Other	(1)	2
Income tax provision (benefit) related to special items	$(198)	$(116)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $98 million in the aggregate at March 31, 2014.
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
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $43 million at March 31, 2014. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by what are now in excess of 659 plaintiffs seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Bogalusa: In August 2011, the Bogalusa, Louisiana paper mill experienced an upset condition that resulted in a fish kill on the Pearl River (the Bogalusa Incident). In response to the Bogalusa Incident, Louisiana and Mississippi state regulatory agencies and the U.S. Department of Justice initiated enforcement actions against TIN Inc., the owner of the mill, and since February 2012, a subsidiary of International Paper. Those enforcement matters were resolved in 2011-2013.
In late 2013, the Louisiana Department of Environmental Quality (LDEQ) and TIN Inc. reached a settlement to resolve a LDEQ enforcement arising from (1) alleged environmental violations identified in an LDEQ environmental audit conducted immediately after the Bogalusa Incident, and (2) air permit deviations self-disclosed by the mill in 2012. Pursuant to the settlement, in March 2014, TIN Inc. paid $120,000 to fund a beneficial improvement project for the City of Bogalusa and paid LDEQ enforcement costs.

In December 2013, the district attorney for Washington Parish, in which the Bogalusa mill is located, filed a lawsuit against TIN Inc. and International Paper alleging that there are additional damages arising from the Bogalusa Incident that were not resolved by a November 2011 settlement between TIN Inc. and the Louisiana Fish and Wildlife Department (LDWF). That settlement resolved a LDWF claim for wildlife injury damages caused by the Bogalusa Incident and the validity of the settlement was upheld by the Louisiana Supreme Court. We believe that the new suit is without merit and we are vigorously defending our position.
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
Guaranty Bank: As we have previously disclosed, Temple-Inland was named as a defendant in a lawsuit captioned North Port Firefighters’ Pension v. Temple-Inland Inc., filed in November 2011 in the United States District Court for the Northern District of Texas and subsequently amended. The lawsuit alleged a class action against Temple-Inland and certain individual defendants contending that Temple-Inland misrepresented the financial condition of Guaranty Financial Group during the period December 12, 2007 through August 24, 2009. On March 28, 2013, the district court granted Temple-Inland's and the individual defendants' motions to dismiss without prejudice. On April 26, 2013, the plaintiff filed a Second Amended Complaint that asserted claims against the individual defendants, but did not assert any claims against Temple-Inland. On July 30, 2013, the district court dismissed the Second Amended Complaint filed against the individual defendants with prejudice, also noting that since the plaintiff did not seek the court's leave to amend its complaint with respect to the claims against Temple-Inland, all claims against Temple-Inland were dismissed with prejudice. Plaintiff has appealed the district court's ruling dismissing the claims against the individual defendants, but it did not appeal the dismissal of the claims against Temple-Inland.
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
Tax: The Company is currently being challenged by Brazilian tax authorities concerning the statute of limitations related to the use of certain tax credits. The Company is appealing an unfavorable March 2012 administrative court ruling. The potential loss to the Company in the event of a final unfavorable outcome is approximately $27 million.
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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the three months ended March 31, 2014 and the year ended December 31, 2013.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at March 31, 2014 and December 31, 2013. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $69 million and $67 million at

March 31, 2014 and December 31, 2013, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $79 million is included in Notes payable and current maturities of long-term debt at March 31, 2014 and December 31, 2013.
Activity between the Company and the Entities was as follows:

	Three Months Ended March 31,
In millions	2014	2013
Revenue (a)	$10	$13
Expense (a)	18	22
Cash receipts (b)	12	19
Cash payments (c)	37	45

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
The use of the above entities facilitated the monetization of the credit enhanced Timber Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate while continuing to preserve the tax deferral that resulted from the forestlands installment sales and the offset accounting treatment described above.
In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper.
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of March 31, 2014, the fair value of the notes was $2.43 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of March 31, 2014, the fair value of this debt was $2.32 billion.

Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended March 31,
In millions	2014	2013
Revenue (a)	$6	$7
Expense (b)	6	8
Cash receipts (c)	2	2
Cash payments (d)	5	6

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million for each of the three months ended March 31, 2014 and 2013, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million for each of the three months ended March 31, 2014 and 2013, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of March 31, 2014, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. Distributions paid to the third-party investor were $1 million for the three months ended March 31, 2013. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Early debt reductions (a)	$9	$26
Pre-tax early debt extinguishment costs (b)	—	6

(a)
Reductions related to notes with interest rates ranging from 6.00% to 6.70% with original maturities from 2024 to 2027 for the three months ended March 31, 2014 and from 6.38% to 7.95% with original maturities from 2014 to 2018 for the three months ended March 31, 2013.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
During the first quarter of 2013, International Paper borrowed $260 million under a receivable securitization facility at a rate of 0.95% payable monthly. During 2013, International Paper fully repaid the $260 million borrowed.
Subsequent to March 31, 2014, International Paper borrowed $100 million under a receivable securitization facility at a rate of 0.90%.
At March 31, 2014, the fair value of International Paper’s $9.4 billion of debt was approximately $10.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2014	December 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	481	502
British pounds / Brazilian real – Forward	13	17
European euro / Brazilian real – Forward	23	27
European euro / Polish zloty – Forward	260	252
U.S. dollar / Brazilian real – Forward	240	290
U.S. dollar / Brazilian real – Zero-cost collar	—	18
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	230	175
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	72	157
U.S. dollar / Brazilian real	10	—
U.S. dollar / Chinese renminbi	6	—

(a)	These contracts had maturities of three years or less as of March 31, 2014.

(b)	These contracts had maturities of one year or less as of March 31, 2014.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2014	2013
Foreign exchange contracts	$4	$5
Total	$4	$5
During the next 12 months, the amount of the March 31, 2014 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $6 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(5)	$(3)	Cost of products sold
Total	$(5)	$(3)

	Gain (Loss) Recognized		Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended March 31,
In millions	2014	2013
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$1	$1	Cost of products sold
Embedded derivatives	—	(1)	Interest expense, net
Foreign exchange contracts	—	(4)	Cost of products sold
Interest rate contracts	3	6	Interest expense, net
Total	$4	$2

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2014			2013
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
First Quarter	$55	$—	$—	$—	$—	$—
Total	$55	$—	$—	$—	$—	$—
Fair Value Measurements
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$26	(a)	$37	(c)	$15	(d)	$33	(g)
Interest rate contracts - fair value	—		—		1	(e)	1	(e)
Total derivatives designated as hedging instruments	26		37		16		34
Derivatives not designated as hedging instruments
Electricity contract	1	(b)	2	(b)	—		—
Foreign exchange contracts	—		—		1	(f)	—
Total derivatives not designated as hedging instruments	1		2		1		—
Total derivatives	$27		$39		$17		$34

(a)	Includes $19 million recorded in Other current assets and $7 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Includes $23 million recorded in Other current assets and $14 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Includes $12 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other liabilities in the accompanying consolidated balance sheet.

(f)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(g)	Includes $24 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.
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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $1 million and $3 million as of March 31, 2014 and December 31, 2013, respectively. The Company was not required to post any collateral as of March 31, 2014 or December 31, 2013. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
NOTE 16 - RETIREMENT PLANS
International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004, are not eligible for the Pension Plan, but receive a company contribution to their individual savings plan accounts.
The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.
The Company will freeze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP for all service on or after January 1, 2019. In addition, compensation under the Temple-Inland Retirement Plan and the Temple-Inland Supplemental Executive Retirement Plan (collectively, the Temple Retirement Plans) will also be frozen beginning January 1, 2019. Credited service was previously frozen for the Temple Retirement Plans. This change will not affect benefits accrued through December 31, 2018. Due to the announcement of the pension freeze, the net pension plan obligations were determined on February 28, 2014, including the effect of the remeasurement and curtailment. This resulted in a net increase to the projected benefit obligation of approximately $170 million ($103 million net of tax).
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2014	2013
Service cost	$38	$48
Interest cost	153	144
Expected return on plan assets	(189)	(182)
Actuarial loss	80	122
Amortization of prior service cost	8	8
Net periodic pension expense	$90	$140
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made a cash contribution of $58 million to the qualified pension plan in the first quarter of 2014. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $21 million for the three months ended March 31, 2014.

NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of March 31, 2014, 15.9 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Total stock-based compensation expense (selling and administrative)	$13	$40
Income tax benefits related to stock-based compensation	85	59
At March 31, 2014, $160 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.0 years.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended March 31,
	2014	2013
Expected volatility	25.30% - 55.33%	25.25% - 62.58%
Risk-free interest rate	0.13% - 0.78%	0.20% - 0.99%

The following summarizes the activity for PSP for the three months ended March 31, 2014:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	8,117,489	$31.20
Granted	3,572,823	48.26
Shares Issued	(3,987,064)	37.26
Forfeited	(41,276)	40.97
Outstanding at March 31, 2014	7,661,972	$35.95

Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted in 2014 represent replacement options from a stock swap.
A summary of option activity under the plan as of March 31, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,752,789	$39.80
Granted	2,232	48.70
Exercised	(432,672)	39.31
Expired	(1,275)	39.75
Outstanding at March 31, 2014	1,321,074	$39.98	0.47	$10,134
All options were fully vested and exercisable as of March 31, 2014.
Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the three months ended March 31, 2014:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	112,374	$36.24
Granted	500	47.74
Shares Issued	(10,857)	42.07
Forfeited	—	—
Outstanding at March 31, 2014	102,017	$35.68
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Industrial Packaging	$3,693	$3,560
Printing Papers	1,406	1,540
Consumer Packaging	829	830
Distribution	1,302	1,385
Corporate and Intersegment Sales	(216)	(225)
Net Sales	$7,014	$7,090
Operating profit by industry segment for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
In millions	2014		2013
Industrial Packaging	$453	(a)	$355	(e)
Printing Papers	(410)	(b)	149
Consumer Packaging	17	(c)	7	(f)
Distribution	5	(d)	(5)	(g)
Operating Profit	65		506
Interest expense, net	(142)		(164)	(h)
Noncontrolling interests/equity earnings adjustment (i)	—		—
Corporate items, net	(9)		(22)
Restructuring and other charges	(17)		(6)
Non-operating pension expense	(44)		(84)
Earnings (loss) from continuing operations before income taxes and equity earnings	$(147)		$230
Equity earnings (loss), net of taxes – Ilim	$(31)		$(11)

(a) Includes a charge of $12 million for integration costs associated with the acquisition of Temple-Inland, a charge of $1 million for costs associated with the restructuring of the Asia Box operations, and a net charge of $1 million for other items.
(b) Includes a charge of $495 million for costs associated with the shutdown of our Courtland, Alabama mill.
(c) Includes charges of $1 million for costs associated with the Ontario sheet plant closure.
(d) Includes charges of $2 million for costs associated with the restructuring of our xpedx operations.
(e) Includes charges of $12 million for integration costs associated with the acquisition of Temple-Inland and charges of $2 million for other items.
(f) Includes charges of $44 million for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.
(g) Includes charges of $7 million for costs associated with the restructuring of the Company's xpedx operations.
(h) Includes a gain of $6 million for interest related to the settlement of an IRS tax audit.
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
EXECUTIVE SUMMARY
International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.61 in the first quarter of 2014, compared with 2013 fourth-quarter earnings of $0.83 and 2013 first-quarter earnings of $0.65. Diluted earnings (loss) per share attributable to International Paper common shareholders were $(0.21) in the first quarter of 2014, compared with $0.98 in the fourth quarter of 2013 and $0.71 in the first quarter of 2013.
We delivered solid results in the 2014 first quarter despite the severe weather that significantly impacted our U.S. operations. Considering the impact associated with the severe weather events, our North American Industrial Packaging business generated strong operating results driven by increased price and favorable mix. The first quarter benefited from higher pricing momentum in most of our global businesses. We successfully executed on our planned maintenance outages in what was a sequentially heavier maintenance outage quarter. The first quarter also reflects improved operational performance from the Ilim joint venture associated with the continued progress of the two major capital projects.

The 2014 first quarter included incremental cost associated with significant adverse weather events that impacted much of the U.S., resulting in reduced volumes, disrupted operations and increased energy costs. Prices averaged higher than the previous quarter particularly in our North American Industrial Packaging and North American Printing Papers businesses, driven by further realization of price increases implemented in the prior year. In addition to the impact from weather related events, lower volumes in our North American Printing Papers business reflected the shutdown of the Courtland mill which was completed during the quarter. Volume was seasonally lower in Brazil. Closure and transition costs associated with the Courtland mill drove higher operating cost during the 2014 first quarter. Input costs, particularly for wood and energy, were less favorable as compared to the 2013 fourth quarter. Finally, the Ilim joint venture had a solid quarter operationally driven by higher volumes, increased pulp pricing and improved productivity. Ilim's foreign currency movement was unfavorable in the 2014 second quarter driven by the U.S. dollar denominated debt.

Looking ahead to the 2014 second quarter, we expect a benefit from the absence of the 2014 first quarter adverse weather events which will be positive to volume, operations and input costs. In addition to the positive impacts associated with weather, volume in our North American Industrial Packaging business should increase but with some modest offset as customer mix normalizes. Pricing will improve in our North American Printing Papers and Pulp businesses as we continue to implement previously announced price increases. The Brazil Printing Papers business should also see improved pricing but to a lesser extent. The economic slowdown in Russia will pressure volume and price/mix in our European Printing Papers business. Operations will benefit from lower closure and transition costs associated with the Courtland mill closure. Input costs should be relatively stable in North America with a modest increase in wood costs impacting our European Printing Papers business. Planned maintenance outage costs will be higher with the second quarter being the heaviest maintenance outage quarter in terms of cost. For our Ilim joint venture, we expect the solid operating performance to continue however pulp prices are expected to decline and there is a maintenance outage scheduled in the quarter. Additionally, our 2014 second quarter outlook for the Ilim joint venture assumes a positive impact associated with the non-repeating 2014 first quarter unfavorable currency adjustment.
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

International Paper Company common shareholders.

	Three Months Ended March 31,		Three Months Ended December 31,
	2014	2013	2013
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.61	$0.65	$0.83
Non-operating pension	(0.06)	(0.11)	(0.11)
Special items	(0.76)	0.11	0.25
Diluted Earnings (Loss) Per Share from Continuing Operations	(0.21)	0.65	0.97
Discontinued operations	—	0.06	0.01
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$(0.21)	$0.71	$0.98
RESULTS OF OPERATIONS
For the first quarter of 2014, International Paper Company reported net sales of $7.0 billion, compared with $7.2 billion in the fourth quarter of 2013 and $7.1 billion in the first quarter of 2013.
Net earnings attributable to International Paper totaled a loss of $95 million, or $0.21 per share, in the 2014 first quarter. This compared with gains of $318 million, or $0.71 per share, in the first quarter of 2013 and $436 million, or $0.98 per share, in the fourth quarter of 2013.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$500
$400
$300
$200
$100
$0
($100)
$292
$154
($31)
($52)
($21)
($50)
$13
($20)
$22
($42)
$24
($382)
($93)
Q1 2013
Price & Mix
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q1 2014

Earnings from continuing operations attributable to International Paper Company were a loss of $93 million in the first quarter of 2014 compared with earnings of $292 million in the first quarter of 2013 and $431 million in the fourth quarter of 2013. The financial impact associated with the adverse weather that affected the U.S. during the first quarter of 2014 has been included within the respective columns in the above table and within the corresponding explanations that follow. Compared with the first quarter of 2013, the 2014 first quarter reflects higher average sales price realizations ($154 million), lower corporate and other items ($13 million), lower net interest expense ($22 million), and lower non-operating pension expense ($24 million). These benefits were offset by lower sales volumes ($31 million), higher operating costs ($52 million) including closure and transition costs associated with the Courtland mill closure, higher mill maintenance outage costs ($21 million), higher raw material and freight costs ($50 million), and higher tax expense ($42 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $20 million lower in the 2014 first quarter than in the 2013 first quarter. Net special items were a loss of $331 million in the 2014 first quarter, including $302 million associated with the Courtland mill shutdown, compared with a gain of $51 million in the 2013 first quarter.

Compared with the fourth quarter of 2013, earnings benefited from higher average sales price realizations ($40 million) and lower non-operating pension expense ($20 million). These benefits were offset by lower sales volumes ($28 million), higher operating costs ($17 million) including closure and transition costs associated with the Courtland mill closure, higher mill maintenance outage costs ($22 million), higher raw material and freight costs ($27 million), higher corporate and other items ($22 million), higher net interest expense ($6 million) and a higher tax expense ($1 million). Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $19 million versus the 2013 fourth quarter. Net special items were a loss of $331 million in the 2014 first quarter, compared with a gain of $111 million in the 2013 fourth quarter.
To measure the performance of the Company’s business segments from period to period without variations caused by special or unusual items, International Paper’s management focuses on industry segment operating profit. This is defined as earnings from continuing operations before taxes, equity earnings and noncontrolling interests, net of taxes, excluding interest expense, corporate charges and corporate special items which may include restructuring charges and (gains) losses on sales and impairments of businesses.
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31		December 31,
In millions	2014	2013	2013
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$(93)	$292	$431
Add back (deduct):
Income tax provision (benefit)	(83)	(69)	(589)
Equity (earnings) loss, net of taxes	33	10	9
Noncontrolling interests, net of taxes	(4)	(3)	(6)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(147)	230	(155)
Interest expense, net	142	164	133
Noncontrolling interests / equity earnings included in operations	—	—	—
Corporate items	9	22	(6)
Special items	17	6	9
Non-operating pension expense	44	84	78
	$65	$506	$59
Industry Segment Operating Profit:
Industrial Packaging	$453	$355	$473
Printing Papers	(410)	149	(47)
Consumer Packaging	17	7	30
Distribution	5	(5)	(397)
Total Industry Segment Operating Profit	$65	$506	$59

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$506
$195
($40)
($66)
($26)
($63)
$6
($447)
$65
Q1 2013
Price
Volume
Cost/Operations/Mix
Mill Outages
Raw Materials and Freight
Other
Special Items
Q1 2014

Total industry segment operating profits of $65 million in the 2014 first quarter were lower than the $506 million in the 2013 first quarter, but slightly higher than the $59 million in the 2013 fourth quarter. The financial impact associated with the adverse weather that affected the U.S. during the first quarter of 2014 has been included within the respective columns in the above table and within the corresponding explanations that follow. Compared with the first quarter of 2013, operating profits in the current quarter benefited from higher average sales price realizations ($195 million) and lower other items ($6 million). These benefits were offset by lower sales volumes ($40 million), higher operating costs ($66 million) including closure and transition costs associated with the Courtland mill closure, higher mill maintenance outage costs ($26 million), and higher raw material and freight costs ($63 million). Special items were a loss of $512 million in the 2014 first quarter, including $495 million associated with the Courtland mill shutdown, compared with a loss of $65 million in the 2013 first quarter.
Compared with the fourth quarter of 2013, operating profits benefited from higher average sales price realizations ($58 million). This benefit was offset by lower sales volumes ($41 million), higher operating costs ($23 million) including costs associated with the Courtland mill closure, higher mill maintenance outage costs ($32 million), higher raw material and freight costs ($39 million) and higher other items ($12 million). Special items were a loss of $512 million in the 2014 first quarter, compared with a loss of $607 million in the 2013 fourth quarter.
During the 2014 first quarter, International Paper took approximately 233,000 tons of downtime of which approximately 60,000 tons were market-related compared with approximately 252,000 tons of downtime, which included about 53,000 tons that were market-related, in the 2013 first quarter. During the 2013 fourth quarter, International Paper took approximately 429,000 tons of downtime of which approximately 276,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2014	2013
Industrial Packaging
North American Corrugated Packaging	2,516	2,549
North American Containerboard	746	858
North American Recycling	604	581
North American Saturated Kraft	47	40
North American Gypsum/Release Kraft	37	30
North American Bleached Kraft	7	31
EMEA Industrial Packaging	351	339
Asian Box	93	100
Brazilian Packaging (b)	79	41
Industrial Packaging	4,480	4,569
Printing Papers
U.S. Uncoated Papers	499	630
European and Russian Uncoated Papers	375	329
Brazilian Uncoated Papers	271	264
Indian Uncoated Papers	58	60
Uncoated Papers	1,203	1,283
Market Pulp (c)	413	432
Consumer Packaging
North American Consumer Packaging	351	369
European Coated Paperboard	84	91
Asian Coated Paperboard	350	360
Consumer Packaging	785	820

(a) Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b) Includes volumes for Brazil Packaging from date of acquisition in mid-January 2013.
(c) Includes North American, European and Brazilian volumes and internal sales to mills.

Discontinued Operations
On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. (Del-Tin) to joint venture partner Deltic Timber Corporation (Deltic) for $20 million in assumed liabilities and cash.
On July 19, 2013, the Company finalized the sale of its Temple-Inland Building Products division to Georgia-Pacific Building Products, LLC for approximately $726 million in cash.
Income Taxes
An income tax benefit of $83 million was recorded for the 2014 first quarter. Excluding a benefit of $198 million related to the tax effects of special items and a benefit of $17 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 31% for the quarter.
An income tax benefit of $589 million was recorded for the 2013 fourth quarter. Excluding a tax benefit of $728 million related to the tax effects of special items and a benefit of $31 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 31% for the quarter.
An income tax benefit of $69 million was recorded for the 2013 first quarter. Excluding a benefit of $116 million related to the tax effects of special items and a benefit of $33 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 21% for the quarter.
The first quarter 2013 rate included a benefit of approximately $35 million related to the enactment into law of The American Taxpayer Relief Act of 2012 on January 2, 2013 (the Act). The Act retroactively restored several expired business tax provisions including the research and experimentation credit and the Subpart F controlled foreign corporation look-through exception.

Interest Expense and Corporate Items
Net interest expense for the 2014 first quarter was $142 million compared with $133 million in the 2013 fourth quarter and $164 million in the 2013 first quarter.
Corporate items, net, were an expense of $9 million in the 2014 first quarter compared with net income of $6 million in the 2013 fourth quarter, and net expense of $22 million in the 2013 first quarter.
Restructuring and Other Charges
2014: During the three months ended March 31, 2014, restructuring and other charges totaling $517 million before taxes ($315 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	495	302
xpedx restructuring	2	—
xpedx transaction costs	16	10
Other	4	3
Total	$517	$315

(a) During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million of accelerated depreciation related to these assets during the first quarter of 2014. The remaining net book value will be accelerated through depreciation expense during 2014. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges.
Other
On January 28, 2014, International Paper announced that its distribution solutions business, xpedx, will merge with Unisource Worldwide, Inc. under the terms of a definitive agreement that will result in the creation of a new publicly-traded company.
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
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the first quarter of 2014.
Industrial Packaging

	2014	2013
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,693	$3,560	$3,715
Operating Profit	453	355	473
Industrial Packaging net sales for the first quarter of 2014 were 1% lower than in the fourth quarter of 2013 and 4% higher than in the first quarter of 2013. Operating profits in the first quarter of 2014 included charges of $12 million for integration costs associated with the Temple-Inland acquisition, and net charges of $2 million for other items. Operating profits in the fourth quarter of 2013 included charges of $12 million for integration costs associated with the Temple-Inland acquisition, and net charges of $1 million for other items. Operating profits in the first quarter of 2013 included charges of $12 million for integration costs associated with the Temple-Inland acquisition and net charges of $2 million for other items. Excluding these items, operating profits in the first quarter of 2014 were 4% lower than in the fourth quarter of 2013 and 27% higher than in the first quarter of 2013.
North American Industrial Packaging net sales were $3.1 billion in the first quarter of 2014 compared with $3.1 billion in the fourth quarter of 2013 and $3.0 billion in the first quarter of 2013. Operating profits were $449 million ($460 million excluding Temple-Inland integration costs and a gain on the sale of a closed box plant facility) in the first quarter of 2014 compared with $472 million ($479 million excluding Temple-Inland integration costs and a gain on the sale of a closed box plant facility) in the fourth quarter of 2013 and $337 million ($350 million excluding Temple-Inland acquisition costs and mill divestiture costs) in the first quarter of 2013.
Sales volumes in the first quarter of 2014 were lower than in the fourth quarter of 2013 despite having two more shipping days for boxes. Adverse weather conditions during the quarter negatively impacted shipments. Containerboard export sales volumes were higher, but domestic sales volumes were lower. Total maintenance and market-related downtime decreased about 144,000 tons. Maintenance downtime increased 72,000 tons to 118,000 tons in the first quarter of 2014 while market-related downtime decreased 216,000 tons to 60,000 tons in the first quarter of 2014. Average sales prices increased for boxes reflecting a more favorable product mix. Export containerboard sales prices were slightly lower. Input cost increases for energy and wood were only partially offset by lower costs for recycled fiber. Planned maintenance downtime costs were $36 million higher in the 2014 first quarter with outages at six mills compared with the 2013 fourth quarter which had outages at eight mills. Manufacturing operating costs were higher largely due to the extreme cold weather.
Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 decreased slightly. Total maintenance and market-related downtime was 19,000 tons lower in the first quarter of 2014 although market-related downtime was 30,000 tons higher. Average sales price realizations were significantly higher due to sales price increases for boxes and domestic containerboard that were implemented later in 2013. Input costs for wood and energy increased, partially offset by lower costs for starch. Planned maintenance downtime costs were about the same in both the first quarter of 2014 and first quarter of 2013.
Entering the second quarter of 2014, sales volumes are expected to be seasonally higher for boxes with the same number of shipping days. Average sales prices are expected to be slightly lower reflecting a less favorable product mix. Input costs are expected to be lower for wood, energy and wax, but the benefit will be partially offset by higher costs for starch. Planned maintenance downtime costs should be $19 million higher. Operating profits will also benefit from the absence of the impact of the adverse weather that occurred in the first quarter.
European Industrial Packaging net sales were $342 million in the first quarter of 2014 compared with $335 million in the fourth quarter of 2013 and $320 million in the first quarter of 2013. Operating profits were $9 million in the first quarter of 2014 compared with $8 million ($8 million excluding restructuring costs and acquisition costs) in the fourth quarter of 2013 and $17 million ($18 million excluding acquisition costs) in the first quarter of 2013.
Sales volumes in the first quarter of 2014 were higher than in the fourth quarter of 2013 despite continued soft market demand. Average sales margins improved reflecting box sales price increases and the realization of previously announced decreases for input costs for kraft board. Other input costs were flat. Operating profits in the first quarter of 2014 include a settlement of $1 million related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant compared with $5 million in the fourth quarter of 2013.
Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 increased reflecting recovering economic conditions and improved demand for industrial packaging. Average sales margins decreased significantly due to input costs for containerboard rising ahead of box sales price increases. Other input costs were lower, primarily for energy. Operating profits in the first quarter of 2013 included a $5 million insurance settlement related to the earthquakes in May 2012.
Looking ahead to the second quarter of 2014, sales volumes are expected to be seasonally lower reflecting decreased demand in the fruit and vegetable packaging market. Average sales margins are expected to improve as costs for containerboard continue to decrease.
Brazilian Industrial Packaging net sales were $85 million in the first quarter of 2014 compared with $95 million in the fourth quarter of 2013 and $45 million in the first quarter of 2013. Operating profits were a loss of $4 million ($2 million excluding acquisition costs) in the first quarter of 2014 compared with a loss of $3 million ($1 million excluding acquisition costs) in the fourth quarter of 2013 and a gain of $1 million in the first quarter of 2013. Compared with the fourth quarter of 2013, sales volumes were lower in the first quarter of 2014 due to seasonality and weaker activity at some of our major customers. Average sales price realizations were higher reflecting the partial realization of box and sheet price increases announced in the 2014 first quarter. Input costs increased for recycled fiber and energy. Operating profits in the second quarter of 2014 are expected to increase reflecting seasonally higher sales volumes and the full realization of the box sales price increase.
Asian Industrial Packaging net sales for the packaging operations were $86 million in the first quarter of 2014 compared with $100 million in the fourth quarter of 2013 and $95 million in the first quarter of 2013. Operating profits for the packaging operations were a loss of $2 million (a loss of $1 million excluding restructuring costs) in the first quarter of 2014 compared with a loss of $4 million ($0 million excluding restructuring costs) in the fourth quarter of 2013 and a loss of $1 million in the first quarter of 2013.
Net sales for the distribution operations were $96 million in the first quarter of 2014 compared with $70 million in the fourth quarter of 2013 and $75 million in the first quarter of 2013. Operating profits for the distribution operations were $1 million in the first quarter of 2014, $0 million in the fourth quarter of 2013 and $1 million in the first quarter of 2013.

Compared with the fourth quarter of 2013, sales volumes for the packaging business were lower in the first quarter of 2014 reflecting softer than expected market demand. Average sales margins were squeezed due to price pressures. Operating profits in the second quarter of 2014 are expected to improve from the first quarter of 2014 reflecting higher sales volumes and the impact of cost savings initiatives.
Printing Papers

	2014	2013
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,406	$1,540	$1,570
Operating Profit	(410)	149	(47)
Printing Papers net sales for the first quarter of 2014 were 10% lower than in the fourth quarter of 2013 and 9% lower than in the first quarter of 2013. Operating profits in the first quarter of 2014 included a $495 million charge for costs associated with the closure of our Courtland, Alabama mill while operating profits in the fourth quarter of 2013 included a $123 million charge associated with the impairment of goodwill and a trade name intangible asset at our India Papers business and a $67 million charge associated with the closure of our Courtland mill. Excluding these items, operating profits in the first quarter of 2014 were 41% lower than in the fourth quarter of 2013 and 43% lower than in the first quarter of 2013.
North American Printing Papers net sales were $515 million in the first quarter of 2014 compared with $600 million in the fourth quarter of 2013 and $645 million in the first quarter of 2013. Operating profits were a loss of $484 million (a gain of $11 million excluding mill closure costs) in the first quarter of 2014 compared with a loss of $30 million (a gain of $37 million excluding mill closure costs) in the fourth quarter of 2013 and earnings of $63 million in the first quarter of 2013.
Sales volumes in the first quarter of 2014 were lower compared with the fourth quarter of 2013 reflecting our selective exit from the market of certain lower-margin grades due to the Courtland mill closure, as well as softer domestic market demand. Average sales price realizations increased in the domestic market due to the full realization of a fourth-quarter 2013 price increase. Export average sales price realizations were also higher reflecting an increased proportion of sales to Latin America. Average sales margins were higher due to a more favorable product and geographic mix. Input costs increased, primarily for energy, partially offset by lower chemical costs. Planned maintenance downtime costs were $9 million higher with outages at the Georgetown, Riverdale and Eastover mills. Manufacturing operating costs were higher largely due to the impact of the extreme cold weather during the quarter. Operating profits were also negatively impacted by non-recurring costs associated with the shutdown of the Courtland mill.
Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 were lower due to weaker market demand for uncoated freesheet paper and the closure of the Courtland mill. Average sales price realizations increased in the domestic market reflecting price increases implemented during 2013. Input costs were higher for wood and energy. Planned maintenance downtime costs were $3 million higher than in the first quarter of 2013. Manufacturing operating costs in the first quarter of 2014 reflect the impact of the adverse weather during the quarter as well as non-recurring costs associated with the closure of the Courtland mill.
Entering the second quarter of 2014, sales volumes are expected to be flat. Average sales price realizations are expected to improve with the full quarter impact of the realization of the fourth-quarter 2013 sales price increase for domestic uncoated freesheet paper. Input costs for energy and wood are expected to decrease. Planned maintenance downtime costs should be $7 million higher with outages scheduled at the Eastover, Riverdale and Ticonderoga mills. Costs associated with the Courtland mill closure should be lower than in the first quarter. In addition, the absence of the extreme weather conditions experienced during the first quarter will positively impact earnings.
European Printing Papers net sales were $375 million in the first quarter of 2014 compared with $395 million in the fourth quarter of 2013 and $365 million in the first quarter of 2013. Operating profits were $38 million in the first quarter of 2014 compared with $36 million in the fourth quarter of 2013 and $54 million in the first quarter of 2013.
Compared with the fourth quarter of 2013, sales volumes in the first quarter of 2014 for uncoated freesheet paper were seasonally lower in Russia, but were about flat in Europe. Average sales price realizations for uncoated freesheet paper decreased slightly in Europe, reflecting strong competitive pressures while average sales margins in Russia were negatively impacted by an increased proportion of export sales. Input costs in Russia were about flat with lower costs for wood and chemicals offset by higher energy and freight costs. In Europe input costs were higher, primarily for wood. Planned maintenance downtime costs were $14 million lower in the first quarter of 2014 which included a small outage at the Kwidzyn mill compared with an outage at the Saillat mill in the fourth quarter of 2013.
Sales volumes in the first quarter of 2014 compared with the first quarter of 2013 were flat in Europe. In Russia, sales volumes for uncoated freesheet paper were higher primarily due to an increase in export shipments. Average sales price realizations for uncoated freesheet paper decreased due to weak economic conditions and average sales margins in Russia were lower due to an unfavorable geographic mix. Input costs for energy and wood in Russia and for wood in Europe were higher. Planned maintenance downtime costs were $1 million higher in the first quarter of 2014 compared with the first quarter of 2013. Manufacturing operating costs were flat.
Looking forward to the second quarter of 2014, sales volumes are expected to be stable in both Europe and Russia. Average sales price realizations are expected to improve in Russia reflecting the impact of a local price increase for uncoated freesheet paper. Input costs are expected to be higher for wood. Planned maintenance downtime costs should be $23 million higher reflecting outages scheduled at the Kwidzyn and Svetogorsk mills.
Brazilian Printing Papers net sales were $245 million in the first quarter of 2014 compared with $295 million in the fourth quarter of 2013 and $260 million in the first quarter of 2013. Operating profits were $45 million in the first quarter of 2014, $61 million in the fourth quarter of 2013 and $45 million in the first quarter of 2013.
Sales volumes in the first quarter of 2014 were seasonally lower than in the fourth quarter of 2013 for uncoated freesheet paper in the Brazilian domestic and the Latin American export markets. Average sales price realizations increased in the Brazilian market reflecting the implementation of price increases in the cutsize and offset paper segments. Average sales price realizations were also higher in the Latin American and other export markets due to the partial realization of price increases announced during the quarter. Average sales margins were negatively impacted by the geographic mix. Higher input costs for wood were offset by lower pulp costs. Manufacturing operating costs were slightly lower. Planned maintenance downtime costs were $4 million lower in the first quarter of 2014 than in the fourth quarter of 2013 which included an outage at the Luiz Antonio mill.
Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 increased for uncoated freesheet paper in the Brazilian domestic market reflecting higher demand in anticipation of World Cup promotions. Shipments to export markets, however, were slightly lower. Average sales price realizations improved for domestic uncoated freesheet paper due to the price increases announced during the quarter. Input costs were higher for wood and energy. There were no planned maintenance outages in either period.
Entering the second quarter of 2014, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian and Latin American markets. Average sales price realizations are expected to be higher due to the complete implementation of the first quarter price increases. Average sales margins should also benefit from an increased proportion of sales to the higher-margin domestic and Latin American markets. Planned maintenance downtime costs should be $1 million higher with an outage scheduled at the Tres Lagoas mill.
Indian Printing Papers net sales were $45 million in the first quarter of 2014 compared with $50 million ($47 million excluding excise duties which were included in net sales in 2013) in the fourth quarter of 2013 and $50 million ($46 million excluding excise duties) in the first quarter of 2013. Operating profits were losses of $2 million in the first quarter of 2014, $126 million ($3 million excluding the impairment of goodwill and a trade name intangible asset) in the fourth quarter of 2013 and $4 million in the first quarter of 2013. Compared with the fourth quarter of 2013, operating results in the first quarter of 2014 reflect lower sales volumes, although sales to export markets increased significantly. Average sales price realizations increased due to the further realization of a price increase announced in the 2013 fourth quarter. Input costs increased, primarily for wood, while operating costs were lower. Compared with the first quarter of 2013, sales volumes are lower in the first quarter of 2014 due to weaker economic conditions. Average sales price realizations were significantly higher, reflecting price increases implemented in 2013. Input costs for wood were higher.
Looking ahead to the second quarter of 2014, market demand is expected to remain soft, but sales volumes are expected to improve slightly. Average sales price realizations should be stable. Planned maintenance downtime costs should be slightly higher due to an outage planned at the Kadiam mill.
Asian Printing Papers net sales were $19 million in the first quarter of 2014 compared with $20 million in the fourth quarter of 2013 and $25 million in the first quarter of 2013. Operating profits were about breakeven in both the first quarter of 2014 and the first quarter of 2013 and were $1 million in the fourth quarter of 2013.
U.S. Market Pulp net sales were $207 million in the first quarter of 2014 compared with $210 million in the fourth quarter of 2013 and $195 million in the first quarter of 2013. Operating profits were a loss of $7 million in the first quarter of 2014 compared with a gain of $11 million in the fourth quarter of 2013 and a loss of $9 million in the first quarter of 2013.
Sales volumes in the first quarter of 2014 compared with the fourth quarter of 2013 were slightly lower. Average sales price realizations for market pulp increased, but were relatively flat for fluff pulp. Poor weather conditions early in the quarter negatively impacted operating costs. Input costs were higher for energy and wood. Planned maintenance downtime costs in the first quarter of 2014 were $13 million higher than in the fourth quarter of 2013.

Compared with the first quarter of 2013, sales volumes decreased in the first quarter of 2014 reflecting flat shipments of fluff pulp and lower market pulp shipments. Average sales margins increased due to higher sales price realizations and an improved product mix as the Franklin mill is at full fluff pulp production. Input costs were higher for wood, energy and chemicals. Planned maintenance downtime costs were $3 million higher. Operating costs were higher.
Entering the second quarter of 2014, sales volumes are expected to be about flat. Average sales price realizations are expected to improve reflecting the partial realization of announced price increases for fluff pulp. Softwood pulp prices are expected to remain flat while hardwood pulp prices may decline due to increased competitive pressure. Input costs should be lower for wood and energy. Planned maintenance downtime costs should be $2 million higher with outages scheduled at the Riegelwood, Pensacola and Eastover mills.
Consumer Packaging

	2014	2013
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$829	$830	$865
Operating Profit	17	7	30
Consumer Packaging net sales in the first quarter of 2014 were 4% lower than in the fourth quarter of 2013 and even with the first quarter of 2013. Operating profits included charges of $1 million in the first quarter of 2014 related to the closure of a sheet plant, charges of $2 million in the fourth quarter of 2013 related to the sale of the Shorewood business and charges of $44 million in the first quarter of 2013 related to a paper machine shutdown at our Augusta mill. Excluding these items, operating profits in the first quarter of 2014 were 44% lower than in the fourth quarter of 2013 and 65% lower than in the first quarter of 2013.
North American Consumer Packaging net sales in the first quarter of 2014 were $464 million compared with $480 million in the fourth quarter of 2013 and $460 million in the first quarter of 2013. Operating profits were a loss of $7 million ($6 million excluding sheet plant closure costs) in the first quarter of 2014 compared with a gain of $2 million ($4 million excluding costs associated with the sale of the Shorewood business) in the fourth quarter of 2013 and a loss of $22 million (a gain of $22 million excluding paper machine shutdown costs) in the first quarter of 2013.
Coated Paperboard sales volumes in the first quarter of 2014 were slightly lower than the fourth quarter of 2013. Average sales price realizations improved reflecting the partial realization of the sales price increases announced during the quarter. Operating costs were higher due to the extreme weather conditions during the quarter. Planned maintenance downtime costs were $8 million lower in the 2014 first quarter which included an outage at the Augusta mill compared with the fourth quarter of 2013 which included outages at the Texarkana and Augusta mills. Input costs for wood and energy were higher.
Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 decreased. However, in the first quarter of 2013, the business took 23,000 tons of market-related downtime prior to the permanent shutdown of a paper machine at the Augusta mill, compared with no market-related downtime in the first quarter of 2014. Average sales price realizations were higher due to the impact of price increases realized in 2013. Input costs were higher for wood and energy. Planned maintenance downtime costs were $20 million higher in the 2014 first quarter compared with the 2013 first quarter which included no outages. Operating costs were higher due to the poor weather conditions in 2014.
Foodservice sales volumes in the first quarter of 2014 were seasonally lower than in the fourth quarter of 2013. Average sales margins reflected slightly higher average price realizations and a favorable customer mix, but were negatively impacted by higher input costs for resins. Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 increased. Average sales margins improved due to a favorable customer mix partially offset by higher input costs for resins.
Looking forward to the second quarter of 2014, coated paperboard sales volumes are expected to be higher. Average sales margins are expected to increase due to further realization of price increases announced in the first quarter and a more favorable mix. Planned maintenance downtime costs should be about the same as in the first quarter of 2014 with outages scheduled at the Texarkana and Riegelwood mills. Input costs are expected to slightly improve for wood and energy from high levels. Operating profits will also benefit from the absence of the adverse weather conditions experienced in the first quarter. Foodservice sales volumes are expected to be seasonally higher while average sales margins are expected to be slightly lower reflecting a less favorable product mix.
European Consumer Packaging net sales were $91 million in the first quarter of 2014 compared with $95 million in the fourth quarter of 2013 and $95 million in the first quarter of 2013. Operating profits in the first quarter of 2014 were $26 million compared with $25 million in the fourth quarter of 2013 and $32 million in the first quarter of 2013.
Sales volumes in the first quarter of 2014 compared with the fourth quarter of 2013 were lower in Europe, but slightly higher in Russia. Average sales prices improved slightly in both Europe and Russia. Input costs and planned maintenance downtime costs were flat, while operating costs were higher. Compared with the first quarter of 2013, sales volumes decreased in Europe, but this was partially offset by higher sales volumes in Russia. Average sales margins improved in both Russia and Europe reflecting higher sales price realizations. There were no planned maintenance downtime costs in either period. Input costs increased for wood and energy. Operating costs in Europe were higher.
Entering the second quarter of 2014, sales volumes are expected to increase, while average sales price realizations are expected to be about flat. Planned maintenance downtime costs are expected to be $8 million higher with outages scheduled at the Kwidzyn and Svetogorsk mills. Input costs are expected to be higher for wood.
Asian Consumer Packaging net sales were $274 million in the first quarter of 2014, $290 million in the fourth quarter of 2013 and $275 million in the first quarter of 2013. Operating profits were a loss of $2 million in the first quarter of 2014 compared with a gain of $3 million in the fourth quarter of 2013 and a loss of $3 million in the first quarter of 2013. Compared with the fourth quarter of 2013, sales volumes were seasonally lower, and sales prices remain under pressure due to the over-supplied market conditions. Input costs for purchased fiber and energy were slightly higher, but operating costs were lower. Compared with the first quarter of 2013, sales volumes were flat, but average sales margins improved reflecting a more favorable product mix.
Looking ahead to the second quarter of 2014, operating earnings are expected to increase slightly reflecting higher sales volumes and the benefits of cost savings initiatives, offset by higher pulp input costs and a scheduled shutdown for a paper machine rebuild.
Distribution

	2014	2013
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,302	$1,385	$1,415
Operating Profit	5	(5)	(397)
Distribution net sales in the first quarter of 2014 were 8% lower than in the fourth quarter of 2013 and 6% lower than in the first quarter of 2013. Operating profits included net charges of $2 million, $2 million and $7 million in the first quarter of 2014, the fourth quarter of 2013 and the first quarter of 2013, respectively, for costs related to the reorganization of the Company’s xpedx operations and a charge of $400 million in the fourth quarter of 2013 for the impairment of goodwill. Excluding these items, operating profits in the first quarter of 2014 were 40% higher than in the fourth quarter of 2013 and 250% higher than in the first quarter of 2013.
Sales of papers and graphic arts products in the first quarter of 2014 totaled $735 million compared with $800 million in the fourth quarter of 2013 and $800 million in the first quarter of 2013. Trade margins as a percent of sales for printing papers were slightly up compared with the fourth quarter of 2013 and even with the first quarter of 2013. Packaging sales were $385 million in the first quarter of 2014, compared with $405 million in the fourth quarter of 2013 and $380 million in the first quarter of 2013. Trade margins as a percent of sales for packaging products were up from the fourth quarter of 2013, but down from the first quarter of 2013. Sales of facility solutions products totaled $180 million in the first quarter of 2014, compared with $210 million in the fourth quarter of 2013 and $205 million in the first quarter of 2013.
Operating profits before reorganization costs in the first quarter of 2014 were $2 million higher than in the fourth quarter of 2013 due to higher margins. Operating profits before reorganization costs in the first quarter of 2014 were $5 million higher than in the first quarter of 2013 due to lower operating expenses.
Entering the second quarter of 2014, earnings are expected to improve due to seasonal volume increases.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity losses, net of taxes, of $31 million in the first quarter of 2014, $12 million in the fourth quarter of 2013 and $11 million in the first quarter of 2013. In the first quarter of 2014, the after-tax foreign exchange impact was a loss of $45 million on the remeasurement of U.S. dollar-denominated debt compared with a loss of $6 million in the fourth quarter of 2013. Compared with the fourth quarter of 2013, in the first quarter of 2014 sales volumes in the domestic market decreased for pulp and containerboard, partially offset by increased sales for paper. Shipments to China and other export markets increased for pulp, containerboard and paper reflecting the increased production resulting from the new pulp line at the Bratsk mill and the new coated and uncoated freesheet paper capacity at the Koryazhma mill. Average sales price realizations were higher due to a sales price increase for softwood pulp in China. Average sales price realizations decreased across all product lines sold to domestic markets. Input costs for wood were seasonally lower and costs for electricity and gas also decreased.

Compared with the first quarter of 2013, sales volumes in the first quarter of 2014 reflected increased sales of softwood pulp to China, but lower sales of pulp to the domestic market and of hardwood pulp to China. Average sales price realizations were higher for softwood pulp and hardwood pulp for shipments to China and other export markets. In the domestic market, average sales price realizations were lower for pulp, containerboard and paper. Input costs for natural gas were higher, but were partially offset by lower electricity costs. A foreign exchange loss of $11 million on the remeasurement of U.S. dollar-denominated debt was recorded in the first quarter of 2013.
Looking forward to the second quarter of 2014, sales volumes are expected to be slightly lower reflecting the impact on production capacity of the scheduled annual maintenance outages. Average sales price realizations are expected to be about flat on average versus the first quarter of 2014, but will trend downward during the second quarter as the announced price decreases for softwood and hardwood pulp in China are implemented. Input costs are expected to be seasonally higher for wood. Planned maintenance downtime costs should be higher than in the first quarter with outages scheduled at all three mills.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $473 million for the first three months of 2014, compared with $516 million for the comparable 2013 three-month period. Earnings from operations adjusted for non-cash charges and the cash pension plan contributions were $699 million for the first three months of 2014 compared to $797 million for the first three months of 2013. Cash used for working capital components totaled $226 million for the first three months of 2014 compared to $281 million for the comparable 2013 three-month period.
The Company generated free cash flow of approximately $254 million and $300 million in the first three months of 2014 and 2013, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.
The following is a reconciliation of free cash flow to cash provided by operations:

	Three Months Ended March 31,
In millions	2014	2013
Cash provided by continuing operations	$473	$516
Adjustments:
Cash invested in capital projects	(277)	(216)
Cash contribution to pension plan	58	—
Free Cash Flow	$254	$300
Investments in capital projects totaled $277 million in the first three months of 2014 compared to $216 million in the first three months of 2013. Full-year 2014 capital spending is currently expected to be approximately $1.4 billion, or about 95% of depreciation and amortization expense for our current businesses.
Amounts related to early debt extinguishment during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
In millions	2014	2013
Early debt reductions (a)	$9	$26
Pre-tax early debt extinguishment costs (b)	—	6

(a)
Reductions related to notes with interest rates ranging from 6.00% to 6.70% with original maturities from 2024 to 2027 for the three months ended March 31, 2014 and from 6.38% to 7.95% with original maturities from 2014 to 2018 for the three months ended March 31, 2013.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
Financing activities for the first three months of 2014 included a $56 million net decrease in debt versus a $87 million net increase in debt during the comparable 2013 three-month period.
During the first three months of 2014, International Paper acquired 8.2 million shares of treasury stock, including restricted stock tax withholding. International Paper also issued approximately 0.4 million shares of common stock and used 4.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $18 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $388 million, including $311 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. The Company had repurchased 16.8 million shares at an average price of $45.91, for a total of approximately $772 million, as of March 31, 2014. During the first three months of 2013, International Paper issued approximately $4.8 million shares of common stock and used approximately 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $191 million of cash. Also in the first three months of 2013, International Paper acquired 1.2 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $51 million. Cash dividend payments related to common stock totaled $153 million and $132 million for the first three months of 2014 and 2013, respectively. Dividends were $0.3500 per share and $0.3000 per share for the first three months in 2014 and 2013, respectively.
At March 31, 2014, contractual obligations for future payments of debt maturities by calendar year were as follows: $528 million in 2014; $508 million in 2015; $488 million in 2016; $279 million in 2017; $1.9 billion in 2018; $912 million in 2019; and $4.8 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa3 (stable outlook) by S&P and Moody’s, respectively.
At March 31, 2014, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($500 million available at March 31, 2014) under a receivables securitization program. On January 8, 2014, the Company amended the receivables securitization facility to extend the maturity date from January 2014 to December 2014. During the first quarter of 2013, International Paper borrowed $260 million under the receivable securitization facility at a rate of 0.95% payable monthly. During 2013, International Paper fully repaid the $260 million borrowed. Subsequent to March 31, 2014, International Paper borrowed $100 million under the receivable securitization facility with an interest rate of 0.90%.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2014 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties are considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million which was recognized in the second quarter of 2013. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified as expense in the first quarter of 2013 from accumulated other comprehensive income. The $17 million reclassification of the cumulative translation balance was offset by the initial estimate of a bargain purchase gain of $18 million which was also recorded in the 2013 first-quarter earnings.
The Company announced on February 13, 2014 its intent to launch a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The formal application was filed with the Turkish Capital Markets Board on March 20, 2014 and approved on May 6, 2014. The tender offer will start within six business days from the date of approval and be open for 20 business days.

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
International Paper follows the guidance issued by the FASB regarding the classification and measurement of redeemable securities. The Share Purchase Agreement related to the Orsa IP joint venture contained both a put and a call option that would allow Jari, at the third anniversary of the joint venture formation, to put its remaining shares to IP or allow IP, at the sixth anniversary of the joint venture formation, to call the remaining noncontrolling shares from Jari. Accordingly, the noncontrolling common stock held by Jari would be considered a redeemable noncontrolling interest and meet the requirements to be classified outside of permanent equity and is therefore classified as Redeemable noncontrolling interest in the accompanying consolidated balance sheets. The value of redeemable noncontrolling interest is reported at the greater of the redemption value or historical cost at the end of each reporting period. As of March 31, 2014 and December 31, 2013, the Company reported the redeemable noncontrolling interest at the redemption value of $168 million and $163 million, respectively.
On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa IP from its venture partner, Jari, for approximately $135 million in cash. During the second quarter of 2014, the Company will reverse the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Paid-in capital. Additionally, as part of the agreement, Jari will assume the post-retirement medical liability associated with currently retired employees.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement was amended May 7, 2014. Pursuant to the amended agreement, beginning on January 1, 2017, either the Company or its partners may commence certain procedures specified under the deadlock provisions. If these or any other deadlock procedures are commenced, although it is not obligated to do so, the Company may in certain situations, choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods.
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
The Company has included in its 2013 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2014.
Pension Accounting
Net pension expense totaled approximately $90 million for International Paper’s U.S. plans for the three months ended March 31, 2014, or about $50 million less than the pension expense for the first three months of 2013. The decrease in U.S. plan expense was principally due to an increase in the assumed discount rate to 4.60% in 2014 from 4.10% in 2013 and lower amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $1 million for both the first three months of 2014 and 2013.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2014, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.8 billion, consisting of approximately 49% equity securities, 32% fixed income securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a cash contribution of $58 million to the qualified pension plan in the first quarter of 2014 and an additional contribution of $205 million during April 2014. Additional required contributions of $180 million are expected to be made before year end. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $46 million in 2014.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the receipt of governmental and other approvals and favorable rulings associated with the agreed-upon transaction combining xpedx with Unisource, the successful fulfillment or waiver of all other closing conditions for the transaction without unexpected delays or conditions, and the successful closing of the transaction within the estimated timeframe; and (viii) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (ix) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 43 and 44 of International Paper’s 2013 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in response to Part I, Item 1A of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2014 - January 31, 2014	931,911	$47.60	931,480	$0.99
February 1, 2014 - February 28, 2014	3,682,664	47.40	2,110,056	0.89
March 1, 2014 - March 31, 2014	3,643,726	46.49	3,582,800	0.73
Total	8,258,301
(a) 1,633,965 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $1.5 Billion Share Repurchase Program announced on September 10, 2013.

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

INTERNATIONAL PAPER COMPANY (Registrant)

May 7, 2014	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

May 7, 2014	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller