Form 10-Q
period 2014-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2014-08-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 31, 2014 was 427,022,310.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales	$7,213	$7,335	$14,227	$14,425
Costs and Expenses
Cost of products sold	5,228	5,414	10,403	10,634
Selling and administrative expenses	527	515	1,055	1,082
Depreciation, amortization and cost of timber harvested	359	396	711	775
Distribution expenses	412	449	812	871
Taxes other than payroll and income taxes	50	47	97	96
Restructuring and other charges	324	(4)	841	55
Net bargain purchase gain on acquisition of business	—	(13)	—	(13)
Interest expense, net	165	168	307	332
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	148	363	1	593
Income tax provision (benefit)	28	94	(55)	25
Equity earnings (loss), net of taxes	41	(36)	8	(46)
Earnings (Loss) From Continuing Operations	161	233	64	522
Discontinued operations, net of taxes	(3)	24	(5)	50
Net Earnings (Loss)	158	257	59	572
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	(2)	(7)	(5)
Net Earnings (Loss) Attributable to International Paper Company	$161	$259	$66	$577
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.38	$0.53	$0.16	$1.19
Discontinued operations, net of taxes	(0.01)	0.05	(0.01)	0.11
Net earnings (loss)	$0.37	$0.58	$0.15	$1.30
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.38	$0.52	$0.16	$1.18
Discontinued operations, net of taxes	(0.01)	0.05	(0.01)	0.11
Net earnings (loss)	$0.37	$0.57	$0.15	$1.29
Average Shares of Common Stock Outstanding – assuming dilution	432.1	448.5	435.9	447.9
Cash Dividends Per Common Share	$0.3500	$0.3000	$0.7000	$0.6000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$164	$235	$71	$527
Discontinued operations, net of taxes	(3)	24	(5)	50
Net earnings (loss)	$161	$259	$66	$577
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Earnings (Loss)	$158	$257	$59	$572
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	69	76	121	154
Pension and postretirement liability adjustments:
U.S. plans	(3)	—	(106)	—
Non-U.S. plans	—	—	3	—
Change in cumulative foreign currency translation adjustment	75	(337)	93	(346)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	12	(15)	16	(10)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(4)	(12)	1	(9)
Total Other Comprehensive Income (Loss), Net of Tax	149	(288)	128	(211)
Comprehensive Income (Loss)	307	(31)	187	361
Net (earnings) loss attributable to noncontrolling interests	3	2	7	5
Other comprehensive (income) loss attributable to noncontrolling interests	1	14	3	15
Comprehensive Income (Loss) Attributable to International Paper Company	$311	$(15)	$197	$381
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,293	$1,802
Accounts and notes receivable, net	3,969	3,756
Inventories	2,798	2,825
Deferred income tax assets	307	302
Other current assets	384	340
Total Current Assets	8,751	9,025
Plants, Properties and Equipment, net	13,204	13,672
Forestlands	598	557
Investments	727	733
Financial Assets of Special Purpose Entities (Note 13)	2,136	2,127
Goodwill	4,007	3,987
Deferred Charges and Other Assets	1,379	1,427
Total Assets	$30,802	$31,528
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$952	$661
Accounts payable	2,918	2,900
Accrued payroll and benefits	454	511
Other accrued liabilities	1,069	1,055
Total Current Liabilities	5,393	5,127
Long-Term Debt	8,997	8,827
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,047	2,043
Deferred Income Taxes	3,587	3,765
Pension Benefit Obligation	2,099	2,205
Postretirement and Postemployment Benefit Obligation	389	412
Other Liabilities	599	702
Redeemable Noncontrolling Interest	—	163
Equity
Common stock, $1 par value, 2014 – 448.3 shares and 2013 – 447.2 shares	448	447
Paid-in capital	6,435	6,463
Retained earnings	4,235	4,446
Accumulated other comprehensive loss	(2,628)	(2,759)
	8,490	8,597
Less: Common stock held in treasury, at cost, 2014 – 20.980 shares and 2013 – 10.868 shares	968	492
Total Shareholders’ Equity	7,522	8,105
Noncontrolling interests	169	179
Total Equity	7,691	8,284
Total Liabilities and Equity	$30,802	$31,528
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net earnings (loss)	$59	$572
Discontinued operations, net of taxes	5	(50)
Earnings (loss) from continuing operations	64	522
Depreciation, amortization and cost of timber harvested	711	775
Deferred income tax provision, net	(162)	36
Restructuring and other charges	841	55
Pension plan contributions	(263)	(31)
Net bargain purchase gain on acquisition of business	—	(13)
Equity (earnings) loss, net	(8)	46
Periodic pension expense, net	194	279
Other, net	(18)	(36)
Changes in current assets and liabilities
Accounts and notes receivable	(207)	(334)
Inventories	8	(32)
Accounts payable and accrued liabilities	(68)	78
Interest payable	(12)	(17)
Other	(75)	(89)
Cash Provided By (Used For) Operations – Continuing Operations	1,005	1,239
Cash Provided By (Used For) Operations – Discontinued Operations	(5)	40
Cash Provided By (Used For) Operations	1,000	1,279
Investment Activities
Invested in capital projects	(634)	(488)
Acquisitions, net of cash acquired	—	(501)
Proceeds from sale of fixed assets	28	—
Other	(96)	(61)
Cash Provided By (Used For) Investment Activities – Continuing Operations	(702)	(1,050)
Cash Provided By (Used For) Investment Activities – Discontinued Operations	—	(3)
Cash Provided By (Used For) Investment Activities	(702)	(1,053)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(685)	(51)
Issuance of common stock	40	243
Issuance of debt	1,920	168
Reduction of debt	(1,435)	(160)
Change in book overdrafts	23	(79)
Dividends paid	(302)	(266)
Acquisition of redeemable noncontrolling interest	(105)	—
Debt tender premiums paid	(257)	—
Redemption of preferred securities	—	(150)
Other	(12)	(12)
Cash Provided By (Used For) Financing Activities	(813)	(307)
Effect of Exchange Rate Changes on Cash	6	(16)
Change in Cash and Temporary Investments	(509)	(97)
Cash and Temporary Investments
Beginning of period	1,802	1,302
End of period	$1,293	$1,205
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
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Share-Based Payment
In June 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That Performance Target Could Be Achieved After the Requisite Service Period." This guidance provides that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, an entity should not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the provisions of this guidance.
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company is currently evaluating the provisions of this guidance. Early adoption is permitted.
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

NOTE 3 - EQUITY
A summary of the changes in equity for the six-month periods ended June 30, 2014 and 2013 is provided below:

	Six Months Ended June 30,
	2014			2013
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$8,105	$179	$8,284	$6,304	$332	$6,636
Issuance of stock for various plans, net	182	—	182	345	—	345
Repurchase of stock	(685)	—	(685)	(51)	—	(51)
Common stock dividends ($0.7000 per share in 2014 and $0.6000 per share in 2013)	(312)	—	(312)	(272)	—	(272)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities, net	—	—	—	—	7	7
Acquisition of redeemable noncontrolling interests	41	—	41	—	—	—
Remeasurement of redeemable noncontrolling interest	(6)	—	(6)	—	—	—
Comprehensive income (loss)	197	(10)	187	381	(20)	361
Ending Balance, June 30	$7,522	$169	$7,691	$6,707	$318	$7,025
NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended June 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2014	$(2,153)	$(629)	$4	$(2,778)
Other comprehensive income (loss) before reclassifications	(3)	75	12	84
Amounts reclassified from accumulated other comprehensive income	69	—	(4)	65
Net Current Period Other Comprehensive Income (Loss)	66	75	8	149
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2014	$(2,087)	$(553)	$12	$(2,628)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended June 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2013	$(3,518)	$(254)	$10	$(3,762)
Other comprehensive income (loss) before reclassifications	—	(337)	(15)	(352)
Amounts reclassified from accumulated other comprehensive income	76	—	(12)	64
Net Current Period Other Comprehensive Income (Loss)	76	(337)	(27)	(288)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	14	—	14
Balance, June 30, 2013	$(3,442)	$(577)	$(17)	$(4,036)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(103)	93	16	6
Amounts reclassified from accumulated other comprehensive income	121	—	1	122
Net Current Period Other Comprehensive Income (Loss)	18	93	17	128
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	3	—	3
Balance, June 30, 2014	$(2,087)	$(553)	$12	$(2,628)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the six-month period ended June 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	—	(363)	(10)	(373)
Amounts reclassified from accumulated other comprehensive income	154	17	(9)	162
Net Current Period Other Comprehensive Income (Loss)	154	(346)	(19)	(211)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	15	—	15
Balance, June 30, 2013	$(3,442)	$(577)	$(17)	$(4,036)
(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month and six-month periods ended June 30:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	$(3)	$(9)	$(5)	(b)	Cost of products sold
Actuarial gains/(losses)	(108)	(122)	(189)	(247)	(b)	Cost of products sold
Total pre-tax amount	(113)	(125)	(198)	(252)
Tax (expense)/benefit	44	49	77	98
Net of tax	(69)	(76)	(121)	(154)

Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	—	—	—	(17)		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	—	—	—	(17)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	4	18	(4)	13	(c)	Cost of products sold
Total pre-tax amount	4	18	(4)	13
Tax (expense)/benefit	—	(6)	3	(4)
Net of tax	4	12	(1)	9
Total reclassifications for the period	$(65)	$(64)	$(122)	$(162)
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2014	2013	2014	2013
Earnings (loss) from continuing operations	$164	$235	$71	$527
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$164	$235	$71	$527
Average common shares outstanding	428.9	444.9	432.2	443.2
Effect of dilutive securities (a)
Restricted stock performance share plan	3.1	3.3	3.6	4.3
Stock options	0.1	0.3	0.1	0.4
Average common shares outstanding – assuming dilution	432.1	448.5	435.9	447.9
Basic earnings (loss) from continuing operations per common share	$0.38	$0.53	$0.16	$1.19
Diluted earnings (loss) from continuing operations per common share	$0.38	$0.52	$0.16	$1.18
(a) Securities are not included in the table in periods when antidilutive.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2014: During the three months ended June 30, 2014, restructuring and other charges totaling $324 million before taxes ($207 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$49	$30
Early debt extinguishment costs	262	160
xpedx transaction costs	18	20
Brazil packaging	(7)	(5)
Other	2	2
Total	$324	$207
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

(a) During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first quarter of 2014 and second quarter of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges.
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
NOTE 7 - ACQUISITIONS AND JOINT VENTURES
Olmuksan
2014: In May 2014, the Company launched a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The tender offer was completed in June 2014. As of June 30, 2014, the Company owned 89.6% of Olmuksan's outstanding and issued shares.
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S., now called Olmuksan International Paper Ambalaj Sanayi ve Ticaret A.S. (Olmuksan), for a purchase price of $56 million. The acquired shares represent 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the remaining 12.6% owned by other parties have been considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million which was recognized in the second quarter of 2013. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified as expense in the first quarter of 2013 from accumulated other comprehensive income. The $17 million reclassification of the cumulative translation balance was offset by the initial estimate of a bargain purchase gain of $21 million which was recorded in the 2013 first-quarter and second-quarter earnings.

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
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was not included in the purchase price, was placed in an escrow account pending resolution of certain open matters which, if successfully resolved, would then be paid to Jari and added to the final purchase consideration. During the second quarter of 2014, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Retained earnings on the consolidated balance sheet.
2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's investment in Orsa IP is approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.
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
Other
On July 1, 2014, International Paper announced the completion of the previously announced spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv).
The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received a payment of approximately $400 million, subject to adjustments, financed with new debt in Veritiv's capital structure. Immediately following the distribution, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., merged with and into Veritiv, with the parent company of UWW Holdings, Inc. receiving 7,840,000 unregistered shares of Veritiv common stock as merger consideration.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	June 30, 2014	December 31, 2013
Temporary investments	$890	$1,398

Accounts and Notes Receivable

In millions	June 30, 2014	December 31, 2013
Accounts and notes receivable, net:
Trade	$3,671	$3,497
Other	298	259
Total	$3,969	$3,756

Inventories

In millions	June 30, 2014	December 31, 2013
Raw materials	$363	$372
Finished pulp, paper and packaging	1,840	1,834
Operating supplies	566	572
Other	29	47
Total	$2,798	$2,825

Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Depreciation expense	$331	$360	$657	$716
Valuation Accounts

Certain valuation accounts were as follows:

In millions	June 30, 2014	December 31, 2013
Accumulated depreciation	$21,220	$20,074
Allowance for doubtful accounts	104	109
There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2014 or 2013.

Interest

Cash payments related to interest were as follows:

	Six Months Ended June 30,
In millions	2014	2013
Interest payments	$354	$384

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Interest expense (a)	$177	$181	$340	$358
Interest income (a)	12	13	33	26
Capitalized interest costs	6	4	12	8

(a)
Interest expense and interest income exclude approximately $9 million and $19 million for the three months and six months ended June 30, 2014 and $11 million and $24 million for the three months and six months ended June 30, 2013, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Service cost	$1	$1	$1	$1
Interest cost	3	3	7	7
Actuarial loss	1	—	2	3
Amortization of prior service credit	(4)	(6)	(7)	(12)
Net postretirement benefit expense	$1	$(2)	$3	$(1)

Other
Selling and administrative expenses included $2 million ($1 million after taxes) and $14 million ($8 million after taxes) for the three months and six months ended June 30, 2014 and $14 million ($8 million after taxes) and $26 million ($16 million after taxes) for the three months and six months ended June 30, 2013 for integration costs associated with the Temple-Inland acquisition.
NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2014:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2014
Goodwill	$3,430	$2,311		$1,787	$400	$7,928
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(400)	(3,941)
	3,430	434		123	—	3,987
Reclassifications and other (b)	14	20		(3)	—	31
Additions/reductions	—	(11)	(c)	—	—	(11)
Balance as of June 30, 2014
Goodwill	3,444	2,320		1,784	400	7,948
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(400)	(3,941)
Total	$3,444	$443		$120	$—	$4,007

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	June 30, 2014		December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$646	$175	$602	$139
Non-compete agreements	78	52	76	46
Tradenames, patents and trademarks	62	40	67	33
Land and water rights	80	8	76	5
Fuel and power agreements	6	3	7	2
Software	24	22	17	15
Other	46	17	75	32
Total	$942	$317	$920	$272

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Amortization expense related to intangible assets	$20	$19	$40	$36
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Six Months Ended June 30,
In millions	2014	2013
Income tax payments, net	$143	$164
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2014:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2013	$(161)	$(54)
Activity for three months ended March 31, 2014	5	9
Activity for the three months ended June 30, 2014	—	2
Balance at June 30, 2014	$(156)	$(43)
The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.
Included in the Company’s income tax provisions for the six months ended June 30, 2014 and 2013, are $317 million and $126 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2014	2013
Special items	$(335)	$(37)
Tax-related adjustments:
State legislative changes	10	—
IRS audit settlement	—	(91)
Internal restructurings	9	—
Other	(1)	2
Income tax provision (benefit) related to special items	$(317)	$(126)
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $98 million in the aggregate at June 30, 2014.
Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the EPA a remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $50 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $42 million at June 30, 2014. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code and the Texas Administrative Code, which provide for the imposition of civil penalties between $50 and $25,000 per day. Trial is currently scheduled for September 2014. The case is in the pre-trial phase and it continues to be premature to predict the outcome or to estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by approximately 400 local fishermen seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. Trial is currently scheduled for December 2014. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. Trial is currently scheduled for February 2015. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
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

In December 2013, the district attorney for Washington Parish, in which the Bogalusa mill is located, filed a lawsuit against TIN Inc. and International Paper in Louisiana state court alleging that there are additional damages arising from the Bogalusa Incident that were not resolved by a November 2011 settlement between TIN Inc. and the Louisiana Fish and Wildlife Department (LDWF). That settlement resolved a LDWF claim for wildlife injury damages caused by the Bogalusa Incident and the validity of the settlement was upheld by the Louisiana Supreme Court. On July 17, 2014, the state court granted TIN's and International Paper's motions to dismiss the December lawsuit.
Legal Proceedings
Antitrust: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The Company disputes the allegations made and is vigorously defending each action. However, because the federal action is in the discovery stage and the Tennessee action is in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. The Company disputes the allegations made and intends to vigorously defend the consolidated actions. In addition, in September 2013, purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. The Company intends to dispute the allegations made and to vigorously defend the litigation. Because the U.S. cases are in the discovery phase and the Canadian cases are in a preliminary stage, we are unable to predict an outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the six months ended June 30, 2014 and the year ended December 31, 2013.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.4 billion and $5.3 billion of International Paper debt obligations held by these Entities at June 30, 2014 and December 31, 2013, respectively. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $59 million and $67 million at June 30, 2014 and December 31, 2013, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $107 million and $79 million is included in Notes payable and current maturities of long-term debt at June 30, 2014 and December 31, 2013, respectively.
Activity between the Company and the Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Revenue (a)	$9	$11	$19	$24
Expense (a)	18	19	36	41
Cash receipts (b)	—	—	12	19
Cash payments (c)	—	—	37	45

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of June 30, 2014, the fair value of the notes was $2.50 billion.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of June 30, 2014, the fair value of this debt was $2.41 billion.
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Revenue (a)	$6	$7	$12	$14
Expense (b)	6	7	12	15
Cash receipts (c)	2	2	4	4
Cash payments (d)	4	5	9	11

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $4 million and $9 million for the three months and six months ended June 30, 2014 and 2013, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $1 million and $3 million for the three months and six months ended June 30, 2014 and 2013, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of June 30, 2014, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. Distributions paid to the third-party investor were $1 million for the six months ended June 30, 2013. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Early debt reductions (a)	$1,030	$32	$1,039	$58
Pre-tax early debt extinguishment costs (b)	262	3	262	9

(a)
Reductions related to notes with interest rates ranging from 5.00% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2018 to 2027 for the three months ended June 30, 2014 and 2013, respectively, and from 5.00% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2014 to 2027 for the six months ended June 30, 2014 and 2013, respectively.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
In June 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $957 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $257 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Subsequent to June 30, 2014, the Company repaid approximately $3 million of additional notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019.
During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed.
During the first quarter of 2013, International Paper borrowed $260 million under a receivable securitization facility at a rate of 0.95% payable monthly. Prior to June 30, 2013, International Paper fully repaid the $260 million borrowed.
At June 30, 2014, the fair value of International Paper’s $9.9 billion of debt was approximately $11.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 13 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2014	December 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	395	502
British pounds / Brazilian real – Forward	10	17
European euro / Brazilian real – Forward	18	27
European euro / Polish zloty – Forward	258	252
U.S. dollar / Brazilian real – Forward	178	290
U.S. dollar / Brazilian real – Zero-cost collar	—	18
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	230	175
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar	11	157
Mexican peso / U.S. dollar	187	—

(a)	These contracts had maturities of three years or less as of June 30, 2014.

(b)	These contracts had maturities of one year or less as of June 30, 2014.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Foreign exchange contracts	$12	$(15)	$16	$(10)
Total	$12	$(15)	$16	$(10)
During the next 12 months, the amount of the June 30, 2014 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $7 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$4	$12	$(1)	$9	Cost of products sold
Total	$4	$12	$(1)	$9

	Gain (Loss) Recognized						Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2014		2013	2014		2013
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$2		$—	$3		$2	Cost of products sold
Embedded derivatives	—		—	—		(1)	Interest expense, net
Foreign exchange contracts	—		(1)	—		(5)	Cost of products sold
Interest rate contracts	9	(a)	5	12	(a)	10	Interest expense, net
Total	$11		$4	$15		$6

(a)	Excluding cost of $6 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2014			2013
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
First Quarter	$55	$—	$—	$—	$—	$—
Total	$55	$—	$—	$—	$—	$—
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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$19	(a)	$37	(d)	$3	(e)	$33	(f)
Interest rate contracts - fair value	1	(b)	—		—		1	(g)
Total derivatives designated as hedging instruments	20		37		3		34
Derivatives not designated as hedging instruments
Electricity contract	2	(c)	2	(c)	—		—
Total derivatives not designated as hedging instruments	2		2		—		—
Total derivatives	$22		$39		$3		$34

(a)	Includes $13 million recorded in Other current assets and $6 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other current assets in the accompanying consolidated balance sheet.

(d)	Includes $23 million recorded in Other current assets and $14 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(f)	Includes $24 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(g)	Included in Other liabilities in the accompanying consolidated balance sheet.
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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $1 million and $3 million as of June 30, 2014 and December 31, 2013, respectively. The Company was not required to post any collateral as of June 30, 2014 or December 31, 2013. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
NOTE 16 - RETIREMENT PLANS
International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004, are not eligible for the Pension Plan, but receive a company contribution to their individual savings plan accounts; however, salaried employees hired by Temple Inland prior to March 1, 2007 also participate in the Pension Plan.
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
In connection with the Temple-Inland acquisition in February 2012, International Paper assumed responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland.

The Company will freeze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP for all service on or after January 1, 2019. In addition, compensation under the Temple-Inland Retirement Plan and the Temple-Inland Supplemental Executive Retirement Plan (collectively, the Temple Retirement Plans) will also be frozen beginning January 1, 2019. Credited service was previously frozen for the Temple Retirement Plans. This change will not affect benefits accrued through December 31, 2018. Due to the announcement of the pension freeze, the net pension plan obligations were determined on February 28, 2014, including the effect of the remeasurement and curtailment. This resulted in a net increase to the projected benefit obligation of approximately $170 million ($103 million net of tax) during the first quarter of 2014.
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Service cost	$35	$47	$73	$95
Interest cost	147	143	300	287
Expected return on plan assets	(192)	(182)	(381)	(364)
Actuarial loss	106	122	186	244
Amortization of prior service cost	8	9	16	17
Net periodic pension expense	$104	$139	$194	$279
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made cash contributions of $263 million to the qualified pension plan in the first six months of 2014 and a $90 million cash contribution in July 2014. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $25 million for the six months ended June 30, 2014.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of June 30, 2014, 16.3 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Total stock-based compensation expense (selling and administrative)	$39	$31	$52	$71
Income tax benefits related to stock-based compensation	2	8	87	67
At June 30, 2014, $166 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.
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
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected volatility	25.30% - 55.33%	25.25% - 62.58%	25.30% - 55.33%	25.25% - 62.58%
Risk-free interest rate	0.13% - 0.78%	0.20% - 0.99%	0.13% - 0.78%	0.20% - 0.99%
The following summarizes the activity for PSP for the six months ended June 30, 2014:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	8,117,489	$31.20
Granted	3,572,823	48.26
Shares Issued	(3,974,795)	37.24
Forfeited	(450,303)	43.24
Outstanding at June 30, 2014	7,265,214	$35.54
 Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted in 2014 represent replacement options from a stock swap.
A summary of option activity under the plan as of June 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,752,789	$39.80
Granted	2,232	48.70
Exercised	(1,120,032)	39.49
Expired	(19,996)	39.81
Outstanding at June 30, 2014	614,993	$40.40	0.38	$6,193
All options were fully vested and exercisable as of June 30, 2014.

Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the six months ended June 30, 2014:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	112,374	$36.24
Granted	4,500	46.09
Shares Issued	(18,107)	35.21
Forfeited	—	—
Outstanding at June 30, 2014	98,767	$36.88
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, Consumer Packaging and Distribution, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.
Sales by industry segment for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Industrial Packaging	$3,800	$3,780	$7,493	$7,340
Printing Papers	1,421	1,540	2,827	3,080
Consumer Packaging	843	855	1,672	1,685
Distribution	1,326	1,405	2,628	2,790
Corporate and Intersegment Sales	(177)	(245)	(393)	(470)
Net Sales	$7,213	$7,335	$14,227	$14,425
Operating profit by industry segment for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2014		2013		2014		2013
Industrial Packaging	$537	(a)	$474	(e)	$990	(a)	$829	(e)
Printing Papers	69	(b)	76		(341)	(b)	225
Consumer Packaging	33	(c)	51	(f)	50	(c)	58	(f)
Distribution	12	(d)	—	(g)	17	(d)	(5)	(g)
Operating Profit	651		601		716		1,107
Interest expense, net	(165)		(168)	(h)	(307)		(332)	(h)
Noncontrolling interests/equity earnings adjustment (i)	3		4		3		4
Corporate items, net	—		—		(9)		(22)
Restructuring and other charges	(280)		9		(297)		3
Non-operating pension expense	(61)		(83)		(105)		(167)
Earnings (loss) from continuing operations before income taxes and equity earnings	$148		$363		$1		$593
Equity earnings (loss), net of taxes – Ilim	$43		$(34)		$12		$(45)

(a) Includes charges of $2 million for the three months ended June 30, 2014 and $14 million for the six months ended June 30, 2014 for integration costs associated with the acquisition of Temple-Inland, a gain of $7 million for the three months ended June 30, 2014 and a net gain of $5 million for the six months ended June 30, 2014 associated with our Brazil Packaging business, and charges of $2 million for the three months ended June 30, 2014 and net charges of $2 million for the six months ended June 30, 2014 for other items.
(b) Includes charges of $49 million for the three months ended June 30, 2014 and $544 million for the six months ended June 30, 2014 for costs associated with the shutdown of our Courtland, Alabama mill.
(c) Includes a charge of $1 million for the three months ended June 30, 2014 and $2 million for the six months ended June 30, 2014 for costs associated with the Ontario sheet plant closure.

(d) Includes a gain of $1 million for the three months ended June 30, 2014 and a net charge of $1 million for the six months ended June 30, 2014 for costs associated with the restructuring of our xpedx operations.
(e) Includes charges of $14 million for the three months ended June 30, 2013 and $26 million for the six months ended June 30, 2013 for integration costs associated with the acquisition of Temple-Inland, a gain of $13 million for the three months ended June 30, 2013 and $14 million for the six months ended June 30, 2013 for a bargain purchase adjustment on the first quarter 2013 acquisition of a majority share of our operations in Turkey, and charges of $2 million for the three months ended June 30, 2013 and $5 million for the six months ended June 30, 2013 for other items.
(f) Includes charges of $1 million for the three months ended June 30, 2013 and $45 million for the six months ended June 30, 2013 for costs associated with the permanent shutdown of a paper machine at our Augusta mill.
(g) Includes charges of $17 million for the three months ended June 30, 2013 and $24 million for the six months ended June 30, 2013 for costs associated with the restructuring of the Company's xpedx operations.
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
EXECUTIVE SUMMARY
International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.95 in the second quarter of 2014, compared with 2014 first-quarter earnings of $0.61 and 2013 second-quarter earnings of $0.64. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.37 in the second quarter of 2014, compared with $(0.21) in the first quarter of 2014 and $0.57 in the second quarter of 2013.
We delivered strong earnings performance in the 2014 second quarter driven by volume growth, particularly in our North American Industrial Packaging business, as well as solid operating performance in our other key businesses. We successfully rebounded from the 2014 first quarter severe weather events that impacted our North American businesses but still faced relatively high input costs during the 2014 second quarter. We successfully grew our margins during the 2014 second quarter through continued realization of previously announced price increases and lower operating costs. We successfully executed on our planned maintenance outages in what was the peak maintenance outage quarter. The 2014 second quarter also reflects solid operational performance from the Ilim joint venture which continues to benefit from the ramp up of the two capital projects. During the 2014 second quarter, we completed a bond issue and related tender offer which enabled us to address outstanding debt due in 2018 and 2019 as well as shift from higher cost to lower cost debt.
The 2014 second quarter reflected sequential improvements in volumes, operations and input costs associated with the non-repeat of the significant adverse weather events that impacted much of the US in the 2014 first quarter. Beyond the benefit from the non-repeat of the adverse weather conditions, our North American Industrial Packaging business had higher volumes associated with seasonal demand increases. Prices averaged higher than the previous quarter particularly in our North American businesses, driven by the continued realization of previously announced price increases. While input costs remain relatively high, our North American Industrial Packaging and Printing Papers and Pulp businesses experienced lower input costs versus the 2014 first quarter, particularly lower energy costs. Maintenance outages were higher than the 2014 first quarter with significant outages in our North American Industrial Packaging, Printing Papers and Pulp and European Printing Papers businesses. Finally, for our Ilim joint venture, the benefit associated with continued improvements in operational performance was offset by lower pulp prices in China. Ilim’s 2014 second quarter results also benefited from favorable foreign currency movements associated with Ilim’s US dollar denominated debt.
Looking ahead to the 2014 third quarter, we expect relatively stable volumes across much of our business. Pricing is expected to remain stable with some improvements in our North American Pulp and Consumer Packaging businesses. Input costs are expected to remain elevated with potential increases in wood, energy and chemical costs impacting our North American Industrial Packaging and Printing Papers and Pulp businesses. We also expect increased energy and fiber costs to impact our Brazil Printing Papers business. Maintenance outage costs will decrease in the 2014 third quarter coming off of the peak maintenance outage quarter. For Ilim, the 2014 third quarter will not benefit from the repeat of the favorable foreign currency movement associated with the Ilim’s dollar denominated debt. Additionally, outage costs at Ilim will be higher in the 2014 third quarter. Finally, the 2014 third quarter will not include the results of our xpedx business following the completion of the spin-off transaction on July 1, 2014. The spin-off of xpedx will impact our 2014 third quarter earnings both from the business not being included in our results as well as from unabsorbed transitional costs which are expected to be reduced over time.
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

International Paper Company common shareholders.

	Three Months Ended June 30,		Three Months Ended March 31,
	2014	2013	2014
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.95	$0.64	$0.61
Non-operating pension per share	(0.09)	(0.11)	(0.06)
Special items per share	(0.48)	(0.01)	(0.76)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.38	0.52	(0.21)
Discontinued operations per share	(0.01)	0.05	—
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.37	$0.57	$(0.21)
RESULTS OF OPERATIONS
For the second quarter of 2014, International Paper Company reported net sales of $7.2 billion, compared with $7.0 billion in the first quarter of 2014 and $7.3 billion in the second quarter of 2013.
Net earnings attributable to International Paper totaled $161 million, or $0.37 per share, in the 2014 second quarter. This compared with $259 million, or $0.57 per share, in the second quarter of 2013 and a loss of $95 million or $0.21 per share, in the first quarter of 2014.

Earnings From Continuing Operations Attributable to
International Paper Company
(after tax, in millions)
$500
$400
$300
$200
$100
$0
$235
$129
($33)
($31)
($27)
($5)
$20
$77
$2
($11)
$14
($206)
$164
Q2 2013
Price
Volume
Cost/Operations/Mix
Raw Materials and Freight
Corporate Items / Other
Bad Debt
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q2 2014

Earnings from continuing operations attributable to International Paper Company were $164 million in the second quarter of 2014 compared with earnings of $235 million in the second quarter of 2013 and a loss of $93 million in the first quarter of 2014. Compared with the second quarter of 2013, the 2014 second quarter reflects higher average sales price realizations ($129 million), the absence of a provision for a bad debt related to a large envelope customer that was booked in the second quarter of 2013 ($20 million), lower net interest expense ($2 million), and lower non-operating pension expense ($14 million). These benefits were offset by lower sales volumes ($33 million), higher operating costs ($31 million) including closure and transition costs associated with the Courtland mill closure, higher raw material and freight costs ($27 million), higher other items ($5 million) and higher tax expense ($11 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $77 million higher in the 2014 second quarter than in the 2013 second quarter. Net special items were a loss of $208 million in the 2014 second quarter including $160 million of debt extinguishment costs, compared with a loss of $2 million in the 2013 second quarter.

The financial impact associated with the adverse weather that affected the U.S. during the first quarter of 2014 has been included within the corresponding explanations that follow. Compared with the first quarter of 2014, earnings benefited from higher average sales price realizations ($20 million), higher sales volumes ($35 million), lower operating costs ($51 million) including closure and transition costs associated with the Courtland mill closure, lower raw material and freight costs ($13 million), and lower corporate and other items ($9 million). These benefits were offset by higher mill maintenance outage costs ($39 million), higher net interest expense ($15 million), a higher tax expense ($4 million) and higher non-operating pension expense ($10 million). Equity earnings, net of taxes, for Ilim Holding, S.A. increased by $74 million versus the 2014 first quarter. Net special items were a loss of $208 million in the 2014 second quarter compared with a loss of $331 million, including $302 million associated with the Courtland mill shutdown, in the 2014 first quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	June 30		March 31,
In millions	2014	2013	2014
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$164	$235	$(93)
Add back (deduct):
Income tax provision (benefit)	28	94	(83)
Equity (earnings) loss, net of taxes	(41)	36	33
Noncontrolling interests, net of taxes	(3)	(2)	(4)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	148	363	(147)
Interest expense, net	165	168	142
Noncontrolling interests / equity earnings included in operations	(3)	(4)	—
Corporate items	—	—	9
Special items	280	(9)	17
Non-operating pension expense	61	83	44
	$651	$601	$65
Industry Segment Operating Profit:
Industrial Packaging	$537	$474	$453
Printing Papers	69	76	(410)
Consumer Packaging	33	51	17
Distribution	12	—	5
Total Industry Segment Operating Profit	$651	$601	$65

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$601
$183
($47)
($44)
($38)
$28
($7)
($25)
$651
Q2 2013
Price
Volume
Cost/Operations/Mix
Raw Materials and Freight
Bad Debt
Other
Special Items
Q2 2014

Total industry segment operating profits of $651 million in the 2014 second quarter were higher than the $601 million in the 2013 second quarter and the $65 million in the 2014 first quarter. Compared with the second quarter of 2013, operating profits in the current quarter benefited from higher average sales price realizations ($183 million) and the absence of a provision for bad debt related to a large envelope customer that was booked in the second quarter of 2013 ($28 million). These benefits were offset by lower sales volumes ($47 million), higher operating costs ($44 million), higher raw material and freight costs ($38 million) and higher other costs ($7 million). Special items were a loss of $46 million in the 2014 second quarter compared with a loss of $21 million in the 2013 second quarter.
The financial impact associated with the adverse weather that affected the U.S. during the first quarter of 2014 has been included within the corresponding explanations that follow. Compared with the first quarter of 2014, operating profits benefited from higher average sales price realizations ($29 million), higher sales volumes ($51 million), lower operating costs ($76 million) including costs associated with the Courtland mill closure, lower raw material and freight costs ($19 million) and lower other items ($2 million). These benefits were offset by higher mill maintenance outage costs ($57 million). Special items were a loss of $46 million in the 2014 second quarter compared with a loss of $512 million, including $495 million associated with the Courtland mill shutdown, in the 2014 first quarter.
During the 2014 second quarter, International Paper took approximately 290,000 tons of downtime of which approximately 58,000 tons were market-related compared with approximately 225,000 tons of downtime, which included about 1,000 tons that were market-related, in the 2013 second quarter. During the 2014 first quarter, International Paper took approximately 233,000 tons of downtime of which approximately 60,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2014	2013	2014	2013
Industrial Packaging
North American Corrugated Packaging	2,633	2,679	5,149	5,228
North American Containerboard	763	861	1,509	1,719
North American Recycling	709	580	1,313	1,161
North American Saturated Kraft	47	49	94	89
North American Gypsum/Release Kraft	43	36	80	66
North American Bleached Kraft	7	40	14	71
EMEA Industrial Packaging	341	332	692	671
Asian Box	100	101	193	201
Brazilian Packaging (b)	83	82	162	123
Industrial Packaging	4,726	4,760	9,206	9,329
Printing Papers
U.S. Uncoated Papers	474	624	973	1,254
EMEA and Russian Uncoated Papers	385	339	760	668
Brazilian Uncoated Papers	272	279	543	543
Indian Uncoated Papers	57	57	115	117
Uncoated Papers	1,188	1,299	2,391	2,582
Market Pulp (c)	428	427	841	859
Consumer Packaging
North American Consumer Packaging	382	410	733	779
EMEA Coated Paperboard	78	90	162	181
Asian Coated Paperboard	325	338	675	698
Consumer Packaging	785	838	1,570	1,658

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
Income Taxes
An income tax provision of $28 million was recorded for the 2014 second quarter. Excluding a benefit of $118 million related to the tax effects of special items and a benefit of $24 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
An income tax benefit of $83 million was recorded for the 2014 first quarter. Excluding a tax benefit of $198 million related to the tax effects of special items and a benefit of $17 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 31% for the quarter.
An income tax provision of $94 million was recorded for the 2013 second quarter. Excluding a benefit of $10 million related to the tax effects of special items and a benefit of $32 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2014 second quarter was $165 million compared with $142 million in the 2014 first quarter and $168 million in the 2013 second quarter.

Corporate items, net, were $0 million in the 2014 second quarter compared with an expense of $9 million in the 2014 first quarter, and $0 million in the 2013 second quarter.
Restructuring and Other Charges
2014: During the three months ended June 30, 2014, restructuring and other charges totaling $324 million before taxes ($207 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$49	$30
Early debt extinguishment costs	262	160
xpedx transaction costs	18	20
Brazil packaging	(7)	(5)
Other	2	2
Total	$324	$207
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

(a) During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first quarter of 2014 and second quarter of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges.
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
Other
On July 1, 2014, International Paper announced the completion of the previously announced spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv).
The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received a payment of approximately $400 million, subject to adjustments, financed with new debt in Veritiv's capital structure. Immediately following the distribution, UWW Holdings, Inc., the parent company of Unisource Worldwide, Inc., merged with and into Veritiv, with the parent company of UWW Holdings, Inc. receiving 7,840,000 unregistered shares of Veritiv common stock as merger consideration.
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the second quarter of 2014.
Industrial Packaging

	2014			2013
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,800	$3,693	$7,493	$3,780	$3,560	$7,340
Operating Profit	537	453	990	474	355	829
Industrial Packaging net sales for the second quarter of 2014 were 3% higher than in the first quarter of 2014 and 1% higher than in the second quarter of 2013. Operating profits in the second quarter of 2014 included charges of $2 million for integration costs associated with the Temple-Inland acquisition, a gain of $7 million related to our Brazil Packaging business and net charges of $2 million for other items. Operating profits in the first quarter of 2014 included charges of $12 million for integration costs associated with the Temple-Inland acquisition and net charges of $2 million for other items. Operating profits in the second quarter of 2013 included charges of $14 million for integration costs associated with the Temple-Inland acquisition, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, and net charges of $2 million for other items. Excluding these items, operating profits in the second quarter of 2014 were 14% higher than in the first quarter of 2014 and 12% higher than in the second quarter of 2013.
North American Industrial Packaging net sales were $3.2 billion in the second quarter of 2014 compared with $3.1 billion in the first quarter of 2014 and $3.2 billion in the second quarter of 2013. Operating profits were $521 million ($523 million excluding Temple-Inland integration costs) in the second quarter of 2014 compared with $449 million ($460 million excluding Temple-Inland integration costs and a gain on the sale of a closed box plant facility) in the first quarter of 2014 and $454 million ($468 million excluding Temple-Inland acquisition costs) in the second quarter of 2013.
Sales volumes in the second quarter of 2014 were higher than in the first quarter of 2014 despite having the same number of shipping days for boxes, partially reflecting the recovery from the impact of adverse weather conditions during the first quarter of 2014. Containerboard sales volumes were higher for both domestic and export shipments. Total maintenance and market-related downtime were about flat quarter-over-quarter. Average sales prices were flat for both boxes and containerboard. Input costs decreased for energy, wood and recycled fiber. Planned maintenance downtime costs were $22 million higher in the 2014 second quarter with outages at eight mills compared with the 2014 first quarter which had outages at six mills. Manufacturing operating costs were lower largely due to the absence of the costs associated with the extreme cold weather that occurred in the first quarter of 2014.

Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 decreased due to one less shipping day for boxes. Total maintenance and market-related downtime was 79,000 tons higher in the second quarter of 2014 of which market-related downtime was 56,000 tons higher. Average sales price realizations were significantly higher due to sales price increases for boxes and domestic containerboard that were implemented in 2013. Input costs for wood and energy increased, partially offset by lower costs for starch and recycled fiber. Planned maintenance downtime costs were $19 million higher in the second quarter of 2014 compared with the second quarter of 2013.
Entering the third quarter of 2014, sales volumes are expected to be stable reflecting seasonally lower box shipments on a daily basis, but with one more shipping day. Input costs are expected to remain elevated. Planned maintenance downtime costs should be $68 million lower.
European Industrial Packaging net sales were $339 million in the second quarter of 2014 compared with $342 million in the first quarter of 2014 and $310 million in the second quarter of 2013. Operating profits were $9 million ($10 million excluding costs associated with the 2013 acquisition of a majority share of our operations in Turkey) in the second quarter of 2014 compared with $9 million in the first quarter of 2014 and $20 million ($8 million excluding a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey and restructuring costs) in the second quarter of 2013.
Sales volumes in the second quarter of 2014 were lower than in the first quarter of 2014 reflecting seasonally weaker market demand in Morocco for fruit and vegetable packaging largely offset by stronger demand for industrial packaging in the European markets. Average sales margins improved as box prices remained steady and board costs decreased. Input costs for energy were seasonally lower.
Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 increased reflecting recovering economic conditions and improved demand for industrial packaging. Average sales margins were slightly higher due to improved sales prices for boxes, partially offset by increased material costs. Other input costs were flat. Operating profits in the second quarter of 2013 included a $3 million insurance settlement related to the earthquakes in Northern Italy in May 2012 which affected our San Felice box plant.
Looking ahead to the third quarter of 2014, sales volumes are expected to be seasonally lower, primarily in the Moroccan fruit and vegetable packaging market. Average sales margins are expected to improve reflecting the full quarter impact of containerboard cost decreases and planned mix improvement initiatives.
Brazilian Industrial Packaging net sales were $97 million in the second quarter of 2014 compared with $85 million in the first quarter of 2014 and $100 million in the second quarter of 2013. Operating profits were $8 million ($1 million excluding a special items adjustment gain) in the second quarter of 2014 compared with a loss of $4 million ($2 million excluding acquisition costs) in the first quarter of 2014 and $0 million (a gain of $1 million excluding acquisition costs) in the second quarter of 2013.
Compared with the first quarter of 2014, sales volumes were seasonally higher in the second quarter of 2014. Average sales price realizations were higher reflecting the full realization of a box price increase announced in the 2014 first quarter. Input costs increased for chemicals and fuel. Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 increased slightly. Average sales price realizations were also higher. Input costs increased primarily for recycled fiber and chemicals. Operating profits in the third quarter of 2014 are expected to improve reflecting seasonally higher sales volumes. Planned maintenance downtime costs should be $3 million higher.
Asian Industrial Packaging net sales for the packaging operations were $89 million in the second quarter of 2014 compared with $86 million in the first quarter of 2014 and $100 million in the second quarter of 2013. Operating profits for the packaging operations were a loss of $2 million (a loss of $1 million excluding restructuring costs) in the second quarter of 2014 compared with a loss of $2 million (a loss of $1 million excluding restructuring costs) in the first quarter of 2014 and a loss of $1 million in the second quarter of 2013.
Net sales for the distribution operations were $65 million in the second quarter of 2014 compared with $96 million in the first quarter of 2014 and $80 million in the second quarter of 2013. Operating profits for the distribution operations were $1 million in the second quarter of 2014, $1 million in the first quarter of 2014 and $1 million in the second quarter of 2013.
Compared with the first quarter of 2014, sales volumes for the packaging business increased in the second quarter of 2014 despite softer than expected market demand. Average sales margins were squeezed reflecting declining sales prices resulting from competitive pressure. Operating profits in the third quarter of 2014 are expected to improve from the second quarter of 2014 reflecting the impact of initiatives to improve sales volumes and to reduce costs.

Printing Papers

	2014			2013
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,421	$1,406	$2,827	$1,540	$1,540	$3,080
Operating Profit	69	(410)	(341)	76	149	225
Printing Papers net sales for the second quarter of 2014 were 1% higher than in the first quarter of 2014 and 8% lower than in the second quarter of 2013. Operating profits in the second and first quarters of 2014 included charges of $49 million and $495 million, respectively, for costs associated with the closure of our Courtland, Alabama mill. Excluding these items, operating profits in the second quarter of 2014 were 39% higher than in the first quarter of 2014 and 55% higher than in the second quarter of 2013.
North American Printing Papers net sales were $500 million in the second quarter of 2014 compared with $515 million in the first quarter of 2014 and $645 million in the second quarter of 2013. Operating profits were a loss of $16 million (a gain of $33 million excluding mill closure costs) in the second quarter of 2014 compared with a loss of $484 million (a gain of $11 million excluding mill closure costs) in the first quarter of 2014 and a loss of $8 million in the second quarter of 2013.
Sales volumes in the second quarter of 2014 were lower compared with the first quarter of 2014 reflecting seasonally lower sales for the converting paper segment, the selective exit from the market of certain lower-margin grades due to the Courtland mill closure, as well as softer domestic market demand. Average sales price realizations increased in the domestic market due to partial realization of a late first-quarter 2014 price increase. Export average sales price realizations were also higher reflecting increased sales price realizations in the Latin American market. Input costs decreased, primarily for energy and wood. Planned maintenance downtime costs were $4 million higher with outages at the Eastover and Ticonderoga mills. Manufacturing operating costs were lower largely due to the recovery from the extreme cold weather during the first quarter of 2014. Operating profits were also favorably impacted by lower non-recurring costs associated with the shutdown of the Courtland mill.
Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 were significantly lower due to the closure of the Courtland mill and weaker market demand for uncoated freesheet paper. However, this negative impact was more than offset by increased average sales price realizations reflecting price increases implemented during 2013 and the first half of 2014 and a higher margin sales mix. Input costs were higher for wood and energy, but lower for chemicals. Planned maintenance downtime costs were $31 million lower than in the second quarter of 2013. Operating earnings in the second quarter of 2014 include $15 million of costs associated with the Courtland mill shutdown, while operating earnings in the second quarter of 2013 included a $28 million bad debt reserve due to the bankruptcy of a large envelope customer.
Entering the third quarter of 2014, sales volumes are expected to increase for uncoated freesheet paper in the domestic market. Average sales price realizations are expected to be stable, but average sales margins will be lower reflecting a less favorable customer mix. Input costs are expected to remain elevated. Planned maintenance downtime costs should be $20 million lower with no outages scheduled in the third quarter. Costs associated with the Courtland mill closure should be lower than in the second quarter.
European Printing Papers net sales were $380 million in the second quarter of 2014 compared with $375 million in the first quarter of 2014 and $360 million in the second quarter of 2013. Operating profits were $20 million in the second quarter of 2014 compared with $38 million in the first quarter of 2014 and $31 million in the second quarter of 2013.
Compared with the first quarter of 2014, sales volumes for uncoated freesheet paper in the second quarter of 2014 were seasonally higher in Russia, but were lower in Europe. Average sales price realizations for uncoated freesheet paper increased in Russia due to the implementation of a sales price increase for cutsize paper in the domestic market. In Europe, sales price realizations for uncoated freesheet paper were about flat, but pulp prices decreased. Input costs increased in both Russia and Europe, primarily for wood. Planned maintenance downtime costs were $23 million higher in the second quarter of 2014 which included outages at the Kwidzyn and Svetogorsk mills compared with a small outage at the Kwidzyn mill in the first quarter of 2014.
Sales volumes in the second quarter of 2014 compared with the second quarter of 2013 were higher, primarily for export shipments of uncoated freesheet paper in Russia, while sales volumes in Europe were about flat. Average sales price realizations for uncoated freesheet paper decreased due to weak economic conditions although a sales price increase was implemented in Russia during the current quarter. Input costs for wood were higher in both Russia and Europe. Planned maintenance downtime costs were $4 million higher in the second quarter of 2014 compared with the second quarter of 2013. Manufacturing operating costs were lower.

Looking forward to the third quarter of 2014, sales volumes are expected to be slightly higher in Europe and stable in Russia. Average sales price realizations for uncoated freesheet paper are expected to be about flat. Input costs are expected to be lower for wood in Europe, partially offset by higher costs for wood and energy in Russia. Planned maintenance downtime costs should be $23 million lower with only a small outage at the Kwidzyn mill scheduled during the third quarter.
Brazilian Printing Papers net sales were $262 million in the second quarter of 2014 compared with $245 million in the first quarter of 2014 and $270 million in the second quarter of 2013. Operating profits were $53 million in the second quarter of 2014, $45 million in the first quarter of 2014 and $59 million in the second quarter of 2013.
Sales volumes in the second quarter of 2014 were slightly higher than in the first quarter of 2014. Lower shipments of uncoated freesheet paper in the Brazilian domestic market were more than offset by higher shipments to the Latin American export markets and increased pulp sales. Average sales price realizations increased in the Brazilian market reflecting the full quarter impact of the implementation of first-quarter price increases in the cutsize and offset paper segments. Average sales price realizations were also higher in the Latin American export markets due to the partial realization of price increases announced during the second quarter. Average sales margins were positively impacted by the geographic mix. Higher input costs for wood and chemicals were offset by lower pulp and energy costs. Manufacturing operating costs were higher. Planned maintenance downtime costs were $1 million higher in the second quarter of 2014 compared with the first quarter of 2014 which included outages at the Tres Lagoas mill.
Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 decreased for uncoated freesheet paper reflecting weaker market demand in Brazil. Average sales price realizations improved for domestic uncoated freesheet paper due to price increases implemented in the second half of 2013 and during the first half of 2014. Input costs were higher for wood. Planned maintenance outage costs were flat.
Entering the third quarter of 2014, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the Brazilian and Latin American markets. Average sales price realizations are expected to be higher due to the full-quarter impact of the realization of sales price increases in the offset paper segment of the domestic Brazilian market. Average sales margins should also benefit from a more favorable geographic mix. Planned maintenance outage costs should be $1 million lower.
Indian Printing Papers net sales were $46 million in the second quarter of 2014 compared with $45 million in the first quarter of 2014 and $45 million ($44 million excluding excise duties which were included in net sales in 2013) in the second quarter of 2013. Operating profits were losses of $2 million in the second quarter of 2014, $2 million in the first quarter of 2014 and $3 million in the second quarter of 2013. Compared with the first quarter of 2014, sales volumes in the second quarter of 2014 were about flat as increased domestic sales offset lower sales to export markets. Average sales price realizations were marginally lower due to competitive pressures. Input costs for wood were flat. Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 were marginally higher. Average sales price realizations were higher, reflecting price increases implemented in 2013. Input costs for wood were higher.
Looking ahead to the third quarter of 2014, market demand is expected to begin to improve. Average sales price realizations should be stable compared to the second-quarter exit price. Planned maintenance downtime costs should be $2 million higher due to an outage planned at the Rajahmundry mill.
Asian Printing Papers net sales were $14 million in the second quarter of 2014 compared with $19 million in the first quarter of 2014 and $15 million in the second quarter of 2013. Operating profits were about breakeven in the second and first quarters of 2014 and the second quarter of 2013.
U.S. Market Pulp net sales were $219 million in the second quarter of 2014 compared with $207 million in the first quarter of 2014 and $205 million in the second quarter of 2013. Operating profits were $14 million in the second quarter of 2014 compared with a loss of $7 million in the first quarter of 2014 and a loss of $3 million in the second quarter of 2013.
Sales volumes in the second quarter of 2014 compared with the first quarter of 2014 were slightly higher reflecting growing demand for fluff pulp. Average sales price realizations for fluff pulp increased, but were slightly lower for market pulp. Operating costs improved due to better mill performance and the absence of costs associated with the poor weather conditions in the first quarter of 2014. Input costs were lower for chemicals, energy and wood. Planned maintenance downtime costs in the second quarter of 2014 were $1 million higher than in the first quarter of 2014.
Compared with the second quarter of 2013, sales volumes increased slightly in the second quarter of 2014 reflecting higher shipments of fluff pulp offset by lower market pulp shipments. Average sales margins increased due to higher sales price realizations and an improved product mix as the Franklin mill is at full fluff pulp production. Input costs were higher for wood and chemicals, partially offset by lower energy costs. Planned maintenance downtime costs and operating costs were flat.
Entering the third quarter of 2014, sales volumes are expected to be slightly lower with seasonality. Average sales price realizations are expected to improve reflecting the realization of announced price increases for fluff pulp. Both softwood pulp and hardwood pulp prices are expected to decline due to growing competitive pressure as global supplies increase. Input costs should be lower for wood, offset by higher costs for chemicals and energy. Planned maintenance downtime costs should be $3 million lower with an outage scheduled at the Franklin mill.
Consumer Packaging

	2014			2013
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$843	$829	$1,672	$855	$830	$1,685
Operating Profit	33	17	50	51	7	58
Consumer Packaging net sales in the second quarter of 2014 were 2% higher than in the first quarter of 2014 and 1% lower than in the second quarter of 2013. Operating profits included charges of $1 million in both the second quarter of 2014 and the first quarter of 2014 related to the closure of a sheet plant and a charge of $1 million in the second quarter of 2013 related to a paper machine shutdown at our Augusta mill. Excluding these items, operating profits in the second quarter of 2014 were 89% higher than in the first quarter of 2014 and 35% lower than in the second quarter of 2013.
North American Consumer Packaging net sales in the second quarter of 2014 were $505 million compared with $464 million in the first quarter of 2014 and $505 million in the second quarter of 2013. Operating profits were $21 million ($22 million excluding sheet plant closure costs) in the second quarter of 2014 compared with a loss of $7 million ($6 million excluding sheet plant closure costs) in the first quarter of 2014 and profits of $32 million ($33 million excluding paper machine shutdown costs) in the second quarter of 2013.
Coated Paperboard sales volumes in the second quarter of 2014 were higher than the first quarter of 2014 driven by continued strong market demand and the absence of the unfavorable weather events that occurred in the first quarter of 2014. Average sales price realizations improved reflecting the realization of sales price increases announced during the current quarter and the full quarter impact of sales price increases announced during the prior quarter. Operating costs were lower, primarily due to the recovery from the extreme weather conditions during the first quarter and good overall performance by the manufacturing facilities. Planned maintenance downtime costs were $1 million lower in the 2014 second quarter which included outages at the Riegelwood and Texarkana mills compared with the first quarter of 2014 which included an outage at the Augusta mill. Input costs for energy were slightly lower.
Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 decreased. Average sales price realizations were significantly higher due to the impact of price increases implemented in both 2014 and 2013. Input costs were higher for wood and energy. Planned maintenance downtime costs were $7 million higher in the 2014 second quarter compared with the 2013 second quarter which included outages at the Riegelwood and Texarkana mills. Operating costs were higher.
Foodservice sales volumes in the second quarter of 2014 were seasonally higher than in the first quarter of 2014. Average sales margins reflected slightly higher average sales price realizations and a favorable customer mix, but were negatively impacted by higher input costs for board and resins. Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 increased. Average sales margins improved slightly as higher average sales price realizations and a favorable customer mix were largely offset by higher input costs.
Looking forward to the third quarter of 2014, coated paperboard sales volumes are expected to be higher. Average sales margins are expected to increase due to the further realization of price increases announced in the second quarter and a more favorable mix. Planned maintenance downtime costs should be $18 million lower than in the second quarter of 2014 with no outages scheduled during the third quarter of 2014. Input costs for wood are expected to remain at high levels, but should decrease slightly, while energy costs are expected to increase. Foodservice sales volumes are expected to be seasonally higher and average sales margins are expected to improve due to the realization of price increases associated with July 1 contract openers.
European Consumer Packaging net sales were $85 million in the second quarter of 2014 compared with $91 million in the first quarter of 2014 and $95 million in the second quarter of 2013. Operating profits in the second quarter of 2014 were $11 million compared with $26 million in the first quarter of 2014 and $18 million in the second quarter of 2013.
Sales volumes in the second quarter of 2014 compared with the first quarter of 2014 were lower in both Russia and Europe. Average sales margins increased in Russia reflecting a slight decline in sales prices that was more than offset by a favorable mix. However, this benefit was offset by a decrease in average sales margins in Europe due to lower average sales prices and an unfavorable mix. Input costs were higher, primarily for wood. Planned maintenance downtime costs were $7 million higher in the second quarter of 2014 which included outages at the Kwidzyn and Svetogorsk mills compared with no outages in the first quarter of 2014. Operating costs were lower in Europe but the benefit was partially offset by slightly higher operating costs in Russia. Compared with the second quarter of 2013, sales volumes decreased in both Europe and Russia. However, average sales price realizations improved in both Russia and Europe. Planned maintenance downtime costs in the second quarter of 2014 compared with the second quarter of 2013 were flat. Input costs increased for wood. Operating costs were lower.
Entering the third quarter of 2014, sales volumes are expected to increase. Average sales margins are expected to decrease reflecting an unfavorable geographic mix in Europe and slightly lower margins in Russia. Planned maintenance downtime costs are expected to be $7 million lower with no outages scheduled in the third quarter. Input costs are expected to be lower for wood in Europe.
Asian Consumer Packaging net sales were $253 million in the second quarter of 2014, $274 million in the first quarter of 2014 and $255 million in the second quarter of 2013. Operating profits were $1 million in the second quarter of 2014 compared with a loss of $2 million in the first quarter of 2014 and profits of $1 million in the second quarter of 2013. Compared with the first quarter of 2014, sales volumes in the second quarter of 2014 were lower, reflecting highly competitive market conditions. Sales prices also remained under pressure due to the over-supplied market conditions. Input costs were about flat, while operating costs decreased. Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 were lower, but average sales margins improved due to a more favorable product mix.
Looking ahead to the third quarter of 2014, operating profits are expected to be lower reflecting the negative impact on sales volumes and sales prices of competitors bringing additional capacity into the market during the quarter.
Distribution

	2014			2013
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,326	$1,302	$2,628	$1,405	$1,385	$2,790
Operating Profit	12	5	17	—	(5)	(5)
Distribution net sales in the second quarter of 2014 were 2% higher than in the first quarter of 2014 and 6% lower than in the second quarter of 2013. Operating profits included a gain of $1 million in the second quarter of 2014 and net charges of $2 million and $17 million in the first quarter of 2014 and the second quarter of 2013, respectively, related to the reorganization of the Company’s xpedx operations. Excluding these items, operating profits in the second quarter of 2014 were 57% higher than in the first quarter of 2014 and 35% lower than in the second quarter of 2013.
Sales of papers and graphic arts products in the second quarter of 2014 totaled $735 million compared with $735 million in the first quarter of 2014 and $800 million in the second quarter of 2013. Trade margins as a percent of sales for printing papers were slightly up compared with the first quarter of 2014 and up from the second quarter of 2013. Packaging sales were $405 million in the second quarter of 2014, compared with $385 million in the first quarter of 2014 and $390 million in the second quarter of 2013. Trade margins as a percent of sales for packaging products were down from both the first quarter of 2014 and the second quarter of 2013. Sales of facility solutions products totaled $185 million in the second quarter of 2014, compared with $180 million in the first quarter of 2014 and $215 million in the second quarter of 2013.
Operating profits before reorganization costs in the second quarter of 2014 were $4 million higher than in the first quarter of 2014 due to lower operating expenses. Operating profits before reorganization costs in the second quarter of 2014 were $6 million lower than in the second quarter of 2013 due to a decline in sales.
The Distribution segment is comprised of the xpedx business which was spun-off from International Paper on July 1, 2014.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $43 million in the second quarter of 2014, compared with equity losses, net of taxes, of $31 million in the first quarter of 2014 and $34 million in the second quarter of 2013. In the second quarter of 2014, the after-tax foreign exchange impact was a gain of $29 million on the remeasurement of U.S. dollar-denominated debt compared with a loss of $45 million in the first quarter of 2014. Compared with the first quarter of 2014, in the second quarter of 2014 sales volumes were about flat. In the domestic market, shipments of pulp, containerboard and paper increased, but were offset by decreased shipments of pulp to China and other export markets. Average sales price realizations decreased for sales to export markets, especially for hardwood pulp, but were mostly offset by higher average sales price realizations in the domestic market, especially for softwood pulp and paper. Input costs for wood were seasonally higher. Operating costs improved despite costs associated with the annual outages at all three mills.
Compared with the second quarter of 2013, sales volumes in the second quarter of 2014 reflected increased sales of pulp and containerboard to China, and higher sales of containerboard and paper in the domestic market, partially offset by lower sales of pulp to the domestic market. Average sales price realizations were higher for softwood pulp and paper export sales. This was partially offset by lower sales price realizations due to competitive pressures for containerboard in the domestic market and hardwood pulp in export markets. Input costs for wood, chemicals and energy increased. Operating costs were significantly lower due to the absence of start-up and ramp-up costs associated with major capital projects at the Bratsk and Koryazhma mills in 2013. An after-tax foreign exchange loss of $23 million on the remeasurement of U.S. dollar-denominated debt was recorded in the second quarter of 2013.
Looking forward to the third quarter of 2014, sales volumes are expected to be flat. Average sales price realizations are expected to decrease versus the second quarter of 2014 as weak demand for softwood and hardwood pulp in China affects pricing. Input costs are expected to be flat. Planned maintenance downtime costs should be higher than in the second quarter with an outage scheduled at the Bratsk mill.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by continuing operations totaled $1.0 billion for the first six months of 2014, compared with $1.2 billion for the comparable 2013 six-month period. Earnings from operations adjusted for non-cash charges and the cash pension plan contributions were $1.4 billion for the first six months of 2014 compared to $1.6 billion for the first six months of 2013. Cash used for working capital components totaled $354 million for the first six months of 2014 compared to $394 million for the comparable 2013 six-month period.
The Company generated free cash flow of approximately $634 million and $752 million in the first six months of 2014 and 2013, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by continuing operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.
The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2014	2013
Cash provided by continuing operations	$1,005	$1,239
Adjustments:
Cash invested in capital projects	(634)	(488)
Cash contribution to pension plan	263	31
Insurance reimbursement for Guaranty Bank settlement	—	(30)
Free Cash Flow	$634	$752
Investments in capital projects totaled $634 million in the first six months of 2014 compared to $488 million in the first six months of 2013. Full-year 2014 capital spending is currently expected to be approximately $1.4 billion, or about 95% of depreciation and amortization expense for our current businesses.
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Early debt reductions (a)	$1,030	$32	$1,039	$58
Pre-tax early debt extinguishment costs (b)	262	3	262	9

(a)
Reductions related to notes with interest rates ranging from 5.00% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2018 to 2027 for the three months ended June 30, 2014 and 2013, respectively, and from 5.00% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2014 to 2027 for the six months ended June 30, 2014 and 2013, respectively.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

Financing activities for the first six months of 2014 included a $485 million net increase in debt versus a $8 million net increase in debt during the comparable 2013 six-month period.
In June 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $957 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $257 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations.

Subsequent to June 30, 2014, the Company repaid approximately $3 million of additional notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019.
During the first six months of 2014, International Paper issued approximately 1.1 million shares of common stock and used 4.6 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $40 million of cash. International Paper also acquired 14.7 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $685 million, including $607 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company had repurchased 23.3 million shares at an average price of $45.94, for a total of approximately $1.07 billion, as of June 30, 2014.
During the first six months of 2013, International Paper issued approximately 6.0 million shares of common stock and used approximately 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $243 million of cash. Also in the first six months of 2013, International Paper acquired 1.2 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $51 million. Cash dividend payments related to common stock totaled $302 million and $266 million for the first six months of 2014 and 2013, respectively. Dividends were $0.7000 per share and $0.6000 per share for the first six months in 2014 and 2013, respectively.
At June 30, 2014, contractual obligations for future payments of debt maturities by calendar year were as follows: $486 million in 2014; $520 million in 2015; $476 million in 2016; $283 million in 2017; $1.3 billion in 2018; $483 million in 2019; and $6.4 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
At June 30, 2014, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2016 and has a facility fee of 0.175% payable quarterly. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($500 million available at June 30, 2014) under a receivables securitization program. On January 8, 2014, the Company amended the receivables securitization facility to extend the maturity date from January 2014 to December 2014. On August 5, 2014, the Company replaced the $1.5 billion contractually committed bank credit agreement with a new $1.5 billion credit agreement (the New Credit Agreement). The New Credit Agreement expires in August 2019 and has a facility fee of 0.15% payable annually. During the first quarter of 2013, International Paper borrowed $260 million under the receivable securitization facility at a rate of 0.95% payable monthly. Prior to June 30, 2013, International Paper fully repaid the $260 million borrowed. During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed.
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

Olmuksan
2014: In May 2014, the Company launched a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The tender offer was completed in June 2014. As of June 30, 2014, the Company owned 89.6% of Olmuksan's outstanding and issued shares.
2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S., now called Olmuksan International Paper Ambalaj Sanayi ve Ticaret A.S. (Olmuksan), for a purchase price of $56 million. The acquired shares represent 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the remaining 12.6% owned by other parties have been considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.
Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million which was recognized in the second quarter of 2013. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified as expense in the first quarter of 2013 from accumulated other comprehensive income. The $17 million reclassification of the cumulative translation balance was offset by the initial estimate of a bargain purchase gain of $21 million which was recorded in the 2013 first-quarter and second-quarter earnings.
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was not included in the purchase price, was placed in an escrow account pending resolution of certain open matters which, if successfully resolved, would then be paid to Jari and added to the final purchase consideration. During the second quarter of 2014, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Retained earnings on the consolidated balance sheet.
2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's investment in Orsa IP is approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.
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
The Company has included in its 2013 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2014.
Pension Accounting
Net pension expense totaled approximately $194 million for International Paper’s U.S. plans for the six months ended June 30, 2014, or about $85 million less than the pension expense for the first six months of 2013. The decrease in U.S. plan expense was principally due to an increase in the assumed discount rate to 4.60% in 2014 from 4.10% in 2013 and lower amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $2 million for both the first six months of 2014 and 2013.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2014, the market value of plan assets for International Paper’s U.S. plans totaled approximately $11.3 billion, consisting of approximately 49% equity securities, 31% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made cash contributions of $263 million to the qualified pension plan in the first six months of 2014 and a $90 million cash contribution in July 2014. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $46 million in 2014.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 43 and 44 of International Paper’s 2013 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2014 - April 30, 2014	4,851,182	$45.54	4,851,097	$0.51
May 1, 2014 - May 31, 2014	505,767	45.92	504,543	0.48
June 1, 2014 - June 30, 2014	1,092,716	48.34	1,086,894	0.43
Total	6,449,665
(a) 7,131 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $1.5 Billion Share Repurchase Program announced on September 10, 2013.
ITEM 5.    OTHER INFORMATION

On August 5, 2014, International Paper Company (the “Company”) entered into a $1.5 billion five-year credit agreement (the “New Credit Agreement”) with a syndicate of banks and other financial institutions (the “Lenders”), including JPMorgan Chase Bank, N.A., individually and as administrative agent, and Citibank, N.A., individually and as syndication agent. The syndicate of Lenders was arranged by J.P. Morgan Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and joint bookrunners.

The New Credit Agreement replaced the $1.5 billion Five-Year Credit Agreement dated as of August 26, 2011, among the Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Terminated Agreement”). The Terminated Agreement was terminated effective August 5, 2014.

The New Credit Agreement provides the terms under which the Lenders will make available to the Company an unsecured revolving credit facility in an aggregate amount of up to $1.5 billion, including an option to increase the size of the facility post closing to an aggregate amount of up to $2 billion. Borrowings under the New Credit Agreement may be used for the Company’s general corporate purposes, including acquisition financing. As of August 6, 2014, the Company had not made any borrowings under the New Credit Agreement.

The Lenders’ commitments under the New Credit Agreement will terminate on August 5, 2019, unless terminated earlier by the Company or by the administrative agent upon an event of default.

Borrowings under the New Credit Agreement generally will bear interest at a rate per year equal to the London Interbank Offered Rate, or LIBOR, for the applicable interest period plus a margin, which based on the Company’s current senior unsecured long-term debt ratings (“Ratings”) equals 1.10%, unless the Company elects to borrow under one of the other options permitted in the New Credit Agreement. The Company will also pay on an annual basis a facility fee on the aggregate amount of all commitments, which based on the Company’s current Ratings equals 0.15%. Both the applicable margin for borrowings and the applicable facility fee will vary depending upon the Company’s Ratings then in effect.

The New Credit Agreement contains customary affirmative and negative covenants, as well as customary events of default. The financial covenants in the New Credit Agreement are identical to the ones in the Terminated Agreement and require the Company to maintain a:

•	Consolidated net worth (total shareholders’ equity, excluding accumulated other comprehensive loss, plus any cumulative goodwill impairment charges) of no less than $9 billion; and

•	Ratio of total debt to total capital (total debt plus consolidated net worth) that does not exceed 0.6 to 1.0.

Certain of the Lenders, as well as certain of the lenders under the Terminated Agreement, and their affiliates engage in transactions with, and perform services for, the Company and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and investment banking, financial advisory and other financial services transactions with the Company and its affiliates.

The foregoing description of the New Credit Agreement is qualified in its entirety by reference to the full text of the New Credit Agreement, a copy of which will be attached as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2014.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 6, 2014	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

August 6, 2014	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller