Form 10-Q
period 2014-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2014-11-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 31, 2014 was 423,613,841.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$6,051	$5,975	$17,674	$17,635
Costs and Expenses
Cost of products sold	4,055	4,048	12,149	12,242
Selling and administrative expenses	467	473	1,331	1,352
Depreciation, amortization and cost of timber harvested	358	397	1,060	1,164
Distribution expenses	394	402	1,137	1,197
Taxes other than payroll and income taxes	43	46	137	138
Restructuring and other charges	24	59	830	87
Net (gains) losses on sales and impairments of businesses	—	1	—	1
Net bargain purchase gain on acquisition of business	—	—	—	(13)
Interest expense, net	158	146	465	478
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	552	403	565	989
Income tax provision (benefit)	147	38	89	61
Equity earnings (loss), net of taxes	(72)	16	(64)	(30)
Earnings (Loss) From Continuing Operations	333	381	412	898
Discontinued operations, net of taxes	16	(5)	(4)	50
Net Earnings (Loss)	349	376	408	948
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	(6)	(13)	(11)
Net Earnings (Loss) Attributable to International Paper Company	$355	$382	$421	$959
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.80	$0.87	$0.99	$2.05
Discontinued operations, net of taxes	0.04	(0.01)	(0.01)	0.11
Net earnings (loss)	$0.84	$0.86	$0.98	$2.16
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.79	$0.86	$0.98	$2.03
Discontinued operations, net of taxes	0.04	(0.01)	(0.01)	0.11
Net earnings (loss)	$0.83	$0.85	$0.97	$2.14
Average Shares of Common Stock Outstanding – assuming dilution	428.6	449.7	433.7	448.7
Cash Dividends Per Common Share	$0.3500	$0.3000	$1.0500	$0.9000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$339	$387	$425	$909
Discontinued operations, net of taxes	16	(5)	(4)	50
Net earnings (loss)	$355	$382	$421	$959
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Earnings (Loss)	$349	$376	$408	$948
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	60	76	181	230
Pension and postretirement liability adjustments:
U.S. plans	—	103	(106)	103
Non-U.S. plans	(1)	—	2	—
Change in cumulative foreign currency translation adjustment	(492)	34	(399)	(312)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	1	7	17	(3)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(7)	4	(6)	(5)
Total Other Comprehensive Income (Loss), Net of Tax	(439)	224	(311)	13
Comprehensive Income (Loss)	(90)	600	97	961
Net (earnings) loss attributable to noncontrolling interests	6	6	13	11
Other comprehensive (income) loss attributable to noncontrolling interests	2	—	5	15
Comprehensive Income (Loss) Attributable to International Paper Company	$(82)	$606	$115	$987
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,718	$1,802
Accounts and notes receivable, net	3,293	3,756
Inventories	2,493	2,825
Deferred income tax assets	334	302
Other current assets	301	340
Total Current Assets	8,139	9,025
Plants, Properties and Equipment, net	12,897	13,672
Forestlands	547	557
Investments	530	733
Financial Assets of Special Purpose Entities (Note 13)	2,141	2,127
Goodwill	3,931	3,987
Deferred Charges and Other Assets	1,218	1,427
Total Assets	$29,403	$31,528
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$724	$661
Accounts payable	2,619	2,900
Accrued payroll and benefits	449	511
Other accrued liabilities	1,078	1,055
Total Current Liabilities	4,870	5,127
Long-Term Debt	8,988	8,827
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,049	2,043
Deferred Income Taxes	3,600	3,765
Pension Benefit Obligation	1,961	2,205
Postretirement and Postemployment Benefit Obligation	374	412
Other Liabilities	584	702
Redeemable Noncontrolling Interest	—	163
Equity
Common stock, $1 par value, 2014 – 448.7 shares and 2013 – 447.2 shares	449	447
Paid-in capital	6,158	6,463
Retained earnings	4,446	4,446
Accumulated other comprehensive loss	(3,065)	(2,759)
	7,988	8,597
Less: Common stock held in treasury, at cost, 2014 – 25.202 shares and 2013 – 10.868 shares	1,172	492
Total Shareholders’ Equity	6,816	8,105
Noncontrolling interests	161	179
Total Equity	6,977	8,284
Total Liabilities and Equity	$29,403	$31,528
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net earnings (loss)	$408	$948
Depreciation, amortization and cost of timber harvested	1,068	1,176
Deferred income tax provision, net	(139)	55
Restructuring and other charges	865	131
Pension plan contributions	(353)	(31)
Net (gains) losses on sales and impairments of businesses	—	1
Net bargain purchase gain on acquisition of business	—	(13)
Equity (earnings) loss, net	64	30
Periodic pension expense, net	290	413
Other, net	66	(134)
Changes in current assets and liabilities
Accounts and notes receivable	(214)	(357)
Inventories	(118)	(121)
Accounts payable and accrued liabilities	(49)	(10)
Interest payable	16	(8)
Other	29	(89)
Cash Provided By (Used For) Operations	1,933	1,991
Investment Activities
Invested in capital projects	(961)	(759)
Acquisitions, net of cash acquired	—	(507)
Proceeds from spinoff	385	733
Proceeds from sale of fixed assets	49	76
Other	(31)	(32)
Cash Provided By (Used For) Investment Activities	(558)	(489)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(891)	(70)
Issuance of common stock	59	288
Issuance of debt	1,970	212
Reduction of debt	(1,762)	(637)
Change in book overdrafts	20	(65)
Dividends paid	(451)	(400)
Acquisition of redeemable noncontrolling interest	(114)	—
Debt tender premiums paid	(269)	—
Redemption of preferred securities	—	(150)
Other	(4)	(28)
Cash Provided By (Used For) Financing Activities	(1,442)	(850)
Effect of Exchange Rate Changes on Cash	(17)	(8)
Change in Cash and Temporary Investments	(84)	644
Cash and Temporary Investments
Beginning of period	1,802	1,302
End of period	$1,718	$1,946
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
On July 1, 2014, International Paper completed the spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). As a result of the spinoff, all current and prior year amounts have been adjusted to reflect xpedx as a discontinued operation. See Note 8 for further discussion.
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
Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company chose to early adopt the provisions of this guidance in the third quarter 2014. See Note 8 for further discussion and disclosures.
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
NOTE 3 - EQUITY
A summary of the changes in equity for the nine-month periods ended September 30, 2014 and 2013 is provided below:

	Nine Months Ended September 30,
	2014			2013
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$8,105	$179	$8,284	$6,304	$332	$6,636
Issuance of stock for various plans, net	221	—	221	418	—	418
Repurchase of stock	(891)	—	(891)	(70)	—	(70)
Common stock dividends ($1.05 per share in 2014 and $0.9000 per share in 2013)	(462)	—	(462)	(409)	—	(409)
xpedx spinoff	(313)	—	(313)	—	—	—
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities, net	—	—	—	—	7	7
Acquisition of redeemable noncontrolling interests	47	—	47	—	—	—
Remeasurement of redeemable noncontrolling interest	(6)	—	(6)	—	—	—
Comprehensive income (loss)	115	(18)	97	987	(26)	961
Ending Balance, September 30	$6,816	$161	$6,977	$7,230	$312	$7,542
NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended September 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2014	$(2,087)	$(553)	$12	$(2,628)
Other comprehensive income (loss) before reclassifications	(1)	(475)	1	(475)
Amounts reclassified from accumulated other comprehensive income	60	(17)	(7)	36
Net Current Period Other Comprehensive Income (Loss)	59	(492)	(6)	(439)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	2	—	2
Balance, September 30, 2014	$(2,028)	$(1,043)	$6	$(3,065)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended September 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2013	$(3,442)	$(592)	$(17)	$(4,051)
Other comprehensive income (loss) before reclassifications	103	34	7	144
Amounts reclassified from accumulated other comprehensive income	76	—	4	80
Net Current Period Other Comprehensive Income (Loss)	179	34	11	224
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	15	—	15
Balance, September 30, 2013	$(3,263)	$(543)	$(6)	$(3,812)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the nine-month period ended September 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(104)	(382)	17	(469)
Amounts reclassified from accumulated other comprehensive income	181	(17)	(6)	158
Net Current Period Other Comprehensive Income (Loss)	77	(399)	11	(311)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	5	—	5
Balance, September 30, 2014	$(2,028)	$(1,043)	$6	$(3,065)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the nine-month period ended September 30, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2013	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	103	(329)	(3)	(229)
Amounts reclassified from accumulated other comprehensive income	230	17	(5)	242
Net Current Period Other Comprehensive Income (Loss)	333	(312)	(8)	13
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	15	—	15
Balance, September 30, 2013	$(3,263)	$(543)	$(6)	$(3,812)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month and nine-month periods ended September 30:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(2)	$(13)	$(7)	(b)	Cost of products sold
Actuarial gains (losses)	(95)	(123)	(284)	(370)	(b)	Cost of products sold
Total pre-tax amount	(99)	(125)	(297)	(377)
Tax (expense) benefit	39	49	116	147
Net of tax	(60)	(76)	(181)	(230)

Change in cumulative foreign currency translation adjustments:
Business acquisition/divestitures	17	—	17	(17)		Net bargain purchase loss on acquisition of business
Tax (expense)/benefit	—	—	—	—
Net of tax	17	—	17	(17)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	10	(6)	6	7	(c)	Cost of products sold
Total pre-tax amount	10	(6)	6	7
Tax (expense)/benefit	(3)	2	—	(2)
Net of tax	7	(4)	6	5
Total reclassifications for the period	$(36)	$(80)	$(158)	$(242)
(a)Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2014	2013	2014	2013
Earnings (loss) from continuing operations	$339	$387	$425	$909
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$339	$387	$425	$909
Average common shares outstanding	425.3	445.9	429.9	444.1
Effect of dilutive securities (a)
Restricted stock performance share plan	3.3	3.6	3.7	4.3
Stock options	—	0.2	0.1	0.3
Average common shares outstanding – assuming dilution	428.6	449.7	433.7	448.7
Basic earnings (loss) from continuing operations per common share	$0.80	$0.87	$0.99	$2.05
Diluted earnings (loss) from continuing operations per common share	$0.79	$0.86	$0.98	$2.03

(a)	Securities are not included in the table in periods when antidilutive.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2014: During the three months ended September 30, 2014, restructuring and other charges totaling $24 million before taxes ($15 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$3	$2
Early debt extinguishment costs	13	8
EMEA packaging restructuring	5	3
Other	3	2
Total	$24	$15
During the three months ended June 30, 2014, restructuring and other charges totaling $307 million before taxes ($188 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$49	$30
Early debt extinguishment costs	262	160
Brazil packaging	(7)	(5)
Other	3	3
Total	$307	$188
During the three months ended March 31, 2014, restructuring and other charges totaling $499 million before taxes ($305 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$495	$302
Other	4	3
Total	$499	$305

(a)
During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first quarter of 2014 and second quarter of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges. Components of the third quarter of 2014 Courtland mill shutdown cost include severance charges of $2 million.

2013: During the three months ended September 30, 2013, restructuring and other charges totaling $59 million before taxes ($36 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$15	$9
Courtland mill shutdown	51	31
Bellevue box plant facility sale	(9)	(6)
Other	2	2
Total	$59	$36

During the three months ended June 30, 2013, restructuring and other charges totaling a gain of $24 million before taxes ($14 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$3	$2
Insurance reimbursements	(30)	(19)
Other	3	3
Total	$(24)	$(14)
During the three months ended March 31, 2013, restructuring and other charges totaling $52 million before taxes ($32 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$6	$4
Augusta paper machine shutdown	44	27
Other	2	1
Total	$52	$32
NOTE 7 - ACQUISITIONS AND JOINT VENTURES
Olmuksan
2014: In May 2014, the Company launched a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The Company continues to purchase outstanding shares in an effort to obtain 100% ownership status. As of September 30, 2014, the Company owned 91.5% of Olmuksan's outstanding and issued shares.
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the remaining 12.6% owned by other parties have been considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date on which International Paper obtained majority control of the entity.
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
The preliminary purchase price allocation indicated that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest was less than the fair value of the underlying assets by $22 million, resulting in a bargain purchase price gain being recorded on this transaction.
The $17 million reclassification of the cumulative translation balance and $18 million of the estimated bargain purchase gain were recorded in the 2013 first-quarter earnings. The $9 million gain resulting from the measurement of the previously held equity interest and an additional $4 million bargain purchase gain were recorded in 2013 second-quarter earnings and are included in Net bargain purchase gain on acquisition of business line item in the accompanying consolidated statement of operations.

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
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was initially not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During the third quarter, these open matters were successfully resolved, which resulted in $9 million paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company. During the second quarter of 2014, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Retained earnings on the consolidated balance sheet.
2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's initial investment in Orsa IP was approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.

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
NOTE 8 - DIVESTITURES / SPINOFF
Discontinued Operations
2014: On July 1, 2014, International Paper completed the spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). The xpedx business had historically represented the Company's Distribution reportable segment.
The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received a payment of approximately $385 million, subject to final working capital, net debt adjustments, financed with new debt in Veritiv's capital structure. A payment of $25 million for the final working capital, net debt adjustments was received in the fourth quarter of 2014.
All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the xpedx spinoff for all periods presented in the consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Net Sales	$—	$1,431	$2,604	$4,196
Cost and Expenses
Cost of products sold	—	1,265	2,309	3,705
Selling and administrative expenses	—	99	191	302
Depreciation, amortization and cost of timber harvested	—	4	9	12
Distribution expenses	—	36	69	112
Restructuring and other charges	(11)	17	24	44
Other, net	—	2	3	6
Earnings (Loss) Before Income Taxes and Equity Earnings	11	8	(1)	15
Income tax provision (benefit)	(3)	3	—	5
Discontinued Operations, Net of Taxes (a)	$14	$5	$(1)	$10

(a)
These amounts, along with those disclosed below related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations.

Total cash provided by operations related to xpedx of $29 million and $48 million for the nine months ended September 30, 2014 and 2013, respectively, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by investing activities related to xpedx of $3 million and $11 million for the nine months ended September 30, 2014 and 2013, respectively, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.
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
Related to the these divestitures, the Company recorded income of $2 million and a loss of $10 million for the three months ended September 30, 2014 and 2013, respectively, and a loss of $3 million and income of $40 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in Discontinued operations, net of tax in the consolidated statement of operations.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	September 30, 2014	December 31, 2013
Temporary investments	$1,245	$1,398

Accounts and Notes Receivable

In millions	September 30, 2014	December 31, 2013
Accounts and notes receivable, net:
Trade	$3,056	$3,497
Other	237	259
Total	$3,293	$3,756

Inventories

In millions	September 30, 2014	December 31, 2013
Raw materials	$465	$372
Finished pulp, paper and packaging	1,436	1,834
Operating supplies	576	572
Other	16	47
Total	$2,493	$2,825

Depreciation Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Depreciation expense	$333	$363	$986	$1,076
Valuation Accounts

Certain valuation accounts were as follows:

In millions	September 30, 2014	December 31, 2013
Accumulated depreciation	$20,762	$20,074
Allowance for doubtful accounts	86	109
There was no material activity related to asset retirement obligations during either of the nine months ended September 30, 2014 or 2013.

Interest

Cash payments related to interest were as follows:

	Nine Months Ended September 30,
In millions	2014	2013
Interest payments	$503	$537

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Interest expense (a)	$172	$162	$512	$520
Interest income (a)	14	15	47	41
Capitalized interest costs	5	4	17	12

(a)
Interest expense and interest income exclude approximately $10 million and $29 million for the three months and nine months ended September 30, 2014 and $11 million and $35 million for the three months and nine months ended September 30, 2013, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

Postretirement Benefit Expense

The components of the Company’s postretirement benefit expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Service cost	$—	$—	$1	$1
Interest cost	3	4	10	11
Actuarial loss	2	2	4	5
Amortization of prior service credit	(3)	(6)	(10)	(18)
Net postretirement benefit expense	$2	$—	$5	$(1)

Other
Selling and administrative expenses included $1 million ($1 million after taxes) and $15 million ($9 million after taxes) for the three months and nine months ended September 30, 2014 and $24 million ($15 million after taxes) and $50 million ($31 million after taxes) for the three months and nine months ended September 30, 2013 for integration costs associated with the Temple-Inland acquisition.
NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2014:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2014
Goodwill	$3,430	$2,311		$1,787	$7,528
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(3,541)
	3,430	434		123	3,987
Reclassifications and other (b)	(14)	(24)		(2)	(40)
Additions/reductions	—	(16)	(c)	—	(16)
Balance as of September 30, 2014
Goodwill	3,416	2,271		1,785	7,472
Accumulated impairment losses (a)	—	(1,877)		(1,664)	(3,541)
Total	$3,416	$394		$121	$3,931

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

At December 31, 2013, there was $400 million of goodwill and $400 million of accumulated impairment losses included on the consolidated balance sheet, associated with the Distribution reportable segment. Effective July 1, 2014, the Company completed the spinoff of its xpedx business which had historically represented the Company's Distribution reportable segment. Following the spinoff of xpedx, the assets and liabilities of this business have been adjusted off of the consolidated balance sheet and are not included on the consolidated balance sheet as of September 30, 2014.

Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2014		December 31, 2013
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$622	$185	$602	$139
Non-compete agreements	76	52	76	46
Tradenames, patents and trademarks	61	42	67	33
Land and water rights	82	9	76	5
Fuel and power agreements	5	3	7	2
Software	23	21	17	15
Other	42	17	75	32
Total	$911	$329	$920	$272
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Amortization expense related to intangible assets	$19	$28	$55	$59
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Nine Months Ended September 30,
In millions	2014	2013
Income tax payments, net	$193	$224
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2014:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2013	$(161)	$(54)
Activity for three months ended March 31, 2014	5	9
Activity for the three months ended June 30, 2014	—	2
Activity for the three months ended September 30, 2014	6	3
Balance at September 30, 2014	$(150)	$(40)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $4 million during the next 12 months.
Included in the Company’s income tax provisions for the nine months ended September 30, 2014 and 2013, are $351 million and $179 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2014	2013
Special items	$(360)	$(59)
Tax-related adjustments:
State legislative changes	10	—
IRS audit settlement	—	(122)
Other	(1)	2
Income tax provision (benefit) related to special items	$(351)	$(179)

NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $95 million in the aggregate at September 30, 2014.
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
Other: In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $40 million at September 30, 2014. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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
Also in connection with the Kalamazoo River Superfund Site, the Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs for which plaintiffs in the suit are seeking recovery. This will be the subject of a separate trial, which has been set for September 2015. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code and the Texas Administrative Code, which provide for the imposition of civil penalties between $50 and $25,000 per day. Trial began on October 7, 2014. Until a verdict or settlement is reached, it continues to be premature to predict the outcome or to estimate our maximum reasonably possible loss. However, we do not believe that material loss is probable.
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by approximately 400 local fishermen seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. Trial is currently scheduled for January 2015. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. Trial is currently scheduled for February 2015. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
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

Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. In October 2014, we reached an agreement in principle to settle the U.S. cases for an immaterial amount. This settlement in principle is subject to negotiation and execution of a definitive settlement agreement, which would then be subject to court approval.

In addition, in September 2013, similar purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. The Company intends to dispute the allegations made and to vigorously defend the litigation. Because these Canadian cases are in a preliminary stage, we are unable to predict an outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
Tax: The Company was previously being challenged by the Brazil taxing authorities concerning the statute of limitations related to the use of certain tax credits. The Company was previously appealing an unfavorable March 2012 administrative court ruling. During August 2014, the Company settled this claim for $22 million ($11 million after taxes) as part of a tax amnesty program sponsored by the Brazil taxing authorities.
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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2014 and the year ended December 31, 2013.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to affect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.4 billion and $5.3 billion of International Paper debt obligations held by these Entities at September 30, 2014 and December 31, 2013, respectively. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $60 million and $67 million at September 30, 2014 and December 31, 2013, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $107 million and $79 million is included in Notes payable and current maturities of long-term debt at September 30, 2014 and December 31, 2013, respectively.
Activity between the Company and the Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Revenue (a)	$10	$11	$29	$35
Expense (a)	18	20	54	61
Cash receipts (b)	10	14	22	33
Cash payments (c)	36	39	73	84

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of September 30, 2014, the fair value of the notes was $2.23 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of September 30, 2014, the fair value of this debt was $2.12 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Revenue (a)	$6	$6	$19	$20
Expense (b)	6	7	19	22
Cash receipts (c)	2	2	5	6
Cash payments (d)	4	5	13	16

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million and $14 million for the three months and nine months ended September 30, 2014 and 2013, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million and $5 million for the three months and nine months ended September 30, 2014 and 2013, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

Preferred Securities of Subsidiaries
In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.5 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of September 30, 2014, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. Distributions paid to the third-party investor were $1 million for the nine months ended June 30, 2013. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Early debt reductions (a)	$262	$442	$1,301	$500
Pre-tax early debt extinguishment costs (b)	13	15	275	24

(a)
Reductions related to notes with interest rates ranging from 4.75% to 9.38% with original maturities from 2015 to 2027 and from 5.45% to 7.40% with original maturities from 2014 to 2033 for the three months ended September 30, 2014 and 2013, respectively, and from 4.75% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2014 to 2033 for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

During the second quarter of 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $957 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $257 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the nine months ended September 30, 2014.
During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed.
Subsequent to September 30, 2014, the Company repaid approximately $160 million of variable rate debt with an original maturity of February 2017.
During the first quarter of 2013, International Paper borrowed $260 million under a receivable securitization facility at a rate of 0.95% payable monthly. Prior to June 30, 2013, International Paper fully repaid the $260 million borrowed.
At September 30, 2014, the fair value of International Paper’s $9.7 billion of debt was approximately $10.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2014	December 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	282	502
British pounds / Brazilian real – Forward	7	17
European euro / Brazilian real – Forward	13	27
European euro / Polish zloty – Forward	228	252
U.S. dollar / Brazilian real – Forward	127	290
U.S. dollar / Brazilian real – Zero-cost collar	—	18
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	230	175
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar - Forward	—	157
Mexican peso / U.S. dollar - Forward	187	—
U.S. dollar / Brazilian real - Forward	12	—

(a)	These contracts had maturities of three years or less as of September 30, 2014.

(b)	These contracts had maturities of one year or less as of September 30, 2014.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Foreign exchange contracts	$1	$7	$17	$(3)
Total	$1	$7	$17	$(3)
During the next 12 months, the amount of the September 30, 2014 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $7 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$7	$(4)	$6	$5	Cost of products sold
Total	$7	$(4)	$6	$5

	Gain (Loss) Recognized						Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2014		2013	2014		2013
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$(1)		$—	$—		$—	Interest expense, net
Debt	1		—	—		—	Interest expense, net
Total	$—		$—	$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$(2)		$—	$1		$2	Cost of products sold
Embedded derivatives	—		—	—		(1)	Interest expense, net
Foreign exchange contracts	(1)		—	(1)		(5)	Cost of products sold
Interest rate contracts	3	(a)	7	10	(b)	17	Interest expense, net
Total	$—		$7	$10		$13

(a)	Excluding gain of $1 million related to debt reduction recorded to Restructuring and other charges.

(b)	Excluding gain of $7 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2014			2013
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
First Quarter	$55	$—	$—	$—	$—	$—
Total	$55	$—	$—	$—	$—	$—
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
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$23	(a)	$37	(b)	$11	(d)	$33	(f)
Interest rate contracts - fair value	—		—		1	(e)	1	(e)
Total derivatives designated as hedging instruments	23		37		12		34
Derivatives not designated as hedging instruments
Electricity contract	—		2	(c)	—		—
Foreign exchange contracts	—		—		1	(d)	—
Total derivatives not designated as hedging instruments	—		2		1		—
Total derivatives	$23		$39		$13		$34

(a)	Includes $18 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $23 million recorded in Other current assets and $14 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other current assets in the accompanying consolidated balance sheet.

(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other liabilities in the accompanying consolidated balance sheet.

(f)	Includes $24 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $2 million and $3 million as of September 30, 2014 and December 31, 2013, respectively. The Company was not required to post any collateral as of September 30, 2014 or December 31, 2013. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Service cost	$35	$47	$108	$142
Interest cost	150	143	450	430
Expected return on plan assets	(190)	(186)	(571)	(550)
Actuarial loss	94	121	280	365
Amortization of prior service cost	7	9	23	26
Net periodic pension expense	$96	$134	$290	$413
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made cash contributions of $353 million to the qualified pension plan in the first nine months of 2014. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $30 million for the nine months ended September 30, 2014.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. As of September 30, 2014, 16.3 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Total stock-based compensation expense (selling and administrative)	$29	$35	$81	$106
Income tax benefits related to stock-based compensation	2	3	89	70
At September 30, 2014, $159 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.
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
Beginning with the 2011, PSP grants are made in performance-based restricted stock units (PSU’s). The PSP will continue to be paid in unrestricted shares of Company stock.
PSP awards issued to certain members of senior management are liability awards, which are required to be remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards is computed based on the same methodology as other PSP awards.
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected volatility	25.30% - 55.33%	25.25% - 62.58%	25.30% - 55.33%	25.25% - 62.58%
Risk-free interest rate	0.13% - 0.78%	0.20% - 0.99%	0.13% - 0.78%	0.20% - 0.99%

The following summarizes the activity for PSP for the nine months ended September 30, 2014:

	Nonvested Shares / Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	8,117,489	$31.20
Granted	3,572,823	48.26
Shares Issued	(4,016,092)	37.20
Forfeited	(478,646)	43.18
Outstanding at September 30, 2014	7,195,574	$35.53
 Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. Shares granted in 2014 represent replacement options from a stock swap.
A summary of option activity under the plan as of September 30, 2014 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,752,789	$39.80
Granted	3,247	49.13
Exercised	(1,485,992)	39.75
Expired	(25,221)	39.77
Outstanding at September 30, 2014	244,823	$40.22	0.22	$1,845
All options were fully vested and exercisable as of September 30, 2014.
Executive Continuity and Restricted Stock Award Program
The following summarizes the activity of the Executive Continuity and Restricted Stock Award Program for the nine months ended September 30, 2014:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	112,374	$36.24
Granted	67,500	47.45
Shares Issued	(55,107)	34.76
Forfeited	—	—
Outstanding at September 30, 2014	124,767	$42.96
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, and Consumer Packaging are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. Following the spinoff of xpedx which historically represented the Company's Distribution reportable segment, the assets of the xpedx business totaling $1.2 billion as of December 31, 2013 were adjusted off the balance sheet.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment.

Sales by industry segment for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Industrial Packaging	$3,754	$3,755	$11,247	$11,095
Printing Papers	1,453	1,555	4,280	4,635
Consumer Packaging	876	885	2,548	2,570
Corporate and Intersegment Sales	(32)	(220)	(401)	(665)
Net Sales	$6,051	$5,975	$17,674	$17,635
Operating profit by industry segment for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2014		2013		2014		2013
Industrial Packaging	$527	(a)	$499	(d)	$1,517	(a)	$1,328	(d)
Printing Papers	177	(b)	93	(e)	(164)	(b)	318	(e)
Consumer Packaging	77	(c)	73	(f)	127	(c)	131	(f)
Operating Profit	781		665		1,480		1,777
Interest expense, net	(152)	(g)	(146)		(459)	(g)	(478)	(h)
Noncontrolling interests/equity earnings adjustment (i)	(2)		(3)		—		1
Corporate items, net	(3)		(20)		(16)		(57)
Restructuring and other charges	(18)		(15)		(281)		(9)
Non-operating pension expense	(54)		(78)		(159)		(245)
Earnings (loss) from continuing operations before income taxes and equity earnings	$552		$403		$565		$989
Equity earnings (loss), net of taxes – Ilim	$(70)		$11		$(58)		$(34)

(a)
Includes charges of $1 million for the three months ended September 30, 2014 and $15 million for the nine months ended September 30, 2014 for integration costs associated with the acquisition of Temple-Inland, a net gain of $5 million for the nine months ended September 30, 2014 associated with our Brazil Packaging business, charges of $35 million for the three months and nine months ended September 30, 2014 for costs associated with a multi-employer pension plan withdrawal liability, charges of $5 million for the three months and nine months ended September 30, 2014 for costs related to the restructuring of our EMEA packaging business, and charges of $1 million for the three months ended September 30, 2014 and net charges of $3 million for the nine months ended September 30, 2014 for other items.

(b)
Includes charges of $3 million for the three months ended September 30, 2014 and $547 million for the nine months ended September 30, 2014 for costs associated with the shutdown of our Courtland, Alabama mill, a gain of $20 million (including $2 million of interest income) for the three months and nine months ended September 30, 2014 for the resolution of a legal contingency for India, and charges of $32 million (including $8 million of interest expense) for the three months and nine months ended September 30, 2014 for costs associated with a foreign tax amnesty program.

(c)
Includes a charge of $2 million for the three months ended September 30, 2014 and $4 million for the nine months ended September 30, 2014 for costs associated with the Coated Paperboard sheet plant closures.

(d)
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

(e)	Includes charges of $51 million for the three months and nine months ended September 30, 2013 for costs associated with the announced shutdown of our Courtland, Alabama mill.

(f)	Includes charges of $45 million for the nine months ended September 30, 2013 for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.

(g)	Excludes net interest expense of $6 million that is included in the Printing Papers segment operating profit for the three months and nine months ended September 30, 2014.

(h)	Includes a gain of $6 million for interest related to the settlement of an IRS tax audit for the nine months ended September 30, 2013.

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

EXECUTIVE SUMMARY

International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.95 in the third quarter of 2014, compared with 2014 second-quarter earnings of $0.93 and 2013 third-quarter earnings of $1.01. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.83 in the third quarter of 2014, compared with $0.37 in the second quarter of 2014 and $0.85 in the third quarter of 2013.

We delivered strong earnings and record free cash flow performance in the 2014 third quarter driven by outstanding performance in our North American Industrial Packaging business, as well as solid operating performance in our other key businesses. The strong operating results were in spite of continued pressure from input costs. Even with what are relatively higher input costs, particularly in the case of wood costs, we successfully grew our margins during the 2014 third quarter through better manufacturing operations and lower planned maintenance outage costs. Related to the Ilim joint venture, during the 2014 third quarter, we received a $56 million dividend payment. While Ilim continued to generate solid operational performance, the favorable operating results were more than offset by unfavorable non-cash foreign currency exchange impacts. During the 2014 third quarter, we completed the spin-off of the xpedx distribution business which included the receipt in July of a $385 million special payment from the newly formed Veritiv.
The 2014 third quarter reflected sequential improvements in operating performance and input costs. While input costs were lower on a sequential quarter basis, they remain elevated as compared to the 2013 third quarter, largely driven by higher wood costs. Industrial Packaging’s improved sequential quarter results were largely attributable to relatively stable prices and solid mill operating performance, primarily in our North American Industrial Packaging Business. Modest softness in North American Industrial Packaging pricing was attributable to lower export volume due to weaker global business conditions and the strengthening of the US dollar. Printing Papers results reflect sequential improvements in volume, particularly in the North American Printing Papers business, and favorable operating costs. The 2014 third quarter Consumer Packaging results reflect sequential quarter improvements in volume for both the US and European businesses, as well as, lower operating costs. Maintenance outages for Industrial Packaging, Printing Papers and Consumer Packaging were lower in the 2014 third quarter coming off of what is the peak maintenance outage quarter. Finally, our Ilim joint venture experienced continued solid operational performance in the 2014 third quarter following the successful completion of a maintenance outage at the Bratsk facility enabling the continued productivity ramp-up. Ilim’s 2014 third quarter results were significantly impacted by unfavorable non-cash foreign currency movements associated with Ilim’s US dollar denominated debt.
Looking ahead to the 2014 fourth quarter, we expect relatively stable volumes across much of our business but expect some decline in our North American Industrial Packaging business associated with three less shipping days in the quarter. We expect some seasonal increase in volume in our Brazil Printing Papers business. The North American Printing Papers business should see a seasonal decline in pricing and mix while continued export pricing weakness is expected to impact the North American Industrial Packaging business. We expect lower pricing and an unfavorable geographic mix to impact the European Printing Papers business. Input costs should be stable on a sequential quarter basis with any benefits resulting from lower OCC and energy costs likely being offset by higher wood costs. Maintenance outage costs will increase in the 2014 fourth quarter as the 2014 third quarter represents the low point in terms of maintenance outage costs. For Ilim, we expect continued operational performance improvements however there is uncertainty regarding the impact of foreign currency movements relative to Ilim’s dollar denominated debt.

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

	Three Months Ended September 30,		Three Months Ended June 30,
	2014	2013	2014
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.95	$1.01	$0.93
Non-operating pension per share	(0.08)	(0.11)	(0.09)
Special items per share	(0.08)	(0.04)	(0.44)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.79	0.86	0.40
Discontinued operations per share	0.04	(0.01)	(0.03)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.83	$0.85	$0.37
RESULTS OF OPERATIONS
For the third quarter of 2014, International Paper Company reported net sales of $6.1 billion, compared with $5.9 billion in the second quarter of 2014 and $6.0 billion in the third quarter of 2013.
Net earnings attributable to International Paper totaled $355 million, or $0.83 per share, in the 2014 third quarter. This compared with $382 million, or $0.85 per share, in the third quarter of 2013 and $161 million or $0.37 per share, in the second quarter of 2014.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$387
$76
($17)
($21)
$27
$23
($81)
($4)
($49)
$15
($17)
$339
Q3 2013
Price
Volume
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q3 2014

Earnings from continuing operations attributable to International Paper Company were $339 million in the third quarter of 2014 compared with earnings of $387 million in the third quarter of 2013 and $174 million in the second quarter of 2014. Compared with the third quarter of 2013, the 2014 third quarter reflects higher average sales price realizations ($76 million), lower mill maintenance outage costs ($27 million), lower other items ($23 million) and lower non-operating pension expense ($15 million). These benefits were offset by lower sales volumes ($17 million), higher raw material and freight costs ($21 million), higher net interest expense ($4 million) and higher tax expense ($49 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $81 million lower in the 2014 third quarter than in the 2013 third quarter. Net special items were a loss of $37 million in the 2014 third quarter compared with a loss of $20 million in the 2013 third quarter.
Compared with the second quarter of 2014, earnings benefited from higher sales volumes ($1 million), lower operating costs ($17 million) including higher closure and transition costs in the second quarter of 2014 associated with the Courtland mill closure, lower raw material and freight costs ($4 million), lower mill maintenance outage costs ($91 million), lower net interest expense ($8 million), a lower tax expense ($9 million) reflecting a lower estimated tax rate, lower corporate and other items ($1 million) and lower non-operating pension expense ($4 million). These benefits were offset by lower average sales price realizations ($9 million). Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $113 million versus the 2014 second quarter. Net special items were a loss of $37 million in the 2014 third quarter compared with a loss of $189 million, including $30 million associated with the Courtland mill shutdown, in the 2014 second quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	September 30		June 30,
In millions	2014	2013	2014
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$339	$387	$174
Add back (deduct):
Income tax provision (benefit)	147	38	22
Equity (earnings) loss, net of taxes	72	(16)	(41)
Noncontrolling interests, net of taxes	(6)	(6)	(3)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	552	403	152
Interest expense, net	152	146	164
Noncontrolling interests / equity earnings included in operations	2	3	(2)
Corporate items	3	20	2
Special items	18	15	262
Non-operating pension expense	54	78	61
	$781	$665	$639
Industry Segment Operating Profit:
Industrial Packaging	$527	$499	$537
Printing Papers	177	93	69
Consumer Packaging	77	73	33
Total Industry Segment Operating Profit	$781	$665	$639

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$665
$99
($22)
$1
($27)
$35
$20
$10
$781
Q3 2013
Price
Volume
Cost/Operations/Mix
Raw Materials and Freight
Mill Outages
Other
Special Items
Q3 2014

Total industry segment operating profits of $781 million in the 2014 third quarter were higher than the $665 million in the 2013 third quarter and the $639 million in the 2014 second quarter. Compared with the third quarter of 2013, operating profits in the current quarter benefited from higher average sales price realizations ($99 million), lower operating costs ($1 million), lower mill outage costs ($35 million) and lower other costs ($20 million). These benefits were offset by lower sales volumes ($22 million) and higher raw material and freight costs ($27 million). Special items were a loss of $59 million in the 2014 third quarter compared with a loss of $69 million in the 2013 third quarter.
Compared with the second quarter of 2014, operating profits benefited from higher sales volumes ($2 million), lower operating costs ($26 million) including higher costs in the second quarter of 2014 associated with the Courtland mill closure, lower raw material and freight costs ($5 million), lower mill outage costs ($133 million) and lower other items ($1 million). These benefits were offset by lower average sales price realizations ($13 million). Special items were a loss of $59 million in the 2014 third quarter compared with a loss of $47 million in the 2014 second quarter.
During the 2014 third quarter, International Paper took approximately 130,000 tons of downtime of which approximately 69,000 tons were market-related compared with approximately 197,000 tons of downtime, which included about 70,000 tons that were market-related, in the 2013 third quarter. During the 2014 second quarter, International Paper took approximately 290,000 tons of downtime of which approximately 58,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2014	2013	2014	2013
Industrial Packaging
North American Corrugated Packaging	2,618	2,609	7,767	7,837
North American Containerboard	755	801	2,264	2,520
North American Recycling	537	603	1,850	1,764
North American Saturated Kraft	49	49	143	138
North American Gypsum/Release Kraft	49	47	129	113
North American Bleached Kraft	7	39	21	110
EMEA Industrial Packaging	331	325	1,023	996
Asian Box	102	111	295	312
Brazilian Packaging (b)	76	85	238	208
Industrial Packaging	4,524	4,669	13,730	13,998
Printing Papers
U.S. Uncoated Papers	506	650	1,479	1,904
EMEA and Russian Uncoated Papers	362	359	1,122	1,027
Brazilian Uncoated Papers	278	288	821	831
Indian Uncoated Papers	58	53	173	170
Uncoated Papers	1,204	1,350	3,595	3,932
Market Pulp (c)	471	413	1,312	1,272
Consumer Packaging
North American Consumer Packaging	396	409	1,129	1,188
EMEA Coated Paperboard	91	87	253	268
Asian Coated Paperboard	332	365	1,007	1,063
Consumer Packaging	819	861	2,389	2,519

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes volumes for Brazil Packaging from date of acquisition in mid-January 2013.

(c)	Includes North American, European and Brazilian volumes and internal sales to mills.

Discontinued Operations
2014: On July 1, 2014, International Paper completed the spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). The xpedx business had historically represented the Company's Distribution reportable segment.
The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received a payment of approximately $385 million, subject to final working capital, net debt adjustments, financed with new debt in Veritiv's capital structure. A payment of $25 million for the final working capital, net debt adjustments was received in the fourth quarter of 2014.
All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the consolidated statement of operations.
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
Related to the these divestitures, the Company recorded income of $2 million and a loss of $10 million for the three months ended September 30, 2014 and 2013, respectively, and a loss of $3 million and income of $40 million for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in Discontinued operations, net of tax in the consolidated statement of operations.

Income Taxes
An income tax provision of $147 million was recorded for the 2014 third quarter. Excluding a benefit of $40 million related to the tax effects of special items and a benefit of $21 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.5% for the quarter.
An income tax provision of $22 million was recorded for the 2014 second quarter. Excluding a tax benefit of $120 million related to the tax effects of special items and a benefit of $24 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
An income tax provision of $38 million was recorded for the 2013 third quarter. Excluding a benefit of $64 million related to the tax effects of special items and a benefit of $30 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 23% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2014 third quarter was $158 million ($152 million excluding special items net interest expense reported in the Printing Papers business segment) compared with $164 million in the 2014 second quarter and $146 million in the 2013 third quarter.
Corporate items, net, were $3 million in the 2014 third quarter compared with $2 million in the 2014 second quarter, and $20 million in the 2013 third quarter.
Restructuring and Other Charges
2014: During the three months ended September 30, 2014, restructuring and other charges totaling $24 million before taxes ($15 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$3	$2
Early debt extinguishment costs	13	8
EMEA packaging restructuring	5	3
Other	3	2
Total	$24	$15
During the three months ended June 30, 2014, restructuring and other charges totaling $307 million before taxes ($188 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$49	$30
Early debt extinguishment costs	262	160
Brazil packaging	(7)	(5)
Other	3	3
Total	$307	$188
During the three months ended March 31, 2014, restructuring and other charges totaling $499 million before taxes ($305 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2014
In millions	Before-Tax Charges	After-Tax Charges
Courtland mill shutdown (a)	$495	$302
Other	4	3
Total	$499	$305

(a)
During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first quarter of 2014 and second quarter of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges. Components of the third quarter of 2014 Courtland mill shutdown cost include severance charges of $2 million.
2013: During the three months ended September 30, 2013, restructuring and other charges totaling $59 million before taxes ($36 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended September 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$15	$9
Courtland mill shutdown	51	31
Bellevue box plant facility sale	(9)	(6)
Other	2	2
Total	$59	$36
During the three months ended June 30, 2013, restructuring and other charges totaling a gain of $24 million before taxes ($14 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended June 30, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$3	$2
Insurance reimbursements	(30)	(19)
Other	3	3
Total	$(24)	$(14)
During the three months ended March 31, 2013, restructuring and other charges totaling $52 million before taxes ($32 million after taxes) were recorded. Details of these charges were as follows:

	Three Months Ended March 31, 2013
In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs	$6	$4
Augusta paper machine shutdown	44	27
Other	2	1
Total	$52	$32
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the third quarter of 2014.
Industrial Packaging

	2014			2013
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,754	$3,800	$11,247	$3,755	$3,780	$11,095
Operating Profit	527	537	1,517	499	474	1,328
Industrial Packaging net sales for the third quarter of 2014 were 1% lower than in the second quarter of 2014 and 0% lower than in the third quarter of 2013. Operating profits in the third quarter of 2014 included a charge of $35 million for costs associated with a multi-employer pension plan withdrawal liability, charges of $1 million for integration costs associated with the Temple-Inland acquisition, charges of $5 million for costs associated with the restructuring of our EMEA Packaging business and net charges of $1 million for other items. Operating profits in the second quarter of 2014 included charges of $2 million for integration costs associated with the Temple-Inland acquisition, a gain of $7 million related to our Brazil Packaging business and net charges of $2 million for other items. Operating profits in the third quarter of 2013 included charges of $24 million for integration costs associated with the Temple-Inland acquisition, a gain of $9 million on the sale of the Bellevue, Washington box plant facility which was closed in 2010, and net charges of $3 million for other items. Excluding these items, operating profits in the third quarter of 2014 were 7% higher than in the second quarter of 2014 and 10% higher than in the third quarter of 2013.
North American Industrial Packaging net sales were $3.2 billion in the third quarter of 2014 compared with $3.2 billion in the second quarter of 2014 and $3.2 billion in the third quarter of 2013. Operating profits were $535 million ($570 million excluding pension plan withdrawal costs, Temple-Inland integration costs and a gain related to the release of reserves for box plant closures) in the third quarter of 2014 compared with $521 million ($523 million excluding Temple-Inland integration costs) in the second quarter of 2014 and $499 million ($516 million excluding Temple-Inland acquisition costs and a net gain related to closed facilities) in the third quarter of 2013.
Sales volumes for boxes in the third quarter of 2014 were seasonally lower than in the second quarter of 2014, despite having one more shipping day. Containerboard shipments to the domestic market increased, but shipments to export markets were lower. Total maintenance and market-related downtime decreased 64,000 tons from 181,000 tons to 117,000 tons which reflects a decrease of 75,000 tons for maintenance downtime, partially offset by an increase of 11,000 tons for market-related downtime. Average sales prices were flat for both boxes and domestic containerboard, but export containerboard sales prices declined due to competitive pressures. Lower input costs for energy and recycled fiber were offset by higher costs for wood and freight. Planned maintenance downtime costs were $68 million lower in the 2014 third quarter with an outage at the Rome, Georgia mill compared with the 2014 second quarter which had outages at eight mills. Manufacturing operating costs were lower reflecting strong operational performance.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 increased slightly due to one more shipping day for boxes. Containerboard shipments were lower for both domestic and export shipments. Total maintenance and market-related downtime was 41,000 tons lower in the third quarter of 2014 which reflects a decrease of 40,000 tons for maintenance downtime and a decrease of 1,000 tons for market-related downtime. Average sales price realizations were higher due to sales price increases for boxes and domestic containerboard that were implemented in late 2013. Input costs for wood and energy increased, partially offset by lower costs for starch and recycled fiber. Planned maintenance downtime costs were $14 million lower in the third quarter of 2014 compared with the third quarter of 2013.
Entering the fourth quarter of 2014, sales volumes are expected to be lower reflecting three fewer shipping days for boxes and seasonally lower sales volumes for containerboard. Input costs are expected to be flat with lower costs for recycled fiber offset by higher costs for starch. Planned maintenance downtime costs should be $24 million higher.
European Industrial Packaging net sales were $310 million in the third quarter of 2014 compared with $339 million in the second quarter of 2014 and $305 million in the third quarter of 2013. Operating profits were a loss of $1 million (a gain of $4 million excluding restructuring costs) in the third quarter of 2014 compared with a gain of $9 million ($10 million excluding costs associated with the 2013 acquisition of a majority share of our operations in Turkey) in the second quarter of 2014 and a loss of $2 million in the third quarter of 2013.
Sales volumes in the third quarter of 2014 were lower than in the second quarter of 2014 reflecting seasonally weaker market demand. Average sales margins decreased despite lower board costs due to an unfavorable mix. Input costs for energy were slightly higher.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 increased reflecting recovering economic conditions and improved demand for industrial packaging. Average sales margins were significantly higher due to improved sales prices for boxes and decreased material costs. Energy costs were slightly lower.
Looking ahead to the fourth quarter of 2014, sales volumes are expected to be seasonally higher, primarily in the fruit and vegetable packaging market. Average sales margins are expected to be slightly higher.
Brazilian Industrial Packaging net sales were $88 million in the third quarter of 2014 compared with $97 million in the second quarter of 2014 and $95 million in the third quarter of 2013. Operating profits were a loss of $2 million in the third quarter of 2014 compared with a gain of $8 million ($1 million excluding a special items adjustment gain) in the second quarter of 2014 and about breakeven (a gain of $1 million excluding acquisition costs) in the third quarter of 2013.
Sales volumes in the third quarter of 2014 were lower than in the second quarter of 2014 due to the slowing of economic activity in Brazil in June due to the World Cup events and overall weaker market demand. (Note that Brazil Packaging results are reported on a one-month lag.) Average sales margins decreased as higher box prices resulting from the sales price increase announced during the 2014 second quarter were offset by a less favorable product mix. Input costs decreased for recycled fiber. Planned maintenance downtime costs were $3 million higher related to outages at the Nova Campina and Paulinia mills. Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 were lower. Average sales price realizations were higher. Input costs increased primarily for recycled fiber and chemicals. Operating profits in the fourth quarter of 2014 are expected to improve reflecting seasonally higher sales volumes and a more favorable mix. Planned maintenance downtime costs should be $3 million lower with no outages scheduled in the fourth quarter. Input costs, mainly for recycled fiber, are expected to decrease.
Asian Industrial Packaging net sales for the packaging operations were $89 million in the third quarter of 2014 compared with $89 million in the second quarter of 2014 and $105 million in the third quarter of 2013. Operating profits for the packaging operations were a loss of $5 million (a loss of $3 million excluding restructuring costs) in the third quarter of 2014 compared with a loss of $2 million (a loss of $1 million excluding restructuring costs) in the second quarter of 2014 and a gain of $1 million in the third quarter of 2013.
Net sales for the distribution operations were $57 million in the third quarter of 2014 compared with $65 million in the second quarter of 2014 and $60 million in the third quarter of 2013. Operating profits for the distribution operations were about breakeven in the third quarter of 2014, $1 million in the second quarter of 2014 and $1 million in the third quarter of 2013.
Compared with the second quarter of 2014, sales volumes for the packaging business were about flat in the third quarter of 2014 as market demand remains soft. Average sales margins were squeezed reflecting declining sales prices resulting from competitive pressure. Operating profits in the fourth quarter of 2014 are expected to continue to be affected by the difficult market conditions. Initiatives to control costs are being implemented to offset some of this negative impact.
Printing Papers

	2014			2013
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,453	$1,421	$4,280	$1,555	$1,540	$4,635
Operating Profit	177	69	(164)	93	76	318
Printing Papers net sales for the third quarter of 2014 were 2% higher than in the second quarter of 2014 and 7% lower than in the third quarter of 2013. Operating profits in the third and second quarters of 2014 included charges of $3 million and $49 million, respectively, for costs associated with the closure of our Courtland, Alabama mill. Operating profits in the third quarter of 2014 also included a charge of $32 million related to a tax amnesty program in Brazil and a gain of $20 million related to the resolution of a legal contingency in India. Excluding these items, operating profits in the third quarter of 2014 were 63% higher than in the second quarter of 2014 and 33% higher than in the third quarter of 2013.
North American Printing Papers net sales were $529 million in the third quarter of 2014 compared with $500 million in the second quarter of 2014 and $660 million in the third quarter of 2013. Operating profits were $72 million ($75 million excluding mill closure costs) in the third quarter of 2014 compared with a loss of $16 million (a gain of $33 million excluding mill closure costs) in the second quarter of 2014 and a gain of $11 million ($62 million excluding mill closure costs) in the third quarter of 2013.
Sales volumes in the third quarter of 2014 were higher compared with the second quarter of 2014 reflecting seasonally higher demand for uncoated freesheet paper and new business gained in selected channels. Average sales price realizations were stable in both the domestic and export markets. Input costs decreased, primarily for energy and chemicals while wood costs remained high. Planned maintenance downtime costs in the third quarter of 2014 included an outage at the Franklin mill and were $19 million lower than in the second quarter of 2014 which included outages at the Eastover and Ticonderoga mills. Manufacturing operating costs were lower reflecting improved productivity. Operating profits were also favorably impacted by lower non-recurring costs associated with the shutdown of the Courtland mill.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 were significantly lower due to the closure of the Courtland mill and weaker market demand for uncoated freesheet paper. However, this negative impact was more than offset by increased average sales price realizations reflecting price increases implemented during 2013 and the first half of 2014 and a more favorable sales mix. Input costs were flat as lower costs for chemicals offset higher wood and energy costs. Planned maintenance downtime costs were $9 million lower than in the third quarter of 2013. Operating earnings in the third quarter of 2014 include $7 million of costs associated with the Courtland mill shutdown.
Entering the fourth quarter of 2014, sales volumes are expected to be flat for uncoated freesheet paper in the domestic market. Average sales price realizations are expected to be seasonally lower. Input costs are expected to remain elevated. Planned maintenance downtime costs should be $35 million higher with outages scheduled in the fourth quarter at the Eastover and Riverdale mills.
European Printing Papers net sales were $365 million in the third quarter of 2014 compared with $380 million in the second quarter of 2014 and $355 million in the third quarter of 2013. Operating profits were $44 million in the third quarter of 2014 compared with $20 million in the second quarter of 2014 and $46 million in the third quarter of 2013.

Compared with the second quarter of 2014, sales volumes in the third quarter of 2014 for uncoated freesheet paper decreased slightly, while sales volumes of pulp increased. Average sales price realizations for uncoated freesheet paper were flat in Russia and slightly lower in Europe. Input costs for wood increased in Russia and France, but decreased in Poland. Planned maintenance downtime costs were $23 million lower in the third quarter of 2014 which included a small outage at the Kwidzyn mill compared with outages at the Kwidzyn and Svetogorsk mills in the second quarter of 2014.
Sales volumes in the third quarter of 2014 compared with the third quarter of 2013 were higher, primarily for shipments of uncoated freesheet paper in Russia, while sales volumes in Europe were lower. Average sales price realizations for uncoated freesheet paper decreased due to weak economic conditions and competitive pressure. Input costs for wood were higher in both Russia and Europe. Planned maintenance downtime costs were $2 million lower in the third quarter of 2014 compared with the third quarter of 2013. Manufacturing operating costs were lower.
Looking forward to the fourth quarter of 2014, sales volumes are expected to be seasonally higher. Average sales price realizations for uncoated freesheet paper are expected to be higher in Russia due to a price increase, but lower in Europe reflecting competitive market conditions. Input costs are expected to be higher for energy and wood in Russia. In Europe, higher costs for energy and purchased fiber in Europe should be partially offset by lower costs for wood. Planned maintenance downtime costs should be $1 million lower with no outages scheduled during the fourth quarter of 2014.
Brazilian Printing Papers net sales were $266 million in the third quarter of 2014 compared with $262 million in the second quarter of 2014 and $265 million in the third quarter of 2013. Operating profits were $26 million ($58 million excluding costs associated with a tax amnesty program) in the third quarter of 2014, $53 million in the second quarter of 2014 and $45 million in the third quarter of 2013.
Sales volumes in the third quarter of 2014 were higher than in the second quarter of 2014 due to seasonally higher demand for uncoated freesheet paper in the domestic market, partially offset by lower export shipments to Latin America. Average sales price realizations were up slightly in the domestic market and were flat in the Latin American export markets. Average sales margins were positively impacted by the geographic mix. Input costs were flat. Manufacturing operating costs were slightly higher. Planned maintenance downtime costs were $1 million lower in the third quarter of 2014 which included no outages compared with the second quarter of 2014 which included an outage at the Tres Lagoas mill.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 decreased. Average sales price realizations improved for domestic uncoated freesheet paper due to price increases implemented in the second half of 2013 and during the first half of 2014. Input costs were higher for wood and chemicals. Planned maintenance downtime costs were $7 million lower than in the third quarter of 2013 which included an outage at the Mogi Guacu mill.
Entering the fourth quarter of 2014, sales volumes are expected to increase reflecting seasonally stronger demand for uncoated freesheet paper in the domestic market. Average export sales price realizations are expected to be lower, but average sales margins should benefit from a more favorable geographic mix. Planned maintenance outage costs should be $9 million higher with an outage scheduled at the Mogi Guacu mill.
Indian Printing Papers net sales were $44 million in the third quarter of 2014 compared with $46 million in the second quarter of 2014 and $40 million ($38 million excluding excise duties which were included in net sales in 2013) in the third quarter of 2013. Operating profits were $15 million (a loss of $5 million excluding a gain related to the resolution of a legal contingency) in the third quarter of 2014, and losses of $2 million in the second quarter of 2014 and $12 million in the third quarter of 2013.
Compared with the second quarter of 2014, sales volumes in the third quarter of 2014 were flat as market demand for uncoated freesheet paper remains soft. Average sales price realizations were marginally lower due to competitive pressures. Input costs for wood were flat. Planned maintenance downtime costs were $1 million higher in the third quarter of 2014 with an outage at the Rajahmundry mill. Operating costs were also higher. Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 increased marginally. Average sales price realizations improved, reflecting price increases implemented in 2013. Input costs for wood were higher. Planned maintenance downtime costs were $6 million lower in the third quarter of 2014.
Looking ahead to the fourth quarter of 2014, market demand is expected to be seasonally stronger. Sales volumes and average sales price realizations should improve. Input costs for wood are expected to decrease. No planned maintenance outages are scheduled for the fourth quarter of 2014.
Asian Printing Papers net sales were $14 million in the third quarter of 2014 compared with $14 million in the second quarter of 2014 and $30 million in the third quarter of 2013. Operating profits were about breakeven in the third and second quarters of 2014 and the third quarter of 2013.
U.S. Market Pulp net sales were $235 million in the third quarter of 2014 compared with $219 million in the second quarter of 2014 and $205 million in the third quarter of 2013. Operating profits were $20 million in the third quarter of 2014 compared with $14 million in the second quarter of 2014 and $3 million in the third quarter of 2013.

Sales volumes in the third quarter of 2014 compared with the second quarter of 2014 were higher reflecting increased shipments of market pulp, partially offset by seasonally lower fluff pulp shipments. Average sales price realizations for fluff pulp increased, but softwood and hardwood pulp average sales price realizations decreased. Operating costs were slightly higher, while input costs were flat. Planned maintenance downtime costs in the third quarter of 2014 were $2 million lower than in the second quarter of 2014.
Compared with the third quarter of 2013, sales volumes increased in the third quarter of 2014 reflecting higher shipments of market pulp partially offset by lower fluff pulp shipments. Average sales margins increased due to higher sales price realizations. Input costs were higher for wood and energy. Planned maintenance downtime costs were $3 million lower, but operating costs were slightly higher.
Entering the fourth quarter of 2014, sales volumes are expected to decrease reflecting lower market pulp shipments following a strong third quarter, partially offset by higher fluff pulp shipments. Average sales price realizations are expected to be stable for both fluff pulp and market pulp. Input costs should also be flat. Planned maintenance downtime costs should be $11 million lower with no planned maintenance outages scheduled for the fourth quarter.
Consumer Packaging

	2014			2013
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$876	$843	$2,548	$885	$855	$2,570
Operating Profit	77	33	127	73	51	131
Consumer Packaging net sales in the third quarter of 2014 were 4% higher than in the second quarter of 2014 and 1% lower than in the third quarter of 2013. Operating profits included charges of $2 million in the third quarter of 2014 and $1 million in the second quarter of 2014 related to sheet plant closures. Excluding these items, operating profits in the third quarter of 2014 were 132% higher than in the second quarter of 2014 and 8% higher than in the third quarter of 2013.
North American Consumer Packaging net sales in the third quarter of 2014 were $528 million compared with $505 million in the second quarter of 2014 and $505 million in the third quarter of 2013. Operating profits were $50 million ($52 million excluding sheet plant closure costs) in the third quarter of 2014 compared with $21 million ($22 million excluding sheet plant closure costs) in the second quarter of 2014 and $51 million in the third quarter of 2013.
Coated Paperboard sales volumes in the third quarter of 2014 were higher than the second quarter of 2014 partly due to the increased production capacity resulting from less maintenance outage downtime during the quarter. Average sales price realizations improved reflecting the continuing realization of sales price increases announced during the prior quarter. Operating costs were lower due to good overall performance by the manufacturing facilities. Planned maintenance downtime costs were $18 million lower in the 2014 third quarter which included a small outage at the Texarkana mill compared with the second quarter of 2014 which included outages at the Riegelwood and Texarkana mills. Input costs for wood were slightly higher.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 were slightly lower. Average sales price realizations were significantly higher due to the impact of price increases implemented in both 2014 and 2013. Input costs were higher, primarily for wood. Planned maintenance downtime costs were $1 million higher in the third quarter of 2014. Operating costs were higher.
Foodservice sales volumes in the third quarter of 2014 were higher than in the second quarter of 2014. Average sales margins reflected higher average sales price realizations more than offset by a less favorable customer mix and higher input costs for board and resins. Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 increased. Average sales margins were lower as higher average sales price realizations and a favorable mix were more than offset by higher input costs.
Looking forward to the fourth quarter of 2014, coated paperboard sales volumes are expected to decrease reflecting softer market conditions. Average sales margins are expected to increase due to the partial realization of price increases announced in September and a more favorable mix. Planned maintenance downtime costs should be $10 million higher than in the third quarter of 2014 with an outage scheduled at the Texarkana mill during the fourth quarter of 2014. Input costs are expected to be stable. Foodservice sales volumes are expected to be seasonally higher, but average sales margins are expected to be lower due to an unfavorable product mix.
European Consumer Packaging net sales were $94 million in the third quarter of 2014 compared with $85 million in the second quarter of 2014 and $95 million in the third quarter of 2013. Operating profits in the third quarter of 2014 were $27 million compared with $11 million in the second quarter of 2014 and $25 million in the third quarter of 2013.

Sales volumes in the third quarter of 2014 compared with the second quarter of 2014 were higher in both Russia and Europe. However, the geographic mix of the shipments was impacted by the unstable economic situation in the Ukraine. Average sales margins were flat in Russia and lower in Europe reflecting a decrease in sales prices and an unfavorable mix. Input costs were flat. Planned maintenance downtime costs were $7 million lower in the third quarter of 2014 compared with the second quarter of 2014 which had outages at the Kwidzyn and Svetogorsk mills. Operating costs were lower in both Europe and Russia. Compared with the third quarter of 2013, sales volumes increased in both Europe and Russia. In Europe, average sales price realizations were lower and the impact of mix was unfavorable, while in Russia average sales margins were flat. There were no planned maintenance outages in either period. Input costs increased for wood, but were partially offset by lower chemicals costs. Operating costs were lower.
Entering the fourth quarter of 2014, sales volumes are expected to increase. Average sales margins are expected to decrease reflecting an unfavorable geographic mix in both Europe and Russia. Planned maintenance downtime costs are expected to be flat with no outages scheduled in the fourth quarter. Input costs are expected to be higher in Russia.
Asian Consumer Packaging net sales were $254 million in the third quarter of 2014, $253 million in the second quarter of 2014 and $285 million in the third quarter of 2013. Operating profits were about breakeven in the third quarter of 2014 compared with $1 million in the second quarter of 2014 and a loss of $3 million in the third quarter of 2013. Compared with the second quarter of 2014, sales volumes in the third quarter of 2014 were slightly higher, reflecting mild market demand growth although the market continues to be highly competitive. Sales prices also remained under pressure due to the over-supplied market conditions. Input costs and operating costs were improved, helping offset the pricing impact on earnings. Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 were lower. Average sales margins also decreased, reflecting lower sales prices partially offset by a more favorable product mix. Operating costs were lower.
Looking ahead to the fourth quarter of 2014, operating profits are expected to be negatively impacted by continuing price pressures due to challenging market conditions.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded an equity loss, net of taxes, of $70 million in the third quarter of 2014, compared with equity earnings, net of taxes, of $43 million in the second quarter of 2014 and $11 million in the third quarter of 2013. In the third quarter of 2014, the after-tax foreign exchange impact was a loss of $82 million on the remeasurement of U.S. dollar-denominated debt compared with a gain of $29 million in the second quarter of 2014. Compared with the second quarter of 2014, in the third quarter of 2014 sales volumes were lower reflecting increased shipments of pulp, containerboard and paper in the domestic market, offset by decreased shipments of linerboard to China and paper to other export markets. Average sales price realizations decreased for sales of pulp to export markets and for cut-size paper in the domestic market. Input costs for wood were seasonally lower. Operating costs increased due to higher planned maintenance outage costs with an outage at the Bratsk mill in the third quarter. The Company received cash dividends from the joint venture of $56 million during the third quarter of 2014.
Compared with the third quarter of 2013, sales volumes in the third quarter of 2014 reflected increased sales of pulp to China and higher sales of paper in the domestic market, partially offset by lower sales of pulp to the domestic market. Average sales price realizations were flat. Input costs for wood, chemicals and energy increased. Operating costs were about flat as the benefit of the absence of start-up and ramp-up costs associated with major capital projects at the Bratsk and Koryazhma mills in 2013 was offset by higher depreciation expense and higher outage costs. An after-tax foreign exchange gain of $8 million on the remeasurement of U.S. dollar-denominated debt was recorded in the third quarter of 2013.
Looking forward to the fourth quarter of 2014, sales volumes are expected to improve. Average sales price realizations are expected to decrease versus the third quarter of 2014 as weak demand for softwood pulp in China affects pricing. Input costs are expected to be higher for wood and energy. Operating results should be better because of operational enhancements implemented during the third quarter outage and no maintenance outages scheduled in the fourth quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.9 billion for the first nine months of 2014, compared with $2.0 billion for the comparable 2013 nine-month period. Earnings from operations adjusted for non-cash charges and the cash pension plan contributions were $2.3 billion for the first nine months of 2014 compared to $2.6 billion for the first nine months of 2013. Cash used for working capital components totaled $336 million for the first nine months of 2014 compared to $585 million for the comparable 2013 nine-month period.
The Company generated free cash flow of approximately $1.3 billion and $1.2 billion in the first first nine months of 2014 and 2013, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.

The following is a reconciliation of free cash flow to cash provided by operations:

	Nine Months Ended September 30,
In millions	2014	2013
Cash provided by operations	$1,933	$1,991
Adjustments:
Cash invested in capital projects	(961)	(759)
Cash contribution to pension plan	353	31
Insurance reimbursement for Guaranty Bank settlement	—	(30)
Free Cash Flow	$1,325	$1,233
Investments in capital projects totaled $961 million in the first nine months of 2014 compared to $759 million in the first nine months of 2013. Full-year 2014 capital spending is currently expected to be approximately $1.4 billion, or about 95% of depreciation and amortization expense for our current businesses.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Early debt reductions (a)	$262	$442	$1,301	$500
Pre-tax early debt extinguishment costs (b)	13	15	275	24

(a)
Reductions related to notes with interest rates ranging from 4.75% to 9.38% with original maturities from 2015 to 2027 and from 5.45% to 7.40% with original maturities from 2014 to 2033 for the three months ended September 30, 2014 and 2013, respectively, and from 4.75% to 9.38% with original maturities from 2018 to 2029 and from 5.20% to 7.95% with original maturities from 2014 to 2033 for the nine months ended September 30, 2014 and 2013, respectively.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

Financing activities for the first nine months of 2014 included a $208 million net increase in debt versus a $425 million net decrease in debt during the comparable 2013 nine-month period.
During the second quarter of 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $957 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $257 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the nine months ended September 30, 2014.
Subsequent to September 30, 2014, the Company repaid approximately $160 million of variable rate debt with an original maturity of February 2017.
During the first nine months of 2014, International Paper issued approximately 1.5 million shares of common stock and used 4.7 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $59 million of cash. International Paper also acquired 19 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $891 million, including $813 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company has repurchased 28.0 million shares at an average price of $46.29, for a total of approximately $1.3 billion, as of September 30, 2014.
During the first nine months of 2013, International Paper issued approximately 7.1 million shares of common stock and used approximately 0.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $288 million of cash. Also in the first six months of 2013, International Paper acquired 1.6 million shares of treasury stock primarily related to restricted stock tax withholding. Payments of restricted stock withholding taxes totaled $70 million. Cash dividend payments related to common stock totaled $451 million and $400 million for the first nine months of

2014 and 2013, respectively. Dividends were $1.0500 per share and $0.9000 per share for the first nine months in 2014 and 2013, respectively.
At September 30, 2014, contractual obligations for future payments of debt maturities by calendar year were as follows: $204 million in 2014; $577 million in 2015; $531 million in 2016; $206 million in 2017; $1.3 billion in 2018; $602 million in 2019; and $6.3 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
At September 30, 2014, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($500 million available at September 30, 2014) under a receivables securitization program. On January 8, 2014, the Company amended the receivables securitization facility to extend the maturity date from January 2014 to December 2014. During the first quarter of 2013, International Paper borrowed $260 million under the receivable securitization facility at a rate of 0.95% payable monthly. Prior to June 30, 2013, International Paper fully repaid the $260 million borrowed. During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed. At September 30, 2014, International Paper had no borrowings under the liquidity facilities.
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
Olmuksan
2014: In May 2014, the Company launched a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The Company continues to purchase outstanding shares in an effort to obtain 100% ownership status. As of September 30, 2014, the Company owned 91.5% of Olmuksan's outstanding and issued shares.
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
Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the remaining 12.6% owned by other parties have been considered noncontrolling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date on which International Paper obtained majority control of the entity.
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
The preliminary purchase price allocation indicated that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest was less than the fair value of the underlying assets by $22 million, resulting in a bargain purchase price gain being recorded on this transaction.
The $17 million reclassification of the cumulative translation balance and $18 million of the estimated bargain purchase gain were recorded in the 2013 first-quarter earnings. The $9 million gain resulting from the measurement of the previously held equity interest and an additional $4 million bargain purchase gain were recorded in 2013 second-quarter earnings and are included in Net bargain purchase gain on acquisition of business line item in the accompanying consolidated statement of operations.
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was initially not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During the third quarter, these open matters were successfully resolved, which resulted in $9 million paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company. During the second quarter of 2014, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Retained earnings on the consolidated balance sheet.
2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's initial investment in Orsa IP was approximately $471 million. Because International Paper acquired majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.
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
The Company has included in its 2013 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2014.
Pension Accounting
Net pension expense totaled approximately $290 million for International Paper’s U.S. plans for the nine months ended September 30, 2014, or about $123 million less than the pension expense for the first nine months of 2013. The decrease in U.S. plan expense was principally due to an increase in the assumed discount rate to 4.60% in 2014 from 4.10% in 2013 and lower amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $3 million and $4 million for the first nine months of 2014 and 2013, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2014, the market value of plan assets for International Paper’s U.S. plans totaled approximately $11.0 billion, consisting of approximately 49% equity securities, 31% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made cash contributions of $353 million to the qualified pension plan in the first nine months of 2014. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $46 million in 2014.
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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2014 - July 31, 2014	1,051,954	$49.05	1,040,709	$1.88
August 1, 2014 - August 31, 2014	2,436,421	47.65	2,440,241	1.76
September 1, 2014 - September 30, 2014	788,428	48.63	785,579	1.73
Total	4,276,803

(a)
10,275 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $3 billion Share Repurchase Program.

ITEM 6.	EXHIBITS

10.1	Five-Year Credit Agreement dated as of August 5, 2014, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders.

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 6, 2014	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

November 6, 2014	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller