Form 10-K
period 2014-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2015-02-26
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6400 Poplar Avenue
Memphis, Tennessee
(Address of principal executive offices)
38197
(Zip Code)
Registrant’s telephone number, including area code: (901) 419-9000
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014) was approximately $21,745,527,580.
The number of shares outstanding of the Company’s common stock as of February 20, 2015 was 422,845,435.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2014

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	41
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	42
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	42
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	44
	Consolidated Statement of Operations	46
	Consolidated Statement of Comprehensive Income	47
	Consolidated Balance Sheet	48
	Consolidated Statement of Cash Flows	49
	Consolidated Statement of Changes in Equity	50
	Notes to Consolidated Financial Statements	51
	Interim Financial Results (Unaudited)	87
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	87
ITEM 9A.	CONTROLS AND PROCEDURES.	91
ITEM 9B.	OTHER INFORMATION.	92

PART III.		92

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	92
ITEM 11.	EXECUTIVE COMPENSATION.	92
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	93
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	93
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	93

PART IV.		93

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	93
	Additional Financial Data	93
	Schedule II – Valuation and Qualifying Accounts	97
	SIGNATURES	98
APPENDIX I	2014 LISTING OF FACILITIES	A-1
APPENDIX II	2014 CAPACITY INFORMATION	A-4

PART I.
ITEM 1. BUSINESS
GENERAL
International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”) is a global paper and packaging company with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia, Africa and the Middle East. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.
In the United States, at December 31, 2014, the Company operated 25 pulp, paper and packaging mills, 177 converting and packaging plants, 18 recycling plants and three bag facilities. Production facilities at December 31, 2014 in Europe, Asia, Africa, India, Latin America and South America included 16 pulp, paper and packaging mills, 69 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through 12 branches in Asia. At December 31, 2014, we owned or managed approximately 334,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into three segments: Industrial Packaging; Printing Papers; and Consumer Packaging. A description of these business segments can be found on pages 26 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.
From 2010 through 2014, International Paper’s capital expenditures approximated $5.9 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs and maintain reliability of operations. Capital spending in 2014 was approximately $1.4 billion and is expected to be approximately $1.5 billion in 2015. You can find more information about capital expenditures on page 32 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on pages 84 through 86 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on page 86 of Item 8. Financial Statements and Supplementary Data.
COMPETITION AND COSTS
The markets in the pulp, paper and packaging product lines are large and fragmented. The major markets, both U.S. and non-U.S., in which the Company sells its principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood-fiber products.
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 19 through 31 of Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.
MARKETING AND DISTRIBUTION
The Company sells packaging products, paper products and other products directly to end users and converters, as well as through agents, resellers and paper distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products are described on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2014, 2013 and 2012 were as follows:
Sales Volumes by Product (1)

In thousands of short tons	2014	2013	2012
Industrial Packaging
North American Corrugated Packaging (2)	10,355	10,393	10,523
North American Containerboard (2)	3,035	3,273	3,228
North American Recycling	2,459	2,379	2,349
North American Saturated Kraft	186	176	166
North American Gypsum/Release Kraft (2)	168	157	135
North American Bleached Kraft	26	132	114
EMEA Industrial Packaging (3)	1,379	1,342	1,032
Asian Box	408	416	410
Brazilian Packaging (4)	318	297	—
Industrial Packaging	18,334	18,565	17,957
Printing Papers
U.S. Uncoated Papers	1,968	2,508	2,617
European and Russian Uncoated Papers	1,531	1,413	1,286
Brazilian Uncoated Papers	1,141	1,150	1,165
Indian Uncoated Papers	231	232	246
Uncoated Papers	4,871	5,303	5,314
Market Pulp (5)	1,776	1,711	1,593
Consumer Packaging
North American Consumer Packaging	1,486	1,556	1,507
European and Russian Coated Paperboard	354	355	372
Asian Coated Paperboard	1,358	1,430	1,059
Consumer Packaging	3,198	3,341	2,938

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(2)	Includes Temple-Inland volumes from date of acquisition in February 2012.

(3)	Includes Turkish box plants beginning in Q1 2013 when a majority ownership was acquired.

(4)	Includes Brazil Packaging from date of acquisition in mid- January 2013.

(5)	Includes North American, European and Brazilian volumes and internal sales to mills.

RESEARCH AND DEVELOPMENT
The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $16 million in 2014, $18 million in 2013 and $13 million in 2012.
We own numerous patents, copyrights, trademarks, trade secrets and other intellectual property rights relating to our products and to the processes for their production. We also license intellectual property rights to and from others where advantageous or necessary. Many of the manufacturing processes are among our trade secrets. Some of our products are covered by U.S. and non-U.S. patents and are sold under well known trademarks. We derive a competitive advantage by protecting our trade secrets, patents, trademarks and other intellectual property rights, and by using them as required to support our businesses.
ENVIRONMENTAL PROTECTION
International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $93 million in 2014 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $134 million in 2015 for similar capital projects, including expenditures associated with the U.S. Environmental Protection Agency's (EPA) Boiler MACT (maximum achievable control technology)

regulations. Capital expenditures for 2016 environmental capital projects are anticipated to be approximately $96 million, including Boiler MACT costs. Capital expenditures for 2017 environmental capital projects are estimated to be $115 million, including Boiler MACT costs. On January 31, 2013, the EPA issued the final suite of Boiler MACT regulations. These regulations require owners of specified boilers to meet revised air emissions standards for certain substances. Several lawsuits have been filed to challenge all or portions of the Boiler MACT regulations and on December 1, 2014, EPA proposed limited revisions to the regulations. Litigation challenging these regulations is ongoing. As such, the projected capital expenditures for environmental capital projects represent our current best estimate of future expenditures with the recognition that the Boiler MACT regulations are subject to change.
In the U.S., revisions to National Ambient Air Quality Standards (NAAQS) for sulfur dioxide (SO2), nitrogen dioxide (NO2), and fine particulate (PM2.5) finalized between 2010 and 2012, and a proposed revision to the NAAQS for ozone in late 2014, have not had a material impact on the Company. Regulations addressing specific implementation issues related to the SO2 NAAQS are being developed by the EPA and are expected to be finalized during the next two years. Potentially material capital investment may be required in response to these emerging requirements.

CLIMATE CHANGE

Climate change refers to any significant change in the measure of the earth’s climatic conditions such as temperature, precipitation, or winds that persist for decades or longer. Climate change can be caused by natural factors, such as changes in the sun’s intensity and ocean circulation, and human activities can also affect the composition of the earth’s atmosphere, such as from the burning of fossil fuels. In an effort to mitigate the potential of climate change impacts from human activities, various international, national and sub-national (regional, state and local) governmental actions have been undertaken. Presently, these efforts have not materially impacted International Paper, but such efforts may have a material impact on the Company in the future.

International Efforts

The 1997 Kyoto Protocol established emission reduction obligations for certain countries where the Company had and continues to have operations. Though the Kyoto Protocol expired in 2012, several countries, and most notably the European Union (EU), extended their emissions commitments until 2020. A successor program to the Kyoto Protocol is the subject of on-going international negotiations including a

Conference of the Parties to the Kyoto Protocol scheduled for December 2015. It is not yet clear if these negotiations will result in a new International Climate Change Agreement and, if so, what form it may take. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of future international agreements on the Company.

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
National Efforts
In the U.S., the Kyoto Protocol was not ratified and Congress has not passed GHG legislation. The U.S. EPA has enacted (i) regulations to control GHGs from mobile sources (through transportation fuel efficiency standards), (ii) New Source Performance Standards (NSPS) for new Electrical Generating Units (EGUs) and (iii) regulations requiring reporting of GHGs from sources of GHGs greater than 25,000 tons per year. In 2014, the Company reported to EPA the GHG emissions from 23 of our U.S. manufacturing sites and 8 landfills.
In 2010, EPA issued GHG regulations for new and modified sources under the New Source Review and Title V Operating Permit programs and shortly thereafter deferred the applicability of these GHGs regulations to biomass carbon emissions until the summer of 2014. EPA subsequently issued guidance clarifying that GHGs cannot be the sole basis for designating a new or modified source as a major source subject to new source review or Title V air permitting requirements. EPA also established that BACT (Best Available Control Technology) would be required for any GHG emissions increase above 75,000 tons per year if a new source or Title V review was required for other regulated pollutants.
On November 19, 2014 EPA issued a revised draft carbon accounting framework addressing the circumstances under which biomass combustion can be considered carbon neutral. EPA has stated it intends to issue future rulemakings to address how states may use the revised framework in implementing state permit rules and in developing plans for regulating GHGs from utility electric generators. Given the uncertainties regarding the framework and scope of future GHG rulemaking, it is unclear what impacts, if any, EPA’s actions in this area will have on the Company’s operations.
In 2013, EPA issued final regulations establishing New Source Performance Standards (NSPS) for new Electrical Generating Units (EGUs). This regulation is the first of several expected NSPSs that EPA will implement over the coming years. The EPA has not yet identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that at some future time pulp and paper sources will be subject to new GHG NSPS rules. It is unclear what impacts, if any, future GHG NSPS rules will have on the Company’s operations.
In 2014, EPA proposed regulations for GHGs from new and existing utility electric generators. These regulations have the potential to increase purchased electricity prices across the United States. The proposed rules phase in the compliance obligations between about 2018 and 2030 and they remain subject to substantive revisions before final promulgation. EPA estimates purchased electricity prices will increase by less than seven percent, but some utilities are estimating significantly higher price increases. Given the uncertainties regarding the scope of the final regulations, it is unclear what impacts, if any, these regulations will have on the Company’s operations.
State, Regional and Local Measures
A few U.S. states have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities, primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. One such state is California. The Company does not have any sites currently subject to California's GHG regulatory plan. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. Although we are monitoring proposed programs in other states, it is unclear what impacts, if any, state-level GHG rules will have on the Company’s operations.
Summary
Regulation of GHGs continues to evolve in various countries in which we do business. While it is likely that there will be increased governmental action regarding GHGs and climate change, at this time it is not reasonably possible to estimate either a timetable for the implementation of any new regulations or our costs of compliance. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on International Paper, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. International Paper has controls and procedures in place to stay informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate. We regularly assess whether such legislation or regulation may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.
Additional information regarding climate change and International Paper is available in our Sustainability Report found at http://www.internationalpaper.com/US/ EN/Company/Sustainability/SustainabilityReport.html, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

EMPLOYEES
As of December 31, 2014, we had approximately 58,000 employees, nearly 34,000 of whom were located in the United States. Of the U.S. employees, approximately 23,600 are hourly, with unions representing approximately 14,000 employees. Approximately 11,000 of the union employees are represented by the United Steel Workers (USW).
International Paper, the USW, and several other unions have entered into two master agreements covering various mills and converting facilities. These master agreements cover several specific items, including wages, select benefit programs, successorship, employment security, and health and safety. Individual facilities continue to have local agreements for other subjects not covered by the master agreements. If local facility agreements are not successfully negotiated at the time of expiration, under the terms of the master agreements the local contracts will automatically renew with the same terms in effect. The mill master agreement covers 19 of our U.S. pulp, paper, and packaging mills; the converting agreement includes 61 of our converting facilities. In addition, International Paper is party to a master agreement with District Council 2, International Brotherhood of Teamsters, covering 13 additional converting facilities.
During 2014, local labor agreements were negotiated at four mills and 27 converting facilities. In 2015, local labor agreements are scheduled to be negotiated at 18 facilities, including five mills and 13 converting facilities. Fourteen of these agreements will automatically renew under the terms of the applicable master agreement if new agreements are not reached.

EXECUTIVE OFFICERS OF THE REGISTRANT
Mark S. Sutton, 53, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984.
John V. Faraci, 65, special advisor to the board since January 1, 2015. Mr. Faraci will retire as an officer and employee effective February 28, 2015. Mr. Faraci previously served as chairman from 2003 to December 31, 2014, and as chief executive officer from 2003 to October 31, 2014. Mr. Faraci joined International Paper in 1974.
W. Michael Amick, Jr., 51, senior vice president - North American papers, pulp & consumer packaging since November 1, 2014. Mr. Amick previously served as vice president - president, IP India, from August 2012 to October 31, 2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.
C. Cato Ealy, 58, senior vice president - corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.
William P. Hoel, 58, senior vice president, Container The Americas, since February 2012. Mr. Hoel previously served as vice president, Container The Americas, from 2005 until 2012, senior vice president, corporate sales and marketing, from 2004 until 2005, and vice president, Wood Products, from 2000 until 2004. Mr. Hoel joined International Paper in 1983.
Tommy S. Joseph, 55, senior vice president - manufacturing, technology, EHS&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president - manufacturing, technology, EHS&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 58, senior vice president - human resources, communications & global government relations since November 1, 2014. Mr. Kadien previously served as senior vice president - consumer packaging and IP Asia from January 2010 to October 31, 2014, and senior vice president and president - xpedx from 2005 until 2009. Mr. Kadien joined International Paper in 1978. Mr. Kadien serves on the board of directors of The Sherwin-Williams Company.
Paul J. Karre, 62, senior vice president - human resources & communications since May 2009. Mr. Karre will retire as an officer and employee effective March 31, 2015. Mr. Karre previously served as vice president - human resources from 2000 until 2009. Mr. Karre joined International Paper in 1974.
Glenn R. Landau, 46, senior vice president - president, IP Latin America since November 1, 2014. Mr. Landau previously served as vice president - president IP Latin America from 2013 to October 31, 2014, vice president - investor relations from 2011 to 2013, and vice president and general manager, containerboard and recycling from 2007 to 2011. Mr. Landau joined International Paper in 1991.
Tim S. Nicholls, 53, senior vice president - industrial packaging since November 1, 2014. Mr. Nicholls previously served as senior vice president - printing and communications papers of the Americas from November 2011 to October 31, 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.
Jean-Michel Ribieras, 52, senior vice president - president, IP Europe, Middle East, Africa & Russia since June 2013. Mr. Ribieras previously served as president - IP Latin America from 2009 until 2013. Mr. Ribieras is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ribieras joined International Paper in 1993.
Carol L. Roberts, 55, senior vice president & chief financial officer since November 2011. Ms. Roberts previously served as senior vice president - industrial packaging from 2008 until 2011 and senior vice president - IP packaging solutions from 2005 until 2008. Ms. Roberts serves on the board of directors of Alcoa Inc. and Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Ms. Roberts joined International Paper in 1981.
Sharon R. Ryan, 55, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan and the CBPR acquisition in 2008 is presented in Note 11 Commitments and Contingent Liabilities on page 64 and 67 of Item 8. Financial Statements and Supplementary Data.
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; and (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. In providing this information in this filing, we are relying on the effectiveness of Ilim's internal control environment. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to the risks and uncertainties that cause actual results to differ materially from those expressed or implied by such projections.

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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2014, International Paper had approximately $9.4 billion of outstanding indebtedness, including $8.7 billion of indebtedness outstanding under our floating and fixed rate notes. There was no indebtedness outstanding under our credit facilities as of December 31, 2014. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
Under the terms of the agreements governing approximately $3.3 billion of our debt as of December 31, 2014, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.

OUR INABILITY TO EXTEND, RENEW OR REFINANCE LOAN AGREEMENTS USED TO MONETIZE INSTALLMENT NOTES FROM THE SALE OF OUR FORESTLANDS MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. In connection with the 2006 International Paper installment sale of forestlands, we received installment notes (or timber notes), which we contributed to certain borrower entities. The entities to which these installment notes were contributed used the installment notes as collateral for approximately $4.8 billion in loans from third-party lenders. Of the $4.8 billion in loans from third-party lenders, $4.1 billion mature in September 2015, while the installment notes mature in August 2016 (unless extended). Failure to extend, renew or refinance these loans prior to their stated maturity could trigger the sale of the installment notes to facilitate the $4.1 billion debt payment which, in turn, would result in an acceleration of the payment of approximately $1.2 billion in deferred income taxes in 2015, rather than in 2016 when the installment notes mature (unless extended). The deferred taxes are currently recorded in the Company's consolidated financial statements. For further information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources and Note 10 Income Taxes on pages 62 through 64 and Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 67 through 69 of Item 8. Financial Statements and Supplementary Data.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to the Company in connection with our 2006 and Temple-Inland's 2007 sales of forestlands may be downgraded below a required rating. Since 2006, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $2.3 billion in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 67 through 69 and Note 10 Income Taxes on pages 62 through 64 of Item 8. Financial Statements and Supplementary Data for further information.
OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. We provide retiree health care benefits to certain of our U.S. salaried and certain hourly employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs.  Health care reform under the Patient Protection and Affordable Care Act of 2010 could also increase costs with respect to medical coverage of the Company’s full-time employees. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2014 was $3.9 billion. The amount and timing of future contributions will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Russia, Brazil, Poland, China, India, and Turkey where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Fluctuations in the value of local currency versus the U.S. dollar (such as in Russia during 2014), downturns in economic activity, adverse tax consequences, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.
RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements -- including, among others, those relating to the environment, health and safety, labor and employment and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs. For example, we have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and NAAQSs, will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. As another example, we are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility.

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
RISKS RELATING TO OUR OPERATIONS
MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	the effect of other severe weather conditions on equipment and facilities;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler;

•	damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	labor difficulties; and

•	other operational problems.
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
WE ARE SUBJECT TO CYBER-SECURITY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY THAT MANAGES OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to internal applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.
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
WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES, DIVESTITURES AND OTHER CORPORATE TRANSACTIONS. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent strategic acquisitions, joint ventures, divestitures and other corporate transactions and to realize the benefits we expect from such transactions, and we are subject to the risk that we may not achieve the expected benefits. Among the benefits we expect from potential as well as recently completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers placing higher strategic value on such businesses and assets than does International Paper.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2014, the Company owned or managed approximately 334,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia and Poland. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (CERFLOR) and the Forest Stewardship Council (FSC).
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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2015 on page 35, and dispositions and restructuring activities as of December 31, 2014, on pages 24 through 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 55 and 56 and pages 59 and 60 of Item 8. Financial Statements and Supplementary Data.
ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 64 through 67 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2014 and 2013 are set forth on page 87 of Item 8. Financial Statements and Supplementary Data. As of

the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. As of February 20, 2015, there were approximately 13,267 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2014 - October 31, 2014	2,825,448	$46.80	2,825,448	$1.59
November 1, 2014 - November 30, 2014	177,532	52.68	177,300	1.58
December 1, 2014 - December 31, 2014	545,681	53.84	533,340	1.56
Total	3,548,661

(a)
12,573 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on September 10, 2013, and through which we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of our common stock by December 31, 2016.  Another repurchase program was approved by our Board of Directors and announced on July 8, 2014, to supplement the former program.  Through the latter program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of additional shares of our common stock.  As of February 20, 2015, approximately $1.54 billion of shares of our common stock remained authorized for purchase under our share repurchase programs.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2009 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 31, 2009. The graph portrays total return, 2009–2014, assuming reinvestment of dividends.

Return on $100 Investment at YE 2009
Dollars
300
250
200
150
100
50
0
2009
2010
2011
2012
2013
2014
IP
ROIC Peer Group
S&P 500 index

Note: The companies included in the ROIC Peer Group are Domtar Inc., Fibria Celulose S.A., Klabin S.A., MeadWestvaco Corp., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Rock-Tenn Company, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2014		2013		2012		2011		2010
RESULTS OF OPERATIONS
Net sales	$23,617		$23,483		$21,852		$19,464		$18,496
Costs and expenses, excluding interest	22,138		21,643		20,214		17,528		17,169
Earnings (loss) from continuing operations before income taxes and equity earnings	872	(b)	1,228	(e)	967	(h)	1,395	(k)	719	(n)
Equity earnings (loss), net of taxes	(200)		(39)		61		140		111
Discontinued operations, net of taxes	(13)	(c)	(309)	(f)	77	(i)	82	(l)	65	(o)
Net earnings (loss)	536	(b-d)	1,378	(e-g)	799	(h-j)	1,336	(k-m)	712	(n-p)
Noncontrolling interests, net of taxes	(19)		(17)		5		14		21
Net earnings (loss) attributable to International Paper Company	555	(b-d)	1,395	(e-g)	794	(h-j)	1,322	(k-m)	691	(n-p)
FINANCIAL POSITION
Current assets less current liabilities	$3,050		$3,898		$3,907		$5,718		$3,525
Plants, properties and equipment, net	12,728		13,672		13,949		11,817		12,002
Forestlands	507		557		622		660		747
Total assets	28,684		31,528		32,153		27,018		25,409
Notes payable and current maturities of long-term debt	742		661		444		719		313
Long-term debt	8,631		8,827		9,696		9,189		8,358
Total shareholders’ equity	5,115		8,105		6,304		6,645		6,875
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.33		$3.85		$1.65		$2.87		$1.46
Discontinued operations	(0.03)		(0.70)		0.17		0.19		0.15
Net earnings (loss)	1.30		3.15		1.82		3.06		1.61
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.31		$3.80		$1.63		$2.84		$1.44
Discontinued operations	(0.02)		(0.69)		0.17		0.19		0.15
Net earnings (loss)	1.29		3.11		1.80		3.03		1.59
Cash dividends	1.4500		1.2500		1.088		0.975		0.400
Total shareholders’ equity	12.18		18.57		14.33		15.21		15.71
COMMON STOCK PRICES
High	$55.73		$50.33		$39.88		$33.01		$29.25
Low	44.24		39.47		27.29		21.55		19.33
Year-end	53.58		49.03		39.84		29.60		27.24
FINANCIAL RATIOS
Current ratio	1.6		1.8		1.8		2.2		1.8
Total debt to capital ratio	0.65		0.54		0.62		0.60		0.56
Return on shareholders’ equity	7.7%	(b-d)	20.2%	(e-g)	11.6%	(h-j)	17.9%	(k-m)	11.4%	(n-p)
CAPITAL EXPENDITURES	$1,366		$1,198		$1,383		$1,159		$775
NUMBER OF EMPLOYEES	58,000		64,000		65,000		56,000		53,000

FINANCIAL GLOSSARY
Current ratio—
current assets divided by current liabilities.
Total debt to capital ratio—
long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt and total shareholders’ equity.
Return on shareholders’ equity—
net earnings attributable to International Paper Company divided by average shareholders’ equity (computed monthly).
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)	All periods presented have been restated to reflect the xpedx business and the Temple-Inland Building Products business as discontinued operations, if applicable.

2014:

(b)
Includes restructuring and other charges of $846 million before taxes ($518 million after taxes) including pre-tax charges of $276 million ($169 million after taxes) for early debt extinguishment costs, pre-tax charges of $554 million ($338 million after taxes for costs associated with the shutdown of our Courtland, Alabama mill and a net pre-tax charge of $16 million ($11 million after taxes) for other items. Also included are a pre-tax charge of $47 million ($36 million after taxes) for a loss on the sale of a business by ASG in which we hold an investment and the subsequent partial impairment of our ASG investment, a goodwill impairment charge of $100 million (before and after taxes) related to our Asia Industrial Packaging business, pre-tax charges of $35 million ($21 million after taxes) for a multi-employer pension withdrawal liability, a pre-tax charge of $32 million ($17 million after taxes) for costs associated with a foreign tax amnesty program, a gain of $20 million (before and after taxes) for the resolution of a legal contingency in India, pre-tax charges of $16 million ($10 million after taxes) for costs associated with the integration of Temple-Inland, and a net gain of $4 million ($2 million after taxes) for other items.

(c)
Includes the operating earnings of the xpedx business through the date of the spin-off on July 1, 2014, net pre-tax charges of $24 million ($16 million after taxes) for costs associated with the spin-off of the xpedx business, pre-tax charges of $1 million (a gain of $1 million after taxes) for costs associated with the restructuring of xpedx and pre-tax charges of $16 million ($9 million after taxes) for costs associated with the Building Products divestiture.

(d)	Includes a tax benefit of $90 million related to internal restructurings and a net tax expense of $9 million for other items.

2013:

(e)
Includes restructuring and other charges of $156 million before taxes ($98 million after taxes) including pre-tax charges of $25 million ($16 million after taxes) for early debt extinguishment costs, pre-tax charges of $118 million ($72 million after taxes) for costs associated with the shutdown of our Courtland, Alabama mill, a pre-tax gain of $30 million ($19 million after taxes) for insurance reimbursements related to the 2012 Guaranty Bank legal settlement, a pre-tax charge of $45 million ($28 million after taxes) for costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill and a net pre-tax gain of $2 million (a loss of $1 million after taxes) for other items. Also included are a pre-tax goodwill and trade name intangible asset impairment of $127 million ($122 million after taxes) related to our India Papers business, pre-tax charges of $9 million ($5 million after taxes) to adjust the value of two Company airplanes to fair value, pre-tax charges of $62 million ($38 million after taxes) for integration costs associated with the acquisition of Temple-Inland, pre-tax charges of $6 million ($4 million after taxes) for an environmental reserve related to the Company's property in Cass Lake, Minnesota, and a gain of $13 million (before and after taxes) related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey.

(f)
Includes the operating results of the xpedx business for the full year and the Temple-Inland Building Products business through the date of sale in July 2013. Also includes pre-tax charges of $32 million ($19 million after taxes) for costs associated with the restructuring of the Company's xpedx operations, pre-tax charges of $22 million ($14 million after taxes) for costs associated with the spin-off of our xpedx operations, a pre-tax goodwill impairment charge of $400 million ($366 million after taxes) related to our xpedx business and pre-tax charges of $23 million ($19 million after taxes) for expenses associated with the divestiture of the Temple-Inland Building Products business.

(g)
Includes a tax benefit of $744 million associated with the closings of U.S. federal tax audits, a tax benefit of $31 million for an income tax reserve release and a net tax loss of $1 million for other items.

2012:

(h)
Includes restructuring and other charges of $65 million before taxes ($46 million after taxes) including pre-tax charges of $48 million ($30 million after taxes) for early debt extinguishment costs, pre-tax charges of $17 million ($12 million after taxes) for costs associated with the restructuring of the Company's Packaging business in EMEA. Also included are a pre-tax charge of $20 million ($12 million after taxes) related to the write-up of the Temple-Inland inventories to fair value, pre-tax charges of $164 million ($108 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $62 million ($38 million after taxes) to adjust the long-lived assets of the Hueneme mill in Oxnard, California to their fair value in anticipation of its divestiture, and pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestiture of three containerboard mills.

(i)
Includes the operating earnings of the xpedx business and the Temple-Inland Building Products business, pre-tax charges of $44 million ($28 million after taxes) for costs associated with the restructuring of the Company's xpedx operations and pre-tax charges of $15 million ($9 million after taxes) for expenses associated with pursuing the divestiture of the Temple-Inland Building Products business.

(j)
Includes a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursement).

2011:

(k)
Includes restructuring and other charges of $53 million before taxes ($32 million after taxes) including pre-tax charges of $32 million ($19 million after taxes) for early debt extinguishment costs, pre-tax charges of $18 million ($12 million after taxes) for costs associated with the acquisition of a majority share of Andhra Pradesh Paper Mills Limited in India, pre-tax charges of $20 million ($12 million after taxes) for costs associated with signing an agreement to acquire Temple-Inland, and a pre-tax gain of $24 million ($15 million after taxes) related to the reversal of environmental and other reserves due to the announced repurposing of a portion of the Franklin mill. Also included are a pre-tax charge of $27 million ($17 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, a pre-tax charge of $129 million ($104 million after taxes) for a fixed-asset impairment of the North American Shorewood business, pre-tax charges of$78 million (a gain of $143 million after taxes) to reduce the carrying value of the Shorewood business based on the terms of the definitive agreement to sell that business, and a charge of $11 million (before and after taxes) for asset impairment costs associated with the Inverurie, Scotland mill which was closed in 2009.

(l)
Includes a pre-tax gain of $50 million ($30 million after taxes) for an earnout provision related to the sale of the Company’s Kraft Papers business completed in January 2007. Also, the Company sold its Brazilian Coated Paper business in the third quarter 2006. Local country tax contingency reserves were included in the business’ operating results in 2005 and 2006 for which the related statute of limitations has expired. The reserves were reversed and a tax benefit of $15 million plus associated interest income of $6 million ($4 million after taxes) was recorded. Also included are the operating results of our xpedx business and pre-tax charges of $49 million ($34 million after taxes) for costs associated with the restructuring of the Company's xpedx business.

(m)
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

2010:

(n)
Includes restructuring and other charges of $390 million before taxes ($239 million after taxes) including pre-tax charges of $315 million ($192 million after taxes) for shutdown costs related to the Franklin, Virginia mill, a pre-tax charge of $35 million ($21 million after taxes) for early debt extinguishment costs, pre-tax charges of $7 million ($4 million after taxes) for closure costs related to the Bellevue, Washington container plant, a pre-tax charge of $11 million ($7 million after taxes) for an Ohio Commercial Activity tax adjustment, a pre-tax charge of $2 million ($1 million after taxes) for severance and benefit costs associated with the Company’s S&A reduction initiative, and a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the reorganization of the Company’s Shorewood operations. Also included are a pre-tax charge of $18 million ($11 million after taxes) for an environmental reserve related to the Company’s property in Cass Lake, Minnesota, and a pre-tax gain of $25 million ($15 million after taxes) related to the partial redemption of the Company’s interests in Arizona Chemical.

(o)	Includes the operating results of the Company's xpedx business.

(p)
Includes tax expense of $14 million and $32 million for tax adjustments related to incentive compensation and Medicare Part D deferred tax write-offs, respectively, and a $40 million tax benefit related to cellulosic bio-fuel tax credits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per diluted share attributable to common shareholders of $3.00 in 2014, compared with $3.06 in 2013, and $2.51 in 2012. Diluted earnings (loss) per share attributable to common shareholders were $1.29 in 2014, compared with $3.11 in 2013 and $1.80 in 2012.

International Paper delivered strong results during 2014, driven by margin expansion in all our key businesses, most notably in our North American Industrial Packaging business. We generated record cash flow from operations which enabled the Company to return cash to our shareholders in the form of approximately $1 billion in share buy-backs and a 14% increase in the quarterly dividend beginning with the 2014 fourth quarter dividend payment. Finally, with respect to our balanced use of cash, we completed a bond issue and related tender offer which enabled us to address outstanding debt due in 2018 and 2019 as well as shift from higher cost to lower cost debt.

Our 2014 results reflect continued margin expansion driven by sustained price improvements in our North American Industrial Packaging business along with improved pricing in our North American Printing Papers and Consumer Packaging businesses. In aggregate, volumes were down, largely due to declines in our North American Printing Papers business following the completion of the Courtland mill closure. Input costs increased year over year largely due to higher wood costs and higher energy costs, which were impacted by the significant adverse weather events experienced in much of the U.S. during the 2014 first quarter. Our Ilim joint venture delivered continued solid operational performance in 2014 associated with the productivity ramp-up of the two joint venture funded capital projects and other efficiency improvements. Ilim’s 2014 results were significantly impacted by unfavorable non-cash foreign currency movements associated with Ilim’s U.S. dollar denominated debt, particularly in the 2014 fourth quarter. Finally, during 2014, we completed the spin-off of the xpedx distribution business which included our receipt of $411 million in special payments.

Overall, 2014 reflects our successful efforts to drive margin growth across all of our key businesses. We once again generated returns in excess of our cost of capital while returning cash to our shareholders in the form of increased dividends and share repurchases. We exited

2014 with significant momentum, entering 2015 with a particular focus on execution to drive continued earnings growth and strong free cash flow.

Looking ahead to the 2015 first quarter, we expect volume to be largely flat with the exception of seasonally lower volumes in our Brazilian and European Printing Papers businesses. The fourth quarter historically represents the strongest volume quarter for our Brazilian Printing Papers business. Pricing is expected to be relatively stable except for our European Printing Papers and European Industrial Packaging businesses where pricing pressure continues due to the challenging economic conditions. We expect improved operating performance as we move past the isolated issues that impacted the 2014 fourth quarter in our North American Industrial Packaging and Brazil Printing Papers businesses. Input costs should be relatively stable in the 2015 first quarter with some improvement in the North American Industrial Packaging business, primarily related to lower energy and fuel costs. Planned maintenance downtime costs should increase primarily driven by outages in our North American Industrial Packaging business. Equity earnings from our Ilim joint venture are expected to benefit from the absence of the significant negative impact from remeasurement of Ilim’s U.S. dollar denominated debt due to devaluation of the Russian ruble in the 2014 fourth quarter.

For the 2015 full year, we anticipate an overall challenging macroeconomic environment but expect to benefit from the strengthening U.S. economy. Even in those markets facing economic headwinds, namely Brazil and Russia, our low cost export position should enable us to effectively navigate these challenges. There continues to be significant optimization opportunities in our North American Industrial Packaging business which we expect to further realize during 2015. Additionally, we expect improvement in the results of our Brazilian Industrial Packaging business along with the benefits of continued margin expansion at the Ilim joint venture. We also expect to take further advantage of the growing demand for fiber-based food packaging. In addition, we expect to realize the benefits of the repositioned North American Printing Papers business following the completion of the Courtland mill closure. Finally, we expect to generate strong free cash flow results but we do expect some impact from higher cash taxes driven by changes in our geographic mix of earnings and other non-repeating events that benefitted 2014 cash taxes.
Free cash flow (a non-GAAP measure) of $2.1 billion generated in 2014 was higher than the $1.8 billion generated in 2013 and the $1.6 billion generated in 2012 (see reconciliation on page 32).
Operating Earnings per share attributable to common shareholders of $0.53 in the 2014 fourth quarter were lower than the $0.95 in the 2014 third quarter and the $0.81 in the 2013 fourth quarter. Diluted earnings (loss)

per share attributable to common shareholders were $0.32 in the 2014 fourth quarter, compared with $0.83 in the 2014 third quarter and $0.98 in the 2013 fourth quarter.
Free cash flow of $739 million generated in the 2014 fourth quarter was higher than the $696 million generated in the 2014 third quarter and the $598 million generated in the 2013 fourth quarter (see reconciliation on page 32).
Operating Earnings and Operating Earnings Per Share are non-GAAP measures. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most directly comparable GAAP measure. The Company calculates Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, non-operating pension expense and discontinued operations. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most directly comparable GAAP measure, provides for a more complete analysis of the results of operations. The following are reconciliations of Operating Earnings per share attributable to International Paper Company common shareholders to diluted earnings (loss) per share attributable to International Paper Company common shareholders.

	2014	2013	2012
Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.00	$3.06	$2.51
Non-operating pension expense	(0.30)	(0.44)	(0.26)
Special items	(1.39)	1.18	(0.62)
Diluted Earnings (Loss) Per Share from Continuing Operations	1.31	3.80	1.63
Discontinued operations	(0.02)	(0.69)	0.17
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$1.29	$3.11	$1.80

	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2013
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.53	$0.95	$0.81
Non-operating pension expense	(0.07)	(0.08)	(0.11)
Special items	(0.12)	(0.08)	1.08
Diluted Earnings (Loss) Per Share from Continuing Operations	0.34	0.79	1.78
Discontinued operations	(0.02)	0.04	(0.80)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.32	$0.83	$0.98
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
International Paper operates in three segments: Industrial Packaging, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2014	2013	2012
Net Earnings (Loss) Attributable to International Paper Company	$555	$1,395	$794
Deduct – Discontinued operations:
(Earnings) from operations	(11)	(109)	(120)
Special items (gain) loss	24	418	43
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	568	1,704	717
Add back (deduct):
Income tax provision	123	(498)	306
Equity (earnings) loss, net of taxes	200	39	(61)
Net earnings (loss) attributable to noncontrolling interests	(19)	(17)	5
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	872	1,228	967
Interest expense, net	601	612	671
Noncontrolling interests / equity earnings included in operations	2	(1)	—
Corporate items	51	61	87
Special items:
Restructuring and other charges	282	10	51
Net losses (gains) on sales and impairments of businesses	38	—	(2)
Non-Operating Pension Expense	212	323	159
	$2,058	$2,233	$1,933
Industry Segment Operating Profit
Industrial Packaging	$1,896	$1,801	$1,066
Printing Papers	(16)	271	599
Consumer Packaging	178	161	268
Total Industry Segment Operating Profit	$2,058	$2,233	$1,933
Industry segment operating profits in 2014 included a net loss from special items of $732 million compared with $336 million in 2013 and $286 million in 2012. Operationally, compared with 2013, the benefit from higher average sales price realizations and favorable mix ($563 million) and lower other costs ($16 million) were offset by lower sales volumes ($35 million), higher operating costs ($138 million), higher input costs ($141 million), higher maintenance outage costs ($3 million) and higher costs associated with the closure of our Courtland, Alabama mill ($41 million).

Segment Operating Profit
(in millions)

$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,233
$563
($35)
($138)
($141)
($3)
($41)
$16
($396)
$2,058
2013
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Courtland Closure
Other
Special Items
2014

The principal changes in operating profit by segment were as follows:

•
Industrial Packaging’s profits of $1.9 billion were $95 million higher than in 2013 as the net benefit of higher average sales price realizations and mix were partially offset by lower sales volumes, higher operating costs, higher maintenance outage costs and higher input costs. In addition, 2014 operating profits included $16 million of costs associated with the integration of Temple-Inland, a goodwill impairment charge of $100 million related to our Asia Industrial Packaging business, a charge of $35 million for costs associated with a multi-employer pension plan withdrawal liability and a net charge of $7 million for other items. Operating profits in 2013 included $62 million of costs associated with the integration of Temple-Inland and a $13 million gain for a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey.

•
Printing Papers’ operating loss of $16 million represented a $287 million reduction in operating profits from 2013. The benefits of higher average sales price realizations and a more favorable mix, lower maintenance outage costs, the absence of a provision for bad debt related to a large envelope customer that was booked in 2013, and lower foreign exchange and other costs were more than offset by lower sales volumes, higher operating costs, higher input costs and higher costs associated with the closure of our Courtland, Alabama mill. The 2014 operating loss also included a special items charge of $554 million for costs associated with the shutdown of our Courtland, Alabama mill, a gain of $20 million for the resolution of a legal contingency in India and a charge of $32 million for costs associated with a foreign tax amnesty program. Operating profits in 2013 included $118 million of costs associated with the shutdown of our Courtland, Alabama mill and net charges of $123 million for the impairment of the goodwill and a trade name intangible asset of the Company's India Papers business.

•
Consumer Packaging’s profits of $178 million were $17 million higher than in 2013. The benefits from higher average sales price realizations and a favorable mix were more than offset by lower sales volumes, higher operating costs, higher planned maintenance downtime costs, higher input costs and higher other expenses. Operating profits in 2014 included $8 million of sheet plant closure costs. Operating profits in 2013 included costs of $45 million associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill.

Corporate items, net, of $51 million of expense in 2014 were lower than the $61 million of expense in 2013 due to lower pension costs partially offset by a one-time non-cash foreign exchange charge related to the administrative restructuring of some international entities. The decrease in 2013 from the expense of $87 million in 2012 primarily reflects lower supply chain initiative expenses.
Corporate special items, including restructuring and other items and net losses on sales and impairments of businesses were a loss of $320 million in 2014 compared with a loss of $4 million in 2013 and a loss of $49 million in 2012. The higher loss in 2014 is due to higher debt extinguishment costs and a loss on the sale of a business by ASG, in which we hold an investment, and the subsequent partial impairment of our ASG investment
Interest expense, net, was $607 million ($601 million excluding special items net interest expense reported in the Printing Papers business segment) in 2014 compared with $612 million in 2013 and $671 million in 2012. The decrease in 2014 compared with 2013 reflects lower average interest rates. The decrease in 2013 compared with 2012 reflects lower average debt levels and the reversal of interest reserves related to U.S. federal income tax audits.
A net income tax provision of $123 million was recorded for 2014, including a tax benefit of $90 million related to internal restructurings and a net tax expense of $9 million for other items. The 2013 income tax benefit of $498 million includes a tax benefit of $770 million associated with the settlement of tax audits and a net tax benefit of $4 million for other items. The 2012 income tax provision of $306 million includes a net expense of $14 million related to internal restructurings and an expense of $5 million to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements).

Discontinued Operations

2014: On July 1, 2014, International Paper completed the spinoff of its distribution business, xpedx, which subsequently merged with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). The xpedx business had historically represented the Company's Distribution reportable segment.

The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received payments of approximately $411 million, financed with new debt in Veritiv's capital structure.

2013: On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. to joint venture partner Deltic Timber Corporation for $20 million in assumed liabilities and cash.

On July 19, 2013 the Company finalized the sale of its Temple-Inland Building Products division to Georgia-Pacific Building Products, LLC for approximately $726 million in cash.

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin Fiber L.L.C.) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre-and post-closing purchase price adjustments. The assets to be sold included 16 manufacturing facilities.

Liquidity and Capital Resources
For the year ended December 31, 2014, International Paper generated $3.1 billion of cash flow from operations compared with $3.0 billion in 2013. Cash flow from operations included $353 million and $31 million of cash pension contributions in 2014 and 2013, respectively. Capital spending for 2014 totaled $1.4 billion, or 97% of depreciation and amortization expense. Net decreases in debt totaled $113 million. Our liquidity position remains strong, supported by approximately $2.0 billion of credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect to generate strong free cash flow again in 2015 and will continue our balanced use of cash through investments in capital projects, the reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders and strengthening our businesses through strategic acquisitions, as appropriate.
Capital spending for 2015 is targeted at $1.5 billion, or about 105% of depreciation and amortization.
Legal
See Note 11 Commitments and Contingent Liabilities on pages 64 through 67 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.
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
Product prices are affected by general economic trends, inventory levels, currency exchange rate movements and worldwide capacity utilization. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood, recycled fiber and chemical costs; energy costs; freight costs; salary and benefits costs, including pensions; and manufacturing conversion costs.
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2014, and the major factors affecting these results compared to 2013 and 2012.
RESULTS OF OPERATIONS
For the year ended December 31, 2014, International Paper reported net sales of $23.6 billion, compared with $23.5 billion in 2013 and $21.9 billion in 2012. International net sales (including U.S. exports) totaled $9.3 billion or 39% of total sales in 2014. This compares with international net sales of $9.5 billion in 2013 and $8.4 billion in 2012.
Full year 2014 net earnings attributable to International Paper Company totaled $555 million ($1.29 per share), compared with net earnings of $1.4 billion ($3.11 per share) in 2013 and $794 million ($1.80 per share) in 2012. Amounts in all periods include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2014 were

$568 million, including $599 million of net special items charges and $129 million of non-operating pension expense compared with $1.7 billion, including $528 million of net special items gains and $197 million of non-operating pension expense in 2013, and $717 million, including $272 million of net special items charges and $113 million of non-operating pension expense in 2012. Compared with 2013, the benefit from higher average sales price realizations and mix, lower corporate and other costs and lower interest expense were offset by lower sales volumes, higher operating costs, higher maintenance outage costs, higher input costs, higher costs associated with the closure of the Courtland mill, and higher tax expense. In addition, 2014 results included lower equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

Earnings From Continuing Operations Attributable to International Paper Company
(after tax, in millions)

$2,500
$2,000
$1,500
$1,000
$500
$0
$1,704
$415
($26)
($101)
($104)
($2)
$6
($30)
($148)
$12
($99)
$68
($1,127)
$568
2013
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Courtland Closure Costs
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
2014

See Industry Segment Results on pages 27 through 31 for a discussion of the impact of these factors by segment.
Discontinued Operations
2014:
In 2014, $24 million of net income adjustments were recorded relating to discontinued businesses, including $16 million of costs associated with the spin-off of the xpedx business and $9 million of costs associated with the divestiture of the Temple-Inland Building Products business. Also included are the operating earnings of the xpedx business prior to the spin-off on July 1, 2014.
2013:
In 2013, $418 million of net income adjustments were recorded relating to discontinued businesses, including goodwill impairment charges of $366 million associated with the xpedx business, $19 million for costs associated with the restructuring of the xpedx business, $14 million for costs associated with the spin-off of the xpedx business and $19 million for costs associated with the sale of the Temple-Inland Building Products business. Also included are the operating profits for the xpedx business for the full year and for the Temple-

Inland Building Products business through the date of sale of July 19, 2013.
2012:
In 2012, $43 million of net income adjustments were recorded relating to discontinued businesses, including $33 million of costs associated with the restructuring of the xpedx business and $9 million of costs associated with the announced agreement to sell the Temple-Inland Building Products business. Also included are the operating profits for the xpedx and Temple-Inland Building Products businesses.
Income Taxes
A net income tax provision of $123 million was recorded for 2014, including a tax benefit of $90 million related to internal restructurings and a net $9 million tax expense for other items. Excluding these items, a $372 million net tax benefit for other special items and a $83 million tax benefit related to non-operating pension expense, the tax provision was $659 million, or 31% of pre-tax earnings before equity earnings.
A net income tax benefit of $498 million was recorded for 2013 including a tax benefit of $770 million related to the settlement of tax audits and a net benefit of $4 million for other items. Excluding these items, a $95 million net tax benefit for other special items and a $126 million tax benefit related to non-operating pension expense, the tax provision was $497 million, or 26% of pre-tax earnings before equity earnings.
A net income tax provision of $306 million was recorded for 2012, including a net tax expense of $14 million related to internal restructurings and a $5 million expense to adjust deferred tax assets related to post-retirement prescription drug coverage (Medicare Part D reimbursements). Excluding these items, an $82 million net tax benefit for other special items and a $46 million tax benefit related to non-operating pension expense, the tax provision was $415 million, or 28% of pre-tax earnings before equity earnings.
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2014, 2013 and 2012 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 31).
Corporate Items and Interest Expense
Corporate items totaled $51 million of expense for the year ended December 31, 2014 compared with $61 million in 2013 and $87 million in 2012. The decrease in 2014 from 2013 reflects lower pension expenses partially offset by a one-time non-cash foreign exchange charge related to the administrative restructuring of some international entities. The decrease in 2013 from 2012 reflects lower supply chain initiative expenses, partially offset by higher pension expense.
Net corporate interest expense totaled $601 million in 2014, $612 million in 2013 and $671 million in 2012. The decrease in 2014 compared with 2013 reflects lower average interest rates. The decrease in 2013 compared with 2012 reflects lower average debt levels and the reversal of interest reserves related to U.S. federal income tax audits.
Net earnings attributable to noncontrolling interests totaled a loss of $19 million in 2014 compared with a loss of $17 million in 2013 and earnings of $5 million in 2012. The decrease in 2014 reflects the impact of the acquisition of the remaining 25% share of Orsa IP from the joint venture partner. The decrease in 2013 primarily reflects lower earnings for the Shandong IP & Sun Food Packaging Co., Ltd. joint venture in China due to competitive pressures on sales prices and higher pulp costs. In addition, 2013 includes a $15 million pre-tax charge for the impairment of a tradename intangible asset related to our India Papers business which has a net $3 million impact on noncontrolling interest.

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
2014: During 2014, corporate restructuring and other charges totaling $277 million before taxes ($169 million after taxes) were recorded. These charges included:

•
a $276 million charge before taxes ($169 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data)

In addition, restructuring and other charges totaling $569 million before taxes ($349 million after taxes) were recorded in the Industrial Packaging, Printing Papers and Consumer Packaging industry segments including:

•	a $554 million charge before taxes ($338 million after taxes) for costs related to the shutdown of the Courtland, Alabama mill, and

•	a $15 million charge before taxes ($11 million after taxes) for other items.
2013: During 2013, corporate restructuring and other charges totaling a gain of $5 million before taxes ($3 million after taxes) were recorded. These charges included:

•
a $25 million charge before taxes ($16 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data), and

•	a $30 million gain before taxes ($19 million after taxes) for insurance reimbursements related to the Guaranty Bank legal settlement.

In addition, restructuring and other charges totaling $161 million before taxes ($101 million after taxes) were recorded in the Industrial Packaging, Printing Papers and Consumer Packaging industry segments including:

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
2012: During 2012, corporate restructuring and other charges totaling $51 million before taxes ($35 million after taxes) were recorded. These charges included:

•
a $48 million charge before taxes ($30 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data), and

•	a $3 million charge before taxes ($5 million after taxes) for other items.

In addition, restructuring and other charges totaling $14 million before taxes ($11 million after taxes) were recorded in the Industrial Packaging and Consumer Packaging industry segments including:

•	a $17 million charge before taxes ($12 million after taxes) related to the restructuring of our Packaging business in EMEA, and

•	a $3 million gain before taxes ($1 million after taxes) for other items.
Impairments of Goodwill

In the fourth quarter of 2014, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Asia Industrial Packaging business using expected discounted future cash flows and determined that due to a change in the strategic outlook, all of the goodwill of this business, totaling $100 million, should be written off. The decline in the fair value of the Asia Industrial Packaging business and resulting impairment charge was due to a change in the strategic outlook for the business.

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

Also in the fourth quarter of 2013, the Company calculated the estimated fair value of its xpedx business using the discounted future cash flows and wrote off all of the goodwill of its xpedx business, totaling $400 million, which has been included in Discontinued operations in the accompanying consolidated statement of operations. The decline in the fair value of the xpedx reporting unit and resulting impairment charge was due to a significant decline in earnings and a change in the strategic outlook for the xpedx operations.

Also during 2013, the Company recorded a pre-tax charge of $15 million ($7 million after taxes and noncontrolling interest) for the impairment of a trade name intangible asset related to our India Papers business.

No goodwill impairment charges were recorded in 2012.

Net Losses (Gains) on Sales and Impairments of Businesses
Net losses (gains) on sales and impairments of businesses included in special items totaled a pre-tax loss of $38 million ($31 million after taxes) in 2014, a pre-tax loss of $3 million ($1 million after taxes) in 2013 and a pre-tax loss of $86 million ($87 million after taxes) in 2012. The principal components of these gains/losses were:
2014: During 2014, the Company recorded net pre-tax charges of $47 million ($36 million after taxes) for a loss on the sale of a business by ASG in which we hold an investment and the subsequent partial impairment of our ASG investment, and a pre-tax gain of $9 million ($5 million after taxes) related to the sale of an investment.
2013: During 2013, the Company recorded net pre-tax charges of $3 million ($1 million after taxes) for adjustments related to the divestiture of three containerboard mills in 2012 and the sale of the Shorewood business.
2012: As referenced in Note 6 Acquisitions and Joint Ventures on pages 56 through 59 in Item. 8 Financial Statements and Supplementary Data, on July 2, 2012, International Paper finalized the sales of its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. During 2012, the Company recorded pre-tax charges of $29 million ($55 million after taxes) for costs associated with the divestitures of these mills. Also during 2012, in anticipation of the divestiture of the Hueneme mill, a pre-tax charge of $62 million ($38 million after taxes) was recorded to adjust the long-lived assets of the mill to their fair value.
Industry Segment Operating Profits
Industry segment operating profits of $2.1 billion in 2014 decreased from $2.2 billion in 2013. The benefits from higher average sales price realizations and mix ($563 million) and lower other costs ($16 million) were offset by lower sales volumes ($35 million), higher operating costs ($138 million), higher input costs ($141 million), higher mill outage costs ($3 million) and higher costs associated with the closure of our Courtland, Alabama mill ($41 million). Special items were a $732 million net loss in 2014 compared with a net loss of $336 million in 2013.
Market-related downtime in 2014 decreased to approximately 281,000 tons from approximately 412,000 tons in 2013.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our production capacity is about 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 168 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 20 recycling plants. In EMEA, our operations include three recycled fiber containerboard mills in Morocco and Turkey and 27 container plants in France, Italy, Spain, Morocco and Turkey. In Brazil our operations include three containerboard mills and four box plants. In Asia, our operations include 17 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated papers and pulp.

Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 4 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 334,000 acres of forestlands in Brazil.

Pulp: Pulp is used in the manufacture of printing, writing and specialty papers, towel and tissue products and filtration products. Pulp is also converted into products such as diapers and sanitary napkins. Pulp products include fluff, and southern softwood pulp, as well as southern and birch hardwood paper pulps. These products are produced in the United States, France, Poland, Russia, and Brazil and are sold around the world. International Paper facilities have annual dried pulp capacity of about 1.8 million tons.

Consumer Packaging

International Paper is the world’s largest producer of solid bleached sulfate board with annual U.S. production capacity of about 1.6 million tons. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and commercial printing end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals, computer software and tobacco products. Our Carolina® brand is used in commercial printing end uses such as greeting cards, paperback book covers, lottery tickets, direct mail and point-of-purchase advertising. Our U.S. capacity is supplemented by about 352,000 tons of capacity at our mills producing coated board in Poland and Russia and by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which has annual capacity of 1.4 million tons.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and four international facilities.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.2 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 14.1 million acres (5.7 million hectares).

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
Industrial Packaging net sales and operating profits include the results of the Temple-Inland packaging operations from the date of acquisition in February 2012 and the results of the Brazil Packaging business from the date of acquisition in January 2013. In addition, due to the acquisition of a majority share of Olmuksa International Paper Sabanci Ambalaj Sanayi Ve Ticaret A.S., (now called Olmuksan International Paper or Olmuksan) net sales for our corrugated packaging business in Turkey are included in the business segment totals beginning in the first quarter of 2013 and the operating profits reflect a higher ownership percentage than in previous years. Net sales for 2014 increased 1% to $14.9 billion compared with $14.8 billion in 2013, and 13% compared with $13.3 billion in 2012. Operating profits were 5% higher in 2014 than in 2013 and 78% higher than in 2012. Excluding costs associated with the acquisition and integration of Temple-Inland, goodwill impairment charges, the divestiture of three containerboard mills, costs associated with a multi-employer pension liability and other special items, operating profits in 2014 were 11% higher than in 2013 and 52% higher than in 2012. Benefits from the net impact of higher average sales price realizations and mix ($308 million) were offset by lower sales volumes ($12 million), higher operating costs ($21 million), higher maintenance outage costs ($20 million), higher input costs ($49 million) and higher other costs ($1 million). Additionally, operating profits in 2014 include a goodwill impairment charge of $100 million related to our Asia Industrial Packaging business, costs of $16 million associated with the integration of Temple-Inland, a charge of $35 million associated with a multi-employer pension plan withdrawal liability and a net charge of $7 million for other items, while operating profits in 2013 include costs of $62 million associated with the integration of Temple-Inland, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, and a net gain of $1 million for other items.

Industrial Packaging
In millions	2014	2013	2012
Sales	$14,944	$14,810	$13,280
Operating Profit	1,896	1,801	1,066
North American Industrial Packaging net sales were $12.7 billion in 2014 compared with $12.5 billion in 2013 and $11.6 billion in 2012. Operating profits in 2014 were $2.0 billion (both including and excluding costs associated with the integration of Temple-Inland, a multi-employer pension withdrawal liability and other special items) compared with $1.8 billion (both including and excluding costs associated with the integration of Temple-Inland and other special items) in 2013 and $1.0 billion ($1.3 billion excluding costs associated with the acquisition and integration of Temple-Inland and mill divestiture costs) in 2012.
Sales volumes decreased in 2014 compared with 2013 reflecting slightly softer market demand for boxes. Average sales price realizations were higher mainly due to the realization of price increases for boxes and domestic containerboard that were implemented in 2013. Input costs were significantly higher for wood and energy. Freight costs also increased. Planned maintenance downtime costs were $20 million higher than in 2013. Manufacturing operating costs decreased, but were offset by inflation and higher overhead and distribution costs. The business took about 655,000 tons of total downtime in 2014 of which 240,000 were market-related and 415,000 were maintenance downtime. In 2013, the business took about 777,000 tons of total downtime of which about 377,000 were market-related and 400,000 were maintenance downtime. Operating profits in 2014 included $16 million of costs associated with the integration of Temple-Inland and a charge of $35 million associated with a multi-employer pension withdrawal liability. Operating profits in 2013 included $62 million of costs associated with the integration of Temple-Inland.
Looking ahead to 2015, compared with the fourth quarter of 2014, sales volumes for boxes in the first quarter are expected to be stable. Input costs are expected to be similar for wood and recycled fiber, but lower for mill energy. Planned maintenance downtime spending is expected to be about $18 million higher with outages scheduled at the Pine Hill, Savannah, Pensacola and Vicksburg mills. Manufacturing and other operating costs are expected to improve.
EMEA Industrial Packaging net sales in 2014 and 2013 include the sales of our packaging operations in Turkey which are fully consolidated as of the beginning of 2013. Net sales were $1.3 billion in 2014 compared with $1.3 billion in 2013 and $1.0 billion in 2012. Operating profits in 2014 were $25 million ($31 million excluding restructuring costs) compared with $43 million ($32 million excluding a gain on a bargain purchase price adjustment on the acquisition of a majority share of our operations in Turkey and restructuring costs) in 2013 and $53 million ($72 million excluding restructuring costs) in 2012.
Sales volumes in 2014 were higher than in 2013 reflecting recovering economic conditions and improved demand for industrial packaging. Average sales margins were higher due to increased sales prices for boxes, partially offset by higher board costs. Other input costs, primarily for energy, were lower. Operating profits included net gains of $2 million and $13 million in 2014 and 2013, respectively, for insurance settlements and Italian government grants, partially offset by additional operating costs in 2013, related to the earthquakes in Northern Italy in May 2012, which affected our San Felice box plant.
Entering the first quarter of 2015, sales volumes are expected to increase slightly reflecting continuing economic recovery. Average sales margins are expected to be favorably impacted by lower board costs, but box prices may decline due to competitive pressures. Other input costs should be about flat.
Brazilian Industrial Packaging net sales were $349 million in 2014 compared with $335 million in 2013. Operating profits in 2014 were a loss of $3 million ($4 million excluding a net gain related to acquisition and integration costs) compared with a loss of $2 million (a net gain of $2 million excluding acquisition and integration costs) in 2013.
Sales volumes in 2014 decreased compared with 2013 due to overall weaker market demand and lower box consumption in the product segments of some of our key customers. Average sales price realizations were higher reflecting the impact of sales price increases implemented in the first half of 2014. Input costs were higher, primarily for recycled fiber and chemicals. Operating costs were higher.
Looking ahead to the first quarter of 2015, sales volumes are expected to be stable. Average sales margins should improve reflecting a more favorable product mix. Input costs are expected to be stable.
Asian Industrial Packaging net sales were $625 million in 2014 compared with $685 million in 2013 and $660 million in 2012. Operating profits were a loss of $112 million (a loss of $5 million excluding goodwill impairment charges and restructuring costs) in 2014 compared with a loss of $2 million (a gain of $2 million excluding restructuring costs) in 2013 and a gain of $5 million in 2012. Operating profits were negatively impacted in 2014 compared with 2013 by lower average sales margins and lower sales volumes, partially offset by decreased operating costs Looking ahead to the first quarter of 2015, sales volumes and average sales margins are expected to be seasonally soft.
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
Printing Papers net sales for 2014 decreased 8% to $5.7 billion compared with $6.2 billion in 2013 and 8% compared with $6.2 billion in 2012. Operating profits in 2014 were 106% lower than in 2013 and 103% lower than in 2012. Excluding facility closure costs, impairment costs and other special items, operating profits in 2014 were 7% higher than in 2013 and 8% lower than in 2012. Benefits from higher average sales price realizations and a favorable mix ($178 million), lower planned maintenance downtime costs ($26 million), the absence of a provision for bad debt related to a large envelope customer that was booked in 2013 ($28 million), and lower foreign exchange and other costs ($25 million) were offset by lower sales volumes ($82 million), higher operating costs ($49 million), higher input costs ($47 million), and costs associated with the closure of our Courtland, Alabama mill ($41 million). In addition, operating profits in 2014 include special items costs of $554 million associated with the closure of our Courtland, Alabama mill. During 2013, the Company accelerated depreciation for certain Courtland assets, and evaluated certain other assets for possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. In the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $464 million of accelerated depreciation related to these assets in 2014. Operating profits in 2014 also include a charge of $32 million associated with a foreign tax amnesty program, and a gain of $20 million for the resolution of a legal contingency in India, while operating profits in 2013 included costs of $118 million associated with the announced closure of our Courtland, Alabama mill and a $123 million impairment charge associated with goodwill and a trade name intangible asset in our India Papers business.

Printing Papers
In millions	2014	2013	2012
Sales	$5,720	$6,205	$6,230
Operating Profit (Loss)	(16)	271	599
North American Printing Papers net sales were $2.1 billion in 2014, $2.6 billion in 2013 and $2.7 billion in 2012. Operating profits in 2014 were a loss of $398 million (a gain of $156 million excluding costs associated with the shutdown of our Courtland, Alabama mill) compared with gains of $36 million ($154 million excluding costs associated with the Courtland mill shutdown) in 2013 and $331 million in 2012.
Sales volumes in 2014 decreased compared with 2013 due to lower market demand for uncoated freesheet paper and the closure our Courtland mill. Average sales price realizations were higher, reflecting sales price increases in both domestic and export markets. Higher input costs for wood were offset by lower costs for chemicals, however freight costs were higher. Planned maintenance downtime costs were $14 million lower in 2014. Operating profits in 2014 were negatively impacted by costs associated with the shutdown of our Courtland, Alabama mill but benefited from the absence of a provision for bad debt related to a large envelope customer that was recorded in 2013.
Entering the first quarter of 2015, sales volumes are expected to be stable compared with the fourth quarter of 2014. Average sales margins should improve reflecting a more favorable mix although average sales price realizations are expected to be flat. Input costs are expected to be stable. Planned maintenance downtime costs are expected to be about $16 million lower with an outage scheduled in the 2015 first quarter at our Georgetown mill compared with outages at our Eastover and Riverdale mills in the 2014 fourth quarter.
Brazilian Papers net sales for 2014 were $1.1 billion compared with $1.1 billion in 2013 and $1.1 billion in 2012. Operating profits for 2014 were $177 million ($209 million excluding costs associated with a tax amnesty program) compared with $210 million in 2013 and $163 million in 2012.
Sales volumes in 2014 were about flat compared with 2013. Average sales price realizations improved for domestic uncoated freesheet paper due to the realization of price increases implemented in the second half of 2013 and in 2014. Margins were favorably affected by an increased proportion of sales to the higher-margin domestic market. Raw material costs increased for wood and chemicals. Operating costs were higher than in 2013 and planned maintenance downtime costs were flat.
Looking ahead to 2015, sales volumes in the first quarter are expected to decrease due to seasonally weaker customer demand for uncoated freesheet paper. Average sales price improvements are expected to reflect the partial realization of announced sales price increases in the Brazilian domestic market for uncoated freesheet paper. Input costs are expected to be flat. Planned maintenance outage costs should be $5 million lower with an outage scheduled at the Luiz Antonio mill in the first quarter.
European Papers net sales in 2014 were $1.5 billion compared with $1.5 billion in 2013 and $1.4 billion in 2012. Operating profits in 2014 were $140 million compared with $167 million in 2013 and $179 million in 2012.
Compared with 2013, sales volumes for uncoated freesheet paper in 2014 were slightly higher in both

Russia and Europe. Average sales price realizations for uncoated freesheet paper decreased in both Europe and Russia, reflecting weak economic conditions and soft market demand. In Russia, sales prices in rubles increased, but this improvement is masked by the impact of the currency depreciation against the U.S. dollar. Input costs were significantly higher for wood in both Europe and Russia, partially offset by lower chemical costs. Planned maintenance downtime costs were $11 million lower in 2014 than in 2013. Manufacturing and other operating costs were favorable.
Entering 2015, sales volumes in the first quarter are expected to be seasonally weaker in Russia, and about flat in Europe. Average sales price realizations for uncoated freesheet paper are expected to remain steady in Europe, but increase in Russia. Input costs should be lower for oil and wood, partially offset by higher chemicals costs.
Indian Papers net sales were $178 million in 2014, $185 million ($174 million excluding excise duties which were included in net sales in 2013 and prior periods) in 2013 and $185 million ($178 million excluding excise duties) in 2012. Operating profits were $8 million (a loss of $12 million excluding a gain related to the resolution of a legal contingency) in 2014, a loss of $145 million (a loss of $22 million excluding goodwill and trade name impairment charges) in 2013 and a loss of $16 million in 2012.
Average sales price realizations improved in 2014 compared with 2013 due to the impact of price increases implemented in 2013. Sales volumes were flat, reflecting weak economic conditions. Input costs were higher, primarily for wood. Operating costs and planned maintenance downtime costs were lower in 2014. Looking ahead to the first quarter of 2015, sales volumes are expected to be seasonally higher. Average sales price realizations are expected to decrease due to competitive pressures.
Asian Printing Papers net sales were $59 million in 2014, $90 million in 2013 and $85 million in 2012. Operating profits were $0 million in 2014 and $1 million in both 2013 and 2012.
U.S. Pulp net sales were $895 million in 2014 compared with $815 million in 2013 and $725 million in 2012. Operating profits were $57 million in 2014 compared with $2 million in 2013 and a loss of $59 million in 2012.
Sales volumes in 2014 increased from 2013 for both fluff pulp and market pulp reflecting improved market demand. Average sales price realizations increased significantly for fluff pulp, while prices for market pulp were also higher. Input costs for wood and energy were higher. Operating costs were lower, but planned maintenance downtime costs were $1 million higher.

Compared with the fourth quarter of 2014, sales volumes in the first quarter of 2015, are expected to decrease for market pulp, but be slightly higher for fluff pulp. Average sales price realizations are expected to to be stable for fluff pulp and softwood market pulp, while hardwood market pulp prices are expected to improve. Input costs should be flat. Planned maintenance downtime costs should be about $13 million higher than in the fourth quarter of 2014.
Consumer Packaging
Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.
Consumer Packaging net sales in 2014 decreased 1% from 2013, but increased 7% from 2012. Operating profits increased 11% from 2013, but decreased 34% from 2012. Excluding sheet plant closure costs, costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill and costs related to the sale of the Shorewood business, 2014 operating profits were 11% lower than in 2013, and 30% lower than in 2012. Benefits from higher average sales price realizations and a favorable mix ($60 million) were offset by lower sales volumes ($11 million), higher operating costs ($9 million), higher planned maintenance downtime costs ($12 million), higher input costs ($43 million) and higher other costs ($7 million). In addition, operating profits in 2014 include $8 million of costs associated with sheet plant closures, while operating profits in 2013 include costs of $45 million related to the permanent shutdown of a paper machine at our Augusta, Georgia mill and $2 million of costs associated with the sale of the Shorewood business.

Consumer Packaging
In millions	2014	2013	2012
Sales	$3,403	$3,435	$3,170
Operating Profit	178	161	268
North American Consumer Packaging net sales were $2.0 billion in 2014 compared with $2.0 billion in 2013 and $2.0 billion in 2012. Operating profits were $92 million ($100 million excluding sheet plant closure costs) in 2014 compared with $63 million ($110 million excluding paper machine shutdown costs and costs related to the sale of the Shorewood business) in 2013 and $165 million ($162 million excluding a gain associated with the sale of the Shorewood business in 2012).
Coated Paperboard sales volumes in 2014 were lower than in 2013 reflecting weaker market demand. The business took about 41,000 tons of market-related downtime in 2014 compared with about 24,000 tons in 2013. Average sales price realizations increased year-

over-year due to the impact of sales price increases implemented in 2013 and 2014. Input costs increased, primarily for wood and energy. Planned maintenance downtime costs were $11 million higher in 2014. Operating costs were also higher.
Foodservice sales volumes increased in 2014 compared with 2013 reflecting strong market demand. Average sales margins were flat as higher average sales prices and a more favorable customer mix were offset by higher input costs for board and resins. Operating costs and distribution costs were both higher.
Looking ahead to the first quarter of 2015, Coated Paperboard sales volumes are expected to be seasonally weaker than in the fourth quarter of 2014. Average sales price realizations are expected to be slightly higher, and margins should also benefit from a more favorable product mix. Input costs are expected to be higher for wood and energy. Planned maintenance downtime costs should be $4 million higher with a planned maintenance outage scheduled at our Augusta mill in the first quarter. Foodservice sales volumes are expected to be seasonally lower. Average sales margins are expected to improve due to the realization of sales price increases effective with our January contract openers. Input costs, primarily for resin, are expected to improve and operating costs are expected to decrease.
European Consumer Packaging net sales in 2014 were $365 million compared with $380 million in 2013 and $380 million in 2012. Operating profits in 2014 were $91 million compared with $100 million in 2013 and $99 million in 2012. Sales volumes in 2014 compared with 2013 were flat as an increase in the Russian market was offset by a decrease in the European market. Average sales price realizations were higher in the Russian market. In Europe, average sales price realizations decreased and average sales margins were also negatively impacted by an unfavorable geographic mix. Input costs, primarily for wood, increased year-over-year. Planned maintenance downtime costs were $1 million lower in 2014 than in 2013.
Looking forward to the first quarter of 2015, sales volumes are expected to be lower than in the fourth quarter of 2014 reflecting weak economic conditions. Average sales price realizations are expected to be slightly higher in both Russia and Europe. Input costs are expected to be lower, primarily for fuel.
Asian Consumer Packaging net sales were $1.0 billion in 2014 compared with $1.1 billion in 2013 and $830 million in 2012. Operating profits in 2014 were a loss of $5 million compared with a loss of $2 million in 2013 and a gain of $4 million in 2012. Sales volumes and average sales price realizations were lower in 2014 due to over-supplied market conditions and competitive pressures. The currency depreciation of the Chinese renminbi against the U.S. dollar also negatively impacted year-over-year results. However, average sales margins benefited from a more favorable product mix. Input costs and freight costs were lower and operating costs also decreased.
In the first quarter of 2015, sales volumes are expected to be slightly lower. Average sales price realizations are expected to be flat reflecting continuing competitive pressures. The business will drive earnings improvement through operational excellence.
Equity Earnings, Net of Taxes – Ilim Holding S.A.
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting.
The Company recorded equity earnings, net of taxes, related to Ilim of a loss of $194 million in 2014 compared with a loss of $46 million in 2013 and a gain of $56 million in 2012. Operating results recorded in 2014 included an after-tax non-cash foreign exchange loss of $269 million compared with an after-tax foreign exchange loss of $32 million in 2013 and an after-tax foreign exchange gain of $16 million in 2012 primarily on the remeasurement of Ilim's U.S. dollar-denominated net debt.
Sales volumes for the joint venture increased year-over-year for shipments to China of hardwood pulp, softwood pulp and linerboard. Sales volumes in the domestic Russian market increased for linerboard, but decreased for softwood pulp and hardwood pulp. Average sales price realizations were higher in 2014 for sales to China of softwood pulp, but lower for hardwood pulp . In the domestic market, average sales price realizations were lower for pulp and linerboard. Input costs increased year-over-year for wood, chemicals and energy. The Company received cash dividends from the joint venture of $56 million in 2014. No dividends were paid in 2013 and 2012.
Entering the first quarter of 2015, sales volumes are expected to be seasonally lower than in the fourth quarter of 2014 due to the January holidays in Russia. Average sales price realizations are expected to remain strong for exported hardwood pulp and domestic linerboard and paper, partially offset by lower sales prices for exported softwood pulp. Input costs for wood and energy should be higher and distribution costs are also expected to increase.

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
Cash uses during 2014 were primarily focused on working capital requirements, capital spending, debt reductions and returning cash to shareholders.
Cash Provided by Operating Activities
Cash provided by operations totaled $3.1 billion in 2014 compared with $3.0 billion for 2013 and $3.0 billion for 2012.
The major components of cash provided by operations are earnings from operations adjusted for non-cash income and expense items, cash pension contributions and changes in working capital. Earnings from operations, adjusted for non-cash income and expense items and cash pension contributions decreased by $279 million in 2014 versus 2013 driven mainly by increased cash pension contributions in 2014. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $158 million in 2014, compared with a cash use of $486 million in 2013 and cash provided of $84 million in 2012.
The Company generated free cash flow of approximately $2.1 billion, $1.8 billion and $1.6 billion in 2014, 2013 and 2012, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2014	2013	2012
Cash provided by operations	$3,077	$3,028	$2,967
(Less)/Add:
Cash invested in capital projects	(1,366)	(1,198)	(1,383)
Cash contribution to pension plan	353	31	44
Cash received from unwinding a timber monetization	—	—	(251)
Change in control payments related to Temple-Inland acquisition	—	—	120
Insurance reimbursement for Guaranty Bank settlement	—	(30)	80
Free Cash Flow	$2,064	$1,831	$1,577

In millions	Three Months Ended December 31, 2014	Three Months Ended September 30, 2014	Three Months Ended December 31, 2013
Cash provided by operations	$1,144	$933	$1,037
(Less)/Add:
Cash invested in capital projects	(405)	(327)	(439)
Cash contribution to pension plan	—	90	—
Free Cash Flow	$739	$696	$598

Alternative Fuel Mixture Credit

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

Investment Activities
Investment activities in 2014 were up from 2013 reflecting an increase in capital spending. The Company maintains an average capital spending target of $1.4 billion per year over the course of an economic cycle. Capital spending was $1.4 billion in 2014, or 97% of depreciation and amortization, compared with $1.2 billion in 2013, or 77% of depreciation and amortization, and $1.4 billion, or 93% of depreciation and amortization in 2012. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 87% to 104% in 2014.
The following table shows capital spending for operations by business segment for the years ended December 31, 2014, 2013 and 2012.

In millions	2014	2013	2012
Industrial Packaging	$754	$629	$565
Printing Papers	318	294	449
Consumer Packaging	233	208	296
Distribution	—	9	10
Subtotal	1,305	1,140	1,320
Corporate and other	61	58	63
Total	$1,366	$1,198	$1,383
Capital expenditures in 2015 are currently expected to be about $1.5 billion, or 105% of depreciation and amortization.

Acquisitions and Joint Ventures

OLMUKSAN

2014: In May 2014, the Company conducted a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The Company also purchased outstanding shares of Olmuksan outside of the tender offer. As of December 31, 2014, the Company owned 91.7% of Olmuksan's outstanding and issued shares.

2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S., now called Olmuksan International Paper Ambalaj Sanayi ve Ticaret A.S. (Olmuksan), for a purchase price of $56 million. The acquired shares represented 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.

Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties were considered non-controlling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.

Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified, as expense, from accumulated other comprehensive income.

The final purchase price allocation indicated that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest was less than the fair value of the underlying assets by $21 million, resulting in a bargain purchase price gain being recorded on this transaction. The aforementioned remeasurement of equity interest gain, the cumulative translation adjustment to expense, and the bargain purchase gain are included in the Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations.

ORSA

2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalangens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. International Paper will release the amount held back, or any amount for which we have not notified Jari of a claim, by March 30, 2016. An additional $11 million, which was not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During 2014, these open matters were successfully resolved, which resulted in $9 million paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company. As a result of this transaction, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet. The net difference between the Redeemable noncontrolling interest balance plus $14 million of currency translation adjustment reclassified out of Other comprehensive income less the 25% purchase price was reflected as an increase to Retained earnings on the consolidated balance sheet.

2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's investment in Orsa IP was approximately $471 million. Because International Paper acquired a majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.

TEMPLE-INLAND, INC.

2012: On February 13, 2012, International Paper completed the acquisition of Temple-Inland, Inc. (Temple-Inland). International Paper acquired all of the outstanding common stock of Temple-Inland for $32.00 per share in cash, totaling approximately $3.7 billion, and assumed approximately $700 million of Temple-Inland’s debt. As a condition to allowing the transaction to proceed, the Company entered into an agreement on a Final Judgment with the Antitrust Division of the U.S. Department of Justice (DOJ) that required the Company to divest three containerboard mills, with approximately 970,000 tons of aggregate containerboard capacity. On July 2, 2012, International Paper sold its Ontario and Oxnard (Hueneme), California containerboard mills to New-Indy Containerboard LLC, and its New Johnsonville, Tennessee containerboard mill to Hood Container Corporation. By completing these transactions, the Company satisfied its divestiture obligations under the Final Judgment. See Note 7 Divestitures/Spinoff on pages 59 and 60 of Item 8. Financial Statements and Supplementary Data for further details of these divestitures.

Temple-Inland's results of operations are included in the consolidated financial statements from the date of acquisition on February 13, 2012.
Financing Activities
Amounts related to early debt extinguishment during the years ended December 31, 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Debt reductions (a)	$1,625	$574	$1,272
Pre-tax early debt extinguishment costs (b)	276	25	48

(a)	Reductions related to notes with interest rates ranging from 1.63% to 9.38% with original maturities from 2014 to 2041 for the years ended December 31, 2014, 2013 and 2012.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
2014: Financing activities during 2014 included debt issuances of $2.0 billion and retirements of $2.1 billion, for a net decrease of $113 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2014, International Paper had interest rate swaps with a total notional amount of $230 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data). During 2014, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.7%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.3%.
During the second quarter of 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $960 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $258 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2014.
Other financing activities during 2014 included the net repurchase of approximately 22.5 million shares of treasury stock, including restricted stock withholding, and the issuance of 1.6 million shares of common stock for various plans, including stock options exercises that generated approximately $66 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $1.06 billion, including $983 million related to shares repurchased under the Company's share repurchase program.
In September 2014, International Paper announced that the quarterly dividend would be increased from $0.35 per share to $0.40 per share, effective for the 2014 fourth quarter.
2013: Financing activities during 2013 included debt issuances of $241 million and retirements of $845 million, for a net decrease of $604 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2013, International Paper had interest rate swaps with a total notional amount of $175 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data). During 2013, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.7% to an effective rate of 6.5%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
Other financing activities during 2013 included the net repurchase of approximately 10.9 million shares of treasury stock, including restricted stock withholding, and the issuance of 7.3 million shares of common stock for various plans, including stock options exercises that generated approximately $298 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $512 million, including $461 million related to shares repurchased under the Company's share repurchase program.
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
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2012, International Paper had interest rate swaps with a total notional amount of $150 million and maturities in 2013 (see Note 14 Derivatives and Hedging Activities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data). During 2012, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.6%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
Other financing activities during 2012 included the issuance of approximately 1.9 million shares of treasury stock, net of restricted stock withholding, and 1.0 million shares of common stock for various incentive plans, including stock options exercises that generated approximately $108 million of cash. Payment of restricted stock withholding taxes totaled $35 million.
Off-Balance Sheet Variable Interest Entities
Information concerning off-balance sheet variable interest entities is set forth in Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 67 through 69 of Item 8. Financial Statements and Supplementary Data for discussion.
Liquidity and Capital Resources Outlook for 2015
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2015 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.0 billion of which nothing has been used.
The Company was in compliance with all its debt covenants at December 31, 2014. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2014, International Paper’s net worth was $14.0 billion, and the total-debt-to-capital ratio was 40%.
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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2014, were as follows:

In millions	2015	2016	2017	2018	2019	Thereafter
Maturities of long-term debt (a)	$742	$543	$71	$1,229	$605	$6,184
Debt obligations with right of offset (b)	—	5,202	—	—	—	—
Lease obligations	142	106	84	63	45	91
Purchase obligations (c)	3,266	761	583	463	422	1,690
Total (d)	$4,150	$6,612	$738	$1,755	$1,072	$7,965

(a)	Total debt includes scheduled principal payments only.

(b)
Represents debt obligations borrowed from non-consolidated variable interest entities for which International Paper has, and intends to effect, a legal right to offset these obligations with investments held in the entities. Accordingly, in its consolidated balance sheet at December 31, 2014, International Paper has offset approximately $5.2 billion of interests in the entities against this $5.3 billion of debt obligations held by the entities (see Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 67 through 69 in Item 8. Financial Statements and Supplementary Data).

(c)
Includes $2.3 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

(d)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $119 million.

As discussed in Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 67 through 69 in Item 8. Financial Statements and Supplementary Data, in connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes (or timber notes), which we contributed to certain non-consolidated borrower entities. The installment notes mature in August 2016 (unless extended). The deferred tax liability of $1.4 billion related to the 2006 forestlands sale will be settled in connection with the maturity of the timber notes. The entities to which these installment notes were contributed used the installment notes as collateral for $4.8 billion of borrowings from third-party lenders. Of these third-party loans, $4.1 billion mature in September 2015. Failure to extend, renew or refinance these third-party loans prior to their stated maturity, which we believe is unlikely, could trigger the sale of the installment notes to facilitate the $4.1 billion debt payment which, in turn, would result in an acceleration of the payment of the deferred income taxes that resulted from the 2006 forestlands sale. As a result, we could have tax payment obligations of approximately $1.2 billion in 2015. We expect we would fund these tax payments, if required, from current cash balances, cash from operations, borrowings under our existing credit facilities, accessing capital markets, or a combination thereof.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $1 billion. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2014, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $3.8 billion higher than the fair value of plan assets. Approximately $3.4 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make contributions totaling $353 million and $31 million for the years ended December 31, 2014 and 2013, respectively. At this time, we expect that required contributions to its plans in 2015 will be approximately $63 million, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
Ilim Holding S.A. Shareholder’s Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement was amended on May 7, 2014. Pursuant to the amended agreement, beginning on January 1, 2017, either the Company or its partners may commence certain procedures specified under the deadlock provisions. If these or any other deadlock provisions are commenced, the Company may in certain situations, choose to purchase its partners’ 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Any such purchase by International Paper would result in the consolidation of Ilim’s financial position and results of operations in all subsequent periods.
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

In the fourth quarter of 2014, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Asia Industrial Packaging business using the discounted future cash flows and determined that all of the goodwill in this business, totaling $100 million, should be written off. The decline in the fair value of the Asia Industrial Packaging business and resulting impairment charge was due to a change in the strategic outlook for the business.

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

No goodwill impairment charges were recorded in 2012.
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
Benefit obligations and fair values of plan assets as of December 31, 2014, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$14,343	$10,918
U.S. nonqualified pension	398	—
U.S. postretirement	306	—
Non-U.S. pension	233	180
Non-U.S. postretirement	59	—
The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2014	2013	2012
Discount rate	4.10%	4.90%	4.10%
Rate of compensation increase	3.75%	3.75%	3.75%
Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2014	2013
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2022	2017

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

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2014 was 7.75%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2015 pension expense by approximately $25 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $36 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2014	6.4%	2009	23.8%
2013	14.1%	2008	(23.6)%
2012	14.1%	2007	9.6%
2011	2.5%	2006	14.9%
2010	15.1%	2005	11.7%
The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 10.3% and 8.1% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2004 – 2014.

$1000
2400
2200
2000
1800
1600
1400
1200
1000
800
600
400
Dollars
2004
2006
2008
2010
2012
2014
IP PENSION
S&P 500

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $475 million and $43 million, respectively.
Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2014	2013	2012	2011	2010
Pension expense
U.S. plans (non-cash)	$387	$545	$342	$195	$231
Non-U.S. plans	—	5	3	1	—
Postretirement expense
U.S. plans	7	(1)	(4)	7	6
Non-U.S. plans	7	7	1	2	1
Net expense	$401	$556	$342	$205	$238
The decrease in 2014 U.S. pension expense principally reflects an increase in the discount rate and lower amortization of unrecognized actuarial losses. The increase in 2014 U.S. postretirement expense is principally due to lower amortization of prior service credits.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2014, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2016 (1)	2015 (1)
Pension expense
U.S. plans (non-cash)	$390	$488
Non-U.S. plans	6	7
Postretirement expense
U.S. plans	13	9
Non-U.S. plans	7	6
Net expense	$416	$510

(1)	Based on assumptions at December 31, 2014.
The Company estimates that it will record net pension expense of approximately $488 million for its U.S. defined benefit plans in 2015, with the increase from expense of $387 million in 2014 reflecting a decrease in the assumed discount rate to 4.10% in 2015 from 4.65% in 2014, updated mortality assumptions and higher unrecognized losses.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2014 totaled approximately $10.9 billion, consisting of approximately 47% equity securities, 33% debt securities, 10% real estate and 10% other assets. Plan assets include an immaterial amount of International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. The required contribution for the U.S. qualified pension plans in 2015 is approximately $63 million. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $38 million for the year ended December 31, 2014.
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
At December 31, 2014 and 2013, 0.07 million options, and 1.8 million options, respectively, were outstanding with exercise prices of $39.03 per share for 2014 and a range of $38.41 to $48.19 per share for 2013.

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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were 14%, (41)% and 32% for 2014, 2013 and 2012, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2014 was 31% of pre-tax earnings compared with 26% in 2013 and 28% in 2012. We estimate that the 2015 effective income tax rate will be approximately 33% based on expected earnings and business conditions.
RECENT ACCOUNTING DEVELOPMENTS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 2 Recent Accounting Developments on pages 53 and 54 of

Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 64 through 67 of Item  8. Financial Statements and Supplementary Data.
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
FOREIGN CURRENCY EFFECTS
International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a weaker U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the Euro, the Brazilian real, the Polish zloty and the Russian ruble.
MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 Debt and Lines of Credit on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 Derivatives and Hedging Activities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2014 and 2013 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2014 and 2013, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $9.8 billion and $10.1 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $410 million and $480 million at December 31, 2014 and 2013, respectively.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap and option contracts have been used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2014 and 2013 was approximately a $2 million liability and a $2 million asset, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $1 million and $2 million at December 31, 2014 and 2013, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2014 and 2013, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $1 million and a $4 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $52 million and $88 million at December 31, 2014 and 2013, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 14 Derivatives and Hedging Activities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 44 and 45.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2014, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

Memphis, Tennessee
February 26, 2015

REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
Memphis, Tennessee
February 26, 2015

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2014	2013	2012
NET SALES	$23,617	$23,483	$21,852
COSTS AND EXPENSES
Cost of products sold	16,254	16,282	15,287
Selling and administrative expenses	1,793	1,796	1,674
Depreciation, amortization and cost of timber harvested	1,406	1,531	1,473
Distribution expenses	1,521	1,583	1,470
Taxes other than payroll and income taxes	180	178	159
Restructuring and other charges	846	156	65
Impairment of goodwill and other intangibles	100	127	—
Net (gains) losses on sales and impairments of businesses	38	3	86
Net bargain purchase gain on acquisition of business	—	(13)	—
Interest expense, net	607	612	671
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	872	1,228	967
Income tax provision (benefit)	123	(498)	306
Equity earnings (loss), net of taxes	(200)	(39)	61
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	549	1,687	722
Discontinued operations, net of taxes	(13)	(309)	77
NET EARNINGS (LOSS)	536	1,378	799
Less: Net earnings (loss) attributable to noncontrolling interests	(19)	(17)	5
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$555	$1,395	$794
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.33	$3.85	$1.65
Discontinued operations, net of taxes	(0.03)	(0.70)	0.17
Net earnings (loss)	$1.30	$3.15	$1.82
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.31	$3.80	$1.63
Discontinued operations, net of taxes	(0.02)	(0.69)	0.17
Net earnings (loss)	$1.29	$3.11	$1.80
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$568	$1,704	$717
Discontinued operations, net of taxes	(13)	(309)	77
Net earnings (loss)	$555	$1,395	$794

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

In millions for the years ended December 31	2014	2013	2012
NET EARNINGS (LOSS)	$536	$1,378	$799
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans (less tax of $154, $195 and $124)	242	307	195
Pension and postretirement liability adjustments:
U.S. plans (less tax of $798, $756 and $583)	(1,253)	1,188	(914)
Non-U.S. plans (less tax of $5, $3 and $9)	(18)	(4)	(25)
Change in cumulative foreign currency translation adjustment	(876)	(426)	(131)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $3, $2 and $1)	10	—	15
Reclassification adjustment for (gains) losses included in net earnings (less tax of $1, $3 and $13)	(4)	(7)	22
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,899)	1,058	(838)
Comprehensive Income (Loss)	(1,363)	2,436	(39)
Net (Earnings) Loss Attributable to Noncontrolling Interests	19	17	(5)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	12	23	3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$(1,332)	$2,476	$(41)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2014	2013
ASSETS
Current Assets
Cash and temporary investments	$1,881	$1,802
Accounts and notes receivable, less allowances of $82 in 2014 and $109 in 2013	3,083	3,756
Inventories	2,424	2,825
Deferred income tax assets	331	302
Other current assets	240	340
Total Current Assets	7,959	9,025
Plants, Properties and Equipment, net	12,728	13,672
Forestlands	507	557
Investments	248	733
Financial Assets of Special Purpose Entities (Note 12)	2,145	2,127
Goodwill	3,773	3,987
Deferred Charges and Other Assets	1,324	1,427
TOTAL ASSETS	$28,684	$31,528
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$742	$661
Accounts payable	2,664	2,900
Accrued payroll and benefits	477	511
Other accrued liabilities	1,026	1,055
Total Current Liabilities	4,909	5,127
Long-Term Debt	8,631	8,827
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	2,050	2,043
Deferred Income Taxes	3,063	3,765
Pension Benefit Obligation	3,819	2,205
Postretirement and Postemployment Benefit Obligation	396	412
Other Liabilities	553	702
Redeemable Noncontrolling Interest	—	163
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2014 – 448.9 shares and 2013 – 447.2 shares	449	447
Paid-in capital	6,245	6,463
Retained earnings	4,409	4,446
Accumulated other comprehensive loss	(4,646)	(2,759)
	6,457	8,597
Less: Common stock held in treasury, at cost, 2014 – 28.734 shares and 2013 – 10.868 shares	1,342	492
Total Shareholders’ Equity	5,115	8,105
Noncontrolling interests	148	179
Total Equity	5,263	8,284
TOTAL LIABILITIES AND EQUITY	$28,684	$31,528

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2014	2013	2012
OPERATING ACTIVITIES
Net earnings (loss)	$536	$1,378	$799
Depreciation, amortization, and cost of timber harvested	1,414	1,547	1,486
Deferred income tax provision (benefit), net	(135)	146	204
Restructuring and other charges	881	210	109
Pension plan contribution	(353)	(31)	(44)
Net bargain purchase gain on acquisition of business	—	(13)	—
Periodic pension expense, net	387	545	342
Net (gains) losses on sales and impairments of businesses	38	3	86
Equity (earnings) losses, net of taxes	200	39	(61)
Release of tax reserves	—	(775)	—
Impairment of goodwill and other intangible assets	100	527	—
Other, net	167	(62)	(38)
Changes in current assets and liabilities
Accounts and notes receivable	(97)	(134)	377
Inventories	(103)	(114)	(28)
Accounts payable and accrued liabilities	(18)	(110)	(273)
Interest payable	(18)	(57)	30
Other	78	(71)	(22)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	3,077	3,028	2,967
INVESTMENT ACTIVITIES
Invested in capital projects	(1,366)	(1,198)	(1,383)
Acquisitions, net of cash acquired	—	(505)	(3,734)
Proceeds from divestitures	—	726	474
Proceeds from spinoff	411	—	—
Equity investment in Ilim	—	—	(45)
Proceeds from sale of fixed assets	61	65	—
Other	34	85	(170)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(860)	(827)	(4,858)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(1,062)	(512)	(35)
Issuance of common stock	66	298	108
Issuance of debt	1,982	241	2,132
Reduction of debt	(2,095)	(845)	(2,488)
Change in book overdrafts	30	(123)	11
Dividends paid	(620)	(554)	(476)
Acquisition of redeemable noncontrolling interest	(114)	—	—
Debt tender premiums paid	(269)	—	—
Redemption of securities	—	(150)	—
Other	(4)	(43)	(47)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,086)	(1,688)	(795)
Effect of Exchange Rate Changes on Cash	(52)	(13)	(6)
Change in Cash and Temporary Investments	79	500	(2,692)
Cash and Temporary Investments
Beginning of the period	1,802	1,302	3,994
End of the period	$1,881	$1,802	$1,302

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2012	$439	$5,908	$3,355	$(3,005)	$52	$6,645	$340	$6,985
Issuance of stock for various plans, net	1	134	—	—	(87)	222	—	222
Repurchase of stock	—	—	—	—	35	(35)	—	(35)
Dividends	—	—	(487)	—	—	(487)	—	(487)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(6)	(6)
Noncontrolling interests of acquired entities	—	—	—	—	—	—	(4)	(4)
Comprehensive income (loss)	—	—	794	(835)	—	(41)	2	(39)
BALANCE, DECEMBER 31, 2012	440	6,042	3,662	(3,840)	—	6,304	332	6,636
Issuance of stock for various plans, net	7	421	—	—	(20)	448	—	448
Repurchase of stock	—	—	—	—	512	(512)	—	(512)
Dividends	—	—	(567)	—	—	(567)	—	(567)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities	—	—	(44)	—	—	(44)	(112)	(156)
Comprehensive income (loss)	—	—	1,395	1,081	—	2,476	(40)	2,436
BALANCE, DECEMBER 31, 2013	447	6,463	4,446	(2,759)	492	8,105	179	8,284
Issuance of stock for various plans, net	2	69	—	—	(212)	283	—	283
Repurchase of stock	—	—	—	—	1,062	(1,062)	—	(1,062)
xpedx spinoff	—	(287)	—	—	—	(287)	—	(287)
Dividends	—	—	(633)	—	—	(633)	—	(633)
Acquisition of redeemable noncontrolling interest	—	—	46	—	—	46	—	46
Remeasurement of redeemable noncontrolling interest	—	—	(5)	—	—	(5)	—	(5)
Comprehensive income (loss)	—	—	555	(1,887)	—	(1,332)	(31)	(1,363)
BALANCE, DECEMBER 31, 2014	$449	$6,245	$4,409	$(4,646)	$1,342	$5,115	$148	$5,263
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the Company) is a global paper and packaging company with primary markets and manufacturing operations in North America, Europe, Latin America, Russia, Asia, Africa and the Middle East. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

On July 1, 2014, International Paper completed the spinoff of its distribution business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). As a result of the spinoff, all current and prior year amounts have been adjusted to reflect xpedx as a discontinued operation. See Note 7 for further discussion.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings (loss) of $(200) million, $(39) million and $61 million in 2014, 2013 and 2012, respectively.

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

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost, which approximates market value.

INVENTORIES

Inventories are valued at the lower of cost or market value and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products, are generally determined using the last-in, first-out method. Other inventories are valued using the first-in, first-out or average cost methods.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for pulp and paper mills, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates are, for buildings — 2.50% to 8.50%, and for machinery and equipment — 5% to 33%.

FORESTLANDS

At December 31, 2014, International Paper and its subsidiaries owned or managed approximately 334,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are expensed as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

DISCONTINUED OPERATIONS
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. This guidance should be applied prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date which is fiscal years beginning on or after December 15, 2014, and interim periods within those annual periods. The Company chose to early adopt the provisions of this guidance in the third quarter of 2014. See Note 7 for further discussion and disclosures.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2014	2013	2012
Earnings (loss) from continuing operations	$568	$1,704	$717
Effect of dilutive securities (a)	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$568	$1,704	$717
Average common shares outstanding	427.7	443.3	435.2
Effect of dilutive securities (a):
Restricted performance share plan	4.2	4.5	5.0
Stock options (b)	0.1	0.3	—
Average common shares outstanding – assuming dilution	432.0	448.1	440.2
Basic earnings (loss) per share from continuing operations	$1.33	$3.85	$1.65
Diluted earnings (loss) per share from continuing operations	$1.31	$3.80	$1.63

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase 0.0 million, 0.0 million and 9.1 million shares for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the computation of diluted common shares outstanding because their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the year ended December 31, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(1,271)	(863)	10	(2,124)
Amounts reclassified from accumulated other comprehensive income	242	(13)	(4)	225
Net Current Period Other Comprehensive Income	(1,029)	(876)	6	(1,899)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	12	—	12
Balance as of December 31, 2014	$(3,134)	$(1,513)	$1	$(4,646)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2012	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	1,184	(443)	—	741
Amounts reclassified from accumulated other comprehensive income	307	17	(7)	317
Net Current Period Other Comprehensive Income	1,491	(426)	(7)	1,058
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	23	—	23
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2012:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2011	$(2,852)	$(118)	$(35)	$(3,005)
Other comprehensive income (loss) before reclassifications	(939)	(96)	15	(1,020)
Amounts reclassified from accumulated other comprehensive income	195	(35)	22	182
Net Current Period Other Comprehensive Income	(744)	(131)	37	(838)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	3	—	3
Balance as of December 31, 2012	$(3,596)	$(246)	$2	$(3,840)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three years ended:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Location of Amount Reclassified from AOCI
	2014	2013	2012
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(17)	$(9)	$(2)	(b)	Cost of products sold
Actuarial gains/(losses)	(379)	(493)	(317)	(b)	Cost of products sold
Total pre-tax amount	(396)	(502)	(319)
Tax (expense)/benefit	154	195	124
Net of tax	(242)	(307)	(195)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestiture	13	(17)	48		Net (gains) losses on sales and impairments of businesses or Retained earnings
Tax (expense)/benefit	—	—	(13)
Net of tax	13	(17)	35
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	3	10	(24)	(c)	Cost of products sold
Natural gas contracts	—	—	(11)	(c)	Cost of products sold
Total pre-tax amount	3	10	(35)
Tax (expense)/benefit	1	(3)	13
Net of tax	4	7	(22)
Total reclassifications for the period	$(225)	$(317)	$(182)

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

NOTE 5 RESTRUCTURING CHARGES AND OTHER ITEMS

2014: During 2014, total restructuring and other charges of $846 million before taxes ($518 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Note 13)	$276	$169
Courtland mill shutdown (a)	554	338
Other (b)	16	11
Total	$846	$518

(a) Includes $464 million of accelerated depreciation, $24 million of inventory impairment charges, $26 million of severance charges and $40 million of other charges which are recorded in the Printing Papers segment.
(b) Includes $15 million of severance charges.

Included in the $846 million of organization restructuring and other charges is $41 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 957 employees included in the 2014 restructuring charges.

In millions	Severance and Other
Additions and adjustments	$41
Cash payments in 2014	(29)
Balance, December 31, 2014	$12

As of December 31, 2014, 788 employees had left the Company under these programs.

2013: During 2013, total restructuring and other charges of $156 million before taxes ($98 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Note 13)	$25	$16
Courtland mill shutdown (a)	118	72
Box plant closures	(13)	(8)
Augusta paper machine shutdown (b)	45	28
Insurance reimbursements	(30)	(19)
Other (c)	11	9
Total	$156	$98

(a) Includes $73 million of accelerated depreciation and other non-cash charges, $42 million of severance charges and $3 million of other charges which are recorded in the Printing Papers segment. During 2013, the Company accelerated depreciation for certain Courtland assets, and diligently evaluated certain other assets for possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million.
(b) Includes $39 million of accelerated depreciation charges, $2 million of severance charges and $4 million of other charges which are recorded in the Consumer Packaging segment.
(c) Includes $2 million of severance charges.

Included in the $156 million of organization restructuring and other charges is $46 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 1,384 employees included in the 2013 restructuring charges.

In millions	Severance and Other
Additions and adjustments	$46
Cash payments in 2013	(5)
Cash payments in 2014	(41)
Balance, December 31, 2014	$—

As of December 31, 2014, all of these employees had left the Company under these programs.

2012: During 2012, total restructuring and other charges of $65 million before taxes ($46 million after taxes) were recorded. These charges included:

In millions	Before-Tax Charges	After-Tax Charges
Early debt extinguishment costs (see Note 13)	$48	$30
EMEA packaging restructuring (a)	17	12
Other	—	4
Total	$65	$46

(a) Includes $17 million of severance charges.

Included in the $65 million of organizational restructuring and other charges is $17 million of severance charges.

The following table presents a rollforward of the severance and other costs for approximately 366 employees included in the 2012 restructuring charges:

In millions	Severance and Other
Additions and adjustments	$17
Cash payments in 2012	(3)
Cash payments in 2013	(4)
Cash payments in 2014	(6)
Balance, December 31, 2014	$4

As of December 31, 2014, 300 employees had left the Company under these programs.

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

NOTE 6 ACQUISITIONS AND JOINT VENTURES

OLMUKSAN

2014: In May 2014, the Company conducted a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The Company also purchased outstanding shares of Olmuksan outside of the tender offer. As of December 31, 2014, the Company owned 91.7% of Olmuksan's outstanding and issued shares.

2013: On January 3, 2013, International Paper completed the acquisition (effective date of acquisition on January 1, 2013) of the shares of its joint venture partner, Sabanci Holding, in the Turkish corrugated packaging company, Olmuksa International Paper Sabanci Ambalaj Sanayi ve Ticaret A.S., now called Olmuksan International Paper Ambalaj Sanayi ve Ticaret A.S. (Olmuksan), for a purchase price of $56 million. The acquired shares represented 43.7% of Olmuksan's shares. Prior to this acquisition, International Paper held a 43.7% equity interest in Olmuksan.

Because the transaction resulted in International Paper becoming the majority shareholder, owning 87.4% of Olmuksan's outstanding and issued shares, its completion triggered a mandatory call for tender of the remaining public shares which began in March 2013 and ended in April 2013, with no shares tendered. As a result, the 12.6% owned by other parties were considered non-controlling interests. Olmuksan's financial results have been consolidated with the Company's Industrial Packaging segment beginning January 1, 2013, the effective date which International Paper obtained majority control of the entity.

Following the transaction, the Company's previously held 43.7% equity interest in Olmuksan was remeasured to a fair value of $75 million, resulting in a gain of $9 million. In addition, the cumulative translation adjustment balance of $17 million relating to the previously held equity interest was reclassified, as expense, from accumulated other comprehensive income.

The final purchase price allocation indicated that the sum of the cash consideration paid, the fair value of the noncontrolling interest and the fair value of the previously held interest was less than the fair value of the underlying assets by $21 million, resulting in a bargain purchase price gain being recorded on this transaction. The aforementioned remeasurement of equity interest gain, the cumulative translation adjustment to expense, and the bargain purchase gain are included in the Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations.

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

ORSA

2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalangens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Orsa company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. International Paper will release the amount held back, or any amount for which we have not notified Jari of a claim, by March 30, 2016. An additional $11 million, which was not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During 2014, these open matters were successfully resolved, which resulted in $9 million paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company. As a result of this transaction, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet. The net difference between the Redeemable noncontrolling interest balance plus $14 million of currency translation adjustment reclassified out of Other comprehensive income less the 25% purchase price was reflected as an increase to Retained earnings on the consolidated balance sheet.

2013: On January 14, 2013, International Paper and Jari formed Orsa IP with International Paper holding a 75% stake. The value of International Paper's investment in Orsa IP was approximately $471 million. Because International Paper acquired a majority control of the joint venture, Orsa IP's financial results have been consolidated with our Industrial Packaging segment from the date of formation on January 14, 2013. The 25% owned by Jari was considered a redeemable noncontrolling interest and met the requirements to be classified outside permanent equity. As such, the Company reported $163 million in Redeemable noncontrolling interest in the December 31, 2013 consolidated balance sheet.

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

Due to the complex organizational structure of Orsa IP's operations, and the extended time required to prepare consolidated financial information in accordance with accounting principles generally accepted in the United States, the Company reports Orsa IP's operating results on a one-month lag basis.

TEMPLE-INLAND, INC.

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

Additionally, Selling and administrative expenses for the years ended December 31, 2014, 2013 and 2012 included $16 million before taxes ($10 million after taxes), $62 million before taxes ($38 million after taxes), and $164 million ($105 million after taxes)respectively, in charges for integration costs associated with the acquisition.

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

(a) Attributable to International Paper Company common shareholders.

NOTE 7 DIVESTITURES / SPINOFF

DISCONTINUED OPERATIONS

2014: On July 1, 2014, International Paper completed the spinoff of its distribution business, xpedx, which subsequently merged with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). The xpedx business had historically represented the Company's Distribution reportable segment.

The spinoff was accomplished by the contribution of the xpedx business to Veritiv and the distribution of 8,160,000 shares of Veritiv common stock on a pro-rata basis to International Paper shareholders. International Paper received a payment of approximately $411 million, financed with new debt in Veritiv's capital structure.

All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the accompanying consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the xpedx spinoff for all periods presented in the consolidated statement of operations:

In millions	2014	2013	2012
Net Sales	$2,604	$5,597	$5,981
Costs and Expenses
Cost of products sold	2,309	4,941	5,300
Selling and administrative expenses	191	409	418
Depreciation, amortization and cost of timber harvested	9	16	13
Distribution expenses	69	149	141
Restructuring and other charges	25	54	44
Impairment of goodwill and other intangibles	—	400	—
Other, net	3	7	8
Earnings (Loss) Before Income Taxes and Equity Earnings	(2)	(379)	57
Income tax provision (benefit)	(1)	(25)	25
Discontinued Operations, Net of Taxes (a)	$(1)	$(354)	$32

(a) These amounts, along with those disclosed below related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations.

Total cash provided by operations related to xpedx of $29 million, $81 million and $81 million for 2014, 2013 and 2012, respectively, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to xpedx of $3 million, $12 million and $(5) million for 2014, 2013 and 2012, respectively, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

2013: On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber

L.L.C. to joint venture partner Deltic Timber Corporation for $20 million in assumed liabilities and cash.

On July 19, 2013 the Company finalized the sale of its Temple-Inland Building Products division to Georgia-Pacific Building Products, LLC for approximately $726 million in cash.

2012: Upon the acquisition of Temple-Inland, management committed to a plan to sell the Temple-Inland Building Products business, and on December 12, 2012, International Paper reached an agreement to sell the business (including Del-Tin Fiber L.L.C.) to Georgia-Pacific for $750 million in cash, subject to satisfaction of customary closing conditions, including satisfactory review by the DOJ, and to certain pre-and post-closing purchase price adjustments. The assets to be sold included 16 manufacturing facilities.

The operating results of the Temple-Inland Building Products business have been included in Discontinued operations from the date of acquisition.

Related to these divestitures, the Company recorded income (loss) of $(12) million, $45 million and $45 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included in Discontinued operations, net of tax in the consolidated statement of operations.

OTHER DIVESTITURES AND IMPAIRMENTS

2014: During 2014, the Company recorded a net pre-tax charge of $47 million ($36 million after taxes) for the loss on the sale of a business by our equity method investee, ASG (formerly referred to as AGI-Shorewood), and the subsequent partial impairment of this ASG investment.

The net 2014 loss totaling $38 million, including the ASG impairment discussed above, related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

In millions at December 31	2014	2013
Temporary Investments	$1,480	$1,398

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2014	2013
Accounts and notes receivable:
Trade	$2,860	$3,497
Other	223	259
Total	$3,083	$3,756

INVENTORIES

In millions at December 31	2014	2013
Raw materials	$494	$372
Finished pulp, paper and packaging products	1,273	1,834
Operating supplies	562	572
Other	95	47
Inventories	$2,424	$2,825

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 66% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $334 million and $417 million at December 31, 2014 and 2013, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2014	2013
Pulp, paper and packaging facilities	$31,805	$32,268
Other properties and equipment	1,263	1,478
Gross cost	33,068	33,746
Less: Accumulated depreciation	20,340	20,074
Plants, properties and equipment, net	$12,728	$13,672

In millions	2014	2013	2012
Depreciation expense	$1,308	$1,415	$1,390

INTEREST

Cash payments related to interest were as follows:

In millions	2014	2013	2012
Interest payments	$718	$751	$740

Amounts related to interest were as follows:

In millions	2014	2013	2012
Interest expense (a)	$677	$669	$742
Interest income (a)	70	57	71
Capitalized interest costs	23	17	37

(a)
Interest expense and interest income exclude approximately $38 million, $45 million and $49 million in 2014, 2013 and 2012, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

NOTE 9 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2014 and 2013:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2014
Goodwill	$3,430		$2,311		$1,787	$400	$7,928
Accumulated impairment losses (a)	—		(1,877)		(1,664)	(400)	(3,941)
	3,430		434		123	—	3,987
Reclassifications and other (b)	(34)		(57)		(3)	—	(94)
Additions/reductions	—		(20)	(c)	—	—	(20)
Impairment loss	(100)	(d)	—		—	—	(100)
Write off of goodwill	—		—		—	(400)	(400)
Write off of accumulated impairment loss	—		—		—	400	400
Balance as of December 31, 2014
Goodwill	3,396		2,234		1,784	—	7,414
Accumulated impairment losses (a)	(100)		(1,877)		(1,664)	—	(3,641)
Total	$3,296		$357		$120	$—	$3,773

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reflects a charge of $100 million for goodwill impairment related to our Asia Industrial Packaging business.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution		Total
Balance as of January 1, 2013
Goodwill	$3,165		$2,396		$1,783	$400		$7,744
Accumulated impairment losses (a)	—		(1,765)		(1,664)	—		(3,429)
	3,165		631		119	400		4,315
Reclassifications and other (b)	(28)		(63)		3	—		(88)
Additions/reductions	293	(c)	(22)	(d)	1	—		272
Impairment loss	—		(112)	(e)	—	(400)	(e)	(512)
Balance as of December 31, 2013
Goodwill	3,430		2,311		1,787	400		7,928
Accumulated impairment losses (a)	—		(1,877)		(1,664)	(400)		(3,941)
Total	$3,430		$434		$123	$—		$3,987

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

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

At December 31, 2013, there was $400 million of goodwill and $400 million of accumulated impairment losses included in the consolidated balance sheet associated with the xpedx business (Distribution segment). Effective July 1, 2014, the Company completed the spinoff of its xpedx business which had historically represented the Company's Distribution reportable segment. Following the spinoff of xpedx, the assets and liabilities of this business have been reclassified as discontinued operations and adjusted off of the consolidated balance sheet and are not included in balances as of December 31, 2014.

In the fourth quarter of 2014, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Asia Industrial Packaging business using the discounted future cash flows and determined that all of the goodwill in this business, totaling $100 million, should be written off. The decline in the fair value of the Asia Industrial Packaging business and resulting impairment charge was due to a change in the strategic outlook for the business.

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

No goodwill impairment charges were recorded in 2012.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2014		2013
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount		Accumulated Amortization
Customer relationships and lists	$561	$157	$602		$139
Non-compete agreements	74	53	76	(a)	46
Tradenames, patents and trademarks	61	44	67		33
Land and water rights	81	9	76		5
Fuel and power agreements	5	3	7		2
Software	23	22	17		15
Other	43	21	75		32
Total	$848	$309	$920		$272

(a)
Includes $15 million recorded to write-off a tradename intangible asset of the Company's India Papers business. This amount is included in Impairment of goodwill and other intangibles in the accompanying consolidated statement of operations.

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2014	2013	2012
Amortization expense related to intangible assets	$73	$79	$54

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2015 – $64 million, 2016 – $55 million, 2017 – $52 million, 2018 – $47 million, 2019 – $46 million, and cumulatively thereafter – $275 million.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2014	2013	2012
Earnings (loss)
U.S.	$565	$775	$419
Non-U.S.	307	453	548
Earnings (loss) from continuing operations before income taxes and equity earnings	$872	$1,228	$967

The provision (benefit) for income taxes (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2014	2013	2012
Current tax provision (benefit)
U.S. federal	$175	$(663)	$(3)
U.S. state and local	9	(98)	12
Non-U.S.	74	95	100
	$258	$(666)	$109
Deferred tax provision (benefit)
U.S. federal	$(67)	$206	$220
U.S. state and local	5	(18)	5
Non-U.S.	(73)	(20)	(28)
	$(135)	$168	$197
Income tax provision (benefit)	$123	$(498)	$306

The Company’s deferred income tax provision (benefit) includes a $13 million benefit, a $7 million provision and a $25 million provision for 2014, 2013 and 2012, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $172 million, $291 million and $95 million in 2014, 2013 and 2012, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2014	2013	2012
Earnings (loss) from continuing operations before income taxes and equity earnings	$872	$1,228	$967
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	305	430	338
State and local income taxes	10	(2)	9
Tax rate and permanent differences on non-U.S. earnings	(72)	(90)	(116)
Net U.S. tax on non-U.S. dividends	16	(15)	48
Tax benefit on manufacturing activities	(46)	(27)	(15)
Non-deductible business expenses	7	4	7
Non-deductible goodwill	35	37	34
Tax audits	—	(770)	—
Subsidiary liquidation	(85)	—	—
Retirement plan dividends	(5)	(5)	(5)
Tax basis adjustments	—	(33)	—
Tax credits	(34)	(23)	—
Medicare subsidy	—	—	5
Other, net	(8)	(4)	1
Income tax provision (benefit)	$123	$(498)	$306
Effective income tax rate	14%	(41)%	32%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2014 and 2013, were as follows:

In millions	2014	2013
Deferred income tax assets:
Postretirement benefit accruals	$189	$193
Pension obligations	1,517	725
Alternative minimum and other tax credits	342	515
Net operating and capital loss carryforwards	672	610
Compensation reserves	280	281
Other	266	284
Gross deferred income tax assets	3,266	2,608
Less: valuation allowance	(415)	(413)
Net deferred income tax asset	$2,851	$2,195
Deferred income tax liabilities:
Intangibles	$(316)	$(304)
Plants, properties and equipment	(2,707)	(2,919)
Forestlands and related installment sales	(2,290)	(2,307)
Gross deferred income tax liabilities	$(5,313)	$(5,530)
Net deferred income tax liability	$(2,462)	$(3,335)

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, and Deferred income taxes. There is an increase in deferred income tax assets principally relating to the tax impact of changes in qualified pension liabilities partially offset by the utilization of tax credits. Deferred tax liabilities decreased primarily due to book depreciation in excess of tax depreciation. Of the $2.3 billion forestlands and related installment sales deferred tax liability, $1.4 billion relates to a 2006 International Paper installment sale of forestlands and $840 million relates to a 2007 Temple-Inland installment sale of forestlands (see Note 12). Certain tax attributes reflected on our tax returns as filed differ from those reflected in the deferred income tax accounts due to uncertain tax benefits.

The valuation allowance for deferred income tax assets as of December 31, 2014 was $415 million. The net change in the total valuation allowance for the year ended December 31, 2014 was an increase of $2 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

In millions	2014	2013	2012
Balance at January 1	$(161)	$(972)	$(857)
(Additions) reductions based on tax positions related to current year	(15)	(22)	12
Additions for tax positions of prior years	(1)	(29)	(140)
Reductions for tax positions of prior years	9	824	6
Settlements	—	26	2
Expiration of statutes of limitations	2	11	7
Currency translation adjustment	8	1	(2)
Balance at December 31	$(158)	$(161)	$(972)

Included in the balance at December 31, 2014, 2013 and 2012 are $1 million, $1 million and $14 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $41 million and $54 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2014 and 2013, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2003 through 2013 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. In 2013, the Company concluded its examination with the U.S. Internal Revenue Service for the tax years 2006 through 2009 for both International Paper Company and Temple-Inland. As a result of the completion of the examinations, the Company reduced its unrecognized tax benefits by approximately $844 million. Other pending audit settlements and the expiration of statute of limitations could further reduce the uncertain tax positions by $5 million during the next twelve months. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Included in the Company’s 2014, 2013 and 2012 income tax provision (benefit) are $(453) million, $(869) million and $(63) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2014	2013	2012
Special items	$(372)	$(95)	$(82)
Tax-related adjustments:
Internal restructurings	(90)	(4)	14
Settlement of tax audits and legislative changes	10	(770)	—
Medicare D deferred income tax write-off	—	—	5
Other tax adjustments	(1)	—	—
Income tax provision (benefit) related to special items	$(453)	$(869)	$(63)

Excluding the impact of special items and nonoperating pension expense, the 2014, 2013 and 2012 income tax provisions were $659 million, $497 million and $415 million, respectively, or 31%, 26% and 28%, respectively, of pre-tax earnings before equity earnings.

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2015 Through 2024	2025 Through 2034	Indefinite	Total
U.S. federal and non-U.S. NOLs	$28	$3	$462	$493
State taxing jurisdiction NOLs	140	76	—	216
U.S. federal, non- U.S. and state tax credit carryforwards	146	23	275	444
U.S. federal and state capital loss carryforwards	58	—	—	58
Total	$372	$102	$737	$1,211

Deferred income taxes are not provided for temporary differences of approximately $5.2 billion, $5.1 billion and $4.7 billion as of December 31, 2014, 2013 and 2012, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

At December 31, 2014, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2015	2016	2017	2018	2019	Thereafter
Lease obligations	$142	$106	$84	$63	$45	$91
Purchase obligations (a)	3,266	761	583	463	422	1,690
Total	$3,408	$867	$667	$526	$467	$1,781

(a)
Includes $2.3 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

Rent expense was $154 million, $168 million and $185 million for 2014, 2013 and 2012, respectively.

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

ENVIRONMENTAL PROCEEDINGS
CERCLA and State Actions
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $95 million in the aggregate as of December 31, 2014.
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
Other Remediation Costs
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $41 million as of December 31, 2014. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

LEGAL PROCEEDINGS
Environmental
Kalamazoo River: The Company is a potentially responsible party with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site (Kalamazoo River Superfund Site) in Michigan. The EPA asserts that the site is contaminated primarily by PCBs as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. Although the Company has not received any orders from the EPA, in December 2014, the EPA sent the Company a letter demanding payment of $19 million to reimburse the EPA for costs associated with a Time Critical Removal Action of PCB contaminated sediments from a portion of the site. The Company’s CERCLA liability has not been finally determined with respect to this or any other portion of the site and we have declined to reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for the costs plaintiffs seek to recover. This will be the subject of a separate trial, which has been set for September 2015. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are potentially responsible parties at the San Jacinto River Waste Pits Superfund Site (San Jacinto River Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action were McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County sought civil penalties pursuant to the Texas Water Code and the Texas Administrative Code, which provide for the imposition of civil penalties between $50 and $25,000 per day. Trial began on October 7, 2014. On November 13, 2014, the jury rendered a verdict finding International Paper not responsible for the violations alleged by Harris County. On January 20, 2015, the court entered final judgment consistent with the jury verdict. Harris County filed a motion for new trial on February 18, 2015.  International Paper is preparing its response in opposition.

In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by approximately 400 local fishermen seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. Trial is currently scheduled for May 2015. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. The parties anticipate that in March 2015 the court will enter a docket control order and set a trial date. This case is in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Antitrust
Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorneys' fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. The Company disputes the allegations made and is vigorously defending each action. However, because the federal action is in the discovery stage and the Tennessee action is in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.
Gypsum: Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 to the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. The alleged classes are all persons who purchased gypsum board and/or gypsum finishing products directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning in or before September 2011. In September 2014, we reached an agreement in principle to settle these cases for an immaterial amount. In February 2015, we executed a definitive settlement agreement, which is subject to court approval.

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
Tax
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
General
The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, contracts, sales of property, intellectual property, personal injury, labor and employment (especially in California) and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

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

During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the years ended December 31, 2014, 2013 or 2012.

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

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at December 31, 2014 and 2013. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $50 million and $67 million at December 31, 2014 and 2013, respectively, are included in floating rate notes due 2014 – 2019 in the summary of long-term debt in Note 13. Additional debt related to the above transaction of $107 million and $79 million is included in short-term notes in the summary of long-term debt in Note 13 at December 31, 2014 and 2013.

The use of the above entities facilitated the monetization of the credit enhanced Timber Notes in a cost effective manner by increasing the borrowing capacity and lowering the interest rate, while providing for the offset accounting treatment described above. Additionally, the monetization structure preserved the tax deferral that resulted from the 2006 forestlands sales. The Company recognized a $1.4 billion deferred tax liability in connection with the 2006 forestlands sale, which will be settled with the maturity of the Timber Notes in the third quarter of 2016 (unless extended).

During 2011 and 2012, the credit ratings for two letter of credit banks that support $1.5 billion of Timber Notes were downgraded below the specified threshold. These letters of credit were successfully replaced by other qualifying institutions. Fees of $10 million were incurred during 2012 in connection with these replacements.

During 2012, an additional letter of credit bank that supports $707 million of Timber Notes was downgraded below the specified threshold. In December 2012, the Company and the third-party managing member agreed to a continuing replacement waiver for these letters of credit, terminable upon 30 days notice.

Activity between the Company and the Entities was as follows:

In millions	2014	2013	2012
Revenue (loss) (a)	$38	$45	$49
Expense (a)	72	79	90
Cash receipts (b)	22	33	36
Cash payments (c)	73	84	87

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

International Paper also held variable interests in financing entities that were used to monetize long-term notes received from the sale of forestlands in 2002. International Paper transferred notes (the Monetized Notes, with an original maturity of 10 years from inception) and cash of approximately $500 million to these entities in exchange for preferred interests, and accounted for the transfers as a sale of the notes with no associated gain or loss. In the same period, the entities acquired approximately $500 million of International Paper debt obligations for cash. International Paper has no obligation to make any further capital contributions to these entities and did not provide any financial support that was not previously contractually required during the years ended December 31, 2014, 2013 or 2012.

During 2012, $252 million of the 2002 Monetized Notes matured. Cash receipts upon maturity were used to pay the associated debt obligations. Effective June 1, 2012, International Paper liquidated its interest in the 2002 financing entities.

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper.

The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. The Company recognized an $840 million deferred tax liability in connection with the 2007 sales, which will be settled with the maturity of the notes in 2027.

In October 2007, Temple-Inland sold 1.55 million acres of timberlands for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberlands, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be $2.09 billion. As of December 31, 2014 and 2013, the fair value of the notes was $2.27 billion and $2.62 billion, respectively. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities in the accompanying consolidated balance sheet. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to the Company. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of December 31, 2014 and 2013, the fair value of this debt was $2.16 billion and $2.49 billion, respectively. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

During 2012, the credit ratings for two letter of credit banks that support $1.0 billion of the 2007 Monetized Notes were downgraded below the specified threshold. These letters of credit were successfully replaced by other qualifying institutions. Fees of $8 million were incurred in connection with these replacements.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2014	2013	2012
Revenue (loss) (a)	$26	$27	$28
Expense (b)	25	29	28
Cash receipts (c)	7	8	12
Cash payments (d)	18	21	22

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $19 million, $19 million and $17 million for the years ended December 31, 2014, 2013 and 2012, respectively, of accretion income for the amortization of the purchase accounting adjustment of the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes $7 million, $7 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

PREFERRED SECURITIES OF SUBSIDIARIES

In March 2003, Southeast Timber, Inc. (Southeast Timber), a consolidated subsidiary of International Paper, issued $150 million of preferred securities to a private investor with future dividend payments based on LIBOR. Southeast Timber, which through a subsidiary initially held approximately 1.50 million acres of forestlands in the southern United States, was International Paper’s primary vehicle for sales of southern forestlands. As of December 31, 2014, substantially all of these forestlands have been sold. On March 27, 2013, Southeast Timber redeemed its Class A common shares owned by the private investor for $150 million. Distributions paid to the third-party investor were $1 million and $6 million in 2013 and 2012, respectively. The expense related to these preferred securities is shown in Net earnings (loss) attributable to noncontrolling interests in the accompanying consolidated statement of operations.

NOTE 13 DEBT AND LINES OF CREDIT
During the second quarter of 2014, International Paper issued $800 million of 3.65% senior unsecured notes with a maturity date in 2024 and $800 million of 4.80% senior unsecured notes with a maturity date in 2044. The proceeds from this borrowing were used to repay approximately $960 million of notes with interest rates ranging from 7.95% to 9.38% and original maturities from 2018 to 2019. Pre-tax early debt retirement costs of $262 million related to these debt repayments, including $258 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2014.

In 2012, International Paper entered into a $1.2 billion term loan and a $200 million term loan, both with maturity dates in 2017. The proceeds from these borrowings were used, along with available cash, to fund the acquisition of Temple-Inland. During 2012, International Paper fully repaid the $1.2 billion term loan. During 2014, International Paper fully repaid the $200 million term loan.

Amounts related to early debt extinguishment during the years ended December 31, 2014, 2013 and 2012 were as follows:

In millions	2014	2013	2012
Debt reductions (a)	$1,625	$574	$1,272
Pre-tax early debt extinguishment costs (b)	276	25	48

(a)	Reductions related to notes with interest rates ranging from 1.63% to 9.38% with original maturities from 2014 to 2041 for the years ended December 31, 2014, 2013 and 2012.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2014	2013
8.7% note – due 2038	$264	$264
9 3/8% note – due 2019	420	848
7.95% debentures – due 2018	903	1,429
7.5% note – due 2021	979	999
7.3% notes – due 2039	721	721
6 7/8% notes – due 2023 – 2029	131	130
6.65% note – due 2037	4	4
6.4% to 7.75% debentures due 2025 – 2027	142	142
6 3/8% to 6 5/8% notes – due 2016 – 2018	358	364
6.0% notes – due 2041	585	585
5.25% to 5.3% notes – due 2015 – 2016	457	657
4.8% notes - due 2044	796	—
4.75% notes – due 2022	896	899
3.65% notes - due 2024	797	—
Floating rate notes – due 2014 – 2019 (a)	271	269
Environmental and industrial development bonds – due 2014 – 2035 (b)	950	1,487
Short-term notes (c)	424	386
Other (d)	275	304
Total (e)	9,373	9,488
Less: current maturities	742	661
Long-term debt	$8,631	$8,827

(a)	The weighted average interest rate on these notes was 2.8% in 2014 and 2.6% in 2013.

(b)	The weighted average interest rate on these bonds was 5.7% in 2014 and 5.5% in 2013.

(c)	The weighted average interest rate was 2.6% in 2014 and 2.8% in 2013. Includes $91 million at December 31, 2014 and

$93 million at December 31, 2013 related to non-U.S. denominated borrowings with a weighted average interest rate of 7.2% in 2014 and 5.8% in 2013.

(d)	Includes $20 million at December 31, 2014 and $41 million at December 31, 2013, related to the unamortized gain on interest rate swap unwinds (see Note 14).

(e)	The fair market value was approximately $10.6 billion at December 31, 2014 and $10.7 billion at December 31, 2013.

In addition to the long-term debt obligations shown above, International Paper has $5.3 billion of debt obligations payable to non-consolidated variable interest entities having principal payments of $5.2 billion due in 2016, for which International Paper has, and intends to effect, a legal right to offset these obligations with Class B interests held in the entities. Accordingly, in the accompanying consolidated balance sheet, International Paper has offset the $5.3 billion of debt obligations with $5.2 billion of Class B interests in these entities as of December 31, 2014 (see Note 12). Total maturities of long-term debt over the next five years are 2015 – $742 million; 2016 – $543 million; 2017 – $71 million; 2018 – $1.2 billion; and 2019 – $605 million.

At December 31, 2014, International Paper’s credit facilities (the Agreements) totaled $2.0 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances ($500 million available as of December 31, 2014) under a receivables securitization program that expires in December 2015. At December 31, 2014, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2014, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

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

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2014	December 31, 2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	166	502
British pounds / Brazilian real - Forward	5	17
European euro / Brazilian real - Forward	9	27
European euro / Polish zloty - Forward	280	252
U.S. dollar / Brazilian real - Forward	125	290
U.S. dollar / Brazilian real - Zero-cost collar	—	18
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	230	175
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional):
Indian rupee / U.S. dollar	43	157
Mexican peso / U.S. dollar	187	—
U.S. dollar / Brazilian real	11	—

(a)	These contracts had maturities of three years or less as of December 31, 2014.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2014	2013	2012
Foreign exchange contracts	$10	$—	$16
Natural gas contracts	—	—	(1)
Total	$10	$—	$15

During the next 12 months, the amount of the December 31, 2014 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $3 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2014	2013	2012
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$4	$7	$(15)	Cost of products sold
Natural gas contracts	—	—	(7)	Cost of products sold
Total	$4	$7	$(22)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2014		2013	2012
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$1		$(1)	$—	Interest expense, net
Debt	(1)		1	—	Interest expense, net
Total	$—		$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$(2)		$4	$(4)	Cost of products sold
Embedded derivatives	—		(1)	(4)	Interest expense, net
Foreign exchange contracts	(1)		(5)	—	Cost of products sold
Interest rate contracts	12	(a)	21	22	Interest expense, net
Total	$9		$19	$14

(a) Excluding gain of $7 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

			2014			2013
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Fourth Quarter	$—	$—	$—	$175	$—	$—
First Quarter	55	—	—	—	—	—
Total	$55	$—	$—	$175	$—	$—

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$16	(a)	$37	(c)	$14	(d)	$33	(e)
Interest rate contracts - fair value	—		—		—		1	(f)
Total derivatives designated as hedging instruments	$16		$37		$14		$34
Derivatives not designated as hedging instruments
Electricity contract	$—		$2	(b)	$2	(d)	$—
Foreign exchange contracts	1	(b)	—		2	(d)	—
Total derivatives not designated as hedging instruments	$1		$2		$4		$—
Total derivatives	$17		$39		$18		$34

(a)	Includes $14 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Includes $23 million recorded in Other current assets and $14 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(e)	Includes $24 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(f)	Included in Other liabilities in the accompanying consolidated balance sheet.

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

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Certain of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $15 million.

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $1 million as of December 31, 2014 and $3 million as of December 31, 2013. The Company was not required to post any collateral as of December 31, 2014 or 2013.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2014 and 2013, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2014, 2013 and 2012:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2012	438,872	1,921
Issuance of stock for various plans, net	1,022	(2,994)
Repurchase of stock	—	1,086
Balance at December 31, 2012	439,894	13
Issuance of stock for various plans, net	7,328	(533)
Repurchase of stock	—	11,388
Balance at December 31, 2013	447,222	10,868
Issuance of stock for various plans, net	1,632	(4,668)
Repurchase of stock	—	22,534
Balance at December 31, 2014	448,854	28,734

NOTE 16 RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004 are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see Other U.S. Plans); however, salaried employees hired by Temple Inland prior to March 1, 2007 also participate in the Pension Plan. The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

In connection with the Temple-Inland acquisition in February 2012, International Paper assumed administrative responsibility for the Temple-Inland Retirement Plan, a defined benefit plan which covers substantially all employees of Temple-Inland. The Temple-Inland Retirement Plan merged with the Retirement Plan of International Paper Company on December 31, 2014.

The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $38 million, $28 million and $95 million in 2014, 2013 and 2012, respectively, and which are expected to be $62 million in 2015.

The Company will freeze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the two SERP plans for all service on or after January 1, 2019. Credited service was previously frozen for the Temple Retirement Plans.  This change will not affect benefits accrued through December 31, 2018. For service after this date, employees affected by the freeze will receive Retirement Savings Account contributions as described later in this Note 16.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2014 and 2013, and the plans’ funded status. The U.S. combined benefit obligation as of December 31, 2014 increased by $1.8 billion, due to the remeasurement in February to reflect the pension freeze, a decrease in the discount rate assumption used in computing the estimated benefit obligation and a change in our mortality assumptions. Our mortality assumption for the year ended December 31, 2014 reflects adoption of the newly issued Society of Actuaries longevity improvement scale, with Company specific adjustments. U.S. plan assets increased by $212 million, reflecting favorable investment results in addition to a $353 million required qualified pension contribution in 2014 offset by benefit payments.

	2014		2013
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$12,903	$228	$14,201	$223
Service cost	145	5	188	4
Interest cost	600	13	576	11
Curtailments	—	(4)	(14)	—
Settlements	—	—	(5)	(4)
Actuarial loss (gain)	1,755	12	(1,309)	—
Divestitures	(23)	—	—	—
Other	—	12	—	3
Plan amendments	133	—	—	—
Special termination benefits	—	—	8	—
Benefits paid	(772)	(13)	(742)	(8)
Effect of foreign currency exchange rate movements	—	(20)	—	(1)
Benefit obligation, December 31	$14,741	$233	$12,903	$228
Change in plan assets:
Fair value of plan assets	$10,706	$181	$10,111	$171
Actual return on plan assets	593	13	1,283	15
Company contributions	391	8	59	8
Benefits paid	(772)	(13)	(742)	(8)
Settlements	—	—	(5)	(4)
Other	—	6	—	—
Effect of foreign currency exchange rate movements	—	(15)	—	(1)
Fair value of plan assets, December 31	$10,918	$180	$10,706	$181
Funded status, December 31	$(3,823)	$(53)	$(2,197)	$(47)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$8	$—	$9
Current liability	(62)	(3)	(46)	(2)
Non-current liability	(3,761)	(58)	(2,151)	(54)
	$(3,823)	$(53)	$(2,197)	$(47)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$209	$—	$107	$—
Net actuarial loss	4,812	40	3,285	29
	$5,021	$40	$3,392	$29

The components of the $1.6 billion and $11 million increase related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2014 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$1,924	$13
Amortization of actuarial loss	(374)	—
Current year prior service cost	133	—
Amortization of prior service cost	(30)	—
Curtailments	(1)	4
Restructuring Effects	(23)	—
Effect of foreign currency exchange rate movements	—	(6)
	$1,629	$11

The accumulated benefit obligation at December 31, 2014 and 2013 was $14.6 billion and $12.6 billion, respectively, for our U.S. defined benefit plans and $208 million and $208 million, respectively, at December 31, 2014 and 2013 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013:

	2014		2013
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$14,741	$196	$12,903	$181
Accumulated benefit obligation	14,559	176	12,560	168
Fair value of plan assets	10,918	135	10,706	125

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $475 million and $43 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

		2014		2013		2012
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$145	$5	$188	$4	$152	$3
Interest cost	600	13	576	11	604	12
Expected return on plan assets	(762)	(14)	(738)	(11)	(753)	(12)
Actuarial loss / (gain)	374	—	485	1	307	—
Amortization of prior service cost	30	—	34	—	32	—
Curtailment gain	—	(4)	—	—	—	—
Net periodic pension expense (a)	$387	$—	$545	$5	$342	$3

(a) Excludes $1 million in curtailments in 2014 related to the pension freeze remeasurement that were recorded in restructuring and other charges.

The decrease in 2014 pension expense reflects an increase in the discount rate from 4.10% in 2013 to 4.65% in 2014 and lower amortization of unrecognized actuarial losses.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2014 was also the discount rate used to determine net pension expense for the 2015 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2014			2013		2012
	U.S. Plans		Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.10%		4.72%	4.90%	5.07%	4.10%	4.96%
Rate of compensation increase	3.75%		4.03%	3.75%	4.13%	3.75%	3.17%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	4.65%	(a)	5.07%	4.10%	4.96%	5.10%	5.98%
Expected long-term rate of return on plan assets (b)	7.75%		7.53%	8.00%	7.04%	8.00%	7.62%
Rate of compensation increase	3.75%		4.13%	3.75%	3.17%	3.75%	3.12%

(a) Represents the weighted average rate for 2014 due to the remeasurement in the first quarter of 2014.

(b)
Represents the expected rate of return for International Paper's qualified pension plan for 2014 and 2013. The weighted average rate for the Temple-Inland Retirement Plan was 7.00%, 6.16% and 5.70% for 2014, 2013 and 2012, respectively.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2015, the Company will use an expected long-term rate of return on plan assets of 7.75% for the Retirement Plan of International Paper,
a discount rate of 4.10% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $488 million for its U.S. defined benefit plans in 2015, with the increase from expense of $387 million in 2014 reflecting a decrease in the discount rate to 4.10% in 2015 from 4.65% in 2014, updated mortality assumptions, and higher amortization of unrecognized losses.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2015 of a 25 basis point decrease in the above assumptions:

In millions	2015
Expense/(Income):
Discount rate	$36
Expected long-term rate of return on plan assets	25
Rate of compensation increase	(1)

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

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2014	2013	Target Allocations
Equity accounts	47%	49%	43% - 54%
Fixed income accounts	33%	32%	25% - 35%
Real estate accounts	10%	10%	7% - 13%
Other	10%	9%	8% - 17%
Total	100%	100%

The 2014 and 2013 actual and target allocations shown represent a weighted average of International Paper and Temple-Inland plan assets.

The fair values of International Paper’s pension plan assets at December 31, 2014 and 2013 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2014 and 2013. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2014
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,268	$1,380	$888	$—
Equities – international	2,397	1,815	582	—
Corporate bonds	1,230	—	1,230	—
Government securities	1,282	—	1,282	—
Mortgage backed securities	172	—	172	—
Other fixed income	207	—	197	10
Commodities	170	—	170	—
Hedge funds	867	—	—	867
Private equity	519	—	—	519
Real estate	1,101	—	—	1,101
Derivatives	376	—	—	376
Cash and cash equivalents	329	329	—	—
Total Investments	$10,918	$3,524	$4,521	$2,873

Fair Value Measurement at December 31, 2013
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,466	$1,175	$1,290	$1
Equities – international	2,313	1,470	843	—
Corporate bonds	1,248	—	1,248	—
Government securities	1,097	—	1,097	—
Mortgage backed securities	143	—	143	—
Other fixed income	74	(1)	65	10
Commodities	193	—	193	—
Hedge funds	831	—	—	831
Private equity	484	—	—	484
Real estate	1,038	—	—	1,038
Derivatives	313	—	—	313
Cash and cash equivalents	506	(10)	516	—
Total Investments	$10,706	$2,634	$5,395	$2,677

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

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2014 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Equities- Domestic	Other Fixed Income	Hedge Funds	Private Equity	Real Estate	Derivatives	Total
Beginning balance at December 31, 2013	$1	$10	$831	$484	$1,038	$313	$2,677
Actual return on plan assets:
Relating to assets still held at the reporting date	(1)	—	37	17	88	18	159
Relating to assets sold during the period	1	—	4	(1)	14	76	94
Purchases, sales and settlements	(1)	—	(5)	(13)	(7)	(260)	(286)
Transfers in and/or out of Level 3 (a)	—	—	—	32	(32)	229	229
Ending balance at December 31, 2014	$—	$10	$867	$519	$1,101	$376	$2,873

(a) Includes the transfer of a $32 million investment historically shown as Real Estate now categorized as Private Equity.

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Contributions to the qualified plan totaling $353 million, $31 million and $44 million were made by the Company in 2014, 2013 and 2012, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2014, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2015	$802
2016	769
2017	781
2018	795
2019	811
2020 – 2024	4,279

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

Company matching contributions to the plans totaled approximately $112 million, $120 million and $122 million for the plan years ending in 2014, 2013 and 2012, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2014, 2013 and 2012 were as follows:

In millions		2014		2013		2012
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$1	$1	$2	$2	$3	$—
Interest cost	14	6	14	5	20	1
Actuarial loss	5	1	7	—	10	—
Amortization of prior service credits	(13)	(1)	(24)	—	(30)	—
Curtailment gain	—	—	—	—	(7)	—
Net postretirement (benefit) expense (a)	$7	$7	$(1)	$7	$(4)	$1

(a) Excludes $7 million of curtailment gains in 2013 related to the sale of Building Products that were recorded in Net (gains) losses on sales and impairments of businesses in the consolidated statement of operations.

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions. Temple-Inland's postretirement plan was remeasured on July 19, 2013 due to the sale of Building Products which reduced the obligation by $6 million. International Paper's postretirement plan was remeasured on January 31, 2012 due to a negative plan amendment which reduced our obligation by $29 million and reduced the 2012 expected benefit cost by $11 million. Temple-Inland's postretirement plan was remeasured on July 31, 2012 due to a negative plan amendment which reduced the obligation by $6 million and reduced 2012 expense by $1 million.

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2014, 2013 and 2012 were as follows:

		2014		2013		2012
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.50%	11.94%	3.70%	8.43%	4.40%	7.73%

The weighted average assumptions used to determine the benefit obligation at December 31, 2014 and 2013 were as follows:

		2014		2013
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.90%	11.52%	4.50%	11.94%
Health care cost trend rate assumed for next year	7.00%	11.38%	7.00%	11.43%
Rate that the cost trend rate gradually declines to	5.00%	6.11%	5.00%	6.12%
Year that the rate reaches the rate it is assumed to remain	2022	2025	2017	2024

A 1% increase in the assumed annual health care cost trend rate would have increased the U.S. and non-U.S. accumulated postretirement benefit obligations at December 31, 2014 by approximately $13 million and $10 million, respectively. A 1% decrease in the annual trend rate would have decreased the U.S. and non-U.S. accumulated postretirement benefit obligation at December 31, 2014 by approximately $12 million and $8 million, respectively. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million for both U.S. and non-U.S. plans.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2014 and 2013:

In millions		2014		2013
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$322	$72	$449	$22
Service cost	1	1	2	2
Interest cost	14	6	14	5
Participants’ contributions	15	—	19	—
Actuarial (gain) loss	14	19	(80)	12
Other	—	(26)	—	38
Plan amendments	—	(7)	—	—
Benefits paid	(62)	(1)	(82)	(1)
Less: Federal subsidy	2	—	2	—
Curtailment	—	—	(2)	—
Currency Impact	—	(5)	—	(6)
Benefit obligation, December 31	$306	$59	$322	$72
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	47	1	63	1
Participants’ contributions	15	—	19	—
Benefits paid	(62)	(1)	(82)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(306)	$(59)	$(322)	$(72)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(33)	$(2)	$(39)	$(2)
Non-current liability	(273)	(57)	(283)	(70)
	$(306)	$(59)	$(322)	$(72)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$44	$23	$31	$11
Prior service credit	(22)	(5)	(35)	—
	$22	$18	$(4)	$11

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $26 million and $7 million increase in the amounts recognized in OCI during 2014 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial gain	$18	$14
Amortization of actuarial (loss) gain	(5)	(1)
Current year prior service credit	—	(7)
Amortization of prior service credit	13	1
	$26	$7

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $33 million, $63 million and $0 million in 2014, 2013 and 2012, respectively. The portion of the change in funded status for the non-U.S. plans was $14 million, $19 million, and $2 million in 2014, 2013 and 2012, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net U.S. postretirement benefit cost in 2015 are expected to be $6 million and $(10) million, respectively. The estimated amounts for non-U.S. plans in 2015 are expected to be $1 million and $(3) million, respectively.

At December 31, 2014, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2015	$35	$2	$2
2016	31	2	2
2017	30	2	2
2018	28	2	3
2019	27	2	3
2020 – 2024	112	8	24

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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2014:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2011	15,556,786	$38.13	1.55	$—
Granted	2,513	35.94
Exercised	(3,200,642)	33.62
Expired	(3,222,597)	40.71
Outstanding at December 31, 2012	9,136,060	38.79	1.15	1,077
Granted	4,744	48.11
Exercised	(7,317,825)	38.57
Expired	(70,190)	37.15
Outstanding at December 31, 2013	1,752,789	39.80	0.67	16,175
Granted	3,247	49.13
Exercised	(1,634,858)	39.80
Expired	(49,286)	41.50
Outstanding at December 31, 2014	71,892	$39.03	0.18	$1,046

(a)
The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned evenly over a three-year period. PSP awards are earned based on the achievement of defined performance rankings of ROI and TSR compared to ROI and TSR peer groups of companies. Awards are weighted 75% for ROI and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROI and 50% for TSR. The ROI component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROI component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term.

PSP grants are made in performance-based restricted stock units (PSU’s). PSP awards issued to certain members of senior management are accounted for as liability awards, which are remeasured at fair value at each balance sheet date for the 2012 grant only. The valuation of these PSP liability awards is computed based on the same methodology as the PSP equity awards. On December 8, 2014, IP eliminated the election for executives to withhold more than the minimum tax withholding for the 2013 and 2014 grants making them equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2014
Expected volatility	19.01%-55.33%
Risk-free interest rate	0.13% - 0.78%

The following summarizes PSP activity for the three years ending December 31, 2014:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	8,060,059	$22.83
Granted	3,641,911	31.57
Shares issued	(2,871,367)	16.83
Forfeited	(169,748)	28.89
Outstanding at December 31, 2012	8,660,855	28.37
Granted	3,148,445	40.76
Shares issued	(3,262,760)	32.48
Forfeited	(429,051)	34.58
Outstanding at December 31, 2013	8,117,489	31.20
Granted	3,682,663	46.82
Shares issued (a)	(4,025,111)	37.18
Forfeited	(499,107)	43.10
Outstanding at December 31, 2014	7,275,934	$34.98

(a)	Includes 488,676 units related to retirements or terminations that are held for payout until the end of the performance period.

EXECUTIVE CONTINUITY AND RESTRICTED STOCK AWARD PROGRAMS

The Executive Continuity Award program provides for the granting of tandem awards of restricted stock and/or nonqualified stock options to key executives. Grants are restricted and awards conditioned on attainment of a specified age. The awarding of a tandem stock option results in the cancellation of the related restricted shares. The final award under this program was paid in 2013.

The service-based Restricted Stock Award program (RSA), designed for recruitment, retention and special recognition purposes, also provides for awards of restricted stock to key employees.

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	128,917	$27.86
Granted	88,715	31.91
Shares issued	(61,083)	27.13
Forfeited	(5,000)	28.91
Outstanding at December 31, 2012	151,549	30.49
Granted	67,100	44.41
Shares issued	(88,775)	32.30
Forfeited	(17,500)	37.75
Outstanding at December 31, 2013	112,374	36.24
Granted	89,500	48.19
Shares issued	(83,275)	33.78
Forfeited	(4,000)	45.88
Outstanding at December 31, 2014	114,599	$47.03

At December 31, 2014, 2013 and 2012 a total of 16.3 million, 17.8 million and 19.3 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2014	2013	2012
Total stock-based compensation expense (included in selling and administrative expense)	$118	$137	$116
Income tax benefits related to stock-based compensation	92	74	48

At December 31, 2014, $117 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

NOTE 19 FINANCIAL INFORMATION BY INDUSTRY SEGMENT AND GEOGRAPHIC AREA

International Paper’s industry segments, Industrial Packaging, Printing Papers and Consumer Packaging Businesses, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. Following the July 1, 2014 spinoff of xpedx, which historically represented the Company's Distribution reportable segment, the assets of the xpedx business totaling $1.2 billion as of December 31, 2013 were adjusted off the consolidated balance sheet and are not included on the consolidated balance sheet as of December 31, 2014.

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

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $(194) million, $(46) million and $56 million in 2014, 2013, and 2012, respectively, for Ilim. Equity earnings (losses) includes an after-tax foreign exchange gain (loss) of $(269) million, $(32) million and $16 million in 2014, 2013 and 2012, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt.

Summarized financial information for Ilim which is accounted for under the equity method is presented in the following table.

Balance Sheet

In millions	2014	2013
Current assets	$458	$595
Noncurrent assets	1,223	2,124
Current liabilities	899	560
Noncurrent liabilities	742	1,335
Noncontrolling interests	15	63

Income Statement

In millions	2014	2013	2012
Net sales	$2,138	$1,897	$1,972
Gross profit	772	562	678
Income from continuing operations	(387)	(76)	140
Net income attributable to Ilim	(360)	(71)	131

At December 31, 2014 and 2013, the Company's investment in Ilim was $170 million and $580 million, respectively, which was $158 million and $200 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2014	2013	2012
Industrial Packaging	$14,944	$14,810	$13,280
Printing Papers	5,720	6,205	6,230
Consumer Packaging	3,403	3,435	3,170
Corporate and Intersegment Sales	(450)	(967)	(828)
Net Sales	$23,617	$23,483	$21,852

Operating Profit

In millions	2014	2013	2012
Industrial Packaging	$1,896	$1,801	$1,066
Printing Papers	(16)	271	599
Consumer Packaging	178	161	268
Operating Profit	2,058	2,233	1,933
Interest expense, net	(601)	(612)	(671)
Noncontrolling interests / equity earnings adjustment (a)	(2)	1	—
Corporate items, net	(51)	(61)	(87)
Restructuring and other charges	(282)	(10)	(51)
Net gains (losses) on sales and impairments of businesses	(38)	—	2
Non-operating pension expense	(212)	(323)	(159)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$872	$1,228	$967

Restructuring and Other Charges

In millions	2014	2013	2012
Industrial Packaging	$7	$(2)	$14
Printing Papers	554	118	—
Consumer Packaging	8	45	—
Corporate	277	(5)	51
Restructuring and Other Charges	$846	$156	$65

Assets

In millions	2014	2013
Industrial Packaging	$14,852	$15,083
Printing Papers	5,393	6,574
Consumer Packaging	3,249	3,222
Distribution (b)	—	1,186
Corporate and other (c)	5,190	5,463
Assets	$28,684	$31,528

Capital Spending

In millions	2014	2013	2012
Industrial Packaging	$754	$629	$565
Printing Papers	318	294	449
Consumer Packaging	233	208	296
Distribution (b)	—	9	10
Subtotal	1,305	1,140	1,320
Corporate and other (c)	61	58	63
Total	$1,366	$1,198	$1,383

Depreciation, Amortization and Cost of Timber Harvested (d)

In millions	2014	2013	2012
Industrial Packaging	$775	$805	$755
Printing Papers	367	446	450
Consumer Packaging	223	206	196
Corporate	41	74	72
Depreciation and Amortization	$1,406	$1,531	$1,473

External Sales By Major Product

In millions	2014	2013	2012
Industrial Packaging	$14,837	$14,729	$13,223
Printing Papers	5,360	5,443	5,483
Consumer Packaging	3,307	3,311	3,146
Other	113	—	—
Net Sales	$23,617	$23,483	$21,852

INFORMATION BY GEOGRAPHIC AREA
Net Sales (e)

In millions	2014	2013	2012
United States (f)	$16,645	$16,371	$15,689
EMEA	3,273	3,250	2,886
Pacific Rim and Asia	1,951	2,114	1,816
Americas, other than U.S.	1,748	1,748	1,461
Net Sales	$23,617	$23,483	$21,852

Long-Lived Assets (g)

In millions	2014	2013
United States	$9,476	$10,056
EMEA	926	1,126
Pacific Rim and Asia	897	946
Americas, other than U.S.	1,553	1,772
Corporate	383	329
Long-Lived Assets	$13,235	$14,229

(a)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)
The xpedx business, which historically represented the Company's Distribution reportable segment, was spun off July 1, 2014 and the related assets of this business were adjusted off the consolidated balance sheet.

(c)	Includes corporate assets and assets of businesses held for sale.

(d)	Excludes accelerated depreciation related to closure of mills.

(e)	Net sales are attributed to countries based on the location of the seller.

(f)	Export sales to unaffiliated customers were $2.3 billion in 2014, $2.4 billion in 2013 and $2.2 billion in 2012.

(g)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2014
Net sales	$5,724		$5,899		$6,051		$5,943		$23,617
Gross margin (a)	1,690		1,839		1,996		1,838		7,363
Earnings (loss) from continuing operations before income taxes and equity earnings	(139)	(b)	152	(e)	552	(g)	307	(i)	872	(b,e,g,i)
Gain (loss) from discontinued operations	(7)	(c)	(13)	(f)	16	(h)	(9)	(j)	(13)	(c,f,h,j)
Net earnings (loss) attributable to International Paper Company	(95)	(b,c,d)	161	(e,f)	355	(g,h)	134	(i,j,k)	555	(b-k)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$(0.20)	(b)	$0.40	(e)	$0.80	(g)	$0.34	(i)	$1.33	(b,e,g,i)
Gain (loss) from discontinued operations	(0.01)	(c)	(0.03)	(f)	0.04	(h)	(0.02)	(j)	(0.03)	(c,f,h,j)
Net earnings (loss)	(0.21)	(b,c,d)	0.37	(e,f)	0.84	(g,h)	0.32	(i,j,k)	1.30	(b-k)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	(0.20)	(b)	0.40	(e)	0.79	(g)	0.34	(i)	1.31	(b,e,g,i)
Gain (loss) from discontinued operations	(0.01)	(c)	(0.03)	(f)	0.04	(h)	(0.02)	(j)	(0.02)	(c,f,h,j)
Net earnings (loss)	(0.21)	(b,c,d)	0.37	(e,f)	0.83	(g,h)	0.32	(i,j,k)	1.29	(b-k)
Dividends per share of common stock	0.3500		0.3500		0.3500		0.4000		1.4500
Common stock prices
High	$49.71		$50.65		$51.98		$55.73		$55.73
Low	44.43		44.24		46.77		44.50		44.24
2013
Net sales	$5,716		$5,944		$5,975		$5,848		$23,483
Gross margin (a)	1,709		1,757		1,927		1,808		7,201
Earnings (loss) from continuing operations before income taxes and equity earnings	227	(l)	359	(o)	403	(q)	239	(t)	1,228	(l,o,q,t)
Gain (loss) from discontinued operations	28	(m)	27	(p)	(5)	(r)	(359)	(u)	(309)	(m,p,r,u)
Net earnings (loss) attributable to International Paper Company	318	(l,m,n)	259	(o,p)	382	(q,r,s)	436	(t,u,v,w)	1,395	(l-w)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.66	(l)	$0.52	(o)	$0.87	(q)	$1.80	(t)	$3.85	(l,o,q,t)
Gain (loss) from discontinued operations	0.06	(m)	0.06	(p)	(0.01)	(r)	(0.81)	(u)	(0.70)	(m,p,r,u)
Net earnings (loss)	0.72	(l,m,n)	0.58	(o,p)	0.86	(q,r,s)	0.99	(t,u,v,w)	3.15	(l-w)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.65	(l)	0.52	(o)	0.86	(q)	1.78	(t)	3.80	(l,o,q,t)
Gain (loss) from discontinued operations	0.06	(m)	0.05	(p)	(0.01)	(r)	(0.80)	(u)	(0.69)	(m,p,r,u)
Net earnings (loss)	0.71	(l,m,n)	0.57	(o,p)	0.85	(q,r,s)	0.98	(t,u,v,w)	3.11	(l-w)
Dividends per share of common stock	0.3000		0.3000		0.3000		0.3500		1.2500
Common stock prices
High	$47.25		$49.10		$50.33		$49.52		$50.33
Low	39.47		42.36		43.95		42.92		39.47

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidated financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)
Includes a pre-tax charge of $12 million ($7 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $495 million ($302 million after taxes) for costs associated with the shutdown of our Courtland mill, and a pre-tax charge of $4 million ($3 million after taxes) for other items.

(c)
Includes the operating earnings of the xpedx business, a pre-tax charge of $16 million ($10 million after taxes) for costs associated with the spin-off of the xpedx operations, a pre-tax charge of $2 million ($0 million after taxes) for costs associated with the restructuring of our xpedx operations and a charge of $2 million (before and after taxes) for costs associated with the Building Products divestiture.

(d)	Includes a tax expense of $10 million associated with a state legislative change and a tax benefit of $1 million for other items.

(e)
Includes a pre-tax charge of $2 million ($1 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $262 million ($160 million after taxes) for debt extinguishment costs, a pre-tax charge of $49 million ($30 million after taxes) for costs associated with the shutdown of our Courtland mill, a pre-tax gain of $7 million ($5 million after taxes) associated with our Brazil Packaging business and net charges of $3 million (before and after taxes) for other items.

(f)
Includes the operating earnings of the xpedx business, a pre-tax charge of $18 million ($20 million after taxes) for costs associated with the spin-off of our xpedx operations, and a gain of $1 million (before and after taxes) related to the xpedx restructuring.

(g)
Includes a pre-tax charge of $5 million ($3 million after taxes) for a refund of previously claimed state tax credits, a gain of $20 million (before and after taxes) for the resolution of a legal contingency in India, a pre-tax charge of $35 million ($21 million after taxes) for costs associated with a multi-employer pension plan withdrawal liability, a pre-tax charge of $32 million ($17 million after taxes) for costs associated with a foreign tax amnesty program, a pre-tax charge of $13 million ($8 million after taxes) for debt extinguishment costs, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the shutdown of our Courtland mill, a charge of $1 million (before and after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $5 million ($3 million after taxes) for costs associated with the restructuring of the Company's Packaging business in Europe, and a net pre-tax loss of $3 million ($2 million after taxes) for other items.

(h)
Includes a net pre-tax gain of $11 million ($14 million after taxes) for the recovery of costs related to the spin-off of the xpedx business and a $2 million tax benefit associated with the Building Products divestiture.

(i)
Includes a charge of $100 million (before and after taxes) for a goodwill impairment charge related to our Asian Industrial Packaging business, a charge of $1 million (before and after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the shutdown of our Courtland mill, a pre-tax charge of $4 million ($3 million after taxes) for integration costs associated with our Brazil Packaging business, a pre-tax charge of $47 million ($36 million after taxes) for a loss on the sale of a business by ASG in which we hold an investment, and the resulting impairment of our ASG investment, a pre-tax gain of $9 million ($5 million after taxes) related to the sale of an investment, and a net pre-tax charge of $5 million ($3 million after taxes) for other items.

(j)	Includes a pre-tax loss of $14 million ($9 million after taxes) related to the Building Products divestiture.

(k)	Includes a tax benefit of $90 million associated with internal restructuring.

(l)
Includes a pre-tax charge of $12 million ($8 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $44 million ($27 million after taxes) for costs associated with the permanent shutdown of a paper machine at our Augusta mill, a pre-tax charge of $6 million ($4 million after taxes) for debt extinguishment costs, interest income of $6 million ($4 million after taxes) related to the closing of a U.S. federal income tax audit, and pre-tax charges of $2 million ($1 million after taxes) for other items.

(m)
Includes the operating earnings of the xpedx and Building Products businesses, a pre-tax charge of $7 million ($4 million after taxes) for costs associated with the restructuring of our xpedx operations, and a pretax charge of $4 million ($3 million after taxes) for costs associated with the Building Products divestiture.

(n)
Includes a tax benefit of $93 million associated with the closing of a U.S. federal income tax audit and a net tax expense of $2 million related to internal restructurings. In addition, the first quarter tax rate includes a benefit of approximately $35 million related to the enactment into law of The American Taxpayer Relief Act of 2012 in January 2013.

(o)
Includes a pre-tax charge of $6 million ($4 million after taxes) for an environmental reserve related to the Company's property in Cass Lake, Minnesota, a pre-tax charge of $14 million ($8 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $9 million ($5 million after taxes) to adjust the value of two Company airplanes to market value, a pre-tax gain of $30 million ($19 million after taxes) for insurance reimbursements related to the 2012 Guaranty Bank legal settlement, a pre-tax charge of $3 million ($2 million after taxes) for debt extinguishment costs, a gain of $13 million (before and after taxes) related to a bargain purchase adjustment on the first-quarter 2013 acquisition of a majority share of our operations in Turkey, and charges of $3 million (before and after taxes) for other items.

(p)
Includes the operating earnings of the xpedx and Building Products businesses, a pre-tax charge of $17 million ($10 million after taxes) for costs associated with the restructuring of our xpedx operations, a pre-tax charge of $3 million ($2 million after taxes) for costs associated with the spin-off of the xpedx operations, and a pre-tax charge of $13 million ($8 million after taxes) for costs associated with the divestiture of Building Products.

(q)
Includes a pre-tax charge of $24 million ($15 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $51 million ($31 million after taxes) for costs associated with the shutdown of our Courtland mill, a pre-tax charge of $15 million ($9 million after taxes) for debt extinguishment costs, a pre-tax gain of $9 million ($6 million after taxes) associated with the sale of the Bellevue box plant facility which was closed in 2010, a pre-tax charge of $1 million ($0 million after taxes) for costs associated with the divestiture of three containerboard mills in 2012 and charges of $2 million (before and after taxes) for other items.

(r)
Includes the operating earnings of the xpedx business, a pre-tax charge of $6 million ($4 million after taxes) for costs associated with the restructuring of our xpedx operations, a pre-tax charge of $11 million ($7 million after taxes) for costs associated with the spin-off of the xpedx operations, and a pre-tax charge of $24 million ($15 million after taxes) for costs associated with the Building Products divestiture.

(s)
Includes a tax benefit of $31 million for an income tax reserve release. In addition, the third quarter tax rate includes a $30 million benefit related to the adjustment of the tax basis in certain of the Company's fixed assets.

(t)
Includes a pre-tax charge of $12 million ($7 million after taxes) for integration costs associated with the acquisition of Temple-Inland, a pre-tax charge of $67 million ($41 million after taxes) for costs associated with the shutdown of our Courtland mill, a pre-tax charge of $4 million ($3 million after taxes) for costs associated with the restructuring of the Asia Box operations, a pre-tax charge of $127 million ($122 million after taxes) for the impairment of goodwill and a trade name intangible asset of the Company's India Papers business, a pre- tax charge of $2 million ($1 million after taxes) for an adjustment associated with the Company's divestiture of the Shorewood operations, and a net pre-tax gain of $2 million ($0 million after taxes) for other items.

(u)
Includes the operating earnings of the xpedx business, a pre-tax charge of $8 million ($5 million after taxes) for costs associated with the spin-off of the xpedx operations, a pre-tax charge of $400 million ($366 million after taxes) for the impairment of goodwill in the Company's xpedx business, a net pre-tax loss of $2 million ($1 million after taxes) for costs associated with the restructuring of the xpedx operations, and a pre-tax gain of $18 million ($6 million after taxes) related to the Building Products divestiture.

(v)	Includes a tax benefit of $651 million associated with the closing of a U.S. federal tax audit and a net tax benefit of $3 million for other items.

(w)	Includes pre-tax noncontrolling interest income of $4 million ($3 million after taxes) associated with the write-off of a trade name intangible asset in our India Papers business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.
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
As of December 31, 2014, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 44 and 45, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.
In making this assessment, we used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

MANAGEMENT’S PROCESS TO ASSESS THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we followed a comprehensive compliance process across the enterprise to evaluate our internal control over financial reporting, engaging employees at all levels of the organization. Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of our business, which have been distributed to all employees; a toll-free telephone helpline whereby any employee may report suspected violations of law or our policy; and an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout the Company, and an extensive program of internal audits with management follow-up. Our Board of Directors, assisted by the Audit and Finance Committee, monitors the integrity of our financial statements and financial reporting procedures, the performance of our internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Financial Data
2014, 2013 and 2012

Consolidated Schedule: II-Valuation and Qualifying Accounts.	97

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of International Paper Company, as amended through May 17, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 13, 2013).

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

(4.7)
Supplemental Indenture (including the form of Notes), dated as of June 10, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

(4.8)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated 2009 Incentive Compensation Plan (ICP) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 10, 2014). +

(10.2)	2014 Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.3)	2015 Management Incentive Plan. * +

(10.4)	Amended and Restated 2009 Executive Management Incentive Plan, including 2015 Exhibits thereto. * +

(10.5)
2014 Exhibits to the Amended and Restated 2009 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.6)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.7)	Form of Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.8)	Form of Restricted Stock Unit Award Agreement (cash settled). (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.9)	Form of Restricted Stock Unit Award Agreement (stock settled). (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.10)	Form of Performance Share Plan award certificate. (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.11)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

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

(10.18)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.19)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.20)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.21)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all named executive officers) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.22)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.23)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.24)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.25)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.26)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.27)
Five-Year Credit Agreement dated as of August 5, 2014, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

(10.28)
IP Debt Security, dated December 7, 2006, issued by International Paper Company to Basswood Forests LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

(10.29)
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

(10.31)
Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.32)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Land Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.33)
Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland's Current Report on Form 8-K filed with the Commission on December 4, 2007).

(10.34)
Amendment No. 1 dated August 11, 2011 to Loan Agreement dated December 3, 2007, by and among TIN Timber Financing, LLC, Citibank, N.A., Citicorp North America, Inc., as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and filed with the Commission on November 7, 2011).

(10.35)
Form of Timber Note Receivable (incorporated by reference to Exhibit 10.1 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the staff of the Securities and Exchange Commission upon request.

(10.36)
Form of Letter of Credit (incorporated by reference to Exhibit 10.2 to Temple-Inland's Quarterly Report on Form 10-Q for the quarter ended July 3, 2010, and filed with the Commission on August 9, 2010).

(11)	Statement of Computation of Per Share Earnings.*

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014). *
(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2014
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$109	$11	$—	(38)(a)	$82
Restructuring reserves	51	41	—	(76)(b)	16

	For the Year Ended December 31, 2013
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$119	$38	$—	(48)(a)	$109
Restructuring reserves	17	46	—	(12)(b)	51

	For the Year Ended December 31, 2012
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$126	$11	$—	(18)(a)	$119
Restructuring reserves	8	17	—	(8)(b)	17

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 26, 2015
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 26, 2015
Mark S. Sutton

/S/ DAVID J. BRONCZEK	Director	February 26, 2015
David J. Bronczek

/S/ AHMET C. DORDUNCU	Director	February 26, 2015
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 26, 2015
Ilene S. Gordon

/S/ JAY L. JOHNSON	Director	February 26, 2015
Jay L. Johnson

/S/ STACEY J. MOBLEY	Director	February 26, 2015
Stacey J. Mobley

/S/ JOAN E. SPERO	Director	February 26, 2015
Joan E. Spero

/S/ JOHN L. TOWNSEND III	Director	February 26, 2015
John L. Townsend III

/S/ WILLIAM G. WALTER	Director	February 26, 2015
William G. Walter

/S/ J. STEVEN WHISLER	Director	February 26, 2015
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 26, 2015
Ray G. Young

/S/ CAROL L. ROBERTS	Senior Vice President and Chief Financial Officer	February 26, 2015
Carol L. Roberts

/S/ TERRI L. HERRINGTON	Vice President – Finance and Controller	February 26, 2015
Terri L. Herrington

APPENDIX I
2014 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Nova Campina, São Paulo, Brazil	Griffin, Georgia
	Paulinia, São Paulo, Brazil	Kennesaw, Georgia leased
Uncoated Papers and Pulp	Yanzhou City, China	Lithonia, Georgia
U.S.:	Veracruz, Mexico	Savannah, Georgia
Courtland, Alabama (1)	Kenitra, Morocco	Stone Mountain, Georgia
Selma, Alabama (Riverdale Mill)	Edirne, Turkey	Tucker, Georgia
Cantonment, Florida (Pensacola Mill)	Corum, Turkey	Aurora, Illinois (2 locations)
Ticonderoga, New York		Bedford Park, Illinois (2 locations) 1 leased
Riegelwood, North Carolina	Corrugated Container	Belleville, Illinois
Eastover, South Carolina	U.S.:	Carroll Stream, Illinois
Georgetown, South Carolina	Bay Minette, Alabama	Chicago, Illinois
Sumter, South Carolina	Decatur, Alabama	Des Plaines, Illinois
Franklin, Virginia	Dothan, Alabama leased	Lincoln, Illinois
	Huntsville, Alabama	Montgomery, Illinois
International:	Bentonville, Arkansas	Northlake, Illinois
Luiz Antônio, São Paulo, Brazil	Conway, Arkansas	Rockford, Illinois
Mogi Guacu, São Paulo, Brazil	Fort Smith, Arkansas (2 locations)	Butler, Indiana
Três Lagoas, Mato Grosso do Sul, Brazil	Russellville, Arkansas (2 locations)	Crawfordsville, Indiana
Saillat, France	Tolleson, Arizona	Fort Wayne, Indiana
Kadiam, India	Yuma, Arizona	Hammond, Indiana
Rajahmundry, India	Anaheim, California	Indianapolis, Indiana (2 locations)
Kwidzyn, Poland	Bell, California	Saint Anthony, Indiana
Svetogorsk, Russia	Buena Park, California leased	Tipton, Indiana
	Camarillo, California	Cedar Rapids, Iowa
INDUSTRIAL PACKAGING	Carson, California	Waterloo, Iowa
	Cerritos, California leased	Garden City, Kansas
Containerboard	Compton, California	Bowling Green, Kentucky
U.S.:	Elk Grove, California	Lexington, Kentucky
Pine Hill, Alabama	Exeter, California	Louisville, Kentucky
Prattville, Alabama	Gilroy, California (2 locations) 1 leased	Walton, Kentucky
Cantonment, Florida (Pensacola Mill)	Los Angeles, California leased	Lafayette, Louisiana
Rome, Georgia	Modesto, California	Bogalusa, Louisiana
Savannah, Georgia	Ontario, California	Shreveport, Louisiana
Cayuga, Indiana	Salinas, California	Springhill, Louisiana
Cedar Rapids, Iowa	Sanger, California	Auburn, Maine
Henderson, Kentucky	San Leandro, California leased	Three Rivers, Michigan
Maysville, Kentucky	Santa Fe Springs, California (2 locations) 1 leased	Arden Hills, Minnesota
Bogalusa, Louisiana	Stockton, California	Austin, Minnesota
Campti, Louisiana	Tracy, California	Fridley, Minnesota
Mansfield, Louisiana	Golden, Colorado	Minneapolis, Minnesota leased
Vicksburg, Mississippi	Wheat Ridge, Colorado	Shakopee, Minnesota
Valliant, Oklahoma	Putnam, Connecticut	White Bear Lake, Minnesota
Springfield, Oregon	Orlando, Florida	Houston, Mississippi
Orange, Texas	Plant City, Florida	Jackson, Mississippi
	Tampa, Florida leased	Magnolia, Mississippi leased
International:	Columbus, Georgia	Olive Branch, Mississippi
Franco da Rocha, São Paulo, Brazil	Forest Park, Georgia	Fenton, Missouri

Kansas City, Missouri	Laurens, South Carolina	Wuhan, China
Maryland Heights, Missouri	Lexington, South Carolina	Arles, France
North Kansas City, Missouri leased	Ashland City, Tennessee leased	Chalon-sur-Saone, France
St. Joseph, Missouri	Cleveland, Tennessee	Creil, France
St. Louis, Missouri	Elizabethton, Tennessee leased	LePuy, France (Espaly Box Plant)
Omaha, Nebraska	Morristown, Tennessee	Mortagne, France
Barrington, New Jersey	Murfreesboro, Tennessee	Guadeloupe, French West Indies
Bellmawr, New Jersey	Amarillo, Texas	Batam, Indonesia
Milltown, New Jersey	Carrollton, Texas (2 locations)	Bellusco, Italy
Spotswood, New Jersey	Edinburg, Texas (2 locations) (7)	Catania, Italy
Thorofare, New Jersey	El Paso, Texas	Pomezia, Italy
Binghamton, New York	Ft. Worth, Texas leased	San Felice, Italy
Buffalo, New York	Grand Prairie, Texas	Kuala Lumpur, Malaysia
Rochester, New York	Hidalgo, Texas	Juhor, Malaysia
Scotia, New York	McAllen, Texas	Apodaco (Monterrey), Mexico leased
Utica, New York	San Antonio, Texas (2 locations)	Ixtaczoquitlan, Mexico
Charlotte, North Carolina (2 locations)	Sealy, Texas	Juarez, Mexico leased
1 leased	Waxahachie, Texas	Los Mochis, Mexico
Lumberton, North Carolina	Lynchburg, Virginia	Puebla, Mexico leased
Manson, North Carolina	Petersburg, Virginia	Reynosa, Mexico
Newton, North Carolina	Richmond, Virginia	San Jose Iturbide, Mexico
Statesville, North Carolina	Moses Lake, Washington	Santa Catarina, Mexico
Byesville, Ohio	Olympia, Washington	Silao, Mexico
Delaware, Ohio	Yakima, Washington	Villa Nicolas Romero, Mexico
Eaton, Ohio	Fond du Lac, Wisconsin	Zapopan, Mexico
Kenton, Ohio	Manitowoc, Wisconsin	Agadir, Morocco
Madison, Ohio		Casablanca, Morocco
Marion, Ohio	International:	Kenitra, Morocco
Marysville, Ohio leased	Manaus, Amazonas, Brazil	Singapore, Singapore
Middletown, Ohio	Paulinia, São Paulo, Brazil	Almeria, Spain
Mt. Vernon, Ohio	Rio Verde, Goias, Brazil	Barcelona, Spain
Newark, Ohio	Suzano, São Paulo, Brazil	Bilbao, Spain
Streetsboro, Ohio	Las Palmas, Canary Islands	Gandia, Spain
Wooster, Ohio	Tenerife, Canary Islands	Madrid, Spain
Oklahoma City, Oklahoma	Rancagua, Chile	Valladolid, Spain (2)
Beaverton, Oregon (2 locations)	Baoding, China	Bangkok, Thailand
Hillsboro, Oregon	Beijing, China (2 locations) (8)	Adana, Turkey
Portland, Oregon	Chengdu, China	Bursa, Turkey
Salem, Oregon leased	Dalian, China	Corlu, Turkey
Biglerville, Pennsylvania	Dongguan, China	Corum, Turkey
Eighty-four, Pennsylvania	Guangzhou, China (2 locations)	Gebze, Turkey
Hazleton, Pennsylvania	Hohhot, China	Izmir, Turkey
Kennett Square, Pennsylvania	Nanjing China
Lancaster, Pennsylvania	Shanghai, China (2 locations)	Recycling
Littlestown, Pennsylvania (4)	Shenyang, China	U.S.:
Mount Carmel, Pennsylvania	Suzhou, China	Phoenix, Arizona leased
Georgetown, South Carolina	Tianjin, China (2 locations)	Fremont, California leased

Norwalk, California	Riegelwood, North Carolina
West Sacramento, California	Hazelton, Pennsylvania (6)
Denver, Colorado	(C & D Center)
Itasca, Illinois	Prosperity, South Carolina
Des Moines, Iowa	Texarkana, Texas
Wichita, Kansas
Roseville, Minnesota	Foodservice
Omaha, Nebraska leased	U.S.:
Charlotte, North Carolina	Visalia, California
Beaverton, Oregon	Shelbyville, Illinois
Eugene, Oregon leased	Kenton, Ohio
Memphis, Tennessee leased
Carrollton, Texas	International:
Salt Lake City, Utah	Shanghai, China
Richmond, Virginia	Beijing, China
Kent, Washington	Bogota, Colombia
Cheshire, England leased
International:
Monterrey, Mexico leased	DISTRIBUTION
Xalapa, Veracruz, Mexico leased
IP Asia
Bags	International:
U.S.:	China (8 locations)
Buena Park, California	Malaysia
Beaverton, Oregon	Taiwan
Grand Prairie, Texas	Thailand
Vietnam
CONSUMER PACKAGING
FOREST PRODUCTS
Coated Paperboard
Ontario, California leased (3)	Forest Resources
(C & D Center)	International:
Augusta, Georgia	Approximately 334,000 acres in Brazil
Springhill, Louisiana (5)
(C & D Center)
Sturgis, Michigan (6)
(C & D Center)
Greensboro, North Carolina (6)
(C & D Center)

(1) Closed February 2014	(5) Closed December 2014
(2) Closed March 2014	(6) Sold October 2014
(3) Closed June 2014	(7) 1 location closed February 2014
(4) Closed July 2014	(8) 1 location sold December 2014

APPENDIX II
2014 CAPACITY INFORMATION
CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	EMEA	Americas, other than U.S.	Asia	India	Total
Industrial Packaging
Containerboard	13,001	38	366	—	—	13,405
Printing Papers
Uncoated Freesheet	1,771	1,150	1,135	—	256	4,312
Bristols	169	—	—	—	—	169
Uncoated Papers and Bristols	1,940	1,150	1,135	—	256	4,481
Dried Pulp	1,307	328	140	—	—	1,775
Newsprint	—	124	—	—	—	124
Total Printing Papers	3,247	1,602	1,275	—	256	6,380
Consumer Packaging
Coated Paperboard	1,566	352	—	1,413	—	3,331

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	334
We have harvesting rights in:
Russia	882
Poland	3
Total	1,219

A-4