Form 10-Q
period 2015-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2015-05-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 30, 2015 was 420,912,504.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net Sales	$5,517	$5,724
Costs and Expenses
Cost of products sold	3,844	4,034
Selling and administrative expenses	406	428
Depreciation, amortization and cost of timber harvested	323	347
Distribution expenses	357	366
Taxes other than payroll and income taxes	44	46
Restructuring and other charges	—	499
Interest expense, net	137	143
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	406	(139)
Income tax provision (benefit)	130	(80)
Equity earnings (loss), net of taxes	35	(33)
Earnings (Loss) From Continuing Operations	311	(92)
Discontinued operations, net of taxes	—	(7)
Net Earnings (Loss)	311	(99)
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	(4)
Net Earnings (Loss) Attributable to International Paper Company	$313	$(95)
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.74	$(0.20)
Discontinued operations, net of taxes	—	(0.01)
Net earnings (loss)	$0.74	$(0.21)
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.74	$(0.20)
Discontinued operations, net of taxes	—	(0.01)
Net earnings (loss)	$0.74	$(0.21)
Average Shares of Common Stock Outstanding – assuming dilution	423.7	435.6
Cash Dividends Per Common Share	$0.4000	$0.3500
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$313	$(88)
Discontinued operations, net of taxes	—	(7)
Net earnings (loss)	$313	$(95)
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Net Earnings (Loss)	$311	$(99)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	78	52
Pension and postretirement liability adjustments:
U.S. plans	—	(103)
Non-U.S. plans	—	3
Change in cumulative foreign currency translation adjustment	(484)	18
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	6	4
Reclassification adjustment for (gains) losses included in net earnings (loss)	3	5
Total Other Comprehensive Income (Loss), Net of Tax	(397)	(21)
Comprehensive Income (Loss)	(86)	(120)
Net (earnings) loss attributable to noncontrolling interests	2	4
Other comprehensive (income) loss attributable to noncontrolling interests	1	2
Comprehensive Income (Loss) Attributable to International Paper Company	$(83)	$(114)
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,576	$1,881
Accounts and notes receivable, net	3,074	3,083
Inventories	2,437	2,424
Deferred income tax assets	333	331
Other current assets	240	240
Total Current Assets	7,660	7,959
Plants, Properties and Equipment, net	12,488	12,728
Forestlands	435	507
Investments	272	248
Financial Assets of Special Purpose Entities (Note 13)	2,150	2,145
Goodwill	3,677	3,773
Deferred Charges and Other Assets	1,285	1,324
Total Assets	$27,967	$28,684
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$664	$742
Accounts payable	2,678	2,664
Accrued payroll and benefits	369	477
Other accrued liabilities	1,065	1,026
Total Current Liabilities	4,776	4,909
Long-Term Debt	8,461	8,631
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,052	2,050
Deferred Income Taxes	3,000	3,063
Pension Benefit Obligation	3,801	3,819
Postretirement and Postemployment Benefit Obligation	380	396
Other Liabilities	494	553
Equity
Common stock, $1 par value, 2015 – 448.9 shares and 2014 – 448.9 shares	449	449
Paid-in capital	6,190	6,245
Retained earnings	4,548	4,409
Accumulated other comprehensive loss	(5,042)	(4,646)
	6,145	6,457
Less: Common stock held in treasury, at cost, 2015 – 27.130 shares and 2014 – 28.734 shares	1,287	1,342
Total Shareholders’ Equity	4,858	5,115
Noncontrolling interests	145	148
Total Equity	5,003	5,263
Total Liabilities and Equity	$27,967	$28,684
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net earnings (loss)	$311	$(99)
Depreciation, amortization and cost of timber harvested	323	352
Deferred income tax provision, net	(3)	(144)
Restructuring and other charges	—	517
Pension plan contributions	—	(58)
Equity (earnings) loss, net	(35)	33
Periodic pension expense, net	122	90
Other, net	76	6
Changes in current assets and liabilities
Accounts and notes receivable	(76)	(170)
Inventories	(81)	(3)
Accounts payable and accrued liabilities	(14)	(91)
Interest payable	19	37
Other	(4)	1
Cash Provided By (Used For) Operations	638	471
Investment Activities
Invested in capital projects	(319)	(277)
Proceeds from sale of fixed assets	9	—
Other	(67)	(93)
Cash Provided By (Used For) Investment Activities	(377)	(370)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(139)	(388)
Issuance of common stock	2	18
Issuance of debt	40	107
Reduction of debt	(280)	(163)
Change in book overdrafts	—	16
Dividends paid	(169)	(153)
Cash Provided By (Used For) Financing Activities	(546)	(563)
Effect of Exchange Rate Changes on Cash	(20)	1
Change in Cash and Temporary Investments	(305)	(461)
Cash and Temporary Investments
Beginning of period	1,881	1,802
End of period	$1,576	$1,341
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which have previously been filed with the Securities and Exchange Commission.
On July 1, 2014, International Paper completed the spinoff of its distribution solutions business, xpedx, and xpedx's merger with Unisource Worldwide, Inc., with the combined companies now operating as Veritiv Corporation (Veritiv). As a result of the spinoff, all prior year amounts have been adjusted to reflect xpedx as a discontinued operation. See Note 8 for further discussion.
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs," which simplifies the balance sheet presentation of the costs for issuing debt. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years; however, early adoption is allowed. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the provisions of this guidance.
Consolidation
In February 2015, the FASB issued ASU 2015-02, "Consolidation," which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.
Share-Based Payment
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That Performance Target Could Be Achieved After the Requisite Service Period." This guidance provides that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, an entity should not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the provisions of this guidance.

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
NOTE 3 - EQUITY
A summary of the changes in equity for the three-months ended March 31, 2015 and 2014 is provided below:

	Three Months Ended March 31,
	2015			2014
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$5,115	$148	$5,263	$8,105	$179	$8,284
Issuance of stock for various plans, net	141	—	141	128	—	128
Repurchase of stock	(141)	—	(141)	(388)	—	(388)
Common stock dividends ($.4000 per share in 2015 and $0.3500 per share in 2014)	(174)	—	(174)	(158)	—	(158)
Comprehensive income (loss)	(83)	(3)	(86)	(114)	(6)	(120)
Ending Balance, March 31	$4,858	$145	$5,003	$7,573	$173	$7,746
NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended March 31, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2015	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	—	(484)	6	(478)
Amounts reclassified from accumulated other comprehensive income	78	—	3	81
Net Current Period Other Comprehensive Income (Loss)	78	(484)	9	(397)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, March 31, 2015	$(3,056)	$(1,996)	$10	$(5,042)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended March 31, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(100)	18	4	(78)
Amounts reclassified from accumulated other comprehensive income	52	—	5	57
Net Current Period Other Comprehensive Income (Loss)	(48)	18	9	(21)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	2	—	2
Balance, March 31, 2014	$(2,153)	$(629)	$4	$(2,778)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month period ended March 31:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2015	2014
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(8)	$(4)	(b)	Cost of products sold
Actuarial gains (losses)	(120)	(81)	(b)	Cost of products sold
Total pre-tax amount	(128)	(85)
Tax (expense) benefit	50	33
Net of tax	(78)	(52)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(6)	(8)	(c)	Cost of products sold
Total pre-tax amount	(6)	(8)
Tax (expense)/benefit	3	3
Net of tax	(3)	(5)
Total reclassifications for the period	$(81)	$(57)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).
NOTE 5 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share are computed assuming that all potentially dilutive securities were converted into common shares. A reconciliation of the amounts included in the computation of earnings (loss) per common share, and diluted earnings (loss) per common share is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2015	2014
Earnings (loss) from continuing operations	$313	$(88)
Effect of dilutive securities (a)	—	—
Earnings (loss) from continuing operations – assuming dilution	$313	$(88)
Average common shares outstanding	421.2	435.6
Effect of dilutive securities (a)
Restricted stock performance share plan	2.5	—
Average common shares outstanding – assuming dilution	423.7	435.6
Basic earnings (loss) from continuing operations per common share	$0.74	$(0.20)
Diluted earnings (loss) from continuing operations per common share	$0.74	$(0.20)

(a)	Securities are not included in the table in periods when antidilutive.

NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2014: During the three months ended March 31, 2014, restructuring and other charges totaling $499 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended March 31, 2014
In millions
Courtland mill shutdown (a)	$495
Other	4
Total	$499

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

NOTE 7 - ACQUISITIONS AND JOINT VENTURES
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Jari company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was initially not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During the third quarter, these open matters were successfully resolved, which resulted in $9 million paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company.
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
All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the xpedx spinoff for the three months ended March 31, 2014 in the consolidated statement of operations:

In millions	Three Months Ended March 31, 2014
Net Sales	$1,290
Cost and Expenses
Cost of products sold	1,140
Selling and administrative expenses	100
Depreciation, amortization and cost of timber harvested	4
Distribution expenses	34
Restructuring and other charges	18
Other, net	2
Earnings (Loss) Before Income Taxes and Equity Earnings	(8)
Income tax provision (benefit)	(3)
Discontinued Operations, Net of Taxes (a)	$(5)

(a)
These amounts, along with a net loss of $2 million related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations for the three months ended March 31, 2014.

Total cash provided by operations related to xpedx of $50 million for the three months ended March 31, 2014 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. There was no cash provided by investing activities related to xpedx for the three months ended March 31, 2014.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	March 31, 2015	December 31, 2014
Temporary investments	$1,234	$1,480

Accounts and Notes Receivable

In millions	March 31, 2015	December 31, 2014
Accounts and notes receivable, net:
Trade	$2,821	$2,860
Other	253	223
Total	$3,074	$3,083

Inventories

In millions	March 31, 2015	December 31, 2014
Raw materials	$423	$494
Finished pulp, paper and packaging	1,386	1,273
Operating supplies	556	562
Other	72	95
Total	$2,437	$2,424

Depreciation Expense

	Three Months Ended March 31,
In millions	2015	2014
Depreciation expense	$304	$324
Valuation Accounts

Certain valuation accounts were as follows:

In millions	March 31, 2015	December 31, 2014
Accumulated depreciation	$20,279	$20,340
Allowance for doubtful accounts	78	82
There was no material activity related to asset retirement obligations during either of the three months ended March 31, 2015 or 2014.

Interest

Cash payments related to interest were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Interest payments	$129	$113

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Interest expense (a)	$159	$164
Interest income (a)	22	21
Capitalized interest costs	7	6

(a)
Interest expense and interest income exclude approximately $9 million for the three months ended March 31, 2015 and $10 million for the three months ended March 31, 2014 related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2015:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2015
Goodwill	$3,396	$2,234		$1,784	$7,414
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
	3,296	357		120	3,773
Reclassifications and other (b)	(39)	(53)		—	(92)
Additions/reductions	—	(4)	(c)	—	(4)
Balance as of March 31, 2015
Goodwill	3,357	2,177		1,784	7,318
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
Total	$3,257	$300		$120	$3,677

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	March 31, 2015		December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$526	$153	$561	$157
Non-compete agreements	72	53	74	53
Tradenames, patents and trademarks	61	46	61	44
Land and water rights	90	9	81	9
Fuel and power agreements	5	3	5	3
Software	22	21	23	22
Other	36	16	43	21
Total	$812	$301	$848	$309
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2015	2014
Amortization expense related to intangible assets	$13	$18

NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Three Months Ended March 31,
In millions	2015	2014
Income tax payments, net	$26	$40
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2015:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2014	$(158)	$(41)
Activity for three months ended March 31, 2015	8	7
Balance at March 31, 2015	$(150)	$(34)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.
Included in the Company’s income tax provisions for the three months ended March 31, 2015 and 2014, are $0 million and $190 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Special items	$—	$(199)
Tax-related adjustments:
State legislative changes	—	10
Other	—	(1)
Income tax provision (benefit) related to special items	$—	$(190)
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
CERCLA and State Actions
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $96 million in the aggregate at March 31, 2015.
Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the United States Environmental Protection Agency (EPA) a remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $48 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

Other Remediation Costs
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $45 million at March 31, 2015. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Legal Proceedings
Environmental
Kalamazoo River: The Company is a potentially responsible party (PRP) with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by PCBs primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. Although the Company has not received any orders from the EPA, in December 2014, the EPA sent the Company a letter demanding payment of $19 million to reimburse the EPA for costs associated with a Time Critical Removal Action of PCB contaminated sediments from a portion of the site. The Company's CERCLA liability has not been finally determined with respect to this or any other portion of the site and we have declined to reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to estimate a loss or range of loss with respect to this site.
The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. Also named as defendants in the suit are NCR Corporation and Weyerhaeuser Company. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs plaintiffs seek to recover. This will be the subject of a separate trial, which has been set for September 2015. The Company thus believes it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company in Harris County District Court seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are part of the San Jacinto River Superfund Site. Also named as defendants in this action are McGinnis Industrial Maintenance Corporation, Waste Management, Inc. and Waste Management of Texas, Inc. Harris County is seeking civil penalties pursuant to the Texas Water Code and the Texas Administrative Code, which provide for the imposition of civil penalties between $50 and $25,000 per day. Trial began on October 7, 2014. On November 13, 2014, the jury rendered a verdict finding International Paper not responsible for the violations alleged by Harris County. On January 20, 2015, the court entered final judgment consistent with the jury verdict. Harris County filed a motion for a new trial on February 18, 2015. The court denied Harris County's motion on April 6, 2015, and Harris County then filed its Notice of Appeal on April 17, 2015. International Paper is preparing its response in opposition.
In October 2012, a civil lawsuit was filed against the same defendants, including the Company, in the District Court of Harris County by approximately 400 local fishermen seeking medical monitoring and damages with regard to the alleged discharge of dioxin into the San Jacinto River since 1965 from waste impoundments that are a part of the San Jacinto Superfund Site. Trial is currently scheduled for October 2015. This case is still in the discovery phase and it is therefore premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred. In December 2012, residents of an up-river neighborhood filed a civil action against the same defendants, including the Company, in the District Court of Harris County alleging property damage and personal injury from the alleged discharge of dioxin into the San Jacinto River from the San Jacinto Superfund Site. Because the case has not entered the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Antitrust
Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The alleged class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. The district court certified a class of direct purchasers of containerboard products on March 26, 2015; the Company intends to pursue its options for appeal or reconsideration of that decision. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the federal action is in the discovery stage and the Tennessee action is in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Gypsum: Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning on or before September 2011.The alleged classes are all persons who purchased gypsum board directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. In February 2015, we executed a definitive agreement to settle these cases for an immaterial amount, which received preliminary court approval in March 2015. Notice is being provided to members of the proposed class and the settlements are set for a final approval hearing in July 2015. On March 17, 2015, several homebuilders filed an antitrust action in the United States District Court for the Northern District of California alleging that they purchased gypsum board and making similar allegations to those contained in the above settled proceeding. The Company intends to dispute the allegations made and to vigorously defend that lawsuit and any lawsuit brought by any purported class member that elects to opt out of the settlement.

In addition, in September 2013, similar purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. In May 2015, we reached an agreement in principle to settle these Canadian cases for an immaterial amount. This settlement in principle is subject to negotiation and execution of a definitive settlement agreement, which would then be subject to court approval.

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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the three months ended March 31, 2015 and the year ended December 31, 2014.
Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes. Provisions of certain loan agreements require any bank issuing letters of credit supporting the Timber Notes to maintain a credit rating at or above a specified threshold. In the event the credit rating of a letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution or for one of the letter of credit banks, collateral must be posted. The Company, retained to provide management services for the third-party entities that hold the Timber Notes, has, as required by the loan agreements, successfully replaced or obtained waivers for banks that fell below the specified threshold.
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.4 billion and $5.3 billion of International Paper debt obligations held by these Entities at March 31, 2015 and December 31, 2014, respectively. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $51 million and $50 million at March 31, 2015 and December 31, 2014, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $107 million is included in Notes payable and current maturities of long-term debt at March 31, 2015 and December 31, 2014.

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
Activity between the Company and the Entities was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Revenue (a)	$9	$10
Expense (a)	18	18
Cash receipts (b)	10	12
Cash payments (c)	36	37

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of March 31, 2015, the fair value of the notes was $2.18 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of March 31, 2015, the fair value of this debt was $2.08 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Revenue (a)	$6	$6
Expense (b)	6	6
Cash receipts (c)	2	2
Cash payments (d)	4	5

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million for each of the three months ended March 31, 2015 and 2014, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million for each of the three months ended March 31, 2015 and 2014, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Early debt reductions (a)	$217	$9
Pre-tax early debt extinguishment costs	1	—

(a)
Reductions related to notes with interest rates ranging from 5.30% to 6.25% with original maturities from 2015 to 2025 for the three months ended March 31, 2015 and from 6.00% to 6.70% with original maturities from 2024 to 2027 for the three months ended March 31, 2014.

At March 31, 2015, the fair value of International Paper’s $9.1 billion of debt was approximately $10.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2015	December 31, 2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	56	166
British pounds / Brazilian real – Forward	4	5
European euro / Brazilian real – Forward	6	9
European euro / Polish zloty – Forward	242	280
Mexican peso / U.S. dollar - Forward	249	—
U.S. dollar / Brazilian real – Forward	82	125
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	230	230
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
Indian rupee / U.S. dollar - Forward	58	43
Mexican peso / U.S. dollar - Forward	—	187
U.S. dollar / Brazilian real - Forward	6	11

(a)	These contracts had maturities of three years or less as of March 31, 2015.

(b)	These contracts had maturities of one year or less as of March 31, 2015.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2015	2014
Foreign exchange contracts	$6	$4
Total	$6	$4
During the next 12 months, the amount of the March 31, 2015 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $4 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(3)	$(5)	Cost of products sold
Total	$(3)	$(5)

	Gain (Loss) Recognized		Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended March 31,
In millions	2015	2014
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$2	$—	Interest expense, net
Debt	(2)	—	Interest expense, net
Total	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$(1)	$1	Cost of products sold
Embedded derivatives	—	—	Interest expense, net
Foreign exchange contracts	(2)	—	Cost of products sold
Interest rate contracts	3	3	Interest expense, net
Total	$—	$4

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2015			2014
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
First Quarter	$—	$—	$—	$55	$—	$—
Total	$—	$—	$—	$55	$—	$—
Fair Value Measurements
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$23	(a)	$16	(c)	$18	(e)	$14	(e)
Interest rate contracts - fair value	2	(b)	—		—		—
Total derivatives designated as hedging instruments	$25		$16		$18		$14
Derivatives not designated as hedging instruments
Electricity contract	—		—		2	(e)	2	(e)
Foreign exchange contracts	—		1	(d)	2	(e)	2	(e)
Total derivatives not designated as hedging instruments	$—		$1		$4		$4
Total derivatives	$25		$17		$22		$18

(a)	Includes $17 million recorded in Other current assets and $6 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $14 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(d)	Included in Other current assets in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. As of March 31, 2015, there were no derivative contracts in a net liability position that were subject to credit-risk-related contingent features. As of December 31, 2014, the fair value of derivative instruments containing credit risk-related contingent features in a net liability position was $1 million. The Company was not required to post any collateral as of March 31, 2015 or December 31, 2014. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2015	2014
Service cost	$39	$38
Interest cost	149	153
Expected return on plan assets	(196)	(189)
Actuarial loss	119	80
Amortization of prior service cost	11	8
Net periodic pension expense	$122	$90
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made cash contributions of $58 million to the qualified pension plan in the first quarter of 2014. No cash contributions were made during the first quarter of 2015. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2015.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of March 31, 2015, 16.1 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Total stock-based compensation expense (selling and administrative)	$33	$13
Income tax benefits related to stock-based compensation	89	85
At March 31, 2015, $218 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.
Performance Share Plan
During the first quarter of 2015, the Company granted 1.9 million performance units at an average grant date fair value of $53.25.

Stock Option Program
The Company discontinued its stock option program in 2004 for members of executive management, and in 2005 for all other eligible U.S. and non-U.S. employees. All remaining options expired on March 15, 2015.
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, and Consumer Packaging are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $39 million and $(31) million for the three months ended March 31, 2015 and 2014, respectively, for Ilim. At March 31, 2015 and December 31, 2014, the Company's investment in Ilim was $202 million and $170 million, respectively, which was $156 million and $158 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement during the 2015 and 2014 first quarters were $43 million and $58 million, respectively.
Sales by industry segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Industrial Packaging	$3,553	$3,693
Printing Papers	1,228	1,406
Consumer Packaging	778	829
Corporate and Intersegment Sales	(42)	(204)
Net Sales	$5,517	$5,724
Operating profit by industry segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Industrial Packaging	$468	$453	(a)
Printing Papers	109	(410)	(b)
Consumer Packaging	46	17	(c)
Operating Profit	623	60
Interest expense, net	(137)	(143)
Noncontrolling interests/equity earnings adjustment (d)	1	—
Corporate items, net	(9)	(11)
Restructuring and other charges	—	(1)
Non-operating pension expense	(72)	(44)
Earnings (loss) from continuing operations before income taxes and equity earnings	$406	$(139)
Equity earnings (loss), net of taxes – Ilim	$39	$(31)

(a)
Includes charges of $12 million for integration costs associated with the acquisition of Temple-Inland, a charge of $2 million associated with our Brazil Packaging business, a charge of $1 million related to the restructuring of our Asia box operations and a gain of $1 million for other items.

(b)	Includes charges of $495 million for costs associated with the shutdown of our Courtland, Alabama mill.

(c)	Includes charges of $1 million for costs associated with the Coated Paperboard sheet plant closures.

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
EXECUTIVE SUMMARY
Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.84 in the first quarter of 2015, compared with 2014 fourth-quarter earnings of $0.53 and 2014 first-quarter earnings of $0.60. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.74 in the first quarter of 2015, compared with $0.32 in the fourth quarter of 2014 and $(0.21) in the first quarter of 2014.
International Paper delivered strong results in the 2015 first quarter driven by solid operational performance across key businesses in what is a dynamic business environment. Planned maintenance outages were successfully executed in what was a sequentially heavier maintenance outage quarter. The 2015 first quarter also reflects strong operating results from the Ilim joint venture which continued to benefit from solid operational performance and a favorable export position.
Price and mix were slightly lower than the 2014 fourth quarter primarily driven by lower pricing on export sales in our North American Industrial Packaging business. The lower pricing was largely a function of currency, in particular, a stronger US dollar. Volumes were sequentially lower in our North American Industrial Packaging business primarily driven by lower demand from several of our largest customers and lower shipments due to adverse winter weather conditions, in addition to seasonally lower volumes in the Brazilian Printing Papers business. Input costs, particularly for energy and diesel, were favorable compared to the 2014 fourth quarter. Finally, the Ilim joint venture had a solid operational quarter driven by Ilim’s favorable export position relative to its cost structure. While foreign currency movements associated primarily with Ilim’s US dollar denominated debt were again unfavorable in the 2015 first quarter, the impact to Ilim’s 2015 first quarter results was substantially less negative than the impact recorded in the 2014 fourth quarter.
Looking ahead to the 2015 second quarter, volume is expected to increase in our North American Industrial Packaging business due to an additional day in the quarter along with some seasonal pickup. Volume in the Brazilian Printing Papers business should also improve after moving past the seasonal weakness of the 2015 first quarter. Pricing is expected to be flat across most businesses with the exception of the Brazilian Printing Papers business where paper prices are expected to increase. Some improvement in mix is expected in our North American Printing Papers and Pulp businesses. The solid operational performance noted in the 2015 first quarter is also expected to continue during the 2015 second quarter with some improvement in our North American Printing Papers, Industrial Packaging and Consumer Packaging businesses associated with improved weather conditions and seasonally stronger demand. Input costs are expected to remain overall stable across all businesses. Planned maintenance outage costs will be higher with the second quarter being the heaviest maintenance outage quarter of the year in terms of cost. For our Ilim joint venture, we expect the solid operating performance to continue during the 2015 second quarter however this may be offset due to higher maintenance outage costs at the Bratsk facility as well as higher cost inflation. Equity earnings from our Ilim joint venture are expected to benefit from the absence of the negative impact from foreign currency movements driven by Ilim’s U.S. dollar denominated debt.
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

	Three Months Ended March 31,		Three Months Ended December 31,
	2015	2014	2014
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.84	$0.60	$0.53
Non-operating pension per share	(0.10)	(0.06)	(0.07)
Special items per share	—	(0.74)	(0.12)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.74	(0.20)	0.34
Discontinued operations per share	—	(0.01)	(0.02)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.74	$(0.21)	$0.32

RESULTS OF OPERATIONS
For the first quarter of 2015, International Paper Company reported net sales of $5.5 billion, compared with $5.9 billion in the fourth quarter of 2014 and $5.7 billion in the first quarter of 2014.
Net earnings attributable to International Paper totaled $313 million, or $0.74 per share, in the 2015 first quarter. This compared with a loss of $95 million, or $0.21 per share, in the first quarter of 2014 and earnings of $134 million or $0.32 per share, in the fourth quarter of 2014.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$400
$300
$200
$100
$0
($100)
($200)
$(88)
($14)
($10)
($24)
$52
$6
$5
$19
$70
$4
($11)
($17)
$321
$313
Q1 2014
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Courtland Closure Costs
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q1 2015

Earnings from continuing operations attributable to International Paper Company were $313 million in the first quarter of 2015 compared with a loss of $88 million in the first quarter of 2014 and earnings of $143 million in the fourth quarter of 2014. Compared with the first quarter of 2014, the 2015 first quarter reflects lower raw material and freight costs ($52 million), lower mill maintenance outage costs ($6 million), lower costs associated with the closure of our Courtland mill ($19 million), lower corporate and other items ($5 million) and lower net interest expense ($4 million). These benefits were offset by lower average sales price realizations and the impact of mix ($14 million), lower sales volumes ($10 million), higher operating costs ($24 million), higher non-operating pension expense ($17 million) and higher tax expense ($11 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $70 million higher in the 2015 first quarter than in the 2014 first quarter. There were no special items in the 2015 first quarter compared with a loss of $321 million in the 2014 first quarter, including $302 million related to the Courtland mill shutdown, in the 2014 first quarter.
Compared with the fourth quarter of 2014, earnings benefited from lower raw material and freight costs ($27 million), lower net interest expense ($4 million) and lower corporate and other items ($9 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($15 million), lower sales volumes ($45 million), higher operating costs ($4 million), higher mill maintenance outage costs ($9 million), higher non-operating pension expense ($12 million), and higher tax expense ($12 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, for Ilim Holding, S.A. increased by $175 million versus the 2014 fourth quarter. There were no special items in the 2015 first quarter compared with a loss of $52 million in the 2014 fourth quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	March 31		December 31,
In millions	2015	2014	2014
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$313	$(88)	$143
Add back (deduct):
Income tax provision (benefit)	130	(80)	34
Equity (earnings) loss, net of taxes	(35)	33	136
Noncontrolling interests, net of taxes	(2)	(4)	(6)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	406	(139)	307
Interest expense, net	137	143	142
Noncontrolling interests / equity earnings included in operations	(1)	—	2
Corporate items	9	11	35
Special items	—	1	39
Non-operating pension expense	72	44	53
	$623	$60	$578
Industry Segment Operating Profit:
Industrial Packaging	$468	$453	$379
Printing Papers	109	(410)	148
Consumer Packaging	46	17	51
Total Industry Segment Operating Profit	$623	$60	$578

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$700
$600
$500
$400
$300
$200
$100
$0
($100)
$60
($19)
($14)
($34)
$75
$8
$28
$9
$510
$623
Q1 2014
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Courtland Closure
Other
Special Items
Q1 2015

Total industry segment operating profits of $623 million in the 2015 first quarter were higher than the $60 million in the 2014 first quarter and the $578 million in the 2014 fourth quarter. Compared with the first quarter of 2014, operating profits in the current quarter benefited from lower raw material and freight costs ($75 million), lower mill outage costs ($8 million), lower costs associated with the closure of our Courtland mill ($28 million) and lower other costs ($9 million). These benefits were offset by lower average sales price realizations and the impact of mix ($19 million), lower sales volumes ($14 million) and higher operating costs ($34 million). There were no special items in the 2015 first quarter compared with a loss of $510 million in the 2014 first quarter, including $495 million related to the Courtland mill closure, in the 2014 first quarter.
Compared with the fourth quarter of 2014, operating profits benefited from lower raw material and freight costs ($39 million). These benefits were offset by lower average sales price realizations and unfavorable mix ($22 million), lower sales volumes ($64 million), higher operating costs ($6 million), higher mill outage costs ($13 million) and higher other items ($5 million). There were no special items in the 2015 first quarter compared with a loss of $116 million in the 2014 fourth quarter.
During the 2015 first quarter, International Paper took approximately 202,000 tons of downtime of which approximately 13,000 tons were market-related compared with approximately 233,000 tons of downtime, which included about 60,000 tons that were market-related, in the 2014 first quarter. During the 2014 fourth quarter, International Paper took approximately 226,000 tons of downtime of which approximately 94,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In thousands of short tons	2015	2014
Industrial Packaging
North American Corrugated Packaging	2,500	2,516
North American Containerboard	774	746
North American Recycling	590	604
North American Saturated Kraft	37	47
North American Gypsum/Release Kraft	36	37
North American Bleached Kraft	5	7
EMEA Industrial Packaging	347	351
Asian Box	86	93
Brazilian Packaging	72	79
Industrial Packaging	4,447	4,480
Printing Papers
U.S. Uncoated Papers	466	499
EMEA and Russian Uncoated Papers	380	375
Brazilian Uncoated Papers	235	271
Indian Uncoated Papers	64	58
Uncoated Papers	1,145	1,203
Market Pulp (b)	417	413
Consumer Packaging
North American Consumer Packaging	338	351
EMEA Coated Paperboard	99	84
Asian Coated Paperboard	304	350
Consumer Packaging	741	785

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

Discontinued Operations
See discussion in Note 8 to the financial statements.
Income Taxes
An income tax provision of $130 million was recorded for the 2015 first quarter. Excluding a benefit of $28 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 33% for the quarter.
An income tax provision of $34 million was recorded for the 2014 fourth quarter. Excluding a benefit of $103 million related to the tax effects of special items and a benefit of $21 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.5% for the quarter.
An income tax benefit of $80 million was recorded for the 2014 first quarter. Excluding a benefit of $190 million related to the tax effects of special items and a benefit of $17 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 31% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2015 first quarter was $137 million compared with $142 million in the 2014 fourth quarter and $143 million in the 2014 first quarter.
Corporate items, net, were $9 million in the 2015 first quarter compared with $35 million in the 2014 fourth quarter, and $11 million in the 2014 first quarter. Corporate expenses in the fourth quarter of 2014 reflect $21 million for a non-cash foreign exchange charge related to administrative restructuring of some international entities.

Restructuring and Other Charges
During the three months ended March 31, 2014, restructuring and other charges totaling $499 million before taxes ($305 million after taxes) were recorded. See discussion in Note 6 to the financial statements for further details.
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the first quarter of 2015.
Industrial Packaging

	2015	2014
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,553	$3,693	$3,697
Operating Profit	468	453	379
Industrial Packaging net sales for the first quarter of 2015 were 4% lower than in the fourth quarter of 2014 and 4% lower than in the first quarter of 2014. Operating profits in the fourth quarter of 2014 included a goodwill impairment charge of $100 million related to our Asian Industrial Packaging business and net charges of $5 million for other items. Operating profits in the first quarter of 2014 included charges of $12 million for integration costs associated with the Temple-Inland acquisition and net charges of $2 million for other items. Excluding these items, operating profits in the first quarter of 2015 were 3% lower than in the fourth quarter of 2014 and even with the first quarter of 2014.
North American Industrial Packaging net sales were $3.1 billion in the first quarter of 2015 compared with $3.2 billion in the fourth quarter of 2014 and $3.1 billion in the first quarter of 2014. Operating profits were $468 million in the first quarter of 2015 compared with $481 million ($479 million excluding gains on the sale of the facilities of previously closed box plants and Temple-Inland integration costs) in the fourth quarter of 2014 and $449 million ($460 million excluding Temple-Inland acquisition costs and a net gain related to closed facilities) in the first quarter of 2014.
Sales volumes for boxes in the first quarter of 2015 were seasonally lower than in the fourth quarter of 2014 despite having one more shipping day. Containerboard shipments to the domestic market increased, while shipments to export markets were flat. Total maintenance and market-related downtime decreased 6,000 tons from 146,000 tons to 140,000 tons which reflects a decrease of 53,000 tons for market-related downtime partially offset by an increase of 47,000 tons for maintenance downtime. Average sales margins for boxes were flat, while average sales price realizations for export containerboard decreased, primarily due to the stronger U.S. dollar versus the Euro. Lower input costs for energy, recycled fiber and freight fuel surcharges were only slightly offset by higher wood costs. Planned maintenance downtime costs were $18 million higher in the 2015 first quarter compared with the 2014 fourth quarter. Operating costs were lower.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 decreased slightly due to one less shipping day for boxes. Total maintenance and market-related downtime was 38,000 tons lower in the first quarter of 2015 which reflects a decrease of 60,000 tons for market-related downtime partially offset by an increase of 22,000 tons for maintenance downtime. Average sales price realizations were lower primarily for Euro-denominated shipments of containerboard to export markets. Input costs were significantly lower for energy, recycled fiber and freight fuel surcharges, but were slightly higher for wood. Planned maintenance downtime costs were $6 million lower in the first quarter of 2015 compared with the first quarter of 2014.
Entering the second quarter of 2015, sales volumes are expected to be higher for boxes, reflecting seasonally stronger market demand and one additional shipping day. Input costs are expected to decrease with lower costs for wood and freight fuel surcharges partially offset by higher costs for recycled fiber. Planned maintenance downtime costs should be $29 million higher.
EMEA Industrial Packaging net sales were $282 million in the first quarter of 2015 compared with $316 million in the fourth quarter of 2014 and $342 million in the first quarter of 2014. Operating profits were $4 million in the first quarter of 2015 compared with $8 million in the fourth quarter of 2014 and $9 million in the first quarter of 2014.
Sales volumes in the first quarter of 2015 were slightly lower than in the fourth quarter of 2014 reflecting seasonally weaker market demand and challenging economic conditions. Average sales margins decreased due to a less favorable mix. Input costs for energy were slightly favorable.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 were overall flat. Average sales margins decreased despite lower input costs for board due to the negative impact of currency translations in Morocco and Turkey and an unfavorable mix in Spain.

Looking ahead to the second quarter of 2015, sales volumes are expected to be slightly higher primarily due to growth in Spain and Italy despite overall seasonally lower demand. Average sales margins are expected to be slightly lower as board cost increases are partially offset by the benefits from mix improvement initiatives.
Brazilian Industrial Packaging net sales were $62 million in the first quarter of 2015 compared with $79 million in the fourth quarter of 2014 and $85 million in the first quarter of 2014. Operating profits were a loss of $3 million in the first quarter of 2015 compared with a loss of $5 million (a loss of $1 million excluding a special items adjustment gain) in the fourth quarter of 2014 and a loss of $4 million (a loss of $2 million excluding integration costs) in the first quarter of 2014.
Sales volumes in the first quarter of 2015 were lower than in the fourth quarter of 2014 reflecting seasonally weaker market demand for boxes, weak economic conditions, severe drought conditions which impact customer demand, and two fewer shipping days. Average sales margins decreased driven by an unfavorable customer mix for boxes and an unfavorable product mix for containerboard. Input costs were slightly higher for energy and wood. Planned maintenance downtime costs were flat.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 decreased, while average sales price realizations were higher. Input costs and manufacturing operating costs were both lower.
Looking ahead to the second quarter of 2015, sales volumes are expected to be seasonally higher for both boxes and containerboard. Average sales price realizations are also expected to improve. Input costs should be flat. Planned maintenance downtime costs are expected to be $2 million higher with outages at the Franco Da Rocha and Nova Campina mills.
Asian Industrial Packaging net sales were $146 million in the first quarter of 2015 compared with $143 million in the fourth quarter of 2014 and $182 million in the first quarter of 2014. Operating profits were a loss of $1 million in the first quarter of 2015 compared with a loss of $105 million (a loss of $2 million excluding goodwill impairment charges and restructuring costs) in the fourth quarter of 2014 and a loss of $1 million (breakeven excluding restructuring costs) in the first quarter of 2014.
Sales volumes for boxes in the first quarter of 2015 were flat compared with the fourth quarter of 2014 as market demand remains soft. Average sales margins were squeezed, reflecting declining sales prices resulting from competitive pressure. Compared with the first quarter of 2014, corrugated box sales volumes in the first quarter of 2015 were lower. Average sales margins also decreased. Distribution sales were also soft in the first quarter of 2015 compared with both the fourth and first quarters of 2014. Operating profits in the second quarter of 2015 are expected to continue to be affected by the difficult market conditions. Initiatives to control costs are being implemented to offset some of this negative impact.
Printing Papers

	2015	2014
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,228	$1,406	$1,440
Operating Profit	109	(410)	148
Printing Papers net sales for the first quarter of 2015 were 15% lower than in the fourth quarter of 2014 and 13% lower than in the first quarter of 2014. Operating profits in the fourth quarter and first quarter of 2014 included charges of $7 million and $495 million, respectively, for costs associated with the closure of our Courtland mill. Excluding these items, operating profits in the first quarter of 2015 were 30% lower than in the fourth quarter of 2014 and 28% higher than in the first quarter of 2014.
North American Printing Papers net sales were $482 million in the first quarter of 2015 compared with $511 million in the fourth quarter of 2014 and $515 million in the first quarter of 2014. Operating profits were $34 million in the first quarter of 2015 compared with $30 million ($37 million excluding mill closure costs) in the fourth quarter of 2014 and a loss of $484 million (a profit of $11 million excluding mill closure costs) in the first quarter of 2014.
Sales volumes in the first quarter of 2015 were lower compared with the fourth quarter of 2014 reflecting stable market demand, limited by inventory and production constraints. Average sales price realizations for uncoated freesheet paper were lower in the domestic market due to competitive pressures. Input costs decreased, primarily for natural gas and fuel oil. Planned maintenance downtime costs in the first quarter of 2015, which included an outage at the Georgetown mill, were $18 million lower than in the fourth quarter of 2014 which included outages at the Eastover and Riverdale mills. Manufacturing operating costs were higher, impacted by weather-related costs.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 were lower in both the domestic and export markets due to the Courtland mill closure. Average sales price realizations for domestic sales of uncoated freesheet paper decreased. Input costs were lower for energy. Operating costs associated with the Courtland mill shutdown were $28 million lower in the first quarter of 2015 with minimal spending in the first quarter of 2015.

Entering the second quarter of 2015, sales volumes are expected to increase for uncoated freesheet paper in the North American market, but be partially offset by lower export shipments. Average sales price realizations are expected to be stable, but average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be flat. Planned maintenance downtime costs should be $18 million higher with outages scheduled in the second quarter at the Ticonderoga and Eastover mills.
In January 2015, the United Steelworkers, Domtar Corporation, Packaging Corporation of America, Finch Paper LLC and P. H. Glatfelter Company (the “Petitioners”) filed an anti-dumping petition before the United States International Trade Commission and the United States Department of Commerce alleging that paper producers in China, Indonesia, Australia, Brazil, and Portugal are selling uncoated free sheet paper in sheet form in violation of international trade rules. The Petitioners also filed a countervailing-duties petition with these agencies regarding imports of uncoated free sheet paper in sheet form from China and Indonesia. These United States agencies are conducting their investigations of these claims, and final determinations are expected within six to nine months. We are monitoring the investigations and complying as requested. If the investigations determine that trade rules were violated, then anti-dumping and/or countervailing duties will be imposed on imports from the countries found to be in violation. At this stage of the investigation, the impact on our global businesses is uncertain, but it is unlikely to have a material, adverse effect on our consolidated financial statements.
European Printing Papers net sales were $293 million in the first quarter of 2015 compared with $352 million in the fourth quarter of 2014 and $375 million in the first quarter of 2014. Operating profits were $35 million in the first quarter of 2015 compared with $38 million in the fourth quarter of 2014 and $38 million in the first quarter of 2014.
Compared with the fourth quarter of 2014, sales volumes in the first quarter of 2015 were seasonally lower for uncoated freesheet paper in both Europe and Russia. Sales volumes for pulp were lower in Europe, but slightly higher in Russia. Average sales price realizations for uncoated freesheet paper increased in Russia due to the realization of announced price increases, while average sales price realizations were flat in Europe. Input costs were slightly lower for wood and chemicals in Europe, but this benefit was partially offset by marginally higher costs for wood and chemicals in Russia. Manufacturing operating costs were lower.
Sales volumes for uncoated freesheet paper and pulp in the first quarter of 2015 compared with the first quarter of 2014 were slightly higher in Russia, but lower in Europe. Average sales price realizations increased for uncoated freesheet paper in Russia, while average sales price realizations in Europe were lower reflecting weak economic conditions. Higher input costs for wood and chemicals in Russia more than offset lower input costs for energy, chemicals and wood in Europe. Planned maintenance downtime costs were $1 million lower in the first quarter of 2015.
Looking forward to the second quarter of 2015, sales volumes are expected to be steady. Average sales price realizations for uncoated freesheet paper are expected to be higher in Russia and Europe due to an announced sales price increase. Input costs are expected to be higher in Russia, primarily for energy and wood, but about flat in Europe. Planned maintenance downtime costs should be $24 million higher with outages scheduled at the Svetogorsk and Saillat mills during the second quarter of 2015.
Brazilian Printing Papers net sales were $197 million in the first quarter of 2015 compared with $288 million in the fourth quarter of 2014 and $245 million in the first quarter of 2014. Operating profits were $37 million in the first quarter of 2015, $53 million in the fourth quarter of 2014 and $45 million in the first quarter of 2014.
Sales volumes in the first quarter of 2015 were significantly lower than in the fourth quarter of 2014 due to seasonally lower demand in the Brazilian domestic market and weak economic conditions. Average sales price realizations were up slightly in the domestic market reflecting the partial realization of a previously announced price increase. However, average sales margins were negatively impacted by an unfavorable geographic mix. Input costs increased for wood, chemicals and energy, including the impact of higher tariffs. Manufacturing operating costs were lower. Planned maintenance downtime costs were $5 million lower in the first quarter of 2015 which included an outage at the Luiz Antonio mill compared with the fourth quarter of 2014 which included an outage at the Mogi Guacu mill.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 decreased reflecting the high sales volumes in the first quarter of 2014 associated with World Cup promotions. Average sales price realizations improved for domestic uncoated freesheet paper due to price increases implemented during 2014. Input costs were higher for energy and wood. Planned maintenance downtime costs were $6 million higher than in the first quarter of 2014 which included no outages.
Entering the second quarter of 2015, sales volumes are expected to be seasonally stronger for uncoated freesheet paper in the domestic market, but will continue to be impacted by the weak Brazilian economy. Average sales price realizations are expected to be higher reflecting the full realization of first-quarter price increases. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be higher largely due to increased energy tariffs. Planned maintenance outage costs should be $6 million lower with no outages scheduled.

Indian Printing Papers net sales were $47 million in the first quarter of 2015 compared with $43 million in the fourth quarter of 2014 and $45 million in the first quarter of 2014. Operating profits were losses of $2 million in the first quarter of 2015, $3 million in the fourth quarter of 2014 and $2 million in the first quarter of 2014.
Compared with the fourth quarter of 2014, sales volumes in the first quarter of 2015 were higher reflecting seasonally stronger domestic market demand and increased shipments to export markets. Average sales price realizations were marginally lower due to competitive pressures. Input costs for chemicals and purchased fiber were lower, while operating costs increased. Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 increased, including a significant increase in export sales volumes. Average sales price realizations decreased. Input costs were lower for wood and chemicals.
Looking ahead to the second quarter of 2015, market demand is expected to be stable in the domestic market, but shipments to export markets are expected to continue to grow. Average sales margins should increase reflecting improvements in pricing and mix. Input costs for wood are expected to be flat. Operating earnings should also reflect the impact of manufacturing improvement initiatives.
U.S. Market Pulp net sales were $209 million in the first quarter of 2015 compared with $234 million in the fourth quarter of 2014 and $207 million in the first quarter of 2014. Operating profits were $5 million in the first quarter of 2015 compared with $30 million in the fourth quarter of 2014 and a loss of $7 million in the first quarter of 2014.
Sales volumes in the first quarter of 2015 compared with the fourth quarter of 2014 were lower reflecting weaker market demand for softwood pulp. Average sales price realizations were steady for fluff pulp, while average sales price realizations were down for softwood pulp partially due to the strength of the U.S. dollar in relation to other major currencies. Operating costs were higher due to the winter weather and reliability issues at the Franklin mill during the quarter, while input costs were flat. Planned maintenance downtime costs in the first quarter of 2015, which included an outage at the Georgetown mill, were $13 million higher than in the fourth quarter of 2014 which included no outages.
Compared with the first quarter of 2014, sales volumes were flat in the first quarter of 2015 for both fluff pulp and softwood pulp. Average sales price realizations were higher for fluff pulp, but lower for both softwood and hardwood pulp. Average sales margins were unfavorably impacted by the product mix. Input costs were lower for energy, while operating costs were also lower. Planned maintenance downtime costs were $1 million lower.
Entering the second quarter of 2015, sales volumes for fluff pulp are expected to be higher reflecting improved production and stable market demand. Average sales price realizations are expected to decrease for fluff pulp, increase for hardwood pulp and remain at current levels for softwood pulp. Input costs should be slightly lower for wood. Planned maintenance downtime costs should be relatively flat with an outage scheduled at the Riegelwood mill in the second quarter versus an outage at the Georgetown mill in the first quarter.
Consumer Packaging

	2015	2014
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$778	$829	$855
Operating Profit	46	17	51
Consumer Packaging net sales in the first quarter of 2015 were 9% lower than in the fourth quarter of 2014 and 6% lower than in the first quarter of 2014. Operating profits included charges of $4 million in the fourth quarter of 2014 and $1 million in the first quarter of 2014 related to sheet plant closures. Excluding these items, operating profits in the first quarter of 2015 were 16% lower than in the fourth quarter of 2014 and 156% higher than in the first quarter of 2014.
North American Consumer Packaging net sales in the first quarter of 2015 were $470 million compared with $496 million in the fourth quarter of 2014 and $464 million in the first quarter of 2014. Operating profits were $22 million in the first quarter of 2015 compared with $28 million ($32 million excluding sheet plant closure costs) in the fourth quarter of 2014 and a loss of $7 million (a loss of $6 million excluding sheet plant closure costs) in the first quarter of 2014.
Coated Paperboard sales volumes in the first quarter of 2015 were slightly lower than in the fourth quarter of 2014. The business took about 13,000 tons of market related downtime in the 2015 first quarter compared with about 41,000 tons in the 2014 fourth quarter. Average sales price realizations were flat, but average sales margins were higher due to a more favorable sales mix. Operating costs increased due to the impact of the unusually cold weather. Planned maintenance downtime costs were $4 million higher in the 2015 first quarter which included an outage at the Augusta mill compared with the fourth quarter of 2014 which included an outage at the Texarkana mill. Input costs for energy and chemicals were lower.
Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 were lower. The business took no market related downtime in the first quarter of 2014. Average sales price realizations were significantly higher due to the impact of price increases implemented in 2014. Input costs were lower, primarily for energy and chemicals, partially offset by higher wood costs. Planned maintenance downtime costs were $5 million lower in the first quarter of 2015. Operating costs were lower.
Foodservice sales volumes in the first quarter of 2015 were seasonally lower than in the fourth quarter of 2014. Average sales margins reflected higher average sales price realizations, lower input costs for resins and a more favorable customer mix. Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 increased. Average sales margins were higher due to higher average sales price realizations, lower input costs for resins and an improved customer mix, partially offset by higher input costs for board.
Looking forward to the second quarter of 2015, coated paperboard sales volumes are expected to increase reflecting improving market conditions. Average sales margins are expected to be flat. Planned maintenance downtime costs should be $3 million lower than in the first quarter of 2015 with an outage scheduled at the Riegelwood mill during the second quarter of 2015. Input costs are expected to be slightly lower. Foodservice sales volumes are expected to be seasonally higher, and average sales margins are expected to be higher due to a more favorable product mix.
During the first quarter of 2015, the Company announced plans to invest $135 million to expand fluff pulp production at its Riegelwood, North Carolina mill. As a result of the Riegelwood conversion to 100% fluff and softwood pulp, the Company will reduce its coated paperboard capacity by 350,000 tons. The new 400,000 of additional fluff pulp capacity is expected to be on line and available for use by mid-year 2016. Additionally, the Company completed the sale of the Carolina® Coated Bristols brand to MeadWestvaco on April 30, 2015, and will continue to supply Coated Bristols to Meadwestvaco through the fourth quarter of 2015.
European Consumer Packaging net sales were $83 million in the first quarter of 2015 compared with $95 million in the fourth quarter of 2014 and $91 million in the first quarter of 2014. Operating profits in the first quarter of 2015 were $25 million compared with $27 million in the fourth quarter of 2014 and $26 million in the first quarter of 2014.
Sales volumes in the first quarter of 2015 compared with the fourth quarter of 2014 were higher in Europe, but lower in Russia. Average sales margins were lower in both Russia and Europe reflecting a decrease in average sales prices. Input costs were lower, primarily for wood and purchased fiber, in Europe and slightly higher in Russia. There were no planned maintenance outages in either period. Operating costs were lower in both Europe and Russia. Compared with the first quarter of 2014, sales volumes increased in Europe, but decreased slightly in Russia. Average sales price realizations were lower in both Europe and Russia, while mix was favorable in Russia, but unfavorable in Europe. Planned maintenance downtime costs were slightly lower in the first quarter of 2015. Input costs decreased for wood, energy and chemicals, but were partially offset by higher purchased fiber costs. Operating costs were lower.
Entering the second quarter of 2015, sales volumes are expected to decrease. Average sales margins are expected to increase reflecting an improved mix in both Europe and Russia and higher average sales prices in Russia. Planned maintenance downtime costs are expected to be $3 million higher with an outage scheduled at the Svetogorsk mill in the second quarter. Input costs are expected to be flat.
Asian Consumer Packaging net sales were $225 million in the first quarter of 2015, $264 million in the fourth quarter of 2014 and $274 million in the first quarter of 2014. Operating profits were a loss of $1 million in the first quarter of 2015 compared with losses of $4 million in the fourth quarter of 2014 and $2 million in the first quarter of 2014. Compared with the fourth quarter of 2014, sales volumes in the first quarter of 2015 were lower, reflecting seasonally slow market demand and continuing competitive conditions. Sales prices also remained under pressure due to the over-supplied market conditions. Input costs and operating costs improved. Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 were lower. Average sales margins also decreased, reflecting lower sales prices and an unfavorable mix. Operating costs, however, were lower due to the implementation of various cost savings and efficiency initiatives.
Looking ahead to the second quarter of 2015, market conditions are expected to continue to be challenging.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $39 million in the first quarter of 2015, compared with equity losses, net of taxes, of $136 million in the fourth quarter of 2014 and $31 million in the first quarter of 2014. In the first quarter of 2015, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $18 million compared with a loss of $171 million in the fourth quarter of 2014. Compared with the fourth quarter of 2014, in the first quarter of 2015 sales volumes were lower primarily reflecting decreased shipments of pulp to China and containerboard to the domestic market. Average sales price realizations increased for export and domestic sales of hardwood pulp, but were partially offset by lower average sales prices for export softwood pulp. Input costs for wood, chemicals, energy and distribution were higher. Operating costs were flat.

Compared with the first quarter of 2014, sales volumes in the first quarter of 2015 reflected increased sales of paper and pulp in the domestic market and higher sales of pulp to China, partially offset by lower sales of pulp to other export markets. Average sales price realizations were lower, primarily for export sales of pulp and board, partially offset by higher average ruble sales prices in the domestic market. Input costs for wood, chemicals, energy and distribution increased. Operating costs were about flat. An after-tax foreign exchange loss of $45 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the first quarter of 2014.
Looking forward to the second quarter of 2015, sales volumes are expected to improve slightly. Average sales price realizations are expected to increase versus the first quarter of 2015 particularly for export sales of hardwood pulp and for domestic sales of paper and kraft linerboard. Input costs are expected to be higher for wood and chemicals. Planned maintenance downtime costs are expected to be higher with outages scheduled at all three mills during the second quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $638 million for the first three months of 2015, compared with $471 million for the comparable 2014 three-month period. Earnings from operations adjusted for non-cash charges and cash pension plan contribution were $794 million for the first three months of 2015 compared to $697 million for the first three months of 2014. Cash used for working capital components totaled $156 million for the first three months of 2015 compared to $226 million for the comparable 2014 three-month period.
The Company generated free cash flow of approximately $319 million and $252 million in the first first three months of 2015 and 2014, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.
The following is a reconciliation of free cash flow to cash provided by operations:

	Three Months Ended March 31,
In millions	2015	2014
Cash provided by operations	$638	$471
Adjustments:
Cash invested in capital projects	(319)	(277)
Cash contribution to pension plan	—	58
Free Cash Flow	$319	$252
Investments in capital projects totaled $319 million in the first three months of 2015 compared to $277 million in the first three months of 2014. Full-year 2015 capital spending is currently expected to be approximately $1.5 billion, or about 105% of depreciation and amortization expense for our current businesses.
Financing activities for the first three months of 2015 included a $240 million net decrease in debt versus a $56 million net decrease in debt during the comparable 2014 three-month period.
During the first three months of 2015, International Paper issued approximately 60,000 shares of common stock and used 4.2 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $2 million of cash. International Paper also acquired 2.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $141 million, including $59 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company has repurchased 32.1 million shares at an average price of $46.76, for a total of approximately $1.5 billion, as of March 31, 2015.
During the first three months of 2014, International Paper issued approximately 400,000 shares of common stock and used approximately 4.5 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $18 million of cash. International Paper also acquired 8.2 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $388 million, including $311 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $169 million and $153 million for the first three months of 2015 and 2014, respectively. Dividends were $0.4000 per share and $0.3500 per share for the first three months in 2015 and 2014, respectively.

At March 31, 2015, contractual obligations for future payments of debt maturities by calendar year were as follows: $513 million in 2015; $518 million in 2016; $54 million in 2017; $1.3 billion in 2018; $602 million in 2019; $11 million in 2020; and $6.2 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
At March 31, 2015, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($500 million available at March 31, 2015) under a receivables securitization program that expires in December 2015. At March 31, 2015, International Paper had no borrowings under the liquidity facilities.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2015 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Acquisitions and Joint Ventures
See discussion in Note 7 to the financial statements.
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
The Company has included in its 2014 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2015.
Pension Accounting
Net pension expense totaled approximately $122 million for International Paper’s U.S. plans for the three months ended March 31, 2015, or about $32 million more than the pension expense for the first three months of 2014. The increase in U.S. plan expense was due to a decrease in the assumed discount rate to 4.10% in 2015 from 4.65% in 2014, updated mortality assumptions and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $2 million and $1 million for the first three months of 2015 and 2014, respectively.

After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2015, the market value of plan assets for International Paper’s U.S. plans totaled approximately $11.0 billion, consisting of approximately 49% equity securities, 31% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions but expects to make required contributions of $63 million in 2015. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $62 million in 2015.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 40 and 41 of International Paper’s 2014 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 in response to Part I, Item 1A of Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2015 - January 31, 2015	518	$53.58	—	$1.56
February 1, 2015 - February 28, 2015	1,836,101	54.27	339,182	1.54
March 1, 2015 - March 31, 2015	748,802	54.73	745,808	1.50
Total	2,585,421

(a)
1,500,431 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $3 billion Share Repurchase Program.

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

INTERNATIONAL PAPER COMPANY (Registrant)

May 7, 2015	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

May 7, 2015	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller