Form 10-Q
period 2015-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2015-08-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 31, 2015 was 417,741,153.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales	$5,714	$5,899	$11,231	$11,623
Costs and Expenses
Cost of products sold	3,968	4,060	7,812	8,094
Selling and administrative expenses	403	436	809	864
Depreciation, amortization and cost of timber harvested	328	355	651	702
Distribution expenses	367	377	724	743
Taxes other than payroll and income taxes	44	48	88	94
Restructuring and other charges	194	307	194	806
Interest expense, net	144	164	281	307
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	266	152	672	13
Income tax provision (benefit)	110	22	240	(58)
Equity earnings (loss), net of taxes	62	41	97	8
Earnings (Loss) From Continuing Operations	218	171	529	79
Discontinued operations, net of taxes	—	(13)	—	(20)
Net Earnings (Loss)	218	158	529	59
Less: Net earnings (loss) attributable to noncontrolling interests	(9)	(3)	(11)	(7)
Net Earnings (Loss) Attributable to International Paper Company	$227	$161	$540	$66
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.54	$0.40	$1.28	$0.20
Discontinued operations, net of taxes	—	(0.03)	—	(0.05)
Net earnings (loss)	$0.54	$0.37	$1.28	$0.15
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.54	$0.40	$1.28	$0.20
Discontinued operations, net of taxes	—	(0.03)	—	(0.05)
Net earnings (loss)	$0.54	$0.37	$1.28	$0.15
Average Shares of Common Stock Outstanding – assuming dilution	421.9	432.1	423.4	435.9
Cash Dividends Per Common Share	$0.4000	$0.3500	$0.8000	$0.7000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$227	$174	$540	$86
Discontinued operations, net of taxes	—	(13)	—	(20)
Net earnings (loss)	$227	$161	$540	$66
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Earnings (Loss)	$218	$158	$529	$59
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	65	69	143	121
Pension and postretirement liability adjustments:
U.S. plans	—	(3)	—	(106)
Non-U.S. plans	(2)	—	(2)	3
Change in cumulative foreign currency translation adjustment	91	75	(393)	93
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	12	6	16
Reclassification adjustment for (gains) losses included in net earnings (loss)	2	(4)	5	1
Total Other Comprehensive Income (Loss), Net of Tax	156	149	(241)	128
Comprehensive Income (Loss)	374	307	288	187
Net (earnings) loss attributable to noncontrolling interests	9	3	11	7
Other comprehensive (income) loss attributable to noncontrolling interests	—	1	1	3
Comprehensive Income (Loss) Attributable to International Paper Company	$383	$311	$300	$197
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,590	$1,881
Accounts and notes receivable, net	3,140	3,083
Inventories	2,424	2,424
Deferred income tax assets	330	331
Other current assets	243	240
Total Current Assets	7,727	7,959
Plants, Properties and Equipment, net	12,561	12,728
Forestlands	448	507
Investments	335	248
Financial Assets of Special Purpose Entities (Note 13)	2,155	2,145
Goodwill	3,686	3,773
Deferred Charges and Other Assets	1,266	1,324
Total Assets	$28,178	$28,684
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$909	$742
Accounts payable	2,744	2,664
Accrued payroll and benefits	390	477
Other accrued liabilities	1,061	1,026
Total Current Liabilities	5,104	4,909
Long-Term Debt	9,017	8,631
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,054	2,050
Deferred Income Taxes	3,078	3,063
Pension Benefit Obligation	3,039	3,819
Postretirement and Postemployment Benefit Obligation	380	396
Other Liabilities	478	553
Equity
Common stock, $1 par value, 2015 – 448.9 shares and 2014 – 448.9 shares	449	449
Paid-in capital	6,223	6,245
Retained earnings	4,604	4,409
Accumulated other comprehensive loss	(4,886)	(4,646)
	6,390	6,457
Less: Common stock held in treasury, at cost, 2015 – 31.175 shares and 2014 – 28.734 shares	1,498	1,342
Total Shareholders’ Equity	4,892	5,115
Noncontrolling interests	136	148
Total Equity	5,028	5,263
Total Liabilities and Equity	$28,178	$28,684
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net earnings (loss)	$529	$59
Depreciation, amortization and cost of timber harvested	651	711
Deferred income tax provision, net	36	(162)
Restructuring and other charges	194	841
Pension plan contributions	(750)	(263)
Equity (earnings) loss, net	(97)	(8)
Periodic pension expense, net	224	194
Other, net	110	(18)
Changes in current assets and liabilities
Accounts and notes receivable	(133)	(207)
Inventories	(59)	8
Accounts payable and accrued liabilities	82	(68)
Interest payable	(21)	(12)
Other	(13)	(75)
Cash Provided By (Used For) Operations	753	1,000
Investment Activities
Invested in capital projects	(673)	(634)
Proceeds from sale of fixed assets	19	28
Other	(84)	(96)
Cash Provided By (Used For) Investment Activities	(738)	(702)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(353)	(685)
Issuance of common stock	2	40
Issuance of debt	2,083	1,920
Reduction of debt	(1,494)	(1,435)
Change in book overdrafts	19	23
Dividends paid	(337)	(302)
Acquisition of redeemable noncontrolling interest	—	(105)
Debt tender premiums paid	(211)	(257)
Other	—	(12)
Cash Provided By (Used For) Financing Activities	(291)	(813)
Effect of Exchange Rate Changes on Cash	(15)	6
Change in Cash and Temporary Investments	(291)	(509)
Cash and Temporary Investments
Beginning of period	1,881	1,802
End of period	$1,590	$1,293
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
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Cloud Computing Arrangements
In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs," which simplifies the balance sheet presentation of the costs for issuing debt. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years; however, early adoption is allowed. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the provisions of this guidance.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the provisions of this guidance.

NOTE 3 - EQUITY
A summary of the changes in equity for the six-months ended June 30, 2015 and 2014 is provided below:

	Six Months Ended June 30,
	2015			2014
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$5,115	$148	$5,263	$8,105	$179	$8,284
Issuance of stock for various plans, net	175	—	175	182	—	182
Repurchase of stock	(353)	—	(353)	(685)	—	(685)
Common stock dividends ($.8000 per share in 2015 and $0.7000 per share in 2014)	(345)	—	(345)	(312)	—	(312)
Acquisition of redeemable noncontrolling interests	—	—	—	41	—	41
Remeasurement of redeemable noncontrolling interest	—	—	—	(6)	—	(6)
Comprehensive income (loss)	300	(12)	288	197	(10)	187
Ending Balance, June 30	$4,892	$136	$5,028	$7,522	$169	$7,691
NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended June 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2015	$(3,056)	$(1,996)	$10	$(5,042)
Other comprehensive income (loss) before reclassifications	(2)	91	—	89
Amounts reclassified from accumulated other comprehensive income	65	—	2	67
Net Current Period Other Comprehensive Income (Loss)	63	91	2	156
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—
Balance, June 30, 2015	$(2,993)	$(1,905)	$12	$(4,886)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended June 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2014	$(2,153)	$(629)	$4	$(2,778)
Other comprehensive income (loss) before reclassifications	(3)	75	12	84
Amounts reclassified from accumulated other comprehensive income	69	—	(4)	65
Net Current Period Other Comprehensive Income (Loss)	66	75	8	149
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2014	$(2,087)	$(553)	$12	$(2,628)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2015	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	(2)	(393)	6	(389)
Amounts reclassified from accumulated other comprehensive income	143	—	5	148
Net Current Period Other Comprehensive Income	141	(393)	11	(241)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2015	$(2,993)	$(1,905)	$12	$(4,886)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the six-month period ended June 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(103)	93	16	6
Amounts reclassified from accumulated other comprehensive income	121	—	1	122
Net Current Period Other Comprehensive Income	18	93	17	128
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	3	—	3
Balance, June 30, 2014	$(2,087)	$(553)	$12	$(2,628)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents details of the reclassifications out of AOCI for the three-month and six-month periods ended June 30:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(8)	$(5)	$(16)	$(9)	(b)	Cost of products sold
Actuarial gains (losses)	(98)	(108)	(218)	(189)	(b)	Cost of products sold
Total pre-tax amount	(106)	(113)	(234)	(198)
Tax (expense) benefit	41	44	91	77
Net of tax	(65)	(69)	(143)	(121)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(3)	4	(9)	(4)	(c)	Cost of products sold
Total pre-tax amount	(3)	4	(9)	(4)
Tax (expense)/benefit	1	—	4	3
Net of tax	(2)	4	(5)	(1)
Total reclassifications for the period	$(67)	$(65)	$(148)	$(122)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2015	2014	2015	2014
Earnings (loss) from continuing operations	$227	$174	$540	$86
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$227	$174	$540	$86
Average common shares outstanding	420.0	428.9	420.6	432.2
Effect of dilutive securities (a)
Restricted stock performance share plan	1.9	3.1	2.8	3.6
Stock options	—	0.1	—	0.1
Average common shares outstanding – assuming dilution	421.9	432.1	423.4	435.9
Basic earnings (loss) from continuing operations per common share	$0.54	$0.40	$1.28	$0.20
Diluted earnings (loss) from continuing operations per common share	$0.54	$0.40	$1.28	$0.20

(a)	Securities are not included in the table in periods when antidilutive.
NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2015: During the three months ended June 30, 2015, restructuring and other charges totaling $194 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended June 30, 2015
In millions
Early debt extinguishment costs	$207
Net gain on sale of Carolina Coated Bristols brand and the Riegelwood mill conversion costs	(14)
Other	1
Total	$194
2014: During the three months ended June 30, 2014, restructuring and other charges totaling $307 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended June 30, 2014
In millions
Courtland mill shutdown (a)	$49
Early debt extinguishment costs	262
Brazil packaging	(7)
Other	3
Total	$307
During the three months ended March 31, 2014, restructuring and other charges totaling $499 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended March 31, 2014
In millions
Courtland mill shutdown (a)	$495
Other	4
Total	$499

(a)
During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first and second quarters of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges.
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
All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the xpedx spinoff for the three months and six months ended June 30, 2014 in the consolidated statement of operations:

In millions	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net Sales	$1,314	$2,604
Cost and Expenses
Cost of products sold	1,169	2,309
Selling and administrative expenses	91	191
Depreciation, amortization and cost of timber harvested	5	9
Distribution expenses	35	69
Restructuring and other charges	17	35
Other, net	1	3
Earnings (Loss) Before Income Taxes and Equity Earnings	(4)	(12)
Income tax provision (benefit)	6	3
Discontinued Operations, Net of Taxes (a)	$(10)	$(15)

(a)
These amounts, along with a net loss of $3 million and $5 million related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations for the three and six months ended June 30, 2014.

Total cash provided by operations related to xpedx of $29 million for the six months ended June 30, 2014 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by investing activities related to xpedx of $3 million for the six months ended June 30, 2014 is included in Cash Provided By (Used for) Investment Activities in the consolidated statement of cash flows.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	June 30, 2015	December 31, 2014
Temporary investments	$1,197	$1,480

Accounts and Notes Receivable

In millions	June 30, 2015	December 31, 2014
Accounts and notes receivable, net:
Trade	$2,878	$2,860
Other	262	223
Total	$3,140	$3,083

Inventories

In millions	June 30, 2015	December 31, 2014
Raw materials	$412	$494
Finished pulp, paper and packaging	1,357	1,273
Operating supplies	564	562
Other	91	95
Total	$2,424	$2,424
Depreciation Expense

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Depreciation expense	$306	$328	$610	$652
Valuation Accounts

Certain valuation accounts were as follows:

In millions	June 30, 2015	December 31, 2014
Accumulated depreciation	$20,513	$20,340
Allowance for doubtful accounts	81	82
There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2015 or 2014.

Interest

Cash payments related to interest were as follows:

	Six Months Ended June 30,
In millions	2015	2014
Interest payments	$349	$354

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Interest expense (a)	$164	$176	$323	$340
Interest income (a)	20	12	42	33
Capitalized interest costs	7	6	14	12

(a)
Interest expense and interest income exclude approximately $9 million and $18 million for the three months and six months ended June 30, 2015 and $9 million and $19 million for the three months and six months ended June 30, 2014, respectively related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2015:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2015
Goodwill	$3,396	$2,234		$1,784	$7,414
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
	3,296	357		120	3,773
Reclassifications and other (b)	(35)	(44)		—	(79)
Additions/reductions	—	(8)	(c)	—	(8)
Balance as of June 30, 2015
Goodwill	3,361	2,182		1,784	7,327
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
Total	$3,261	$305		$120	$3,686

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	June 30, 2015		December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$531	$164	$561	$157
Non-compete agreements	73	55	74	53
Tradenames, patents and trademarks	61	49	61	44
Land and water rights	90	10	81	9
Fuel and power agreements	5	3	5	3
Software	22	21	23	22
Other	35	17	43	21
Total	$817	$319	$848	$309
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Amortization expense related to intangible assets	$16	$19	$29	$36
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Six Months Ended June 30,
In millions	2015	2014
Income tax payments, net	$86	$143

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2015:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2014	$(158)	$(41)
Activity for three months ended March 31, 2015	8	7
Activity for the three months ended June 30, 2015	—	(1)
Balance at June 30, 2015	$(150)	$(35)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $35 million during the next 12 months.
Included in the Company’s income tax provisions for the six months ended June 30, 2015 and 2014, are $39 million and $311 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2015	2014
Special items	$(67)	$(320)
Tax-related adjustments:
Return to Accrual	23	—
Internal restructurings	5	—
State legislative changes	—	10
Other	—	(1)
Income tax provision (benefit) related to special items	$(39)	$(311)
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
CERCLA and State Actions
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $96 million in the aggregate at June 30, 2015.
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
Other Remediation Costs
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $46 million at June 30, 2015. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Legal Proceedings
Environmental
Kalamazoo River: The Company is a potentially responsible party (PRP) with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by PCBs primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. Although the Company has not received any orders from the EPA, in December 2014, the EPA sent the Company a letter demanding payment of $19 million to reimburse the EPA for costs associated with a Time Critical Removal Action of PCB contaminated sediments from a portion of the site. The Company's CERCLA liability has not been finally determined with respect to this or any other portion of the site and we have declined to reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.
The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR was a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs plaintiffs seek to recover. This will be the subject of a separate trial, which has been set for September 2015. We are unable to predict the outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River from waste impoundments that are part of the San Jacinto River Superfund Site. In November 2014, International Paper secured a zero liability jury verdict. Harris County appealed the verdict in April 2015, and that appeal is pending. The Company is defending two additional lawsuits related to the San Jacinto Superfund Site. In one, approximately 400 local fishermen seek medical monitoring and damages. In the other, approximately 150 individuals allege property damage and personal injury. Because these cases are still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Antitrust
Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Company (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorney’s fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the district court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of Appeals for the Seventh Circuit granted the defendants' petition to appeal and the class certification issue is now pending in that court. In June 2015, International Paper and Temple-Inland were named as defendants in a lawsuit captioned Del Monte Fresh Product N.A., Inc. v. Packaging Corporation of America (S.K. Fl.), in which the plaintiff asserts substantially similar allegations to those raised in the Kleen Products LLC action. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys’ fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the Kleen Products LLC action is in the discovery stage and the Florida action and the

Tennessee action are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Gypsum: Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints allege a conspiracy or agreement beginning on or before September 2011. The alleged classes are all persons who purchased gypsum board directly or indirectly from any defendant. The complainants seek to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. In February 2015, we executed a definitive agreement to settle these cases for an immaterial amount, which received preliminary court approval in March 2015. A hearing on final approval of the settlements was held in July 2015. On March 17, 2015, several homebuilders filed an antitrust action in the United States District Court for the Northern District of California alleging that they purchased gypsum board and making similar allegations to those contained in the above settled proceeding. The Company intends to dispute the allegations made and to vigorously defend that lawsuit and any lawsuit brought by any purported class member that elects to opt out of the settlement.

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
During 2006, International Paper contributed the Timber Notes to newly formed entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the six months ended June 30, 2015 and the year ended December 31, 2014.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provide that International Paper has, and intends to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper has offset approximately $5.2 billion of Class B interests in the Entities against $5.4 billion and $5.3 billion of International Paper debt obligations held by these Entities at June 30, 2015 and December 31, 2014, respectively. Despite the offset treatment, these remain debt obligations of International Paper. Remaining borrowings of $42 million and $50 million at June 30, 2015 and December 31, 2014, respectively, are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $107 million is included in Notes payable and current maturities of long-term debt at June 30, 2015 and December 31, 2014.

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
Activity between the Company and the Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Revenue (a)	$9	$9	$18	$19
Expense (a)	19	18	37	36
Cash receipts (b)	—	—	10	12
Cash payments (c)	—	—	36	37

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of June 30, 2015, the fair value of the notes was $2.15 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of June 30, 2015, the fair value of this debt was $2.04 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Revenue (a)	$7	$6	$13	$12
Expense (b)	7	6	13	12
Cash receipts (c)	2	2	4	4
Cash payments (d)	4	4	8	9

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $4 million and $9 million for the three and six months ended June 30, 2015 and 2014, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2015 and 2014, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Early debt reductions (a)	$1,172	$1,030	$1,389	$1,039
Pre-tax early debt extinguishment costs	207	262	208	262

(a)
Reductions related to notes with interest rates ranging from 4.70% to 9.38% with original maturities from 2018 to 2030 and from 5.00% to 9.38% with original maturities from 2018 to 2029 for the three months ended June 30, 2015 and 2014, respectively, and from 4.70% to 9.38% with original maturities from 2015 to 2030 and from 5.00% to 9.38% with original maturities from 2018 to 2029 for the six months ended June 30, 2015 and 2014, respectively.

In May 2015, International Paper issued $700 million of 3.80% senior unsecured notes with a maturity date in 2026, $600 million of 5.00% senior unsecured notes with a maturity date in 2035, and $700 million of 5.15% senior unsecured notes with a maturity date in 2046. The proceeds from this borrowing were used to repay approximately $1.0 billion of notes with interest rates ranging from 4.75% to 9.38% and original maturities from 2018 to 2022 , along with $211 million of cash premiums associated with the debt repayments. Additionally, the proceeds from this borrowing were used to make a $750 million voluntary cash contribution to the Company's pension plan. Pre-tax early debt retirement costs of $207 million related to the debt repayments, including the $211 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations.
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

At June 30, 2015, the fair value of International Paper’s $9.9 billion of debt was approximately $10.8 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2015	December 31, 2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	—	166
British pounds / Brazilian real - Forward	2	5
European euro / Brazilian real - Forward	4	9
European euro / Polish zloty - Forward	221	280
Mexican peso / U.S. dollar - Forward	203	—
U.S. dollar / Brazilian real - Forward	52	125
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	17	230
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
European euro / British pounds	21	—
Indian rupee / U.S. dollar - Forward	14	43
Mexican peso / U.S. dollar - Forward	64	187
U.S. dollar / Brazilian real - Forward	—	11
Interest rate contracts (in USD)	38	—

(a)	These contracts had maturities of three years or less as of June 30, 2015.

(b)	These contracts had maturities of one year or less as of June 30, 2015.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Foreign exchange contracts	$—	$12	$6	$16
Total	$—	$12	$6	$16
During the next 12 months, the amount of the June 30, 2015 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $1 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(2)	$4	$(5)	$(1)	Cost of products sold
Total	$(2)	$4	$(5)	$(1)

	Gain (Loss) Recognized								Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2015		2014		2015		2014
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$2		$—		$3		$—		Interest expense, net
Debt	(2)		—		(3)		—		Interest expense, net
Total	$—		$—		$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity contact	$1		$2		$1		$3		Cost of products sold
Foreign exchange contracts	1		—		(2)		—		Cost of products sold
Interest rate contracts	6	(a)	9	(b)	9	(a)	12	(b)	Interest expense, net
Total	$8		$11		$8		$15

(a) Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.
(b) Excluding gain of $6 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2015			2014
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$175	$38	$—	$—	$—
First Quarter	—	—	—	55	—	—
Total	$—	$175	$38	$55	$—	$—
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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9	(a)	$16	(b)	$9	(d)	$14	(d)
Total derivatives designated as hedging instruments	$9		$16		$9		$14
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$—		$2	(d)
Foreign exchange contracts	—		1	(c)	—		2	(d)
Total derivatives not designated as hedging instruments	$—		$1		$—		$4
Total derivatives	$9		$17		$9		$18

(a)	Includes $7 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $14 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other current assets in the accompanying consolidated balance sheet.

(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. As of June 30, 2015, there were no derivative contracts in a net liability position that were subject to credit-risk-related contingent features. As of December 31, 2014, the fair value of derivative instruments containing credit risk-related contingent features in a net liability position was $1 million. The Company was not required to post any collateral as of June 30, 2015 or December 31, 2014. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Service cost	$41	$35	$80	$73
Interest cost	150	147	299	300
Expected return on plan assets	(196)	(192)	(392)	(381)
Actuarial loss	96	106	215	186
Amortization of prior service cost	11	8	22	16
Net periodic pension expense	$102	$104	$224	$194
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made cash contributions of $750 million and $263 million to the qualified pension plan in the first six months of 2015 and 2014, respectively. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $9 million for the six months ended June 30, 2015.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of June 30, 2015, 16.1 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Total stock-based compensation expense (selling and administrative)	$26	$39	$59	$52
Income tax benefits related to stock-based compensation	—	2	89	87
At June 30, 2015, $191 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.
Performance Share Plan
During the first six months of 2015, the Company granted 1.9 million performance units at an average grant date fair value of $53.25.

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
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $67 million and $106 million for the three months and six months ended June 30, 2015, respectively, and $43 million and $12 million for the three months and six months ended June 30, 2014, respectively, for Ilim. At June 30, 2015 and December 31, 2014, the Company's investment in Ilim was $273 million and $170 million, respectively, which was $164 million and $158 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $48 million and $91 million for the three months and six months ended June 30, 2015, respectively, and $54 million and $112 million for the three months and six months ended June 30, 2014, respectively.
Sales by industry segment for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Industrial Packaging	$3,694	$3,800	$7,247	$7,493
Printing Papers	1,249	1,421	2,477	2,827
Consumer Packaging	797	843	1,575	1,672
Corporate and Intersegment Sales	(26)	(165)	(68)	(369)
Net Sales	$5,714	$5,899	$11,231	$11,623
Operating profit by industry segment for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2015		2014		2015		2014
Industrial Packaging	$528		$537	(b)	$996		$990	(b)
Printing Papers	101		69	(c)	210		(341)	(c)
Consumer Packaging	47	(a)	33	(d)	93	(a)	50	(d)
Operating Profit	676		639		1,299		699
Interest expense, net	(144)		(164)		(281)		(307)
Noncontrolling interests/equity earnings adjustment (e)	(5)		2		(4)		2
Corporate items, net	(8)		(2)		(17)		(13)
Restructuring and other charges	(203)		(262)		(203)		(263)
Non-operating pension expense	(50)		(61)		(122)		(105)
Earnings (loss) from continuing operations before income taxes and equity earnings	$266		$152		$672		$13
Equity earnings (loss), net of taxes – Ilim	$67		$43		$106		$12

(a)
Includes a net gain of $14 million for the three months and six months ended June 30, 2015 related to the sale of the Carolina Coated Bristols brand and the Riegelwood mill conversion to 100% pulp production, and a charge of $1 million for the three months and six months ended June 30, 2015 for costs associated with the Coated Paperboard sheet plant closures.

(b)
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

(c)	Includes charges of $49 million for the three months ended June 30, 2014 and $544 million for the six months ended June 30, 2014 for costs associated with the shutdown of our Courtland, Alabama mill.

(d)	Includes charges of $1 million for the three months ended June 30, 2014 and $2 million for the six months ended June 30, 2014 for costs associated with the Coated Paperboard sheet plant closures.

(e)
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
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.97 in the second quarter of 2015, compared with 2015 first-quarter earnings of $0.84 and 2014 second-quarter earnings of $0.93. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.54 in the second quarter of 2015, compared with $0.74 in the first quarter of 2015 and $0.37 in the second quarter of 2014.

International Paper delivered strong earnings in the 2015 second quarter driven by outstanding North American Industrial Packaging results. The 2015 second quarter results reflect the continued headwind associated with a strengthened US dollar relative to foreign currencies in key markets in which we operate. Foreign exchange translation had a negative impact on year-over-year revenues but due to various offsets it did not significantly impact earnings. Planned maintenance outages were successfully executed in what is the heaviest maintenance outage quarter. The Asia Industrial and Consumer Packaging businesses continued to be significantly impacted by depressed demand and intense competitive pressure. During the 2015 second quarter, we completed a bond issue and related tender offer which enabled us to shift from higher cost to lower cost debt and to fund a $750 million voluntary cash pension contribution in the quarter.

Price and mix were relatively flat versus the 2015 first quarter with an overall improved mix being offset by decreased pricing in our key businesses. Sequential quarter volumes were higher driven largely driven by seasonality in our North American Industrial Packaging business. Operating costs were lower versus the 2015 first quarter driven by improved performance across most of our key businesses. Input costs, particularly for energy and freight, were favorable compared to the 2015 first quarter. Maintenance outages were higher than the 2015 first quarter with significant outages in our North American Industrial Packaging, Printing Papers and EMEA Printing Papers businesses. Finally, the results of the Ilim joint venture improved over the 2015 first quarter primarily due to favorable foreign currency movements associated primarily with Ilim’s US dollar denominated net debt.

Looking ahead to the 2015 third quarter, volume is expected to increase in our North American Printing Papers business along with a seasonal volume increase in our Brazilian Printing Papers business. Volume in our North American Industrial Packaging business is expected to be generally flat compared to the 2015 second quarter. Pricing is expected to be relatively stable across most businesses except for increased prices in our EMEA Printing Papers business offset by continued pricing pressure in our EMEA Industrial Packaging business. We foresee the challenging conditions impacting our Asia Industrial and Consumer Packaging businesses to continue in the 2015 third quarter. We anticipate operating costs to improve in our North American Industrial Packaging and Consumer Packaging businesses along with some improvements in our North American Printing Papers and Brazil Printing Papers businesses. Input costs are expected to be a headwind in the 2015 third quarter driven by higher energy, recycled fiber and rail rate increases impacting our North American Industrial Packaging and Consumer Packaging businesses. Maintenance outage costs will decrease in the 2015 third quarter coming off of the peak maintenance outage quarter. For our Ilim joint venture, we expect improved operating earnings due to less outages which should enable higher production and sales. Equity earnings from our Ilim joint venture will also be impacted by the absence of the positive impact from foreign currency movements driven by Ilim’s U.S. dollar denominated debt.

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

	Three Months Ended June 30,		Three Months Ended March 31,
	2015	2014	2015
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.97	$0.93	$0.84
Non-operating pension per share	(0.07)	(0.09)	(0.10)
Special items per share	(0.36)	(0.44)	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.54	0.40	0.74
Discontinued operations per share	—	(0.03)	—
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.54	$0.37	$0.74
RESULTS OF OPERATIONS
For the second quarter of 2015, International Paper Company reported net sales of $5.7 billion, compared with $5.5 billion in the first quarter of 2015 and $5.9 billion in the second quarter of 2014.
Net earnings attributable to International Paper totaled $227 million, or $0.54 per share, in the 2015 second quarter. This compared with $161 million, or $0.37 per share, in the second quarter of 2014 and $313 million or $0.74 per share, in the first quarter of 2015.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$300
$200
$100
$0
$174
($41)
($9)
($22)
$51
($3)
($5)
$8
$24
$14
($8)
$6
$38
$227
Q2 2014
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Courtland Closure Costs
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q2 2015

Earnings from continuing operations attributable to International Paper Company were $227 million in the second quarter of 2015 compared with $174 million in the second quarter of 2014 and $313 million in the first quarter of 2015. Compared with the second quarter of 2014, the 2015 second quarter reflects lower raw material and freight costs ($51 million), lower costs associated with the closure of our Courtland mill ($8 million), lower net interest expense ($14 million) and lower non-operating pension expense ($6 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($41 million), lower sales volumes ($9 million), higher operating costs ($22 million), higher mill maintenance outage costs ($3 million), higher corporate and other items ($5 million) and higher tax expense ($8 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $24 million higher in the 2015 second quarter than in the 2014 second quarter. Net special items in the 2015 second quarter were a loss of $151 million compared with a loss of $189 million in the 2014 second quarter.

Compared with the first quarter of 2015, earnings benefited from higher sales volumes ($30 million), lower operating costs ($30 million), lower raw material and freight costs ($14 million) and lower non-operating pension expense ($13 million). These benefits were offset by an unfavorable mix ($1 million), higher mill maintenance outage costs ($41 million), higher net interest expense ($5 million), higher corporate and other items ($1 million) and higher tax expense ($2 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, for Ilim Holding, S.A. increased by $28 million versus the 2015 first quarter. Net special items in the 2015 second quarter were a loss of $151 million compared with no special items in the 2015 first quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	June 30		March 31,
In millions	2015	2014	2015
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$227	$174	$313
Add back (deduct):
Income tax provision (benefit)	110	22	130
Equity (earnings) loss, net of taxes	(62)	(41)	(35)
Noncontrolling interests, net of taxes	(9)	(3)	(2)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	266	152	406
Interest expense, net	144	164	137
Noncontrolling interests / equity earnings included in operations	5	(2)	(1)
Corporate items	8	2	9
Special items	203	262	—
Non-operating pension expense	50	61	72
	$676	$639	$623
Industry Segment Operating Profit:
Industrial Packaging	$528	$537	$468
Printing Papers	101	69	109
Consumer Packaging	47	33	46
Total Industry Segment Operating Profit	$676	$639	$623

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$800
$600
$400
$200
$0
$639
($59)
($13)
($31)
$75
($4)
$11
($2)
$60
$676
Q2 2014
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Courtland Closure
Other
Special Items
Q2 2015

Total industry segment operating profits of $676 million in the 2015 second quarter were higher than the $639 million in the 2014 second quarter and the $623 million in the 2015 first quarter. Compared with the second quarter of 2014, operating profits in the current quarter benefited from lower raw material and freight costs ($75 million) and lower costs associated with the closure of our Courtland mill ($11 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($59 million), lower sales volumes ($13 million), higher operating costs ($31 million), higher mill outage costs ($4 million) and higher other costs ($2 million). Special items were a gain of $13 million in the 2015 second quarter compared with a loss of $47 million in the 2014 second quarter.
Compared with the first quarter of 2015, operating profits benefited from higher sales volumes ($45 million), lower operating costs ($44 million) and lower raw material and freight costs ($21 million). These benefits were offset by an unfavorable mix ($2 million), higher mill outage costs ($61 million) and higher other items ($7 million). Special items were a gain of $13 million in the 2015 second quarter compared with no special items in the 2015 first quarter.
During the 2015 second quarter, International Paper took approximately 313,000 tons of downtime of which approximately 59,000 tons were market-related compared with approximately 290,000 tons of downtime, which included about 58,000 tons that were market-related, in the 2014 second quarter. During the 2015 first quarter, International Paper took approximately 202,000 tons of downtime of which approximately 13,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2015	2014	2015	2014
Industrial Packaging
North American Corrugated Packaging	2,608	2,633	5,108	5,149
North American Containerboard	818	763	1,592	1,509
North American Recycling	610	709	1,200	1,313
North American Saturated Kraft	38	47	75	94
North American Gypsum/Release Kraft	43	43	79	80
North American Bleached Kraft	6	7	11	14
EMEA Industrial Packaging	352	341	699	692
Asian Box	81	100	167	193
Brazilian Packaging	78	83	150	162
Industrial Packaging	4,634	4,726	9,081	9,206
Printing Papers
U.S. Uncoated Papers	453	474	919	973
EMEA and Russian Uncoated Papers	366	385	746	760
Brazilian Uncoated Papers	254	272	489	543
Indian Uncoated Papers	63	57	127	115
Uncoated Papers	1,136	1,188	2,281	2,391
Market Pulp (b)	428	428	845	841
Consumer Packaging
North American Consumer Packaging	371	382	709	733
EMEA Coated Paperboard	89	78	188	162
Asian Coated Paperboard	315	325	619	675
Consumer Packaging	775	785	1,516	1,570

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

Discontinued Operations
See discussion in Note 8 to the financial statements.
Income Taxes
An income tax provision of $110 million was recorded for the 2015 second quarter. Excluding a benefit of $39 million related to the tax effects of special items and a benefit of $19 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 33% for the quarter.
An income tax provision of $130 million was recorded for the 2015 first quarter. Excluding a benefit of $28 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 33% for the quarter.
An income tax provision of $22 million was recorded for the 2014 second quarter. Excluding a benefit of $120 million related to the tax effects of special items and a benefit of $24 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
Interest Expense and Corporate Items
Net interest expense for the 2015 second quarter was $144 million compared with $137 million in the 2015 first quarter and $164 million in the 2014 second quarter.
Corporate items, net, were $8 million in the 2015 second quarter compared with $9 million in the 2015 first quarter, and $2 million in the 2014 second quarter.

Restructuring and Other Charges
During the three months and six months ended June 30, 2015, restructuring and other charges totaling $194 million before taxes ($125 million after taxes) were recorded. During the three months and six months ended June 30, 2014, restructuring and other charges totaling $307 million before taxes ($188 million after taxes) and $806 million before taxes ($493 million after taxes), respectively, were recorded. See discussion in Note 6 to the financial statements for further details.
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the second quarter of 2015.
Industrial Packaging

	2015			2014
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,694	$3,553	$7,247	$3,800	$3,693	$7,493
Operating Profit	528	468	996	537	453	990
Industrial Packaging net sales for the second quarter of 2015 were 4% higher than in the first quarter of 2015 and 3% lower than in the second quarter of 2014. Operating profits in the second quarter of 2014 included charges of $2 million for integration costs associated with the Temple-Inland acquisition, a gain of $7 million related to our Brazil Packaging business and net charges of $2 million for other items. Excluding these items, operating profits in the second quarter of 2015 were 13% higher than in the first quarter of 2015 and 1% lower than the second quarter of 2014.
North American Industrial Packaging net sales were $3.2 billion in the second quarter of 2015 compared with $3.1 billion in the first quarter of 2015 and $3.2 billion in the second quarter of 2014. Operating profits were $533 million in the second quarter of 2015 compared with $468 million in the first quarter of 2015 and $521 million ($523 million excluding Temple-Inland acquisition costs) in the second quarter of 2014.
Sales volumes for boxes in the second quarter of 2015 were higher than in the first quarter of 2015 reflecting seasonally increased market demand and one more shipping day. Containerboard shipments to the domestic market increased, but were largely offset by lower shipments to export markets. Total maintenance and market-related downtime increased 61,000 tons from 140,000 tons to 201,000 tons which reflects an increase of 55,000 tons for market-related downtime and an increase of 6,000 tons for maintenance downtime. Average sales margins for boxes were stable, while average sales price realizations for export containerboard decreased. Lower input costs for natural gas, utilities, and freight fuel surcharges were partially offset by higher recycled fiber costs. Planned maintenance downtime costs were $30 million higher in the 2015 second quarter compared with the 2015 first quarter. Operating costs were lower.
Compared with the second quarter of 2014, sales volumes decreased in the second quarter of 2015 for both boxes and export board. Total maintenance and market-related downtime was 20,000 tons higher in the second quarter of 2015 which reflects an increase of 23,000 tons for maintenance downtime, partially offset by a decrease of 3,000 tons for market-related downtime. Average sales price realizations were lower, primarily for Euro-denominated shipments of containerboard to export markets, and average sales margins for boxes were also lower. Input costs were significantly lower for energy, utilities, recycled fiber and freight rail charges, but were slightly higher for wood. Planned maintenance downtime costs were $2 million higher in the second quarter of 2015 compared with the second quarter of 2014.
Entering the third quarter of 2015, sales volumes are expected to be higher for boxes, reflecting stable market demand and one additional shipping day. Input costs are expected to increase with lower costs for wood more than offset by higher costs for recycled fiber, energy, utilities and freight fuel. Planned maintenance downtime costs should be $56 million lower.
EMEA Industrial Packaging net sales were $277 million in the second quarter of 2015 compared with $282 million in the first quarter of 2015 and $339 million in the second quarter of 2014. Operating profits were $4 million in the second quarter of 2015 compared with $4 million in the first quarter of 2015 and $9 million ($10 million excluding costs associated with the 2013 acquisition of a majority share of our operations in Turkey) in the second quarter of 2014.
Sales volumes for boxes in the second quarter of 2015 were higher than in the first quarter of 2015 despite seasonally weaker demand in Italy and Morocco. Average sales margins decreased, reflecting higher board costs and an unfavorable mix. Input costs for energy were lower.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 were higher, reflecting solid market demand lessened by competitive pressures in France and Turkey. Average sales margins decreased due to higher input costs for board in Europe. Input costs for energy were favorable.

Looking ahead to the third quarter of 2015, sales volumes are expected to be seasonally lower. Average sales margins are expected to be flat as higher board costs are offset by the impact of favorable seasonal mix improvement and initiatives. Operating costs will be lower due to improved volumes and lower maintenance costs.
Brazilian Industrial Packaging net sales were $63 million in the second quarter of 2015 compared with $62 million in the first quarter of 2015 and $97 million in the second quarter of 2014. Operating profits were a loss of $7 million in the second quarter of 2015 compared with a loss of $3 million in the first quarter of 2015 and a gain of $8 million ($1 million excluding a special items adjustment gain) in the second quarter of 2014.
Sales volumes in the second quarter of 2015 were higher than in the first quarter of 2015 reflecting seasonally stronger market demand for boxes and board although weak economic conditions continue. Average sales margins were flat. Input costs were higher for energy and purchased paper. Planned maintenance downtime costs were $2 million higher in the second quarter of 2015 with outages at the Franco Da Rocha and Nova Campina mills.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 decreased for both boxes and board. Average sales price realizations were lower, while input costs were flat. Planned maintenance downtime costs were $2 million higher in the second quarter of 2015.
Looking ahead to the third quarter of 2015, sales volumes are expected to be seasonally higher, primarily for boxes. Average sales price realizations are also expected to improve due to the realization of sales price increases announced during the second quarter. Input costs should be lower for recycled fiber, wood and energy. Planned maintenance downtime costs are expected to be $1 million lower in the 2015 third quarter.
Asian Industrial Packaging net sales were $149 million in the second quarter of 2015 compared with $146 million in the first quarter of 2015 and $154 million in the second quarter of 2014. Operating profits were a loss of $2 million in the second quarter of 2015 compared with a loss of $1 million in the first quarter of 2015 and a loss of $1 million (breakeven excluding restructuring costs) in the second quarter of 2014.
Sales volumes for boxes in the second quarter of 2015 were slightly lower compared with the first quarter of 2015 as market demand remains soft. Competitive pressure on sales prices negatively impacted average sales margins. Compared with the second quarter of 2014, corrugated box sales volumes in the second quarter of 2015 were lower. Average sales margins also decreased. Distribution sales increased in the second quarter of 2015 compared with both the first quarter of 2015 and the second quarter of 2014. Operating profits in the third quarter of 2015 are expected to continue to be affected by the difficult market conditions. Initiatives to control costs are being implemented to offset some of this negative impact.
Printing Papers

	2015			2014
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,249	$1,228	$2,477	$1,421	$1,406	$2,827
Operating Profit	101	109	210	69	(410)	(341)
Printing Papers net sales for the second quarter of 2015 were 2% higher than in the first quarter of 2015 and 12% lower than in the second quarter of 2014. Operating profits in the second quarter of 2014 included charges of $49 million for costs associated with the closure of our Courtland mill. Excluding this item, operating profits in the second quarter of 2015 were 7% lower than in the first quarter of 2015 and 14% lower than in the second quarter of 2014.
North American Printing Papers net sales were $471 million in the second quarter of 2015 compared with $482 million in the first quarter of 2015 and $500 million in the second quarter of 2014. Operating profits were $31 million in the second quarter of 2015 compared with $34 million in the first quarter of 2015 and a loss of $16 million (a profit of $33 million excluding mill closure costs) in the second quarter of 2014.
Sales volumes in the second quarter of 2015 were lower compared with the first quarter of 2015 reflecting solid market demand for uncoated freesheet paper in the domestic market, more than offset by lower shipments to export markets. However, average sales price realizations for uncoated freesheet paper were lower in the domestic market due to competitive pressures. Input costs decreased, primarily for natural gas, wood and purchased pulp. Planned maintenance downtime costs in the second quarter of 2015, which included outages at the Ticonderoga and Eastover mills, were $15 million higher than in the first quarter of 2015 which included an outage at the Georgetown mill. Manufacturing operating costs were lower.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 decreased due to the Courtland mill closure. Average sales price realizations for domestic sales of uncoated freesheet paper decreased. Input costs were lower, primarily for energy. Planned maintenance downtime costs were $11 million higher in the second quarter of 2015 compared with the second quarter of 2014. Operating costs associated with the Courtland mill shutdown were $11 million lower in the second quarter of 2015.
Entering the third quarter of 2015, sales volumes are expected to increase for uncoated freesheet paper in the North American market. Average sales price realizations are expected to be stable. Input costs are expected to be slightly higher for energy and chemicals. Planned maintenance downtime costs should be $29 million lower with no outages scheduled in the third quarter.
In January 2015, the United Steelworkers, Domtar Corporation, Packaging Corporation of America, Finch Paper LLC and P. H. Glatfelter Company (the “Petitioners”) filed an anti-dumping petition before the United States International Trade Commission and the United States Department of Commerce ("DOC") alleging that paper producers in China, Indonesia, Australia, Brazil, and Portugal are selling uncoated free sheet paper ("the Products") in sheet form in violation of international trade rules. The Petitioners also filed a countervailing-duties petition with these agencies regarding imports of uncoated free sheet paper in sheet form from China and Indonesia. In June 2015, the DOC announced its decision to impose countervailing duties on imports of the Products to the United States from certain producers from China and Indonesia. These countervailing duties are effective now; however, the rates are preliminary and subject to change. The United States agencies will continue their investigations of these claims, and final determinations on both the anti-dumping and countervailing duties investigations are expected within three to six months. We are monitoring the investigations and complying as requested. At this stage of the investigations, the impact on our global businesses is uncertain, but is unlikely to have a material, adverse effect on our consolidated financial statements.
European Printing Papers net sales were $312 million in the second quarter of 2015 compared with $293 million in the first quarter of 2015 and $380 million in the second quarter of 2014. Operating profits were $20 million in the second quarter of 2015 compared with $35 million in the first quarter of 2015 and $20 million in the second quarter of 2014.
Compared with the first quarter of 2015, sales volumes in the second quarter of 2015 for uncoated freesheet paper were lower in both Europe and Russia. Sales volumes for pulp were higher in Europe, but slightly lower in Russia. Average sales price realizations for uncoated freesheet paper increased in both Russia and Europe due to the realization of announced price increases. Input costs were slightly higher for wood and energy in Russia, but lower in Europe. Planned maintenance downtime costs were $22 million higher in the second quarter of 2015 which included outages at the Saillat and Svetogorsk mills compared with no outages in the first quarter of 2015. Manufacturing operating costs were higher.
Sales volumes for uncoated freesheet paper in the second quarter of 2015 compared with the second quarter of 2014 were lower in Russia, but stable in Europe. Sales volumes for pulp were higher in both Europe and Russia. Average sales price realizations increased for uncoated freesheet paper in Russia, while average sales price realizations in Europe were slightly lower reflecting weaker economic conditions. Lower input costs for wood, chemicals and energy in Europe offset higher input costs for wood, energy and chemicals in Russia. Planned maintenance downtime costs were $2 million lower in the second quarter of 2015.
Looking forward to the third quarter of 2015, sales volumes for uncoated freesheet paper are expected to be seasonally stronger in Russia. Average sales price realizations for uncoated freesheet paper are expected to be stable. Input costs are expected to be higher in Russia, primarily for energy, freight and wood, and slightly higher in Europe. Planned maintenance downtime costs should be $6 million lower in the third quarter of 2015 which includes an outage scheduled at the Kwidzyn mill.
Brazilian Printing Papers net sales were $210 million in the second quarter of 2015 compared with $197 million in the first quarter of 2015 and $262 million in the second quarter of 2014. Operating profits were $35 million in the second quarter of 2015, $37 million in the first quarter of 2015 and $53 million in the second quarter of 2014.
Sales volumes in the second quarter of 2015 increased compared with the first quarter of 2015 due to seasonally higher demand in the Brazilian domestic market despite continuing weak economic conditions. Average sales price realizations were up in the domestic market, primarily for cutsize and offset papers, but were down in the Latin American export markets. Average sales margins were slightly impacted by an unfavorable geographic mix. Input costs increased for wood, chemicals, purchased pulp and energy, including the impact of higher tariffs. Manufacturing operating costs were lower. Planned maintenance downtime costs were $6 million lower in the second quarter of 2015 which included no outages compared with the first quarter of 2015 which had an outage at the Luiz Antonio mill.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 decreased, reflecting weak economic conditions and the absence of one-time events in 2014 which bolstered market demand. Average sales price realizations were marginally higher. Input costs were higher for energy and wood. Planned maintenance downtime costs were $1 million lower than in the second quarter of 2014.
Entering the third quarter of 2015, sales volumes are expected to be seasonally stronger for uncoated freesheet paper in the domestic market, but will continue to be impacted by the weak Brazilian economy. Average sales price realizations are expected to be higher reflecting the full realization of previously announced price increases and the partial realization of further increases. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be higher for wood, purchased pulp and higher energy tariffs. Planned maintenance outage costs should be $2 million higher in the third quarter with outages scheduled at the Mogi Guacu and Tres Lagoas mills.
Indian Printing Papers net sales were $45 million in the second quarter of 2015 compared with $47 million in the first quarter of 2015 and $46 million in the second quarter of 2014. Operating profits were losses of $3 million in the second quarter of 2015, $2 million in the first quarter of 2015 and $2 million in the second quarter of 2014.
Compared with the first quarter of 2015, sales volumes in the second quarter of 2015 were slightly lower due to seasonally softer market demand. Average sales price realizations were flat for domestic sales, but were slightly higher for export sales. Input costs for were stable, while operating costs decreased. Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 increased, including a significant increase in export sales volumes. Average sales price realizations decreased. Input costs were lower, primarily for fiber.
Looking ahead to the third quarter of 2015, market demand is expected to be seasonally soft, but shipments to export markets are expected to continue to grow. Average sales margins should remain stable. Input costs for wood are expected to be slightly lower. Planned maintenance downtime costs are expected to be $1 million higher due to the outage scheduled at the Rajahmundry mill in the third quarter of 2015.
U.S. Market Pulp net sales were $211 million in the second quarter of 2015 compared with $209 million in the first quarter of 2015 and $219 million in the second quarter of 2014. Operating profits were $18 million in the second quarter of 2015 compared with $5 million in the first quarter of 2015 and $14 million in the second quarter of 2014.
Sales volumes in the second quarter of 2015 compared with the first quarter of 2015 were flat with higher fluff pulp shipments offset by lower market pulp shipments. Average sales price realizations were lower for fluff pulp, steady for softwood pulp and higher for hardwood pulp. Average sales margins improved due to a more favorable product mix. Operating costs were lower as higher costs in the first quarter of 2015 due to the winter weather and reliability issues at the Franklin mill did not recur. Input costs decreased, primarily for purchased electricity and wood. Planned maintenance downtime costs in the second quarter of 2015, which included an outage at the Riegelwood mill, were $1 million lower than in the first quarter of 2015, which included an outage at the Georgetown mill.
Compared with the second quarter of 2014, sales volumes were flat in the second quarter of 2015 for both fluff pulp and softwood pulp. Average sales price realizations were lower. Input costs were lower for energy, while operating costs were higher. Planned maintenance downtime costs were $5 million lower.
Entering the third quarter of 2015, sales volumes for fluff pulp are expected to increase, while market pulp shipments are expected to remain steady. Average sales price realizations are expected to be lower for fluff pulp, but higher for both softwood and hardwood pulp. Input costs should be flat. Planned maintenance downtime costs should be $3 million higher in the third quarter of 2015 with an outage scheduled at the Franklin mill.
Consumer Packaging

	2015			2014
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$797	$778	$1,575	$843	$829	$1,672
Operating Profit	47	46	93	33	17	50
Consumer Packaging net sales in the second quarter of 2015 were 2% higher than in the first quarter of 2015 and 5% lower than in the second quarter of 2014. Operating profits in the second quarter of 2015 included a net gain of $14 million related to the sale of the Carolina Coated Bristols brand and costs associated with the conversion of our Riegelwood mill to 100% pulp production and an expense of $1 million related to sheet plant closures. Operating profits in the second quarter of 2014 included costs of $1 million related to sheet plant closures. Excluding these items, operating profits in the second quarter of 2015 were 26% lower than in the first quarter of 2015 and even with the second quarter of 2014.
North American Consumer Packaging net sales in the second quarter of 2015 were $500 million compared with $470 million in the first quarter of 2015 and $505 million in the second quarter of 2014. Operating profits were $40 million ($27 million excluding a net gain related to the sale of the Carolina Coated Bristols brand, Riegelwood mill conversion costs and sheet plant closure costs) in the second quarter of 2015 compared with $22 million in the first quarter of 2015 and $21 million ($22 million excluding sheet plant closure costs) in the second quarter of 2014.
Coated Paperboard sales volumes in the second quarter of 2015 were seasonally higher than in the first quarter of 2015. The business took about 4,000 tons of market related downtime in the 2015 second quarter compared with about 13,000 tons in the 2015 first quarter. Average sales margins were lower reflecting lower average sales price realizations for folding carton board and platestock and a less favorable sales mix. Operating costs were flat. Planned maintenance downtime costs were $5 million lower in the 2015 second quarter which included an outage at the Riegelwood mill compared with the first quarter of 2015 which had an outage at the Augusta mill. Input costs were lower for energy and chemicals, but higher for wood.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 were lower. The business took no market related downtime in the second quarter of 2014. Average sales price realizations were higher. Input costs were lower, primarily for energy and chemicals, partially offset by higher wood costs. Planned maintenance downtime costs were $9 million lower in the second quarter of 2015. Operating costs were higher.
Foodservice sales volumes in the second quarter of 2015 were seasonally higher than in the first quarter of 2015. Average sales margins were flat despite a slightly less favorable product mix. Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 increased. Average sales margins increased due to higher average sales price realizations, lower input costs for resins, partially offset by a less favorable customer mix.
Looking forward to the third quarter of 2015, coated paperboard sales volumes are expected to be seasonally higher. Average sales margins are expected to increase reflecting a seasonally stronger product mix. Planned maintenance downtime costs should be $6 million lower than in the second quarter of 2015 with an outage scheduled at the Texarkana mill during the third quarter of 2015. Input costs are expected to be slightly higher for energy and chemicals. Foodservice sales volumes are expected to be about flat. Average sales margins are expected to decrease due to lower average sales price realizations resulting from the pass-through of lower input costs.
During the first quarter of 2015, the Company announced plans to invest $135 million to expand fluff pulp production at its Riegelwood, North Carolina mill. As a result of the Riegelwood conversion to 100% fluff and softwood pulp, the Company will reduce its coated paperboard capacity by 350,000 tons. The new 400,000 tons of additional fluff pulp capacity is expected to be on line and available for use by mid-year 2016. Additionally, the Company completed the sale of the Carolina® Coated Bristols brand to MeadWestvaco on April 30, 2015, and will continue to supply Coated Bristols to MeadWestvaco through the fourth quarter of 2015.
European Consumer Packaging net sales were $75 million in the second quarter of 2015 compared with $83 million in the first quarter of 2015 and $85 million in the second quarter of 2014. Operating profits in the second quarter of 2015 were $16 million compared with $25 million in the first quarter of 2015 and $11 million in the second quarter of 2014.
Sales volumes in the second quarter of 2015 compared with the first quarter of 2015 were lower in both Europe and Russia. Average sales margins improved in both Russia and Europe reflecting an increase in average sales prices in Russia and a more favorable mix in both regions. Input costs were flat. Planned maintenance outages were $2 million higher in the second quarter of 2015 which included an outage at the Svetogorsk mill. Operating costs were higher in both Europe and Russia. Compared with the second quarter of 2014, sales volumes increased in Europe, but decreased slightly in Russia. Average sales price realizations and sales margins were lower in Europe, but were stable in Russia. Planned maintenance downtime costs were $5 million lower in the second quarter of 2015 compared with the second quarter of 2014 which included outages at both the Kwidzyn and Svetogorsk mills. Input costs decreased in Europe, primarily for wood, but increased in Russia, also primarily for wood. Operating costs were lower.
Entering the third quarter of 2015, sales volumes are expected to be higher. Average sales margins are expected to increase slightly reflecting higher average sales prices in Russia. Planned maintenance downtime costs are expected to be $2 million higher with an outage scheduled at the Kwidzyn mill in the third quarter. Input costs are expected to be slightly higher, primarily in Russia.
Asian Consumer Packaging net sales were $222 million in the second quarter of 2015, $225 million in the first quarter of 2015 and $253 million in the second quarter of 2014. Operating profits were a loss of $9 million in the second quarter of 2015 compared with a loss of $1 million in the first quarter of 2015 and a profit of $1 million in the second quarter of 2014. Compared with the first quarter of 2015, sales volumes in the second quarter of 2015 were seasonally higher, but reflect continuing soft demand and competitive conditions. Sales prices also remained under pressure due to the over-supplied market conditions. Input costs and operating costs were stable. Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 were lower. Average sales margins also decreased, reflecting lower sales prices. Operating costs, however, were lower due to the implementation of various cost savings and efficiency initiatives.

Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $67 million in the second quarter of 2015, compared with $39 million in the first quarter of 2015 and $43 million in the second quarter of 2014. In the second quarter of 2015, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $27 million compared with a loss of $18 million in the first quarter of 2015. Compared with the first quarter of 2015, second quarter of 2015 sales volumes were higher, primarily due to increased shipments of pulp to China and other export markets while shipments to the domestic market decreased. Average sales price realizations increased for export sales of hardwood pulp and domestic sales of pulp, board and paper, but decreased for export sales of softwood pulp. Input costs for wood and distribution were higher, but energy costs were lower. Operating costs were higher including $9 million related to planned maintenance outages at all three mills.
Compared with the second quarter of 2014, sales volumes in the second quarter of 2015 reflected increased sales of paper and hardwood pulp in the domestic market and higher sales of softwood pulp to China and other export markets. Average sales price realizations were lower, primarily for export sales of softwood pulp and board, partially offset by higher average sales price realizations for export sales to China of hardwood pulp and improved average ruble sales prices in the domestic market. Input costs for wood, chemicals, energy and distribution increased. Operating costs were higher. An after-tax foreign exchange gain of $29 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the second quarter of 2014.
Looking forward to the third quarter of 2015, sales volumes are expected to improve. Average sales price realizations are expected to increase versus the second quarter of 2015 particularly for domestic sales of paper. Input costs are expected to be seasonally lower for wood, but higher for energy and distribution. Planned maintenance downtime costs are expected to be about $2 million lower with outages scheduled at the Koryazhma and Ust Ilmsk mills in the third quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $753 million for the first six months of 2015, compared with $1.0 billion for the comparable 2014 six-month period. Earnings from operations adjusted for non-cash charges and cash pension plan contributions were $897 million for the first six months of 2015 compared to $1.4 billion for the first six months of 2014. Cash used for working capital components totaled $144 million for the first six months of 2015 compared to $354 million for the comparable 2014 six-month period.
The Company generated free cash flow of approximately $830 million and $629 million in the first first six months of 2015 and 2014, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.
The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2015	2014
Cash provided by operations	$753	$1,000
Adjustments:
Cash invested in capital projects	(673)	(634)
Cash contribution to pension plan	750	263
Free Cash Flow	$830	$629
Investments in capital projects totaled $673 million in the first six months of 2015 compared to $634 million in the first six months of 2014. Full-year 2015 capital spending is currently expected to be approximately $1.5 billion, or about 105% of depreciation and amortization expense for our current businesses.

Amounts related to early debt extinguishment during the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Early debt reductions (a)	$1,172	$1,030	$1,389	$1,039
Pre-tax early debt extinguishment costs	207	262	208	262

(a)
Reductions related to notes with interest rates ranging from 4.70% to 9.38% with original maturities from 2018 to 2030 and from 5.00% to 9.38% with original maturities from 2018 to 2029 for the three months ended June 30, 2015 and 2014, respectively, and from 4.70% to 9.38% with original maturities from 2015 to 2030 and from 5.00% to 9.38% with original maturities from 2018 to 2029 for the six months ended June 30, 2015 and 2014, respectively.

Financing activities for the first six months of 2015 included a $589 million net increase in debt versus a $485 million net increase in debt during the comparable 2014 six-month period.
In May 2015, International Paper issued $700 million of 3.80% senior unsecured notes with a maturity date in 2026, $600 million of 5.00% senior unsecured notes with a maturity date in 2035, and $700 million of 5.15% senior unsecured notes with a maturity date in 2046. The proceeds from this borrowing were used to repay approximately $1.0 billion of notes with interest rates ranging from 4.75% to 9.38% and original maturities from 2018 to 2022, along with $211 million of cash premiums associated with the debt repayments. Additionally, the proceeds from this borrowing were used to make a $750 million voluntary cash contribution to the Company's pension plan. Pre-tax early debt retirement costs of $207 million related to the debt repayments, including the $211 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations.
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
During the first six months of 2015, International Paper issued approximately 62,477 shares of common stock and used 4.2 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $2 million of cash. International Paper also acquired 6.7 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $353 million, including $271 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company has repurchased 36.2 million shares at an average price of $47.37, for a total of approximately $1.7 billion, as of June 30, 2015.
During the first six months of 2014, International Paper issued approximately 1.1 million shares of common stock and used approximately 4.6 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $40 million of cash. International Paper also acquired 14.7 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $685 million, including $607 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $337 million and $302 million for the first six months of 2015 and 2014, respectively. Dividends were $0.8000 per share and $0.7000 per share for the first six months in 2015 and 2014, respectively.
At June 30, 2015, contractual obligations for future payments of debt maturities by calendar year were as follows: $443 million in 2015; $533 million in 2016; $54 million in 2017; $811 million in 2018; $359 million in 2019; $13 million in 2020; and $7.7 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

At June 30, 2015, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($500 million available at June 30, 2015) under a receivables securitization program that expires in December 2015. At June 30, 2015, International Paper had no borrowings under the liquidity facilities. During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed.
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
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement was amended May 7, 2014. Pursuant to the amended agreement, beginning on January 1, 2017, either the Company or its partners may commence certain procedures specified under the deadlock provisions. If these or any other deadlock procedures are commenced, although it is not obligated to do so, the Company may in certain situations, choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. The purchase of Ilim's 50% interest by International Paper would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods.
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
The Company has included in its 2014 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2015.
Pension Accounting
Net pension expense totaled approximately $224 million for International Paper’s U.S. plans for the six months ended June 30, 2015, or about $30 million more than the pension expense for the first six months of 2014. The increase in U.S. plan expense was due to a decrease in the assumed discount rate to 4.10% in 2015 from 4.65% in 2014, updated mortality assumptions and higher amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $3 million and $2 million for the first six months of 2015 and 2014, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2015, the market value of plan assets for International Paper’s U.S. plans totaled approximately $11.6 billion, consisting of approximately 47% equity securities, 34% fixed income securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a voluntary cash contribution of $750 million to the qualified pension plan in the first six months of 2015. The contribution was made in order to reduce the Company's funding gap and to add future funding flexibility. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $62 million in 2015.
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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2015 - April 30, 2015	1,079,575	$54.19	1,079,575	$1.44
May 1, 2015 - May 31, 2015	1,231,545	52.50	1,231,545	1.37
June 1, 2015 - June 30, 2015	1,766,940	50.61	1,766,226	1.28
Total	4,078,060

(a)
714 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $3 billion Share Repurchase Program.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 6, 2015	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

August 6, 2015	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller