Form 10-Q
period 2015-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2015-11-05
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 30, 2015 was 414,566,922.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales	$5,691	$6,051	$16,922	$17,674
Costs and Expenses
Cost of products sold	3,891	4,055	11,703	12,149
Selling and administrative expenses	417	467	1,226	1,331
Depreciation, amortization and cost of timber harvested	329	358	980	1,060
Distribution expenses	334	394	1,058	1,137
Taxes other than payroll and income taxes	39	43	127	137
Restructuring and other charges	25	24	219	830
Impairment of business	186	—	186	—
Interest expense, net	141	158	422	465
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	329	552	1,001	565
Income tax provision (benefit)	106	147	346	89
Equity earnings (loss), net of taxes	(13)	(72)	84	(64)
Earnings (Loss) From Continuing Operations	210	333	739	412
Discontinued operations, net of taxes	—	16	—	(4)
Net Earnings (Loss)	210	349	739	408
Less: Net earnings (loss) attributable to noncontrolling interests	(10)	(6)	(21)	(13)
Net Earnings (Loss) Attributable to International Paper Company	$220	$355	$760	$421
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.53	$0.80	$1.81	$0.99
Discontinued operations, net of taxes	—	0.04	—	(0.01)
Net earnings (loss)	$0.53	$0.84	$1.81	$0.98
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.53	$0.79	$1.80	$0.98
Discontinued operations, net of taxes	—	0.04	—	(0.01)
Net earnings (loss)	$0.53	$0.83	$1.80	$0.97
Average Shares of Common Stock Outstanding – assuming dilution	417.5	428.6	421.9	433.7
Cash Dividends Per Common Share	$0.4000	$0.3500	$1.2000	$1.0500
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$220	$339	$760	$425
Discontinued operations, net of taxes	—	16	—	(4)
Net earnings (loss)	$220	$355	$760	$421
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Earnings (Loss)	$210	$349	$739	$408
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	72	60	215	181
Pension and postretirement liability adjustments:
U.S. plans	14	—	14	(106)
Non-U.S. plans	—	(1)	(2)	2
Change in cumulative foreign currency translation adjustment	(562)	(492)	(955)	(399)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(8)	1	(2)	17
Reclassification adjustment for (gains) losses included in net earnings (loss)	7	(7)	12	(6)
Total Other Comprehensive Income (Loss), Net of Tax	(477)	(439)	(718)	(311)
Comprehensive Income (Loss)	(267)	(90)	21	97
Net (earnings) loss attributable to noncontrolling interests	10	6	21	13
Other comprehensive (income) loss attributable to noncontrolling interests	5	2	6	5
Comprehensive Income (Loss) Attributable to International Paper Company	$(252)	$(82)	$48	$115
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,104	$1,881
Accounts and notes receivable, net	2,832	3,083
Inventories	2,340	2,424
Deferred income tax assets	326	331
Assets held for sale	1,095	—
Other current assets	212	240
Financial assets of special purpose entities (Note 13)	4,845	—
Total Current Assets	12,754	7,959
Plants, Properties and Equipment, net	11,832	12,728
Forestlands	356	507
Investments	260	248
Financial Assets of Special Purpose Entities (Note 13)	2,159	2,145
Goodwill	3,472	3,773
Deferred Charges and Other Assets	1,148	1,324
Total Assets	$31,981	$28,684
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$753	$742
Liabilities held for sale	943	—
Accounts payable	2,096	2,664
Accrued payroll and benefits	422	477
Other accrued liabilities	1,113	1,026
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	4,220	—
Total Current Liabilities	9,547	4,909
Long-Term Debt	8,887	8,631
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	2,056	2,050
Deferred Income Taxes	3,191	3,063
Pension Benefit Obligation	3,017	3,819
Postretirement and Postemployment Benefit Obligation	363	396
Other Liabilities	450	553
Equity
Common stock, $1 par value, 2015 – 448.9 shares and 2014 – 448.9 shares	449	449
Paid-in capital	6,251	6,245
Retained earnings	4,656	4,409
Accumulated other comprehensive loss	(5,358)	(4,646)
	5,998	6,457
Less: Common stock held in treasury, at cost, 2015 – 34.347 shares and 2014 – 28.734 shares	1,649	1,342
Total Shareholders’ Equity	4,349	5,115
Noncontrolling interests	121	148
Total Equity	4,470	5,263
Total Liabilities and Equity	$31,981	$28,684
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net earnings (loss)	$739	$408
Depreciation, amortization and cost of timber harvested	980	1,068
Deferred income tax provision, net	101	(139)
Restructuring and other charges	219	865
Pension plan contributions	(750)	(353)
Impairment of business	186	—
Equity (earnings) loss, net	(84)	64
Periodic pension expense, net	350	290
Other, net	132	66
Changes in current assets and liabilities
Accounts and notes receivable	(166)	(214)
Inventories	(221)	(118)
Accounts payable and accrued liabilities	77	(49)
Interest payable	24	16
Other	3	29
Cash Provided By (Used For) Operations	1,590	1,933
Investment Activities
Invested in capital projects	(998)	(961)
Proceeds from spinoff	—	385
Investment in Special Purpose Entities	(198)	—
Proceeds from sale of fixed assets	32	49
Other	(35)	(31)
Cash Provided By (Used For) Investment Activities	(1,199)	(558)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(505)	(891)
Issuance of common stock	2	59
Issuance of debt	2,440	1,970
Reduction of debt	(2,202)	(1,762)
Change in book overdrafts	15	20
Dividends paid	(503)	(451)
Acquisition of redeemable noncontrolling interest	—	(114)
Debt tender premiums paid	(211)	(269)
Other	—	(4)
Cash Provided By (Used For) Financing Activities	(964)	(1,442)
Cash Included in Assets Held for Sale	(143)	—
Effect of Exchange Rate Changes on Cash	(61)	(17)
Change in Cash and Temporary Investments	(777)	(84)
Cash and Temporary Investments
Beginning of period	1,881	1,802
End of period	$1,104	$1,718
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
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Business Combinations
In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, "Business Combinations - Simplifying the Accounting for Measurement Period Adjustments." This ASU provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this guidance.
Inventory
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measure using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
Cloud Computing Arrangements
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
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
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method; however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date by one year making the guidance effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the provisions of this guidance. Early adoption will be permitted as of the original effective date in ASU 2014-09.
NOTE 3 - EQUITY
A summary of the changes in equity for the nine months ended September 30, 2015 and 2014 is provided below:

	Nine Months Ended September 30,
	2015			2014
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$5,115	$148	$5,263	$8,105	$179	$8,284
Issuance of stock for various plans, net	204	—	204	221	—	221
Repurchase of stock	(505)	—	(505)	(891)	—	(891)
Common stock dividends ($1.20 per share in 2015 and $1.05 per share in 2014)	(513)	—	(513)	(462)	—	(462)
Xpedx spinoff	—	—	—	(313)	—	(313)
Acquisition of redeemable noncontrolling interests	—	—	—	47	—	47
Remeasurement of redeemable noncontrolling interest	—	—	—	(6)	—	(6)
Comprehensive income (loss)	48	(27)	21	115	(18)	97
Ending Balance, September 30	$4,349	$121	$4,470	$6,816	$161	$6,977

NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended September 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2015	$(2,993)	$(1,905)	$12	$(4,886)
Other comprehensive income (loss) before reclassifications	14	(562)	(8)	(556)
Amounts reclassified from accumulated other comprehensive income	72	—	7	79
Net Current Period Other Comprehensive Income (Loss)	86	(562)	(1)	(477)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	5	—	5
Balance, September 30, 2015	$(2,907)	$(2,462)	$11	$(5,358)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the three-month period ended September 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2014	$(2,087)	$(553)	$12	$(2,628)
Other comprehensive income (loss) before reclassifications	(1)	(475)	1	(475)
Amounts reclassified from accumulated other comprehensive income	60	(17)	(7)	36
Net Current Period Other Comprehensive Income (Loss)	59	(492)	(6)	(439)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	2	—	2
Balance, September 30, 2014	$(2,028)	$(1,043)	$6	$(3,065)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents changes in AOCI for the nine-month period ended September 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2015	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	12	(955)	(2)	(945)
Amounts reclassified from accumulated other comprehensive income	215	—	12	227
Net Current Period Other Comprehensive Income	227	(955)	10	(718)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	6	—	6
Balance, September 30, 2015	$(2,907)	$(2,462)	$11	$(5,358)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the nine-month period ended September 30, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2014	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(104)	(382)	17	(469)
Amounts reclassified from accumulated other comprehensive income	181	(17)	(6)	158
Net Current Period Other Comprehensive Income	77	(399)	11	(311)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	5	—	5
Balance, September 30, 2014	$(2,028)	$(1,043)	$6	$(3,065)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.
The following table presents details of the reclassifications out of AOCI for the three-month and nine-month periods ended September 30:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended September 30		Nine Months Ended September 30,
	2015	2014	2015	2014
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(9)	$(4)	$(25)	$(13)	(b)	Cost of products sold
Actuarial gains (losses)	(108)	(95)	(326)	(284)	(b)	Cost of products sold
Total pre-tax amount	(117)	(99)	(351)	(297)
Tax (expense) benefit	45	39	136	116
Net of tax	(72)	(60)	(215)	(181)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	17	—	17		Net (gains) losses on acquisition of business
Tax (expense)/benefit	—	—	—	—
Net of tax	—	17	—	17

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(12)	10	(19)	6	(c)	Cost of products sold
Total pre-tax amount	(12)	10	(19)	6
Tax (expense)/benefit	5	(3)	7	—
Net of tax	(7)	7	(12)	6
Total reclassifications for the period	$(79)	$(36)	$(227)	$(158)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended September 30		Nine Months Ended September 30,
In millions, except per share amounts	2015	2014	2015	2014
Earnings (loss) from continuing operations	$220	$339	$760	$425
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$220	$339	$760	$425
Average common shares outstanding	415.1	425.3	418.7	429.9
Effect of dilutive securities (a)
Restricted stock performance share plan	2.4	3.3	3.2	3.7
Stock options	—	—	—	0.1
Average common shares outstanding – assuming dilution	417.5	428.6	421.9	433.7
Basic earnings (loss) from continuing operations per common share	$0.53	$0.80	$1.81	$0.99
Diluted earnings (loss) from continuing operations per common share	$0.53	$0.79	$1.80	$0.98

(a)	Securities are not included in the table in periods when antidilutive.
NOTE 6 - RESTRUCTURING AND OTHER CHARGES
2015: During the three months ended September 30, 2015, restructuring and other charges totaling $25 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended September 30, 2015
In millions
Timber monetization restructuring	$17
Sale of Carolina Coated Bristols brand and the Riegelwood mill conversion costs	7
Other	1
Total	$25
During the three months ended June 30, 2015, restructuring and other charges totaling $194 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended June 30, 2015
In millions
Early debt extinguishment costs	$207
Sale of Carolina Coated Bristols brand and the Riegelwood mill conversion costs	(14)
Other	1
Total	$194
2014: During the three months ended September 30, 2014, restructuring and other charges totaling $24 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended September 30, 2014
In millions
Courtland mill shutdown (a)	$3
Early debt extinguishment costs	13
EMEA packaging restructuring	5
Other	3
Total	$24

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

(a)
During 2013, the Company deferred accelerating depreciation for certain assets as we evaluated possible alternative uses by one of our other businesses. During the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $430 million and approximately $36 million of accelerated depreciation related to these assets during the first and second quarters of 2014, respectively. Other components of the second quarter of 2014 Courtland mill shutdown cost include site closure costs of $7 million, and severance charges of $6 million. Other components of the first quarter of 2014 Courtland mill shutdown cost include site closure costs of $30 million, severance charges of $15 million and $20 million of other non-cash charges. Components of the third quarter 2014 Courtland mill shutdown cost include severance charges of $2 million.

NOTE 7 - ACQUISITIONS AND JOINT VENTURES
Orsa IP
2014: On April 8, 2014, the Company acquired the remaining 25% of shares of Orsa International Paper Embalagens S.A. (Orsa IP) from its joint venture partner, Jari Celulose, Papel e Embalagens S.A. (Jari), a Grupo Jari company, for approximately $127 million, of which $105 million was paid in cash with the remaining $22 million held back pending satisfaction of certain indemnification obligations by Jari. An additional $11 million, which was initially not included in the purchase price, was placed in an escrow account pending resolution of certain open matters. During the third quarter of 2014, these open matters were successfully resolved, which resulted in $9 million being paid out of escrow to Jari and correspondingly added to the final purchase consideration. The remaining $2 million was released back to the Company. During the second quarter of 2014, the Company reversed the $168 million of Redeemable noncontrolling interest included on the March 31, 2014 consolidated balance sheet with the net difference between this balance and the 25% purchase price being reflected as an increase to Retained earnings on the consolidated balance sheet.
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
All current and historical operating results for xpedx are included in Discontinued operations, net of tax, in the consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the xpedx spinoff for the three months and nine months ended September 30, 2014 in the consolidated statement of operations:

In millions	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net Sales	—	$2,604
Cost and Expenses
Cost of products sold	—	2,309
Selling and administrative expenses	—	191
Depreciation, amortization and cost of timber harvested	—	9
Distribution expenses	—	69
Restructuring and other charges	(11)	24
Other, net	—	3
Earnings (Loss) Before Income Taxes and Equity Earnings	11	(1)
Income tax provision (benefit)	(3)	—
Discontinued Operations, Net of Taxes (a)	$14	$(1)

(a)
These amounts, along with net income of $2 million and a net loss of $3 million related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations for the three and nine months ended September 30, 2014, respectively.

Total cash provided by operations related to xpedx of $29 million for the nine months ended September 30, 2014 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by investing activities related to xpedx of $3 million for the nine months ended September 30, 2014 is included in Cash Provided By (Used for) Investment Activities in the consolidated statement of cash flows.
Other Divestitures and Impairments
The Company announced on October 8, 2015 that it had signed a definitive agreement with the Company's Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd., to sell its 55% interest in the IP Asia Coated Paperboard (IP-Sun JV) business within the Company's Consumer Packaging segment for RMB 149 million (approximately USD $23 million). A determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which is the agreed upon selling price. As a result, a pre-tax charge of $186 million was recorded during the three months ended September 30, 2015 in the Company's Consumer Packaging segment to write down the long-lived assets of this business to their estimated fair value. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $208 million and $238 million, respectively, and for the three months and nine months ended September 30, 2014, $11 million and $33 million, respectively. The 2015 losses include the third quarter pre-tax impairment charge of $186 million ($125 million after taxes). The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $9 million and $19 million, respectively, and for the three months and nine months ended September 30, 2014, $2 million and $7 million, respectively. The assets related to the IP-Sun JV, totaling $1.095 billion are included in Assets held for sale in current assets in the accompanying consolidated balance sheet at September 30, 2015. The liabilities of the IP-Sun JV, totaling $943 million are included in Liabilities held for sale in current liabilities in the accompanying consolidated balance sheet at September 30, 2015. The table below reflects the major asset and liability categories of IP-Sun JV's balance sheet as consolidated in International Paper's balance sheet as of September 30, 2015.

The IP-Sun JV will be deconsolidated from International Paper's consolidated balance sheet following the completion of the sale, which was deemed effective on October 13, 2015.

In millions	September 30, 2015
Total current assets	$620
Plants, properties and equipment	479
Goodwill	117
Deferred Charges and Other Assets	65
1,281
Impairment Charge	(186)
Total assets	$1,095

Payables and other short-term liabilities	$564
Debt	373
Other long-term liabilities	6
Total liabilities	943
Shareholder's equity	56
Noncontrolling interest	96
Total equity	152
Total liabilities and equity	$1,095
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

In millions	September 30, 2015	December 31, 2014
Temporary investments	$611	$1,480

Accounts and Notes Receivable

In millions	September 30, 2015	December 31, 2014
Accounts and notes receivable, net:
Trade	$2,631	$2,860
Other	201	223
Total	$2,832	$3,083

Inventories

In millions	September 30, 2015	December 31, 2014
Raw materials	$416	$494
Finished pulp, paper and packaging	1,263	1,273
Operating supplies	560	562
Other	101	95
Total	$2,340	$2,424
Depreciation Expense

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Depreciation expense	$309	$333	$919	$986

Valuation Accounts

Certain valuation accounts were as follows:

In millions	September 30, 2015	December 31, 2014
Accumulated depreciation	$20,455	$20,340
Allowance for doubtful accounts	71	82
There was no material activity related to asset retirement obligations during either of the three months or nine months ended September 30, 2015 or 2014.

Interest

Cash payments related to interest were as follows:

	Nine Months Ended September 30,
In millions	2015	2014
Interest payments	$471	$503

Amounts related to interest were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Interest expense (a)	$158	$172	$481	$512
Interest income (a)	17	14	59	47
Capitalized interest costs	5	5	19	17

(a)
Interest expense and interest income exclude approximately $7 million and $25 million for the three months and nine months ended September 30, 2015 and $10 million and $29 million for the three months and nine months ended September 30, 2014, respectively related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 13).

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill
The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2015:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2015
Goodwill	$3,396	$2,234		$1,784	$7,414
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
	3,296	357		120	3,773
Reclassifications and other (b)	(73)	(96)		(120)	(289)
Additions/reductions	(1)	(11)	(c)	—	(12)
Balance as of September 30, 2015
Goodwill	3,322	2,127		1,664	7,113
Accumulated impairment losses (a)	(100)	(1,877)		(1,664)	(3,641)
Total	$3,222	$250		$—	$3,472

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)
Represents the effects of foreign currency translations and reclassifications as well as a reclassification to Assets held for sale of $117 million in Consumer Packaging due to the pending sale of our equity interest in IP-Sun JV.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles
Identifiable intangible assets comprised the following:

	September 30, 2015		December 31, 2014
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$494	$156	$561	$157
Non-compete agreements	70	55	74	53
Tradenames, patents and trademarks	60	51	61	44
Land and water rights	32	5	81	9
Fuel and power agreements	5	3	5	3
Software	21	20	23	22
Other	40	23	43	21
Total	$722	$313	$848	$309
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Amortization expense related to intangible assets	$16	$19	$45	$55
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, as follows:

	Nine Months Ended September 30,
In millions	2015	2014
Income tax payments, net	$118	$193
The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2015:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2014	$(158)	$(41)
Activity for three months ended March 31, 2015	8	7
Activity for the three months ended June 30, 2015	—	(1)
Activity for three months ended September 30, 2015	1	2
Balance at September 30, 2015	$(149)	$(33)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $40 million during the next 12 months.

Included in the Company’s income tax provisions for the nine months ended September 30, 2015 and 2014, are $109 million and $351 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2015	2014
Special items	$(70)	$(360)
Tax-related adjustments:
Return to Accrual	23	—
Internal restructurings	(62)	—
State legislative changes	—	10
Other	—	(1)
Income tax provision (benefit) related to special items	$(109)	$(351)
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
CERCLA and State Actions
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remedial costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $97 million in the aggregate at September 30, 2015.
Cass Lake: One of the matters referenced above is a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the United States Environmental Protection Agency (EPA) a remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $47 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment (NRDA). It is premature to predict the outcome of the NRDA or to estimate a loss or range of loss, if any, which may be incurred.
Other Remediation Costs
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $40 million at September 30, 2015. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for $79 million in costs purportedly expended by plaintiffs as of the filing of the complaint and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR was a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for costs plaintiffs seek to recover. This is the subject of a separate trial, which commenced September 24, 2015. We are unable to predict the outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (San Jacinto Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River from waste impoundments that are part of the San Jacinto River Superfund Site. In November 2014, International Paper secured a zero liability jury verdict. Harris County appealed the verdict in April 2015, and that appeal is pending. In October 2015, the Company settled for an immaterial amount a lawsuit related to the San Jacinto Superfund Site brought by approximately 400 local fishermen seeking medical monitoring and damages.The Company is defending one additional lawsuit related to the San Jacinto Superfund Site in which approximately 400 individuals allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
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

Gypsum: Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints alleged a conspiracy or agreement beginning on or before September 2011. The alleged classes were all persons who purchased gypsum board directly or indirectly from any defendant. The complainants sought to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. In February 2015, we executed a definitive agreement to settle these cases for an immaterial amount, and this settlement received final court approval and was paid in the third quarter of 2015. In March 2015, several homebuilders filed an antitrust action in the United States District Court for the Northern District of California alleging that they purchased gypsum board and making similar allegations to those contained in the above settled proceeding. The Company intends to dispute the allegations made and to vigorously defend that lawsuit and any lawsuit brought by any purported class member that elected to opt out of the settlement.

In addition, in September 2013, similar purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. In May 2015, we reached an agreement in principle to settle these Canadian cases, as well as a similar action filed in British Columbia, Canada, for an immaterial amount. This settlement in principle is subject to negotiation and execution of a definitive settlement agreement, which would then be subject to court approval.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, labor and employment, contracts, sales of property, intellectual property, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of the lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.
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
During 2006, International Paper contributed the Timber Notes to newly formed special purpose entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed special purpose entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the nine months ended September 30, 2015 and the year ended December 31, 2014.
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
Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provided that International Paper had, and intended to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper had offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at December 31, 2014, and despite the offset treatment, these remained debt obligations of International Paper. Remaining borrowings of $50 million at December 31, 2014 are included in Long-term debt in the accompanying consolidated balance sheet. Additional debt related to the above transaction of $107 million is included in Notes payable and current maturities of long-term debt at December 31, 2014.

The use of the Entities facilitated the monetization of the credit enhanced Timber Notes in a cost effective manner by increasing borrowing capacity and lowering the interest rate, while providing for the offset accounting treatment described above. Additionally, the monetization structure preserved the tax deferral that resulted from the 2006 forestlands sales.

Based on an analysis of the Entities under ASC 810, "Consolidation," that considers the potential magnitude of the variability in the structures and which party has a controlling financial interest, International Paper determined that it was not the primary beneficiary of the Entities at December 31, 2014, and therefore, did not consolidate its investments in the Entities. The Company also determined that the source of variability in the structures is the value of the Timber Notes, the assets most significantly impacting the structures' economic performance. The credit quality of the Timber Notes is supported by irrevocable letters of credit obtained by the Timber Note issuers. International Paper analyzed which party had control over the economic performance of each Entity, and concluded International Paper did not have control over significant decisions surrounding the Timber Notes and letters of credit and therefore was not the primary beneficiary at December 31, 2014. The Company’s maximum exposure to loss at December 31, 2014 equaled the principal amount of the Timber Notes; however, an analysis performed by the Company concluded the likelihood of this exposure was remote.

In order to extend the 2006 monetization structure and maintain the long-term nature of the $1.4 billion deferred tax liability, we initiated a series of actions during the third quarter of 2015. First, International Paper acquired the Class A interests in the Investor Entities from a third party for $198 million in cash. As a result, International Paper became the owner of all of the Class A and Class B interests in the Entities and became the primary beneficiary of the Entities. The assets and liabilities of the Entities, primarily consisting of the Timber Notes and third party bank loans, were recorded at fair value as of the acquisition date of the Class A interests.
Subsequent to purchasing the Class A interests in the Investor Entities, International Paper restructured the Entities, which resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the 2015 Financing Entities). As part of the restructuring, the Timber Notes held by the Borrower Entities, subject to the third party bank loans, were contributed to the 2015 Financing Entities along with approximately $150 million in International Paper debt obligations, approximately $600 million in cash and approximately $130 million in demand loans from International Paper, and certain Entities were liquidated. As a result of these transactions, International Paper began consolidating the 2015 Financing Entities during the third quarter of 2015.
The Timber Notes are shown in Financial assets of special purpose entities on the accompanying consolidated balance sheet and mature in August 2016 unless extended for an additional five years. These notes are supported by approximately $4.8 billion of irrevocable letters of credit. The 2015 Financing Entities used $630 million in cash to pay down a portion of the existing third party bank loans and refinanced these loans on nonrecourse terms. As a result of the refinancing, the 2015 Financing Entities have approximately $4.2 billion of loans shown in Nonrecourse financial liabilities of special purpose entities on the accompanying consolidated balance sheet. These loans mature in May 2016, are nonrecourse to the Company, and are secured by approximately $4.8 billion of Timber Notes, the irrevocable letters of credit supporting the Timber Notes and approximately $150 million of International Paper debt obligations. The $150 million of International Paper debt obligations are eliminated in the consolidation of the 2015 Financing Entities and are not reflected in the Company’s consolidated balance sheet. The Company has begun the process to refinance the nonrecourse loans for an additional term of approximately five years and extend the Timber Notes in accordance with their terms for an additional term of approximately five years. These extensions are expected to be completed during the fourth quarter of 2015. The purchase of the Class A interests and subsequent restructuring described above facilitated the refinancing of the third party bank loans on nonrecourse terms. The transactions described in this paragraph result in continued long-term classification of the $1.4 billion deferred tax liability recognized in connection with the 2006 forestlands sale.
As of September 30, 2015, the fair value of the Timber Notes and loans is $4.84 billion and $4.24 billion, respectively. The Timber Notes and loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Revenue (a)	$9	$10	$27	$29
Expense (a)	19	18	56	54
Cash receipts (b)	11	10	21	22
Cash payments (c)	20	36	56	73

(a)
The net expense related to the Company’s interest in the Entities is included in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above. After formation of the 2015 Financing Entities, the revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.

(b)
The cash receipts are equity distributions from the Entities to International Paper prior to the formation of the 2015 Financing Entities. After formation of the 2015 Financing Entities, cash receipts are interest received on the Financial assets of special purpose entities.

(c)
The cash payments are interest payments on the associated debt obligations of the Entities discussed above. After formation of the 2015 Financing Entities, the payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of September 30, 2015, the fair value of the notes was $2.09 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of September 30, 2015, the fair value of this debt was $1.98 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Revenue (a)	$7	$6	$20	$19
Expense (b)	7	6	20	19
Cash receipts (c)	1	2	5	5
Cash payments (d)	5	4	13	13

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million and $14 million for the three and nine months ended September 30, 2015 and 2014, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million and $5 million for the three and nine months ended September 30, 2015 and 2014, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Early debt reductions (a)	$90	$262	$1,479	$1,301
Pre-tax early debt extinguishment costs	1	13	208	275

(a)
Reductions related to notes with interest rates ranging from 4.75% to 5.85% with original maturities from 2019 to 2030 and from 4.75% to 9.38% with original maturities from 2015 to 2027 for the three months ended September 30, 2015 and 2014, respectively, and from 4.70% to 9.38% with original maturities from 2015 to 2030 and from 4.75% to 9.38% with original maturities from 2018 to 2029 for the nine months ended September 30, 2015 and 2014, respectively.

In September 2015, International Paper borrowed $300 million under a receivable securitization facility at a rate of 0.90%. Subsequent to September 30, 2015, International Paper fully repaid the $300 million borrowed.
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
At September 30, 2015, the fair value of International Paper’s $9.6 billion of debt was approximately $10.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2015	December 31, 2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	—	166
British pounds / Brazilian real - Forward	1	5
European euro / Brazilian real - Forward	2	9
European euro / Polish zloty - Forward	187	280
Mexican peso / U.S. dollar - Forward	203	—
U.S. dollar / Brazilian real - Forward	24	125
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	17	230
Derivatives Not Designated as Hedging Instruments:
Electricity contract (in Megawatt Hours)	1	—
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (b)
European euro / British pounds - Forward	28	—
European euro / U.S. dollar - Forward	18	—
Indian rupee / U.S. dollar - Forward	31	43
Mexican peso / U.S. dollar - Forward	64	187
U.S. dollar / Brazilian real - Forward	—	11
Interest rate contracts (in USD)	38	—

(a)	These contracts had maturities of three years or less as of September 30, 2015.

(b)	These contracts had maturities of one year or less as of September 30, 2015.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Foreign exchange contracts	$(8)	$1	$(2)	$17
Total	$(8)	$1	$(2)	$17
During the next 12 months, the amount of the September 30, 2015 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $2 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(7)	$7	$(12)	$6	Cost of products sold
Total	$(7)	$7	$(12)	$6

	Gain (Loss) Recognized							Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended September 30			Nine Months Ended September 30,
In millions	2015	2014		2015		2014
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$(1)		$3		$—		Interest expense, net
Debt	—	1		(3)		—		Interest expense, net
Total	$—	$—		$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$(7)	$(2)		$(6)		$1		Cost of products sold
Foreign exchange contracts	(1)	(1)		(3)		(1)		Cost of products sold
Interest rate contracts	2	3	(a)	11	(b)	10	(c)	Interest expense, net
Total	$(6)	$—		$2		$10

(a) Excluding gain of $1 million related to debt reduction recorded to Restructuring and other charges.
(b) Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.
(c) Excluding gain of $7 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

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
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$6	(a)	$16	(b)	$9	(c)	$14	(c)
Total derivatives designated as hedging instruments	$6		$16		$9		$14
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$6	(f)	$2	(c)
Foreign exchange contracts	—		1	(e)	—		2	(c)
Interest rate contracts	1	(d)	—		—		—
Total derivatives not designated as hedging instruments	$1		$1		$6		$4
Total derivatives	$7		$17		$15		$18

(a)	Includes $5 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $14 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(d)	Included in Deferred charges and other assets in the accompanying consolidated balance sheet.

(e)	Included in Other current assets in the accompanying consolidated balance sheet.

(f)	Includes $3 million recorded in Other accrued liability and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair value of derivative instruments containing credit risk-related contingent features in a net liability position was $1 million as of September 30, 2015 and December 31, 2014, respectively. The Company was not required to post any collateral as of September 30, 2015 or December 31, 2014. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Service cost	$40	$35	$120	$108
Interest cost	149	150	448	450
Expected return on plan assets	(196)	(190)	(588)	(571)
Actuarial loss	107	94	322	280
Amortization of prior service cost	11	7	33	23
Settlement	15	—	15	—
Net periodic pension expense	$126	$96	$350	$290
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made cash contributions of $750 million and $353 million to the qualified pension plan in the first nine months of 2015 and 2014, respectively. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $57 million for the nine months ended September 30, 2015.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. As of September 30, 2015, 16.1 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Total stock-based compensation expense (selling and administrative)	$27	$29	$86	$81
Income tax benefits related to stock-based compensation	—	2	89	89
At September 30, 2015, $158 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.
Performance Share Plan
During the first nine months of 2015, the Company granted 1.9 million performance units at an average grant date fair value of $53.25.
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
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $(9) million and $97 million for the three months and nine months ended September 30, 2015, respectively, and $(70) million and $(58) million for the three months and nine months ended September 30, 2014, respectively, for Ilim. At September 30, 2015 and December 31, 2014, the Company's investment in Ilim was $194 million and $170 million, respectively, which was $160 million and $158 million, respectively, more than the

Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $41 million and $132 million for the three months and nine months ended September 30, 2015, respectively, and $44 million and $156 million for the three months and nine months ended September 30, 2014, respectively.
Sales by industry segment for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Industrial Packaging	$3,642	$3,754	$10,889	$11,247
Printing Papers	1,258	1,453	3,735	4,280
Consumer Packaging	809	876	2,384	2,548
Corporate and Intersegment Sales	(18)	(32)	(86)	(401)
Net Sales	$5,691	$6,051	$16,922	$17,674
Operating profit by industry segment for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30,
In millions	2015		2014		2015		2014
Industrial Packaging	$553		$527	(b)	$1,549		$1,517	(b)
Printing Papers	179		177	(c)	389		(164)	(c)
Consumer Packaging	(153)	(a)	77	(d)	(60)	(a)	127	(d)
Operating Profit	579		781		1,878		1,480
Interest expense, net	(141)		(152)	(e)	(422)		(459)	(e)
Noncontrolling interests/equity earnings adjustment (f)	(6)		(2)		(10)		—
Corporate items, net	(10)		(3)		(27)		(16)
Restructuring and other charges	(17)		(18)		(220)		(281)
Non-operating pension expense	(76)		(54)		(198)		(159)
Earnings (loss) from continuing operations before income taxes and equity earnings	$329		$552		$1,001		$565
Equity earnings (loss), net of taxes – Ilim	$(9)		$(70)		$97		$(58)

(a)
Includes a charge of $186 million for the three months and nine months ended September 30 ,2015 for asset write-offs associated with the announced definitive agreement to sell our 55% equity share in the IP-Sun JV, a net expense of $7 million and a net gain of $7 million for the three months and nine months ended September 30, 2015, respectively, related to the sale of the Carolina Coated Bristols brand and the Riegelwood mill conversion to 100% pulp production, and a charge of $1 million and $2 million for the three months and nine months ended September 30, 2015, respectively, for costs associated with the Coated Paperboard sheet plant closures.

(b)
Includes charges of $1 million and $15 million for the three months and nine months ended September 30, 2014, respectively, for integration costs associated with the acquisition of Temple-Inland, a net gain of $5 million for the nine months ended September 30, 2014 associated with our Brazil Packaging business, charges of $35 million for the three months and nine months ended September 30, 2014 for costs associated with a multi-employer pension plan withdrawal liability, charges of $5 million for the three months and nine months ended September 30, 2014 for costs associated with the restructuring of our EMEA packaging business, and charges of $1 million and $3 million for the three months and nine months ended September 30, 2014, respectively, for other items.

(c)
Includes charges of $3 million and $547 million for the three months and nine months ended September 30, 2014, respectively, for costs associated with the shutdown of our Courtland Mill, a gain of $20 million (including $2 million of interest income) for the three months and nine months ended September 30, 2014 for the resolution of a legal contingency for India, and charges of $32 million (including $8 million of interest expense) for the three months and nine months ended September 30, 2014 for costs associated with a foreign tax amnesty program.

(d)	Includes charges of $2 million and $4 million for the three months and nine months ended September 30, 2014, respectively, for costs associated with the Coated Paperboard sheet plant closures.

(e)	Excludes net interest expense of $6 million that is included in the Printing Papers segment operating profit for the three months and nine months ended September 30, 2014.

(f)
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
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.97 in the third quarter of 2015, compared with 2015 second-quarter earnings of $0.97 and 2014 third-quarter earnings of $0.95. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.53 in the third quarter of 2015, compared with $0.54 in the second quarter of 2015 and $0.83 in the third quarter of 2014.

We delivered strong earnings in the 2015 third quarter driven by continued strength in our North American Industrial Packaging business. The 2015 third quarter results reflect the continued headwind associated with a strengthened US dollar relative to foreign currencies in key markets in which we operate. Foreign exchange translation had a negative impact on year-over-year revenues but due to various offsets it did not result in a significant impact to earnings. During the 2015 third quarter, we successfully completed the restructuring of the 2006 timber monetization to achieve our objectives of reducing risk and preserving financial flexibility, while maintaining the deferral of $1.4 billion of deferred income taxes. Shortly after the end of the 2015 third quarter, we announced the signing of a definitive agreement to sell our 55% interest in the IP-Sun JV.

Operating earnings for the 2015 third quarter were relatively flat as compared to the 2015 second quarter. While we had solid operating performance during the 2015 third quarter, we also experienced higher input costs primarily in the areas of energy, recycled corrugated and rail transportation. Maintenance outages were significantly lower on a sequential quarter basis driven by lower outages in our North American Industrial Packaging and North American Printing Papers businesses. Volumes were relatively flat versus the prior quarter with the seasonal volume increase in our Brazil Printing Papers business being offset by lower volumes in our North American Industrial Packaging business due to lower containerboard export tons. Pricing was impacted by lower containerboard export pricing in our North American Industrial Packaging business due to the stronger US dollar. Finally, our Ilim joint venture experienced continued solid operational performance coupled with increased volumes. Ilim’s 2015 third quarter results were significantly impacted by unfavorable non-cash foreign currency movements primarily associated with Ilim’s U.S. dollar denominated net debt.

Looking ahead to the 2015 fourth quarter, we expect relatively stable volumes across much of our business but anticipate some decline in our North American Industrial Packaging business associated with three less shipping days in the quarter along with seasonally lower specialty sales. We expect some seasonal increase in volume in our Brazil Printing Papers business. Pricing should be relatively stable across most of our businesses with the exception of a less favorable seasonal mix across our North American Printing Papers, Pulp and Industrial Packaging businesses. Operational costs are expected to be a headwind in the 2015 fourth quarter due to the impact of flooding on two of our South Carolina mills along with seasonal increases in our North American Industrial Packaging and Printing Papers businesses. Input costs should be relatively stable outside of higher energy costs for our North American Industrial Packaging and Printing Papers businesses associated with the move into the colder winter months. Maintenance outage costs will increase in the 2015 fourth quarter as the 2015 third quarter represents the low point in terms of cost. For our Ilim joint venture, we expect operating earnings to benefit from seasonally higher volumes offset by lower average pulp prices and higher input costs. Equity earnings from our Ilim joint venture will also be impacted by the absence of the positive impact from foreign currency movements driven by Ilim’s U.S. dollar denominated net debt, assuming no significant movement in the value of the Russian ruble subsequent to the end of the 2015 third quarter.

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

	Three Months Ended September 30		Three Months Ended June 30,
	2015	2014	2015
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.97	$0.95	$0.97
Non-operating pension per share	(0.11)	(0.08)	(0.07)
Special items per share	(0.33)	(0.08)	(0.36)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.53	0.79	0.54
Discontinued operations per share	—	0.04	—
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.53	$0.83	$0.54
RESULTS OF OPERATIONS
For the third quarter of 2015, International Paper Company reported net sales of $5.7 billion, compared with $5.7 billion in the second quarter of 2015 and $6.1 billion in the third quarter of 2014.
Net earnings attributable to International Paper totaled $220 million, or $0.53 per share, in the 2015 third quarter. This compared with $355 million, or $0.83 per share, in the third quarter of 2014 and $227 million or $0.54 per share, in the second quarter of 2015.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$400
$300
$200
$100
$0
$339
($62)
($7)
$3
$26
($20)
$7
$61
$8
($18)
($13)
($104)
$220
Q3 2014
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
Q3 2015

Earnings from continuing operations attributable to International Paper Company were $220 million in the third quarter of 2015 compared with $339 million in the third quarter of 2014 and $227 million in the second quarter of 2015. Compared with the third quarter of 2014, the 2015 third quarter reflects lower operating costs ($3 million), lower raw material and freight costs ($26 million), lower corporate and other items ($7 million) and lower net interest expense ($8 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($62 million), lower sales volumes ($7 million), higher mill maintenance outage costs ($20 million), higher tax expense ($18 million) reflecting a higher estimated tax rate and higher non-operating pension expense ($13 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $61 million higher in the 2015 third quarter than in the 2014 third quarter. Net special items in the 2015 third quarter were a loss of $141 million compared with a loss of $37 million in the 2014 third quarter.
Compared with the second quarter of 2015, earnings benefited from lower operating costs ($23 million), lower mill maintenance outage costs ($71 million), lower corporate and other items ($13 million) and lower net interest expense ($2 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($21 million), higher raw material and freight costs ($15 million), and higher non-operating pension expense ($15 million). Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $75 million versus the 2015 second quarter. Net special items in the 2015 third quarter were a loss of $141 million compared with a loss of $151 million in the 2015 second quarter.
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
The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	September 30		June 30,
In millions	2015	2014	2015
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$220	$339	$227
Add back (deduct):
Income tax provision (benefit)	106	147	110
Equity (earnings) loss, net of taxes	13	72	(62)
Noncontrolling interests, net of taxes	(10)	(6)	(9)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	329	552	266
Interest expense, net	141	152	144
Noncontrolling interests / equity earnings included in operations	6	2	5
Corporate items	10	3	8
Special items	17	18	203
Non-operating pension expense	76	54	50
	$579	$781	$676
Industry Segment Operating Profit:
Industrial Packaging	$553	$527	$528
Printing Papers	179	177	101
Consumer Packaging	(153)	77	47
Total Industry Segment Operating Profit	$579	$781	$676

Industry Segment Operating Profit

Segment Operating Profit
(in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$781
($88)
($10)
$4
$37
($29)
$19
($135)
$579
Q3 2014
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Other
Special Items
Q3 2015

Total industry segment operating profits of $579 million in the 2015 third quarter were lower than the $781 million in the 2014 third quarter and the $676 million in the 2015 second quarter. Compared with the third quarter of 2014, operating profits in the current quarter benefited from lower operating costs ($4 million), lower raw material and freight costs ($37 million) and lower other costs ($19 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($88 million), lower sales volumes ($10 million), and higher mill outage costs ($29 million). Special items were a loss of $194 million in the 2015 third quarter compared with a loss of $59 million in the 2014 third quarter.
Compared with the second quarter of 2015, operating profits benefited from lower operating costs ($34 million), lower mill outage costs ($106 million) and lower other items ($25 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($32 million) and higher raw material and freight costs ($23 million). Special items were a loss of $194 million in the 2015 third quarter compared with a gain of $13 million in the 2015 second quarter.
During the 2015 third quarter, International Paper took approximately 217,000 tons of downtime of which approximately 106,000 tons were market-related compared with approximately 130,000 tons of downtime, which included about 69,000 tons that were market-related, in the 2014 third quarter. During the 2015 second quarter, International Paper took approximately 313,000 tons of downtime of which approximately 59,000 tons were market-related. Market-related downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In thousands of short tons	2015	2014	2015	2014
Industrial Packaging
North American Corrugated Packaging	2,609	2,618	7,717	7,767
North American Containerboard	783	755	2,375	2,264
North American Recycling	588	537	1,788	1,850
North American Saturated Kraft	37	49	112	143
North American Gypsum/Release Kraft	46	49	125	129
North American Bleached Kraft	6	7	17	21
EMEA Industrial Packaging	340	331	1,039	1,023
Asian Box	93	102	260	295
Brazilian Packaging	78	76	228	238
Industrial Packaging	4,580	4,524	13,661	13,730
Printing Papers
U.S. Uncoated Papers	485	506	1,404	1,479
EMEA and Russian Uncoated Papers	364	362	1,110	1,122
Brazilian Uncoated Papers	294	278	783	821
Indian Uncoated Papers	55	58	182	173
Uncoated Papers	1,198	1,204	3,479	3,595
Market Pulp (b)	446	471	1,291	1,312
Consumer Packaging
North American Consumer Packaging	371	396	1,080	1,129
EMEA Coated Paperboard	96	91	284	253
Asian Coated Paperboard	339	332	958	1,007
Consumer Packaging	806	819	2,322	2,389

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

Discontinued Operations
See discussion in Note 8 to the financial statements.
Income Taxes
An income tax provision of $106 million was recorded for the 2015 third quarter. Excluding a benefit of $70 million related to the tax effects of special items and a benefit of $30 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 33% for the quarter.
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
Interest Expense and Corporate Items
Net interest expense for the 2015 third quarter was $141 million compared with $144 million in the 2015 second quarter and $158 million ($152 million excluding special items net interest expense reported in the Printing Papers business segment) in the 2014 third quarter.
Corporate items, net, were $10 million in the 2015 third quarter compared with $8 million in the 2015 second quarter, and $3 million in the 2014 third quarter.

Restructuring and Other Charges
During the three months and nine months ended September 30, 2015, restructuring and other charges totaling $25 million before taxes ($16 million after taxes) and $219 million before taxes ($141 million after taxes), respectively, were recorded. During the three months and nine months ended September 30, 2014, restructuring and other charges totaling $24 million before taxes ($15 million after taxes) and $830 million before taxes ($508 million after taxes), respectively, were recorded. See discussion in Note 6 to the financial statements for further details.
BUSINESS SEGMENT OPERATING RESULTS
The following presents business segment discussions for the third quarter of 2015.
Industrial Packaging

	2015			2014
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,642	$3,694	$10,889	$3,754	$3,800	$11,247
Operating Profit	553	528	1,549	527	537	1,517
Industrial Packaging net sales for the third quarter of 2015 were 1% lower than in the second quarter of 2015 and 3% lower than in the third quarter of 2014. Operating profits in the third quarter of 2014 included a charge of $35 million for costs associated with a multi-employer pension plan withdrawal liability, charges of $1 million for integration costs associated with the Temple-Inland acquisition, charges of $5 million related to the restructuring of our EMEA Packaging business and net charges of $1 million for other items. Excluding these items, operating profits in the third quarter of 2015 were 5% higher than in the second quarter of 2015 and 3% lower than the third quarter of 2014.
North American Industrial Packaging net sales were $3.2 billion in the third quarter of 2015 compared with $3.2 billion in the second quarter of 2015 and $3.2 billion in the third quarter of 2014. Operating profits were $557 million in the third quarter of 2015 compared with $533 million in the second quarter of 2015 and $535 million ($570 million excluding pension plan withdrawal liability charges, Temple-Inland acquisition costs and a gain related to box plant closures) in the third quarter of 2014.
Sales volumes for boxes in the third quarter of 2015 were slightly lower than in the second quarter of 2015, reflecting seasonally decreased market demand partially offset by one more shipping day. Containerboard shipments to the domestic market were flat, while shipments to the export market decreased. Total maintenance and market-related downtime decreased 51,000 tons from 201,000 tons to 150,000 tons which reflects a decrease of 74,000 tons for maintenance downtime partially offset by an increase of 23,000 tons for market-related downtime. Average sales margins for boxes were stable, while average sales price realizations for export containerboard decreased. Input costs were higher, primarily for recycled fiber and rail shipping rates. Planned maintenance downtime costs were $66 million lower in the 2015 third quarter compared with the 2015 second quarter. Operating costs were higher.
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 were flat for boxes, reflecting stable market demand and an equal number of shipping days. Sales volumes for shipments of containerboard to export markets were lower. Total maintenance and market-related downtime was 33,000 tons higher in the third quarter of 2015 which includes an increase of 24,000 tons for maintenance downtime and an increase of 9,000 tons for market-related downtime. Average sales price realizations were lower, primarily for Euro-denominated shipments of containerboard to export markets. Average sales margins for boxes were also lower. Input costs decreased for natural gas and freight fuel surcharges, but increased for recycled fiber, wood and rail shipping rates. Planned maintenance downtime costs were $4 million higher in the third quarter of 2015 compared with the third quarter of 2014.
Entering the fourth quarter of 2015, sales volumes are expected to be lower for boxes, reflecting higher daily shipments but three fewer shipping days. Input costs are expected to be slightly higher for energy and chemicals, partially offset by lower costs for recycled fiber and wood. Planned maintenance downtime costs should be $34 million higher.
EMEA Industrial Packaging net sales were $262 million in the third quarter of 2015 compared with $277 million in the second quarter of 2015 and $310 million in the third quarter of 2014. Operating profits were $1 million in the third quarter of 2015 compared with $4 million in the second quarter of 2015 and a loss of $1 million (a gain of $4 million excluding restructuring costs) in the third quarter of 2014.
Sales volumes for boxes in the third quarter of 2015 were seasonally lower than in the second quarter of 2015, particularly in Spain and Morocco. Average sales margins decreased, reflecting higher board costs and an unfavorable mix. Input costs for energy were slightly higher, but were offset by lower distribution costs.

Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 were higher, reflecting growing market demand in the Euro-zone. Average sales margins decreased due to higher input costs for board in Europe. Input costs for energy were favorable, while distribution costs were lower due to a favorable geographic mix.
Looking ahead to the fourth quarter of 2015, sales volumes are expected to be seasonally higher. Average sales margins are expected to increase reflecting planned box sales price increases and a more favorable mix. Operating costs will be higher due to increased volumes and higher maintenance costs.
Brazilian Industrial Packaging net sales were $55 million in the third quarter of 2015 compared with $63 million in the second quarter of 2015 and $88 million in the third quarter of 2014. Operating profits were a loss of $4 million in the third quarter of 2015 compared with a loss of $7 million in the second quarter of 2015 and a loss of $2 million in the third quarter of 2014.
Sales volumes in the third quarter of 2015 were lower than in the second quarter of 2015 due to continuing weak economic conditions. Average sales margins were slightly higher due to a more favorable product mix. Input costs were lower for wood, recycled fiber and pulp. Planned maintenance downtime costs were $2 million lower in the third quarter of 2015 which included an outage at the Paulinia mill compared with the second quarter of 2015 which included outages at the Franco Da Rocha and Nova Campina mills
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 decreased due to continued poor economic conditions. Average sales price realizations were stable, while input costs were slightly higher. Planned maintenance downtime costs were $3 million lower in the third quarter of 2015.
Looking ahead to the fourth quarter of 2015, sales volumes are expected to be seasonally higher, primarily for boxes, although the weak economic conditions are expected to continue. Average sales price realizations are also expected to improve due to the realization of containerboard sales price increases announced during the third quarter. Input costs should be lower for recycled fiber. Operating costs should reflect the impact of cost reduction initiatives.
Asian Industrial Packaging net sales were $150 million in the third quarter of 2015 compared with $149 million in the second quarter of 2015 and $146 million in the third quarter of 2014. Operating profits were a loss of $1 million in the third quarter of 2015 compared with a loss of $2 million in the second quarter of 2015 and a loss of $5 million (a loss of $3 million excluding restructuring costs) in the third quarter of 2014.
Sales volumes for boxes in the third quarter of 2015 were higher than in the second quarter of 2015 although market demand remains soft. Competitive pressure on sales prices negatively impacted average sales margins. Compared with the third quarter of 2014, corrugated box sales volumes in the third quarter of 2015 were lower. Average sales margins also decreased due to competitive pressure and weak economic conditions. Distribution sales decreased slightly in the third quarter of 2015 compared with the second quarter of 2015, but were significantly higher than in the third quarter of 2014. Operating profits in the fourth quarter of 2015 are expected to continue to be affected by the difficult market conditions. Sales volumes are expected to decrease, while average sales prices are forecasted to be stable.
On October 8, 2015, the Company announced that it was pursuing strategic options for its corrugated box business in China and South East Asia and had signed a non-binding letter of intent with a prospective buyer.
Printing Papers

	2015			2014
In millions	3nd Quarter	2nd Quarter	Nine Months	3nd Quarter	2nd Quarter	Nine Months
Sales	$1,258	$1,249	$3,735	$1,453	$1,421	$4,280
Operating Profit	179	101	389	177	69	(164)
Printing Papers net sales for the third quarter of 2015 were 1% higher than in the second quarter of 2015 and 13% lower than in the third quarter of 2014. Operating profits in the third quarter of 2014 included charges of $3 million for costs associated with the closure of our Courtland mill, charges of $32 million for costs associated with a foreign tax amnesty program and a gain of $20 million for the resolution of a legal contingency in India. Excluding these items, operating profits in the third quarter of 2015 were 77% higher than in the second quarter of 2015 and 7% lower than in the third quarter of 2014.
North American Printing Papers net sales were $500 million in the third quarter of 2015 compared with $471 million in the second quarter of 2015 and $529 million in the third quarter of 2014. Operating profits were $81 million in the third quarter of 2015 compared with $31 million in the second quarter of 2015 and $72 million ($75 million excluding mill closure costs) in the third quarter of 2014.
Sales volumes in the third quarter of 2015 increased compared with the second quarter of 2015 reflecting seasonally higher market demand for uncoated freesheet paper in the domestic market. However, average sales price realizations for uncoated freesheet paper were lower in the domestic market. Input costs were flat. Planned maintenance downtime costs in the third quarter of 2015, which included no outages, were $30 million lower than in the second quarter of 2015 which included outages at the Ticonderoga and Eastover mills. Manufacturing operating costs were lower.
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 were lower in total due to the Courtland mill closure, but shipments to the domestic market increased. Average sales price realizations for domestic sales of uncoated freesheet paper were lower. Input costs were lower, primarily for energy. Planned maintenance downtime costs in the third quarter of 2015 were flat compared with the third quarter of 2014. Operating costs were favorable.
Entering the fourth quarter of 2015, sales volumes are expected to be seasonally weaker for uncoated freesheet paper in the North American market, but this may be partially mitigated by the impact of the preliminary countervailing and anti-dumping duties on certain imports. Average sales price realizations are expected to be stable. Input costs are expected to be slightly higher for energy, chemicals and wood. Planned maintenance downtime costs should be $30 million higher with outages scheduled at the Riverdale and Eastover mills in the fourth quarter. Operating earnings are expected to be negatively impacted by costs associated with the flooding in South Carolina in early October.
In January 2015, the United Steelworkers, Domtar Corporation, Packaging Corporation of America, Finch Paper LLC and P. H. Glatfelter Company (the “Petitioners”) filed an anti-dumping petition before the United States International Trade Commission and the United States Department of Commerce ("DOC") alleging that paper producers in China, Indonesia, Australia, Brazil, and Portugal are selling uncoated free sheet paper ("the Products") in sheet form in violation of international trade rules. The Petitioners also filed a countervailing-duties petition with these agencies regarding imports of uncoated free sheet paper in sheet form from China and Indonesia. In June 2015, the DOC announced its decision to impose countervailing duties on imports of the Products to the United States from certain producers from China and Indonesia. In August 2015, the DOC announced its decision to impose anti-dumping duties on imports of the Products to the United States from certain producers from Australia, Brazil, China, Indonesia and Portugal. The United States agencies will continue their investigations of these claims, and final determinations on both the anti-dumping and countervailing duties investigations are expected in the first quarter of 2016. We are monitoring the investigations and complying as requested. At this stage of the investigations, the impact on our global businesses is uncertain, but is unlikely to have a material, adverse effect on our consolidated financial statements.
European Printing Papers net sales were $284 million in the third quarter of 2015 compared with $312 million in the second quarter of 2015 and $365 million in the third quarter of 2014. Operating profits were $30 million in the third quarter of 2015 compared with $20 million in the second quarter of 2015 and $44 million in the third quarter of 2014.
Compared with the second quarter of 2015, sales volumes for uncoated freesheet paper in the third quarter of 2015 were lower in Europe, while sales volumes for Russia reflected higher sales to export markets. Sales volumes for pulp were slightly higher in both Europe and Russia. Average sales price realizations for uncoated freesheet paper were flat in Russia and improved during the quarter in Europe. Input costs were slightly lower for wood, but higher for energy in Russia, but flat in Europe. Planned maintenance downtime costs were $8 million lower in the third quarter of 2015 which included outages at the Kwidzyn mill compared with outages at the Saillat and Svetogorsk mills in the second quarter of 2015. Manufacturing operating costs were lower.
Sales volumes for uncoated freesheet paper in the third quarter of 2015 were stable compared with the third quarter of 2014. Sales volumes for pulp were slightly higher in Europe, but lower in Russia. Average sales price realizations increased in Russian rubles for uncoated freesheet paper in Russia, while average sales price realizations in Europe were slightly lower. Lower input costs for wood, chemicals and energy in Europe partially offset higher input costs for wood, energy and chemicals in Russia. Planned maintenance downtime costs were $13 million higher in the third quarter of 2015.
Looking forward to the fourth quarter of 2015, sales volumes for uncoated freesheet paper are expected to be higher. Average sales price realizations for uncoated freesheet paper are expected to increase in both Europe and Russia. Input costs are expected to be higher in Russia, primarily for wood, chemicals and freight, while costs are expected to be flat in Europe. Planned maintenance downtime costs should be $14 million lower in the fourth quarter of 2015 which includes no scheduled outages.
Brazilian Printing Papers net sales were $219 million in the third quarter of 2015 compared with $210 million in the second quarter of 2015 and $266 million in the third quarter of 2014. Operating profits were $56 million in the third quarter of 2015, $35 million in the second quarter of 2015 and $26 million ($58 million excluding costs associated with a foreign tax amnesty program) in the third quarter of 2014.
Sales volumes in the third quarter of 2015 increased compared with the second quarter of 2015 due to seasonally higher demand in the Brazilian domestic market despite continuing weak economic conditions. Average sales price realizations were up in the domestic market due to the partial realization of an announced price increase for cutsize paper, but average sales price realizations to other Latin American markets declined. Average sales margins were impacted by a favorable geographic mix.

Input costs increased for wood and purchased pulp. Manufacturing operating costs were higher. Planned maintenance downtime costs were $2 million higher in the third quarter of 2015 which included outages at the Mogi Guacu and Tres Lagoas mills compared with the second quarter of 2015 which had no outages.
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 increased despite weak economic conditions. Average sales price realizations were flat. Input costs were higher for energy and wood. Planned maintenance downtime costs were $2 million higher than in the third quarter of 2014.
Entering the fourth quarter of 2015, sales volumes are expected to be seasonally stronger for uncoated freesheet paper in the domestic market, but will continue to be impacted by the weak Brazilian economy. Average sales price realizations are expected to be higher reflecting the full realization of previously announced price increases for cutsize paper and offset paper in the domestic Brazilian market. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be lower, primarily for wood. Planned maintenance outage costs should be $2 million lower in the fourth quarter with no outages scheduled.
Indian Printing Papers net sales were $39 million in the third quarter of 2015 compared with $45 million in the second quarter of 2015 and $44 million in the third quarter of 2014. Operating profits were a loss of $4 million in the third quarter of 2015, a loss of $3 million in the second quarter of 2015 and a gain of $15 million (a loss of $5 million excluding a gain related to the resolution of a legal contingency) in the third quarter of 2014.
Compared with the second quarter of 2015, sales volumes in the third quarter of 2015 were lower due to supply constraints resulting from a planned maintenance outage and the required shut down during government festivals at the Rajahmundry mill. Average sales price realizations were flat for domestic sales, but were slightly higher for export sales. Input costs were lower for fiber and chemicals, while operating costs increased. Planned maintenance outage costs were $1 million higher in the third quarter of 2015 than in the second quarter of 2015. Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 decreased. Average sales price realizations were flat, while input costs were lower. Planned maintenance outage costs were flat.
Looking ahead to the fourth quarter of 2015, market demand is expected to be seasonally stronger. Average sales margins should remain stable. Input costs for fiber are expected to be slightly lower. Planned maintenance downtime costs are expected to be $1 million lower with no outages scheduled in the fourth quarter of 2015.
U.S. Market Pulp net sales were $216 million in the third quarter of 2015 compared with $211 million in the second quarter of 2015 and $235 million in the third quarter of 2014. Operating profits were $16 million in the third quarter of 2015 compared with $18 million in the second quarter of 2015 and $20 million in the third quarter of 2014.
Sales volumes in the third quarter of 2015 compared with the second quarter of 2015 increased for market pulp, but were flat for fluff pulp. Average sales price realizations were slightly lower for fluff pulp and softwood pulp, but higher for hardwood pulp. Average sales margins were lower due to a less favorable product mix. Operating costs were lower. Input costs decreased, primarily for energy and wood. Planned maintenance downtime costs in the third quarter of 2015, which included an outage at the Franklin mill, were $4 million higher than in the second quarter of 2015, which included an outage at the Riegelwood mill.
Compared with the third quarter of 2014, sales volumes were lower in the third quarter of 2015 as lower volumes for softwood pulp were partially offset by higher fluff pulp shipments. Average sales price realizations were lower. Input costs decreased for energy, while operating costs were flat. Planned maintenance downtime costs were $1 million higher in the third quarter of 2015.
Entering the fourth quarter of 2015, sales volumes for both fluff and market pulp are expected to be seasonally higher. Average sales price realizations are expected to be lower and average margins should reflect a less favorable product mix. Input costs are expected to be slightly higher. Planned maintenance downtime costs should be $9 million lower in the fourth quarter of 2015 with outages scheduled at the Pensacola and Eastover mills.
Consumer Packaging

	2015			2014
In millions	3nd Quarter	2nd Quarter	Nine Months	3nd Quarter	2nd Quarter	Nine Months
Sales	$809	$797	2,384	876	$843	2,548
Operating Profit	(153)	47	(60)	77	33	127
Consumer Packaging net sales in the third quarter of 2015 were 2% higher than in the second quarter of 2015 and 8% lower than in the third quarter of 2014. Operating profits in the third quarter of 2015 included a charge of $186 million to impair the assets of the IP-Sun JV related to the announced definitive agreement to sell our 55% equity ownership of the business. Also, the third quarter of 2015 and the second quarter of 2015 included a net expense of $7 million and a net gain of $14 million, respectively, related to the sale of the Carolina Coated Bristols brand and costs associated with the conversion of our Riegelwood mill to 100% pulp production and expenses of $1 million and $1 million, respectively, related to sheet plant closures. Operating profits in the third quarter of 2014 included costs of $2 million related to sheet plant closures. Excluding these items, operating profits in the third quarter of 2015 were 21% higher than in the second quarter of 2015 and 48% lower than in the third quarter of 2014.
North American Consumer Packaging net sales in the third quarter of 2015 were $494 million compared with $500 million in the second quarter of 2015 and $528 million in the third quarter of 2014. Operating profits were $22 million ($30 million excluding a net loss related to the sale of the Carolina Coated Bristols brand, Riegelwood mill conversion costs and sheet plant closure costs) in the third quarter of 2015 compared with $40 million ($27 million excluding a net gain related to the sale of the Carolina Coated Bristols brand, the conversion of the Riegelwood mill and sheet plant closure costs) in the second quarter of 2015 and $50 million ($52 million excluding sheet plant closure costs) in the third quarter of 2014.
Coated Paperboard sales volumes in the third quarter of 2015 were lower than in the second quarter of 2015 reflecting weaker market demand for folding carton board and printing bristols board. The business took about 29,000 tons of market related downtime in the 2015 third quarter compared with about 4,000 tons in the 2015 second quarter. Average sales margins were lower reflecting lower average sales price realizations for folding carton board and platestock and a less favorable sales mix. Operating costs were lower due to improved performance. Planned maintenance downtime costs were $8 million lower in the 2015 third quarter which included the beginning of an outage at the Texarkana mill compared with the 2015 second quarter which had an outage at the Riegelwood mill. Input costs were lower for wood, but higher for energy.
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 were lower. The business took no market related downtime in the third quarter of 2014. Average sales price realizations were slightly lower due to competitive pressures. Input costs were lower, primarily for energy and chemicals, partially offset by higher wood costs. Planned maintenance downtime costs were $1 million higher in the third quarter of 2015. Operating costs were higher.
Foodservice sales volumes in the third quarter of 2015 were slightly higher than in the second quarter of 2015. Average sales prices decreased due to the pass through of lower resin costs. Average sales margins were also slightly impacted by a less favorable product mix. Operating costs increased as a result of the volume growth and costs associated with the start-up of the expansion of our Kenton, Ohio plant. Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 increased. Average sales margins decreased reflecting lower average sales price realizations and a less favorable product mix, partially offset by lower resin costs.
Looking forward to the fourth quarter of 2015, coated paperboard sales volumes are expected to be slightly lower. Average sales margins are expected to increase reflecting a more favorable customer mix. Planned maintenance downtime costs which include the completion of the outage at the Texarkana mill should be $12 million higher in the fourth quarter of 2015 than in the third quarter of 2015. Input costs are expected to be slightly lower, primarily for wood. Foodservice sales volumes are expected to be seasonally higher. Average sales margins are expected to increase due to lower resin costs and a more favorable product mix.
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
European Consumer Packaging net sales were $80 million in the third quarter of 2015 compared with $75 million in the second quarter of 2015 and $94 million in the third quarter of 2014. Operating profits in the third quarter of 2015 were $20 million compared with $16 million in the second quarter of 2015 and $27 million in the third quarter of 2014.
Sales volumes in the third quarter of 2015 compared with the second quarter of 2015 were higher in both Europe and Russia. Average sales margins in Europe decreased, reflecting lower sales price realizations partially offset by a more favorable mix. Input costs were flat. Planned maintenance outages were $3 million higher in the third quarter of 2015 which included an outage at the Kwidzyn mill. Operating costs were lower, primarily in Russia. Compared with the third quarter of 2014, sales volumes increased in both Europe and Russia. Average sales price realizations and average sales margins were stable. Planned maintenance downtime costs were $5 million higher in the third quarter of 2015 compared with the third quarter of 2014 which included no outages. Input costs in Europe decreased for wood, while in Russia, wood costs increased.
Entering the fourth quarter of 2015, sales volumes are expected to be higher. Average sales margins are expected to increase reflecting higher average sales prices in Russia and a more favorable mix in both Europe and Russia. Planned maintenance downtime costs are expected to be $5 million lower with no outages scheduled in the fourth quarter. Input costs are expected to be slightly higher, primarily in Russia.

Asian Consumer Packaging net sales were $235 million in the third quarter of 2015, $222 million in the second quarter of 2015 and $254 million in the third quarter of 2014. Operating profits were a loss of $195 million (a loss of $9 excluding an asset impairment charge) in the third quarter of 2015 compared with a loss of $9 million in the second quarter of 2015 and about breakeven in the third quarter of 2014. Compared with the second quarter of 2015, sales volumes in the third quarter of 2015 were seasonally higher, but continued to be impacted by soft demand and competitive conditions. Sales prices also remained under pressure due to the over-supplied market conditions, but average sales margins improved reflecting a more favorable mix. Input costs and operating costs were stable. Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 were slightly higher. Average sales margins decreased, reflecting competitive pressures on sales prices and weak economic conditions. Input costs were lower and operating costs also decreased as the result of the implementation of various cost savings and efficiency initiatives.
The Company announced on October 8, 2015 that it had signed a definitive agreement with the Company's Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd., to sell its 55% interest in the IP Asia Coated Paperboard (IP-Sun JV) business within the Company's Consumer Packaging segment for RMB 149 million (approximately USD $23 million). A determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which is the agreed upon selling price. As a result, a pre-tax charge of $186 million was recorded during the three months ended September 30, 2015 in the Company's Consumer Packaging segment to write down the long-lived assets of this business to its estimated fair value. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $208 million and $238 million, respectively, and for the three months and nine months ended September 30, 2014, $11 million and $33 million, respectively. The 2015 losses include the third quarter pre-tax impairment charge of $186 million ($192 million after taxes). The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $9 million and $19 million, respectively, and for the three months and nine months ended September 30, 2014, $2 million and $7 million, respectively. The assets related to the IP-Sun JV, totaling $1.095 billion are included in Assets held for sale in current assets in the accompanying consolidated balance sheet at September 30, 2015. The liabilities of the IP-Sun JV, totaling $943 million are included in Liabilities held for sale in current liabilities in the accompanying consolidated balance sheet at September 30, 2015. The IP-Sun JV will be deconsolidated from International Paper's consolidated balance sheet following the completion of the sale, which was deemed effective on October 13, 2015.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of a loss of $9 million in the third quarter of 2015, compared with a gain of $67 million in the second quarter of 2015 and a loss of $70 million in the third quarter of 2014. In the third quarter of 2015, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $65 million compared with a gain of $27 million in the second quarter of 2015. Compared with the second quarter of 2015, sales volumes in the third quarter of 2015 were flat in total as increased sales of containerboard to the Russian domestic market and hardwood pulp to China were offset by lower sales of softwood pulp to China and sales of all product lines to other export markets. Average sales price realizations increased for export sales of hardwood pulp and domestic sales of cutsize paper, but were about flat for export sales of softwood pulp and board. Input costs for wood decreased, but were more than offset by higher costs for energy and distribution. Operating costs were lower and planned maintenance downtime costs were $2 million lower in the third quarter of 2015 compared with the second quarter of 2015. The Company received cash dividends from the joint venture of $35 million during the third quarter of 2015.
Compared with the third quarter of 2014, sales volumes in the third quarter of 2015 reflected increased sales of softwood and hardwood pulp to China and paper in the Russian domestic market, partially offset by lower sales of softwood pulp in the domestic market. Average sales price realizations were higher, primarily for export sales of hardwood pulp and domestic sales of cutsize paper, partially offset by lower average sales price realizations for export sales of softwood pulp. Input costs for wood, chemicals, energy and distribution increased. Operating costs were higher. An after-tax foreign exchange loss of $82 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the third quarter of 2014. The Company received cash dividends from the joint venture of $56 million during the third quarter of 2014.
Looking forward to the fourth quarter of 2015, sales volumes are expected to improve. Average sales price realizations are expected to decrease compared with the third quarter of 2015 particularly for export sales of softwood pulp. Input costs are expected to be higher for wood. There are no planned maintenance outages in the fourth quarter so downtime costs are expected to be about $7 million lower than in the third quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.6 billion for the first nine months of 2015, compared with $1.9 billion for the comparable 2014 nine-month period. Earnings from operations adjusted for non-cash charges and cash pension plan contributions were $1.9 billion for the first nine months of 2015 compared to $2.3 billion for the first nine months of 2014. Cash used for working capital components totaled $283 million for the first nine months of 2015 compared to $336 million for the comparable 2014 nine-month period.
The Company generated free cash flow of approximately $1.3 billion in the first nine months of both 2015 and 2014. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.
The following is a reconciliation of free cash flow to cash provided by operations:

	Nine Months Ended September 30,
In millions	2015	2014
Cash provided by operations	$1,590	$1,933
Adjustments:
Cash invested in capital projects	(998)	(961)
Cash contribution to pension plan	750	353
Free Cash Flow	$1,342	$1,325
Investments in capital projects totaled $998 million in the first nine months of 2015 compared to $961 million in the first nine months of 2014. Full-year 2015 capital spending is currently expected to be approximately $1.5 billion, or about 105% of depreciation and amortization expense for our current businesses.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Early debt reductions (a)	$90	$262	$1,479	$1,301
Pre-tax early debt extinguishment costs	1	13	208	275

(a)
Reductions related to notes with interest rates ranging from 4.75% to 5.85% with original maturities from 2019 to 2030 and from 4.75% to 9.38% with original maturities from 2015 to 2027 for the three months ended September 30, 2015 and 2014, respectively, and from 4.70% to 9.38% with original maturities from 2015 to 2030 and from 4.75% to 9.38% with original maturities from 2018 to 2029 for the nine months ended September 30, 2015 and 2014, respectively.

Financing activities for the first nine months of 2015 included a $238 million net increase in debt versus a $208 million net increase in debt during the comparable 2014 nine-month period.
As discussed in Note 13 to the consolidated financial statements, during the third quarter of 2015, the Company restructured the 2006 timber monetization. The restructuring resulted in the use of $198 million in cash to buyout the third party investor and $630 million in cash to pay down a portion of the third party bank loans and refinance the loans on nonrecourse terms. As a result of the restructuring, the timber notes of $4.85 billion are shown in Financial assets of special purpose entities and bank loans of $4.22 billion are shown in Nonrecourse financial liabilities of special purpose entities in the accompanying consolidated balance sheet.
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
During the first nine months of 2015, International Paper issued approximately 62,477 shares of common stock and used 4.2 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $2 million of cash. International Paper also acquired 9.8 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $504.5 million, including $422.6 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company has repurchased 39.4 million shares at an average price of $47.39, for a total of approximately $1.9 billion, as of September 30, 2015.
During the first nine months of 2014, International Paper issued approximately 1.5 million shares of common stock and used approximately 4.7 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $59 million of cash. International Paper also acquired 19 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $891 million, including $813 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $503 million and $451 million for the first nine months of 2015 and 2014, respectively. Dividends were $1.2000 per share and $1.0500 per share for the first nine months in 2015 and 2014, respectively.
At September 30, 2015, contractual obligations for future payments of debt maturities by calendar year were as follows: $364 million in 2015; $389 million in 2016; $23 million in 2017; $790 million in 2018; $434 million in 2019; $159 million in 2020; and $7.5 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
At September 30, 2015, International Paper’s credit agreements totaled $2.0 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $500 million of uncommitted commercial paper-based financings based on eligible receivable balances ($127 million available at September 30, 2015) under a receivables securitization program that expires in December 2015. In September 2015, International Paper borrowed $300 million under a receivable securitization facility at a rate of 0.90%. Subsequent to September 30, 2015, International Paper fully repaid the $300 million borrowed. During the second quarter of 2014, International Paper borrowed $225 million under a receivable securitization facility at a rate of 0.90%. Prior to June 30, 2014, International Paper fully repaid the $225 million borrowed.
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
The Company has included in its 2014 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2015.
Pension Accounting
Net pension expense totaled approximately $350 million for International Paper’s U.S. plans for the nine months ended September 30, 2015, or about $60 million more than the pension expense for the first nine months of 2014. The increase in U.S. plan expense was due to a decrease in the assumed discount rate to 4.10% in 2015 from 4.65% in 2014, updated mortality assumptions, higher amortization of unrecognized actuarial losses, and a settlement charge in 2015. Net pension expense for non-U.S. plans was about $5 million and $3 million for the first nine months of 2015 and 2014, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2015, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.9 billion, consisting of approximately 46% equity securities, 34% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.

The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flow generated by the Company, and other factors. The Company made a voluntary cash contribution of $750 million to the qualified pension plan in the first nine months of 2015. The contribution was made in order to reduce the Company's funding gap and to add future funding flexibility. The U.S. nonqualified plans are only funded to the extent of benefits paid which are expected to be $62 million in 2015.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and increases in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) successful completion of the expected fourth-quarter 2015 extension of the loan agreements used to monetize the installment notes received in connection with our 2006 sale of forestlands; (viii) the execution of a definitive agreement to sell our corrugated box business in China and South East Asia, and the successful closing of the transaction within the estimated timeframe; (ix) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (x) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A (“Risk Factors”) of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2015 - July 31, 2015	3,175,094	$47.63	3,173,776	$1.13
August 1, 2015 - August 31, 2015	—	—	—	1.13
September 1, 2015 - September 30, 2015	942	43.14	—	1.13
Total	3,176,036

(a)
2,260 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under the Company's $3 billion Share Repurchase Program.

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

INTERNATIONAL PAPER COMPANY (Registrant)

November 5, 2015	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

November 5, 2015	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance and Controller