Form 10-K
period 2015-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2016-02-25
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015) was approximately $21,026,985,885.
The number of shares outstanding of the Company’s common stock as of February 19, 2016 was 411,157,696.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	39
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	40
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	40
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	42
	Consolidated Statement of Operations	44
	Consolidated Statement of Comprehensive Income	45
	Consolidated Balance Sheet	46
	Consolidated Statement of Cash Flows	47
	Consolidated Statement of Changes in Equity	48
	Notes to Consolidated Financial Statements	49
	Interim Financial Results (Unaudited)	83
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	83
ITEM 9A.	CONTROLS AND PROCEDURES.	85
ITEM 9B.	OTHER INFORMATION.	86

PART III.		86

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	86
ITEM 11.	EXECUTIVE COMPENSATION.	86
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	86
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	86
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	87

PART IV.		87

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	87
	Additional Financial Data	87
	Schedule II – Valuation and Qualifying Accounts	90
	SIGNATURES	91
APPENDIX I	2015 LISTING OF FACILITIES	A-1
APPENDIX II	2015 CAPACITY INFORMATION	A-4

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
In the United States, at December 31, 2015, the Company operated 24 pulp, paper and packaging mills, 169 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2015 in Europe, Asia, Africa, India, Latin America and South America included 16 pulp, paper and packaging mills, 67 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through 12 branches in Asia. At December 31, 2015, we owned or managed approximately 335,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into three segments: Industrial Packaging; Printing Papers; and Consumer Packaging. A description of these business segments can be found on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. is also a separate reportable industry segment.
From 2011 through 2015, International Paper’s capital expenditures approximated $6.6 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs and maintain reliability of operations. Capital spending in 2015 was approximately $1.5 billion and is expected to be approximately $1.3 billion in 2016. You can find more information about capital expenditures on page 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found on pages 31 and 32 of Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations.
You can find discussions of restructuring charges and other special items on pages 22 through 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on pages 81 and 82 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on page 82 of Item 8. Financial Statements and Supplementary Data.
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
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 17 through 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.
MARKETING AND DISTRIBUTION
The Company sells packaging products, paper products and other products directly to end users and converters, as well as through agents, resellers and paper distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products are described on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2015, 2014 and 2013 were as follows:
Sales Volumes by Product (1)

In thousands of short tons	2015	2014	2013
Industrial Packaging
North American Corrugated Packaging	10,284	10,355	10,393
North American Containerboard	3,110	3,035	3,273
North American Recycling	2,379	2,459	2,379
North American Saturated Kraft	156	186	176
North American Gypsum/Release Kraft	171	168	157
North American Bleached Kraft	23	26	132
EMEA Industrial Packaging	1,417	1,379	1,342
Asian Box	359	408	416
Brazilian Packaging	305	318	297
Industrial Packaging	18,204	18,334	18,565
Printing Papers
U.S. Uncoated Papers	1,879	1,968	2,508
European and Russian Uncoated Papers	1,493	1,531	1,413
Brazilian Uncoated Papers	1,125	1,141	1,150
Indian Uncoated Papers	241	231	232
Uncoated Papers	4,738	4,871	5,303
Market Pulp (2)	1,736	1,776	1,711
Consumer Packaging
North American Consumer Packaging	1,425	1,486	1,556
European and Russian Coated Paperboard	381	354	355
Asian Coated Paperboard	958	1,358	1,430
Consumer Packaging	2,764	3,198	3,341

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(2)	Includes North American, European and Brazilian volumes and internal sales to mills.

RESEARCH AND DEVELOPMENT
The Company operates its primary research and development center in Loveland, Ohio, as well as several product laboratories. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $27 million in 2015, $16 million in 2014 and $18 million in 2013.
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
ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $93 million in 2015 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. The 2015 spend included costs associated with the U.S. Environmental Protection Agency’s (EPA) Boiler MACT (maximum achievable control technology) regulations. We expect to spend $118 million in 2016 for similar capital projects. Capital expenditures for 2017 environmental projects are anticipated to be approximately $114 million. Capital expenditures for 2018 environmental projects are estimated to be $83 million. On January 31, 2013, EPA issued the final suite of Boiler MACT regulations. These regulations require owners of specified boilers to meet revised air emissions standards for certain substances. Several lawsuits have been filed to challenge all or portions of the Boiler MACT regulations. On December 3, 2015, the U.S. Court of Appeals for the D.C. Circuit heard oral arguments of the petitioners challenging these regulations. As such, the projected capital expenditures for environmental projects represent our current best estimate of future expenditures with the recognition that the Boiler MACT regulations could change as a result of the pending court decision.
In the U.S., revisions to National Ambient Air Quality Standards (NAAQS) for sulfur dioxide (SO2), nitrogen dioxide (NO2), and fine particulate (PM2.5) finalized between 2010 and 2012, and a promulgated revision to the NAAQS for ozone on October 1, 2015, have not had a material impact on the Company. Similarly, regulations addressing specific implementation issues related to the SO2 NAAQS were released in 2015 by the EPA and are being implemented during the next two to four years. Potentially material capital investment may be required in response to these emerging requirements, but evaluations are ongoing.

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

International Efforts

The 1997 Kyoto Protocol established emission reduction obligations for certain countries where the Company had and continues to have operations. Though the Kyoto Protocol expired in 2012, several countries, and most notably the European Union (EU), extended their emissions commitments until 2020. A successor program to the Kyoto Protocol is the subject of on-going international negotiations including a Conference of the Parties (COP21) to the Kyoto Protocol. COP21 took place in December 2015 and although well short of reaching another international agreement, many countries, including the U.S. and EU member states, did establish non-binding emissions reduction targets. The U.S non-binding commitment is for greenhouse gas (GHG) emissions to be 26% to 28% below 2005 GHG emissions levels by 2025. Other countries in which we do business made similar non-binding commitments. The Company’s voluntary GHG reductions, which are set out in the Company’s annual Sustainability Report, are roughly in line with the percentages of the U.S. non-binding commitment. It is not clear at this time what, if any, further reductions by the Company might be required by the countries in which we operate. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of future international agreements on the Company.
To assist member countries in meeting obligations under the Kyoto Protocol, the EU established and continues to operate an Emissions Trading System (EU ETS). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the 2015 non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.
National Efforts
In the U.S., the Kyoto Protocol was not ratified and Congress has not passed GHG legislation. EPA has enacted (i) regulations to control GHGs from mobile sources (through transportation fuel efficiency standards), (ii) New Source Performance Standards (NSPS) for new Electrica Generating Units (EGUs), (iii) regulations requiring reporting of GHGs from sources of GHGs greater than 25,000 tons per year, and (iv) in 2015, requirements for states to develop plans to reduce GHGs from utility electric generating units (EGUs). In 2015, the Company reported to EPA the GHG emissions from 21 of our U.S. manufacturing sites and 9 landfills.
On November 19, 2014, EPA issued a revised draft carbon accounting framework addressing the circumstances under which biomass combustion can be considered carbon neutral. EPA has stated it intends to issue future rulemakings to address how states may use the revised framework in implementing state permit rules and in developing plans for regulating GHGs from utility electric generators. Given the uncertainties regarding the framework and scope of future GHG rulemaking, it is unclear what impacts, if any, EPA’s actions in this area will have on the Company’s operations. To date there have been only minor permitting considerations and no substantive impacts.

In 2013, EPA issued final regulations establishing NSPS for new (EGUs). This regulation is the first of several expected NSPSs that EPA will implement over the coming years. The EPA has not yet identified the pulp and paper industry in the first phase of sectors to be covered by the new standards. However, we anticipate that at some future time pulp and paper sources may be subject to new GHG NSPS rules. It is unclear what impacts, if any, future GHG NSPS rules will have on the Company’s operations.

On August 3, 2015, EPA promulgated the Clean Power Plan (CPP) rule to address climate change by reducing carbon dioxide (CO2) and other designated green house gas pollutant emissions from utility EGUs. In response, states are to develop EGU pollutant reduction plans over the next 1 to 3 years to reduce emissions over the 2022 to 2033 timeframe by about 32 percent from 2005 levels. These plans, or the federal plan that would take effect if the states do not act, pose potential cost increases for electricity purchased by the Company. EPA estimated that the proposed rule would increase purchased electricity prices by less than seven percent, but some utilities are estimating significantly higher price increases from the final rule (11 to 14%, or more). The magnitude of the cost increase to the Company will not be possible to estimate reliably until the plans and the utility industries’ responses are better defined over the next few years. Adding to the uncertainty, states and some industry parties have filed lawsuits challenging the rule, the result of which could materially affect the scope and stringency of the regulations. On February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan.  The stay will remain in effect until final disposition of the case, and as such, the rule’s potential impact on the Company remains unclear.
State, Regional and Local Measures

A few U.S. states have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities, primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. One such state is California. The Company does not have any sites currently subject to California's GHG regulatory plan. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. Although we are monitoring proposed programs in other states, it is unclear what impacts, if any, state-level GHG rules will have on the Company’s operations. Further state measures are under substantive review as they respond to EPA’s 2015 Clean Power Plan and develop an implementation plan over the next 1 to 3 years. The CPP allows significant flexibility in how states develop their plans, so the uncertainty regarding potential impacts will remain high until more specificity is reached and individual power companies develop their compliance strategies.
Summary

Regulation of GHGs continues to evolve in various countries in which we do business. While it is likely that there will be increased governmental action regarding GHGs and climate change, any material impact to the company is not likely to occur before 2020 and at this time it is not reasonably possible to estimate Company costs of compliance with rules that have not yet been adopted or implemented and may not be adopted or implemented in the future. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on International Paper, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. International Paper has controls and procedures in place to stay informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate. We regularly assess whether such legislation or regulation may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.
Additional information regarding climate change and International Paper is available in our Sustainability Report found at http://www.internationalpaper.com/US/ EN/Company/Sustainability/SustainabilityReport.html, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

EMPLOYEES
As of December 31, 2015, we have approximately 56,000 employees, nearly 34,000 of whom are located in the United States. Of the U.S. employees, approximately 26,000 are hourly, with unions representing approximately 14,000 employees. Approximately 11,000 of this number are represented by the United Steelworkers union (USW).
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
During 2015, local labor agreements were negotiated at five mills and 13 converting facilities. In 2016, local labor agreements are scheduled to be negotiated at 29 facilities, including four mills and 25 converting facilities. 26 of these agreements will automatically renew under the terms of the applicable master agreement if new agreements are not reached.

EXECUTIVE OFFICERS OF THE REGISTRANT
Mark S. Sutton, 54, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984.
W. Michael Amick, Jr., 52, senior vice president - North American papers, pulp & consumer packaging since November 1, 2014. Mr. Amick previously served as vice president - president, IP India, from August 2012 to October 31, 2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.
C. Cato Ealy, 59, senior vice president - corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.
William P. Hoel, 59, senior vice president, Container The Americas, since February 2012. Mr. Hoel previously served as vice president, Container The Americas, from 2005 until 2012, senior vice president, corporate sales and marketing, from 2004 until 2005, and vice president, Wood Products, from 2000 until 2004. Mr. Hoel joined International Paper in 1983.
Tommy S. Joseph, 56, senior vice president - manufacturing, technology, EH&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president - manufacturing, technology, EH&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.
Thomas G. Kadien, 59, senior vice president - human resources, government relations & global citizenship, since November 1, 2014. Mr. Kadien previously served as senior vice president - consumer packaging and IP Asia from January 2010 to October 31, 2014, and senior vice president and president - xpedx from 2005 until 2009. Mr. Kadien serves on the board of directors of The Sherwin-Williams Company. Mr. Kadien joined International Paper in 1978.
Glenn R. Landau, 47, senior vice president - president, IP Latin America since November 1, 2014. Mr. Landau previously served as vice president - president IP Latin America from 2013 to October 31, 2014, vice president - investor relations from 2011 to 2013, and vice president and general manager, containerboard and recycling from 2007 to 2011. Mr. Landau joined International Paper in 1991.
Timothy S. Nicholls, 54, senior vice president - industrial packaging since November 1, 2014. Mr. Nicholls previously served as senior vice president - printing and communications papers of the Americas from November 2011 to October 31, 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.
Jean-Michel Ribieras, 53, senior vice president - president, IP Europe, Middle East, Africa & Russia since June 2013. Mr. Ribieras previously served as president - IP Latin America from 2009 until 2013. Mr. Ribieras is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ribieras joined International Paper in 1993.
Carol L. Roberts, 56, senior vice president & chief financial officer since November 2011. Ms. Roberts previously served as senior vice president - industrial packaging from 2008 until 2011 and senior vice president - IP packaging solutions from 2005 until 2008. Ms. Roberts serves on the board of directors of

Alcoa Inc. Ms. Roberts joined International Paper in 1981.
Sharon R. Ryan, 56, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan and the CBPR acquisition in 2008 is presented in Note 11 Commitments and Contingent Liabilities on page 61 of Item 8. Financial Statements and Supplementary Data.
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the execution of a definitive agreement to sell our corrugated box business in China and Southeast Asia, and the successful closing of the transaction within the estimated timeframe; and (viii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. In providing this information in this filing, we are relying on the effectiveness of Ilim's internal control environment. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to the risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2015, International Paper had approximately $9.3 billion of outstanding indebtedness, including $9.3 billion of indebtedness outstanding under our floating and fixed rate notes. There was no indebtedness outstanding under our credit facilities as of December 31, 2015. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
Under the terms of the agreements governing approximately $2.5 billion of our debt as of December 31, 2015, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to Temple-Inland in connection with Temple-Inland's 2007 sales of forestlands may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $840 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 12, Variable Interest Entities, on pages 64 through 66, and Note 10, Income Taxes, on pages 59 through 61, in Item 8. Financial Statements and Supplementary Data for further information.
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
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2015 was $3.6 billion. The amount and timing of future contributions will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates. As described elsewhere in this Annual Report on Form 10-K, during the first half of 2016, former employees who are participants in our pension plan will be able to request early payment of their entire plan benefit in the form of a single lump sum payment. While all payments will be made from the plan's trust assets, the target population has a total liability of $3.0 billion. For further information, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources on page 34.
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Russia, Brazil, Poland, India, and Turkey, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Fluctuations in the value of local currency versus the U.S. dollar, downturns in economic activity, adverse tax consequences, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.
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

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL STATEMENTS. The costs and other effects of pending litigation against us cannot be determined with certainty. Although we do not believe that the outcome of any pending or threatened lawsuits or claims will have a material effect on our business or consolidated financial statements, there can be no assurance that the outcome of any lawsuit or claim will be as expected.
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
WE ARE SUBJECT TO INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers, could become subject to employee error or malfeasance, cyber attacks, or natural disasters. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to internal applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.
CERTAIN OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Certain operations in Russia are carried on by a joint venture, Ilim. In joint ventures, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures.
WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES, DIVESTITURES AND OTHER CORPORATE TRANSACTIONS. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent strategic acquisitions, joint ventures, divestitures and other corporate transactions and to realize the benefits we expect from such transactions, and we are subject to the risk that we may not achieve the expected benefits. Among the benefits we expect from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers placing higher strategic value on such businesses and assets than does International Paper.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2015, the Company owned or managed approximately 335,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (CERFLOR) and the Forest Stewardship Council (FSC).

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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2016 on page 33 and 34, and dispositions and restructuring activities as of December 31, 2015, on pages 20 through 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on page 54 and pages 56 and 57 of Item 8. Financial Statements and Supplementary Data.
ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 61 through 64 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2015 and 2014 are set forth on page 83 of Item 8. Financial Statements and Supplementary Data. As of

the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. As of February 19, 2016, there were approximately 12,705 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2015 - October 31, 2015	—	$—	—	$1.13
November 1, 2015 - November 30, 2015	2,028,004	41.05	2,027,636	1.05
December 1, 2015 - December 31, 2015	404,562	41.80	402,163	1.03
Total	2,432,566

(a)
2,767 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on July 8, 2014.  Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of shares of our common stock.  As of February 19, 2016, approximately $933 million of shares of our common stock remained authorized for purchase under our share repurchase programs.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.
The following graph compares a $100 investment in Company stock on December 31, 2010 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 31, 2010. The graph portrays total return, 2010–2015, assuming reinvestment of dividends.

Return on $100 Investment at YE 2010
Dollars
250
200
150
100
50
0
2010
2011
2012
2013
2014
2015
IP
ROIC Peer Group
S&P 500 index

Note 1: The companies included in the ROIC Peer Group are Domtar Inc., Fibria Celulose S.A., Klabin S.A., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp. MeadWestvaco Corp. and Rock-Tenn Company are included in the ROIC Peer Group results through 2014.
Note 2: Returns are calculated in $USD.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2015		2014		2013		2012		2011
RESULTS OF OPERATIONS
Net sales	$22,365		$23,617		$23,483		$21,852		$19,464
Costs and expenses, excluding interest	20,544		22,138		21,643		20,214		17,528
Earnings (loss) from continuing operations before income taxes and equity earnings	1,266	(b)	872	(d)	1,228	(g)	967	(j)	1,395	(m)
Equity earnings (loss), net of taxes	117		(200)		(39)		61		140
Discontinued operations, net of taxes	—		(13)	(e)	(309)	(h)	77	(k)	82	(n)
Net earnings (loss)	917	(b-c)	536	(d-f)	1,378	(g-i)	799	(j-l)	1,336	(m-o)
Noncontrolling interests, net of taxes	(21)		(19)		(17)		5		14
Net earnings (loss) attributable to International Paper Company	938	(b-c)	555	(d-f)	1,395	(g-i)	794	(j-l)	1,322	(m-o)
FINANCIAL POSITION
Current assets less current liabilities	$2,553		$3,050		$3,898		$3,907		$5,718
Plants, properties and equipment, net	11,980		12,728		13,672		13,949		11,817
Forestlands	366		507		557		622		660
Total assets	30,587		28,684		31,528		32,153		27,018
Notes payable and current maturities of long-term debt	426		742		661		444		719
Long-term debt	8,900		8,631		8,827		9,696		9,189
Total shareholders’ equity	3,884		5,115		8,105		6,304		6,645
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.25		$1.33		$3.85		$1.65		$2.87
Discontinued operations	—		(0.03)		(0.70)		0.17		0.19
Net earnings (loss)	2.25		1.30		3.15		1.82		3.06
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.23		$1.31		$3.80		$1.63		$2.84
Discontinued operations	—		(0.02)		(0.69)		0.17		0.19
Net earnings (loss)	2.23		1.29		3.11		1.80		3.03
Cash dividends	1.640		1.450		1.250		1.088		0.975
Total shareholders’ equity	9.43		12.18		18.57		14.33		15.21
COMMON STOCK PRICES
High	$57.90		$55.73		$50.33		$39.88		$33.01
Low	36.76		44.24		39.47		27.29		21.55
Year-end	37.70		53.58		49.03		39.84		29.60
FINANCIAL RATIOS
Current ratio	1.7		1.6		1.8		1.8		2.2
Total debt to capital ratio	0.71		0.65		0.54		0.62		0.60
Return on shareholders’ equity	20.0%	(b-c)	7.7%	(d-f)	20.2%	(g-i)	11.6%	(j-l)	17.9%	(m-o)
CAPITAL EXPENDITURES	$1,487		$1,366		$1,198		$1,383		$1,159
NUMBER OF EMPLOYEES	56,000		58,000		64,000		65,000		56,000

FINANCIAL GLOSSARY
Current ratio—
current assets divided by current liabilities.
Total debt to capital ratio—
long-term debt plus notes payable and current maturities of long-term debt divided by long-term debt, notes payable and current maturities of long-term debt and total shareholders’ equity.
Return on shareholders’ equity—
net earnings attributable to International Paper Company divided by average shareholders’ equity (computed monthly).
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)	All periods presented have been restated to reflect the xpedx business and the Temple-Inland Building Products business as discontinued operations, if applicable.

2015:

(b) Includes the following pre-tax charges (gains):

In millions	2015
Riegelwood mill conversion costs, net of proceeds from sale of Carolina Coated Bristols brand	$8
Timber monetization restructuring	16
Early debt extinguishment costs	207
IP-Sun JV impairment	174
Brazil Packaging impairment	137
Legal liability reserve adjustment	15
Refund of state tax credits	(4)
Other items	6
Total	$559

(c) Includes the following tax expenses (benefits):

In millions	2015
IP-Sun JV impairment	$(67)
Cash pension contribution	23
Other items	7
Total	$(37)

2014:
(d) Includes the following pre-tax charges (gains):

In millions	2014
Temple-Inland integration	$16
Courtland mill shutdown	554
Early debt extinguishment costs	276
India legal contingency resolution	(20)
Multi-employer pension plan withdrawal liability	35
Foreign tax amnesty program	32
Asia Industrial Packaging goodwill impairment	100
Loss on sale by investee and impairment of investment	47
Other items	12
Total	$1,052
(e) Includes the after-tax operating earnings of the xpedx business prior to the spin-off and the following after-tax charges (gains):

In millions	2014
xpedx spinoff	$16
Building Products divestiture	9
xpedx restructuring	(1)
Total	$24
(f) Includes the following tax expenses (benefits):

In millions	2014
State legislative tax change	$10
Internal restructuring	(90)
Other items	(1)
Total	$(81)

2013:

(g) Includes the following pre-tax charges (gains):

In millions	2013
Temple-Inland integration	$62
Courtland mill shutdown	118
Early debt extinguishment costs	25
Insurance reimbursement related to legal settlement	(30)
Shut down of paper machine at Augusta mill	45
India Papers tradename and goodwill impairment	127
Fair value adjustment of company airplanes	9
Cass Lake environmental reserve	6
Bargain purchase adjustment - Turkey	(13)
Other items	(5)
Total	$344

(h) Includes the after-tax operating earnings of the xpedx business for the full year and the Temple-Inland Building Products business through the date of sale in July 2013. Also includes the following after-tax charges (gains):

In millions	2013
xpedx spinoff	$14
xpedx goodwill impairment	366
Building Products divestiture	19
xpedx restructuring	19
Total	$418
(i) Includes the following tax expenses (benefits):

In millions	2013
Settlement of U.S. federal tax audits	$(744)
Income tax reserve release	(31)
Other items	1
Total	$(774)

2012:

(j) Includes the following pre-tax charges (gains):

In millions	2012
Temple-Inland integration	$164
Early debt extinguishment costs	48
EMEA packaging business restructuring	17
Temple-Inland inventory fair value adjustment	20
Hueneme mill long-lived asset fair value adjustment	62
Containerboard mill divestitures	29
Total	$340

(k) Includes the after-tax operating earnings of the xpedx business and the Temple-Inland Building Products business for the full year. Also includes the following after-tax charges (gains):

In millions	2012
Building Products divestiture	$9
xpedx restructuring	28
Total	$37

(l) Includes the following tax expenses (benefits):

In millions	2012
Internal restructuring	$14
Deferred tax asset adjustment related to Medicare Part D reimbursement	5
Total	$19

2011:
(m) Includes the following pre-tax charges (gains):

In millions	2011
Temple-Inland acquisition costs	$20
Early debt extinguishment costs	32
APPM acquisition costs	18
Reversal of environmental and other reserves related to repurposing at Franklin mill	(24)
Cass Lake environmental reserve	27
North American Shorewood business fixed asset impairment	129
Shorewood business impairment	78
Inverurie, Scotland mill asset impairment	11
Total	$291
(n) Includes the following after-tax charges (gains):

In millions	2011
Gain for earnout provision - sale of Kraft Papers business	$(30)
Tax benefit - Brazilian Coated Papers business sale	(15)
Interest income on tax benefit - Brazilian Coated Papers business sale	(4)
xpedx restructuring	34
Total	$(15)

 (o) Includes the following tax expenses (benefits):

In millions	2011
Internal restructuring	$24
Tax benefit related to reduction of the carrying value of the Shorewood business and write-off of the associated deferred tax liability	(222)
Tax expense for APPM acquisitions costs	9
Release of deferred tax asset valuation allowance	13
Other items	2
Total	$(174)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per diluted share attributable to common shareholders of $3.65 in 2015, compared with $3.00 in 2014, and $3.06 in 2013. Diluted earnings (loss) per share attributable to common shareholders were $2.23 in 2015, compared with $1.29 in 2014 and $3.11 in 2013.

International Paper delivered solid results during 2015 driven by strong margins and earnings in our North American Industrial Packaging business and record performance from the Ilim joint venture. We generated $1.8 billion of free cash flow which enabled the Company to return cash to our shareholders in the form of approximately $500 million in share repurchases and a 10% increase in the quarterly dividend beginning with the 2015 fourth quarter dividend payment. During 2015, we successfully completed the restructuring of the 2006 timber monetization to achieve our objectives of reducing risk and preserving financial flexibility, while maintaining the deferral of $1.4 billion of deferred income taxes. Finally, with respect to our balanced use of cash, we completed a $2 billion bond issue and related tender offer along with making a $750 million voluntary pension contribution.

Our 2015 results reflect the benefits of favorable input costs offset by price and mix declines across our North American businesses. Volumes were generally flat compared to 2014 except for lower volumes in our North American Industrial Packaging business due to lower containerboard export tons. Input costs decreased versus 2014 largely due to lower energy, chemicals and freight costs. Price declined relative to 2014 driven mainly by lower pricing in our North American Industrial Packaging and Printing Papers and Pulp businesses. Our Ilim joint venture generated record results in 2015 driven by improved operations and increased margins. The positive results were partially offset by the unfavorable impact of non-cash foreign currency movements associated with Ilim’s US dollar denominated debt. Finally, during 2015 we completed the divestiture of our interest in the IP-Sun joint venture, generating $23 million in cash proceeds and removing approximately $400 million of debt from our balance sheet upon completion of the deal.

Overall, 2015 reflects solid performance in what continues to be a challenging economic environment. We once again generated returns in excess of our cost of capital while returning cash to our shareholders in the form of increased dividends and share repurchases. Our focus on maximizing free cash flow generation and deploying capital in a way that creates additional value for our shareholders has positioned us for another successful year in 2016.

Looking ahead to the 2016 first quarter, we expect seasonally lower volumes in our North American Industrial Packaging business, with some offset from higher export volume which carries a lower margin. Additionally, we expect seasonally lower volumes in our Brazilian Printing Papers business as the fourth quarter historically represents the strongest volume quarter for this business. Pricing is expected to be lower for our North American Printing Papers and Pulp business, primarily driven by lower pulp prices. Additionally, pricing is expected to be lower in our North American Industrial Packaging business due to lower export pricing and price index changes. We expect price improvements in our EMEA Printing Papers business, including Russia, and Brazilian Printing Papers business following announced price increases although these will be largely offset by inflationary cost pressures. We expect operating performance to be in line with the 2015 fourth quarter with some modest improvement in our North American Industrial Packaging business. Planned maintenance downtime costs should increase, primarily driven by outages in our North American Industrial Packaging and Printing Papers businesses, including costs associated with the Riegelwood mill conversion. Equity earnings from our Ilim joint venture are expected to benefit from strong operations offset by softwood pulp price pressure and normal seasonality. Additionally, we expect Ilim’s earnings to be impacted by the absence of the positive impact from foreign currency movements driven by Ilim’s U.S. dollar denominated debt as we assume no change in foreign currency rates in our outlook.

For the 2016 full year, we continue to face an uncertain macroeconomic environment but believe we are well positioned to deal with whatever the market brings. We will continue to improve our North American Industrial Packaging business by further realizing optimization opportunities during 2016. We expect to complete the Riegelwood mill conversion during first half of 2016 and be fully ramped by the 2016 fourth quarter, initially producing softwood market pulp. Additionally, we will continue executing against our plan to drive profitable growth following the recent expansion within the Foodservice business as well as optimizing commercial opportunities and mix within the North American Printing Papers portfolio. Finally, we will remain focused on maximizing free cash flow generation and deploying that capital in a way that creates additional value for our shareholders.

Free cash flow (a non-GAAP measure) of $1.8 billion generated in 2015 was lower than the $2.1 billion generated in 2014 and even with the $1.8 billion generated in 2013 (see reconciliation on page 30).
Operating Earnings per share attributable to common shareholders of $0.87 in the 2015 fourth quarter were lower than the $0.97 in the 2015 third quarter, but higher than the $0.53 in the 2014 fourth quarter. Diluted earnings (loss) per share attributable to common shareholders were $0.43 in the 2015 fourth quarter, compared with $0.53 in the 2015 third quarter and $0.32 in the 2014 fourth quarter.
Free cash flow of $501 million generated in the 2015 fourth quarter was lower than the $512 million generated in the 2015 third quarter and the $739 million generated in the 2014 fourth quarter (see reconciliation on page 30).
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

	2015	2014	2013
Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.65	$3.00	$3.06
Non-operating pension expense	(0.38)	(0.30)	(0.44)
Special items	(1.04)	(1.39)	1.18
Diluted Earnings (Loss) Per Share from Continuing Operations	2.23	1.31	3.80
Discontinued operations	—	(0.02)	(0.69)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$2.23	$1.29	$3.11

	Three Months Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2014
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.87	$0.97	$0.53
Non-operating pension expense	(0.09)	(0.11)	(0.07)
Special items	(0.35)	(0.33)	(0.12)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.43	0.53	0.34
Discontinued operations	—	—	(0.02)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.43	$0.53	$0.32
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
International Paper operates in three segments: Industrial Packaging, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings (loss) attributable to International Paper Company to its total industry segment operating profit:

In millions	2015	2014	2013
Net Earnings (Loss) Attributable to International Paper Company	$938	$555	$1,395
Deduct – Discontinued operations:
(Earnings) from operations	—	(11)	(109)
Special items (gain) loss	—	24	418
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	938	568	1,704
Add back (deduct):
Income tax provision	466	123	(498)
Equity (earnings) loss, net of taxes	(117)	200	39
Net earnings (loss) attributable to noncontrolling interests	(21)	(19)	(17)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	1,266	872	1,228
Interest expense, net	555	601	612
Noncontrolling interests / equity earnings included in operations	8	2	(1)
Corporate items	36	51	61
Special items:
Restructuring and other charges	238	282	10
Net losses (gains) on sales and impairments of businesses	—	38	—
Non-Operating Pension Expense	258	212	323
	$2,361	$2,058	$2,233
Industry Segment Operating Profit
Industrial Packaging	$1,853	$1,896	$1,801
Printing Papers	533	(16)	271
Consumer Packaging	(25)	178	161
Total Industry Segment Operating Profit	$2,361	$2,058	$2,233
Industry segment operating profits in 2015 included a net loss from special items of $321 million compared with $732 million in 2014 and $336 million in 2013. Operationally, compared with 2014, the benefit from lower input costs ($232 million) was offset by lower average sales price realizations and mix ($226 million), lower sales volumes ($38 million), higher operating costs ($16 million), higher maintenance outage costs ($37 million) and higher other costs ($23 million).

Segment Operating Profit
(in millions)
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,058
($226)
($38)
($16)
$232
($37)
$(23)
$411
$2,361
FY 2014
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Other
Special Items
FY 2015

The principal changes in operating profit by segment were as follows:

•
Industrial Packaging’s profits of $1.9 billion were $43 million lower than in 2014 as the benefit of lower input costs was offset by lower average sales price realizations and mix, lower sales volumes, higher operating costs and higher maintenance outage costs. In addition, 2015 operating profits included a goodwill and trade name impairment charge of $137 million related to our Brazil Packaging business. Operating profits in 2014 included $16 million of costs associated with the integration of Temple-Inland, a goodwill impairment charge of $100 million related to our Asia Industrial Packaging business, a charge of $35 million for costs associated with a multi-employer pension plan withdrawal liability and a net charge of $7 million for other items.

•
Printing Papers’ profits of $533 million represented a $549 million increase in operating profits from 2014. The benefits from lower input costs, lower costs associated with the closure of our Courtland, Alabama mill and lower foreign exchange impact were offset by lower average sales price realizations and mix, lower sales volumes, higher operating costs and higher maintenance outage costs. The 2014 operating loss included a special items charge of $554 million for costs associated with the shutdown of our Courtland, Alabama mill, a gain of $20 million for the resolution of a legal contingency in India and a charge of $32 million for costs associated with a foreign tax amnesty program.

•
Consumer Packaging’s operating loss of $25 million represented a $203 million reduction in operating profits from 2014. The benefits from higher sales volumes, lower planned maintenance downtime costs and lower input costs were offset by lower average sales price realizations and mix, higher operating costs, and higher foreign exchange and other expenses. In addition, 2015 operating profits included an asset impairment charge of $174 million related to the sale of our 55% equity share of the IP-Sun JV in Asia, a net cost of $8 million related to costs to convert our Riegelwood mill to 100% pulp production, net of proceeds from the sale of the Carolina Coated Bristols brand, and $2 million of sheet plant closure costs. Operating profits in 2014 included $8 million of sheet plant closure costs.

Corporate items, net, of $36 million of expense in 2015 were lower than the $51 million of expense in 2014 due to the absence of a one-time non-cash foreign exchange charge related to the administrative restructuring of some international entities in 2014. The decrease in 2014 from the expense of $61 million in 2013 is due to lower pension costs partially offset by the one-time non-cash foreign exchange charge.
Corporate special items, including restructuring and other items and net losses on sales and impairments of businesses were a loss of $238 million in 2015 compared with a loss of $320 million in 2014 and a loss of $4 million in 2013. The loss in 2015 is due to debt premium costs, costs associated with the restructure of our timber monetization and a legal liability reserve adjustment. The loss in 2014 is primarily due to debt extinguishment costs and a loss on the sale of a business by ASG, which was formerly referred to as AGI-Shorewood and in which we hold an investment, and the subsequent partial impairment of our ASG investment.
Interest expense, net, was $555 million in 2015 compared with $607 million ($601 million excluding special items net interest expense reported in the Printing Papers business segment) in 2014 and $612 million in 2013. The decrease in 2015 compared with 2014 is due to lower average interest rates. The decrease in 2014 compared with 2013 also reflects lower average interest rates.
A net income tax provision of $466 million was recorded for 2015, including a tax benefit of $62 million related to internal restructurings, an expense of $23 million for the tax impact of the 2015 cash pension contribution of $750 million and a tax expense of $2 million for other items. The 2014 income tax provision of $123 million includes a tax benefit of $90 million related to internal restructurings and a net tax expense of $9 million for other items. The 2013 income tax benefit of $498 million includes a tax benefit of $770 million associated with the settlement of tax audits and a net tax benefit of $4 million for other items.
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

Liquidity and Capital Resources
For the year ended December 31, 2015, International Paper generated $2.6 billion of cash flow from operations compared with $3.1 billion in 2014 and $3.0 billion in 2013. Cash flow from operations included $750 million, $353 and $31 million of cash pension contributions in 2015, 2014 and 2013, respectively. Capital spending for 2015 totaled $1.5 billion, or 115% of depreciation and amortization expense. Net decreases in debt totaled $74 million. Our liquidity position remains strong, supported by approximately $2.1 billion of credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect to generate strong free cash flow again in 2016 and will continue our balanced use of cash through investments in capital projects, the reduction of total debt, including the Company’s unfunded pension obligation, returning value to shareholders and strengthening our businesses through strategic acquisitions, as appropriate.
Capital spending for 2016 is targeted at $1.3 billion, or about 100% of depreciation and amortization.
Legal
See Note 11 Commitments and Contingent Liabilities on pages 61 through 64 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.
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
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2015, and the major factors affecting these results compared to 2014 and 2013.
RESULTS OF OPERATIONS
For the year ended December 31, 2015, International Paper reported net sales of $22.4 billion, compared with $23.6 billion in 2014 and $23.5 billion in 2013. International net sales (including U.S. exports) totaled $7.8 billion or 35% of total sales in 2015. This compares with international net sales of $9.3 billion in 2014 and $9.5 billion in 2013.
Full year 2015 net earnings attributable to International Paper Company totaled $938 million ($2.23 per share), compared with net earnings of $555 million ($1.29 per share) in 2014 and $1.4 billion ($3.11 per share) in 2013. Amounts in all periods include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2015 were $938 million, including $439 million of net special items charges and $157 million of non-operating pension expense compared with $568 million, including $599 million of net special items charges and $129 million of non-operating pension expense in 2014, and $1.7 billion, including $528 million of net special items gains and $197 million of non-operating pension expense in 2013. Compared with 2014, the benefits from lower input costs, lower corporate and other costs and lower interest expense were offset by lower average sales price realizations and mix, lower sales volumes, higher operating costs, higher maintenance outage costs, and higher tax expense. In addition, 2015 results included higher equity earnings, net of taxes, relating to the Company’s investment in Ilim Holdings, SA.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$1,000
$800
$600
$400
$200
$0
$568
($155)
($27)
($11)
$160
($25)
($17)
$325
$32
($44)
($28)
$160
$938
FY 2014
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Ilim JV
Interest
Taxes
Non-Operating Pension Expense
Special Items
FY 2015

See Industry Segment Results on pages 25 through 30 for a discussion of the impact of these factors by segment.
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
2013:
In 2013, $418 million of net income adjustments were recorded relating to discontinued businesses, including goodwill impairment charges of $366 million associated with the xpedx business, $19 million for costs associated with the restructuring of the xpedx business, $14 million for costs associated with the spin-off of the xpedx business and $19 million for costs associated with the sale of the Temple-Inland Building Products business. Also included are the operating profits for the xpedx business for the full year and for the Temple-Inland Building Products business through the date of sale of July 19, 2013.
Income Taxes
A net income tax provision of $466 million was recorded for 2015, including a tax benefit of $62 million related to internal restructurings, a tax expense of $23 million for the tax impact of the 2015 cash pension contribution of $750 million and a $2 million tax expense for other items. Excluding these items, an $83 million net tax benefit for other special items and a $101 million tax benefit related to non-operating pension expense, the tax provision was $687 million, or 33% of pre-tax earnings before equity earnings.
A net income tax provision of $123 million was recorded for 2014 including a tax benefit of $90 million related to internal restructurings and a net $9 million tax expense for other items. Excluding these items, a $372 million net tax benefit for other special items and a $83 million tax benefit related to non-operating pension expense, the tax provision was $659 million, or 31% of pre-tax earnings before equity earnings.
A net income tax benefit of $498 million was recorded for 2013, including a tax benefit of $770 million related to the settlement of tax audits and a net benefit of $4 million for other items. Excluding these items, a $95 million net tax benefit for other special items and a $126 million tax benefit related to non-operating pension expense, the tax provision was $497 million, or 26% of pre-tax earnings before equity earnings.
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2015, 2014 and 2013 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 30).
Corporate Items and Interest Expense
Corporate items totaled $36 million of expense for the year ended December 31, 2015 compared with $51 million in 2014 and $61 million in 2013. The decrease in 2015 from 2014 reflects the absence of a one-time non-cash foreign exchange charge related to the administrative restructuring of some international entities that occurred in 2014. The decrease in 2014 from 2013 reflects lower pension expenses partially offset by a one-time non-cash foreign exchange charge related to the administrative restructuring of some international entities.
Net corporate interest expense totaled $555 million in 2015, $601 million in 2014 and $612 million in 2013. The decrease in 2015 compared with 2014 reflects lower average interest rates. The decrease in 2014 compared with 2013 also reflects lower average interest rates.
Net earnings attributable to noncontrolling interests totaled a loss of $21 million in 2015 compared with a loss of $19 million in 2014 and a loss of $17 million in 2013. The decrease in 2015 reflects the sale of our equity share of the IP-Sun JV and lower earnings for the Shandong IP & Sun Food Packaging Co., Ltd joint venture in China prior to its divestiture. The decrease in 2014 compared with 2013 reflects the impact of the acquisition of the remaining 25% share of Orsa IP from the joint venture partner.

Special Items
Restructuring and Other Charges
International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) rationalize and realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the assets have occurred. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.
2015: During 2015, corporate restructuring and other charges totaling $242 million before taxes ($155 million after taxes) were recorded. These charges included:

•
a $207 million charge before taxes ($133 million after taxes) for premiums paid on a cash tender offer on outstanding debt (see Note 13 Debt and Lines of Credit on pages 66 and 67 of Item 8. Financial Statements and Supplementary Data),

•	a $16 million charge before taxes ($10 million after taxes) for costs related to the restructuring of our 2006 timber monetization,

•	a $15 million charge before taxes ($9 million after taxes) for legal reserve adjustments, and

•	a $4 million charge before taxes ($3 million after taxes) for other items.
In addition, restructuring and other charges totaling $10 million before taxes ($6 million after taxes) were recorded in the Consumer Packaging industry segment including:

•
an $8 million net charge before taxes ($4 million after taxes) related to costs associated with the conversion of the Riegelwood, North Carolina facility to 100% pulp production, net of proceeds from the sale of the Carolina Coated Bristols brand, and

•	a $2 million charge (before and after taxes) for other items.
2014: During 2014, corporate restructuring and other charges totaling $277 million before taxes ($169 million after taxes) were recorded. These charges included:

•
a $276 million charge before taxes ($169 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 66 and 67 of Item 8. Financial Statements and Supplementary Data)

In addition, restructuring and other charges totaling $569 million before taxes ($349 million after taxes) were recorded in the Industrial Packaging, Printing Papers and Consumer Packaging industry segments including:

•	a $554 million charge before taxes ($338 million after taxes) for costs related to the shutdown of the Courtland, Alabama mill, and

•	a $15 million charge before taxes ($11 million after taxes) for other items.
2013: During 2013, corporate restructuring and other charges totaling a gain of $5 million before taxes ($3 million after taxes) were recorded. These charges included:

•
a $25 million charge before taxes ($16 million after taxes) for costs related to the early extinguishment of debt (see Note 13 Debt and Lines of Credit on pages 66 and 67 of Item 8. Financial Statements and Supplementary Data), and

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
Impairments of Goodwill

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Brazil Packaging business using the discounted future cash flows and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.

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
Net Losses on Sales and Impairments of Businesses
Net losses on sales and impairments of businesses included in special items totaled a pre-tax loss of $174 million ($113 million after taxes) in 2015, a pre-tax loss of $38 million ($31 million after taxes) in 2014 and a pre-tax loss of $3 million ($1 million after taxes) in 2013. The principal components of these losses were:
2015: On October 13, 2015, the Company finalized the sale of its 55% interest in IP Asia Coated Paperboard (IP-Sun JV) business, within the Company's Consumer Packaging segment, to its Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd. for RMB 149 million (approximately USD $23 million). During the third quarter of 2015, a determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which was the agreed upon selling price. The 2015 loss includes the pre-tax impairment charge of $174 million ($113 million after taxes). A pre-tax charge of $186 million was recorded during the third quarter in the Company's Consumer Packaging segment to write down the long-lived assets of this business to their estimated fair value. In the fourth quarter of 2015, upon the sale and corresponding deconsolidation of IP-Sun JV from the Company's consolidated balance sheet, final adjustments were made resulting in a reduction of the impairment of $12 million. The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $19 million, $12 million and $8 million, respectively. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $226 million, $51 million and $41 million, respectively.

The net 2015 loss totaling $174 million related to the impairment of Sun-JV is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.
2014: During 2014, the Company recorded net pre-tax charges of $47 million ($36 million after taxes) for a loss on the sale of a business by ASG (formerly referred to as AGI-Shorewood), in which we hold an investment and the subsequent partial impairment of our ASG investment, and a pre-tax gain of $9 million ($5 million after taxes) related to the sale of an investment.
2013: During 2013, the Company recorded net pre-tax charges of $3 million ($1 million after taxes) for adjustments related to the divestiture of three containerboard mills in 2012 and the sale of the Shorewood business.
Industry Segment Operating Profits
Industry segment operating profits of $2.4 billion in 2015 decreased from $2.1 billion in 2014. The benefit from lower input costs ($232 million) was offset by lower average sales price realizations and mix ($226 million), lower sales volumes ($38 million), higher operating costs ($16 million), higher maintenance outage costs ($37 million) and higher other costs ($23 million).
Special items were a $321 million net loss in 2015 compared with a net loss of $732 million in 2014.
Market-related downtime in 2015 increased to approximately 440,000 tons from approximately 281,000 tons in 2014.

DESCRIPTION OF INDUSTRY SEGMENTS

International Paper’s industry segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 165 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 18 recycling plants. In EMEA, our operations include two recycled fiber containerboard mills in Morocco and Turkey and 26 container plants in France, Italy, Spain, Morocco and Turkey. In Brazil our operations include three containerboard mills and four box plants. In Asia, our operations include 16 container plants in China and additional container plants in Indonesia, Malaysia, Singapore, and Thailand. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Printing Papers

International Paper is one of the world’s leading producers of printing and writing papers. Products in this segment include uncoated papers and pulp.

Uncoated Papers: This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 4 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 335,000 acres of forestlands in Brazil.

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

Consumer Packaging

International Paper is one of the world’s largest producers of solid bleached sulfate board with annual U.S. production capacity of about 1.2 million tons (reduced from about 1.6 million tons) after initiating the conversion of the Riegelwood Mill to 100% pulp production in late December of 2015. Our coated paperboard business produces high quality coated paperboard for a variety of packaging and foodservice end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals and tobacco products. The Carolina® brand, which was sold to MeadWestvaco Corporation in April 2015, was used in commercial printing end uses. Our U.S. capacity is supplemented by about 379,000 tons of capacity at our mills producing coated board in Poland and Russia and, prior to its sale in October 2015, by our International Paper & Sun Cartonboard Co., Ltd. joint venture in China which had an annual capacity of 1.4 million tons.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and four international facilities.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.4 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 14.8 million acres (6.0 million hectares).

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
Industrial Packaging net sales for 2015 decreased 3% to $14.5 billion compared with $14.9 billion in 2014, and 2% compared with $14.8 billion in 2013. Operating profits were 2% lower in 2015 than in 2014 and 3% higher than in 2013. Excluding costs associated with the acquisition and integration of Temple-Inland, goodwill impairment charges, costs associated with a multi-employer pension liability and other special items, operating profits in 2015 were 3% lower than in 2014 and 8% higher than in 2013. Benefits from lower input costs ($175 million) were offset by lower average sales price realizations and mix ($144 million), lower sales volumes ($36 million), higher operating costs ($43 million) and higher maintenance outage costs ($16 million). Additionally, operating profits in 2015 include a goodwill and trade name impairment charge associated with our Brazil Packaging business ($137 million). Operating profits in 2014 include a goodwill impairment charge of $100 million related to our Asia Industrial Packaging business, costs of $16 million associated with the integration of Temple-Inland, a charge of $35 million associated with a multi-employer pension plan withdrawal liability and a net charge of $7 million for other items. Operating profits in 2013 include costs of $62 million associated with the integration of Temple-Inland, a gain of $13 million related to a bargain purchase adjustment on the acquisition of a majority share of our operations in Turkey, and a net gain of $1 million for other items.

Industrial Packaging
In millions	2015	2014	2013
Sales	$14,484	$14,944	$14,810
Operating Profit	1,853	1,896	1,801
North American Industrial Packaging net sales were $12.5 billion in 2015 compared with $12.7 billion in 2014 and $12.5 billion in 2013. Operating profits in 2015 were $2.0 billion compared with $2.0 billion (both including and excluding costs associated with the integration of Temple-Inland, a multi-employer pension withdrawal liability and other special items) in 2014 and $1.8 billion (both including and excluding costs associated with the integration of Temple-Inland and other special items in 2013.

Sales volumes decreased in 2015 compared with 2014 reflecting slightly lower box shipments and lower shipments of containerboard to export markets. In 2015, the business took about 814,000 tons of total downtime of which about 363,000 were market-related and 451,000 were maintenance downtime. The business took about 622,000 tons of total downtime in 2014 of which 240,000 were market-related and 382,000 were maintenance downtime. Average sales price realizations were lower mostly for Euro-denominated shipments of containerboard to export markets. Input costs were lower, primarily for energy. Distribution costs were flat as lower freight fuel surcharges offset rate increases. Planned maintenance downtime costs were $15 million higher than in 2014. Manufacturing operating costs decreased, but were more than offset by wage and benefit inflation. Depreciation costs were lower.
Looking ahead to the first quarter of 2016, compared with the fourth quarter of 2015, sales volumes for boxes are expected to be seasonally lower, while shipments of containerboard to export markets should increase. Input costs are expected to be higher for energy and wood, but lower for waste fiber. Planned maintenance downtime spending is expected to be about $21 million higher. Manufacturing operating costs are expected to improve.
EMEA Industrial Packaging net sales were $1.1 billion in 2015 compared with $1.3 billion in 2014 and $1.3 billion in 2013. Operating profits in 2015 were $13 million compared with $25 million ($31 million excluding restructuring costs) in 2014 and $43 million ($32 million excluding a gain on a bargain purchase price adjustment on the acquisition of a majority share of our operations in Turkey and restructuring costs) in 2013.
Sales volumes in 2015 were higher than in 2014 reflecting improved market demand and strong commercial initiatives in the Eurozone throughout the year and growth in Morocco and Turkey in the fourth quarter. Net sales decreased primarily due to the negative impact of foreign exchange rates. Higher board costs also contributed to lower average sales margins. Other input costs, primarily for energy, were lower. Operating earnings in 2015 also included a gain of $4 million related to the change in ownership of our OCC collection operations in Turkey.
Entering the first quarter of 2016, compared with the fourth quarter of 2015 sales volumes are expected to be flat. Average sales margins are expected to be favorably impacted by higher box sales prices, lower board costs in Turkey and a favorable mix. Input costs for energy should be slightly higher.
Brazilian Industrial Packaging net sales were $228 million in 2015 compared with $349 million in 2014 and $335 million in 2013. Operating profits in 2015 were a loss of $163 million (a loss of $26 million excluding goodwill and trade name impairment charges) compared with a loss of $3 million (a loss of $4 million excluding a net gain related to acquisition and integration costs) in 2014 and a loss of $2 million (a gain of $2 million excluding acquisition and integration costs) in 2013.
Sales volumes in 2015 decreased compared with 2014 due to overall weak economic conditions and lower box consumption in the product segments of some of our key customers. Average sales price realizations for boxes were lower. Input costs were slightly higher. Operating costs also increased. Planned maintenance downtime costs were $1 million lower in 2015 compared with 2014.
Looking ahead to the first quarter of 2016, compared with the fourth quarter of 2015 sales volumes are expected to be seasonally lower. Average sales margins should improve reflecting a previously announced sales price increase for boxes. Input costs are expected to be stable and operating costs should reflect the benefits of cost savings initiatives.
Asian Industrial Packaging net sales were $601 million in 2015 compared with $625 million in 2014 and $685 million in 2013. Operating profits were a loss of $6 million in 2015 compared with a loss of $112 million (a loss of $5 million excluding goodwill impairment charges and restructuring costs) in 2014 and a loss of $2 million (a gain of $2 million excluding restructuring costs) in 2013. Compared with 2014, sales volumes for boxes in 2015 were lower and average sales margins decreased due to competitive price pressures and an unfavorable sales mix. However, operating costs were lower.
Looking ahead to the first quarter of 2016, sales volumes are expected to be seasonally lower. On October 8, 2015, the Company announced that it was pursuing strategic options for its corrugated box business in China and Southeast Asia and had signed a non-binding letter of intent with a prospective buyer.
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
Printing Papers net sales for 2015 decreased 12% to $5.0 billion compared with $5.7 billion in 2014 and 19%

compared with $6.2 billion in 2013. Operating profits in 2015 were significantly higher than in both 2014 and 2013. Excluding facility closure costs, impairment costs and other special items, operating profits in 2015 were 3% lower than in 2014 and 4% higher than in 2013. Benefits from lower input costs ($18 million), lower costs associated with the closure of our Courtland, Alabama mill ($44 million) and favorable foreign exchange ($33 million) were offset by lower average sales price realizations and mix ($52 million), lower sales volumes ($16 million), higher operating costs ($18 million) and higher planned maintenance downtime costs ($26 million). In addition, operating profits in 2014 include special items costs of $554 million associated with the closure of our Courtland, Alabama mill. During 2013, the Company accelerated depreciation for certain Courtland assets, and evaluated certain other assets for possible alternative uses by one of our other businesses. The net book value of these assets at December 31, 2013 was approximately $470 million. In the first quarter of 2014, we completed our evaluation and concluded that there were no alternative uses for these assets. We recognized approximately $464 million of accelerated depreciation related to these assets in 2014. Operating profits in 2014 also include a charge of $32 million associated with a foreign tax amnesty program, and a gain of $20 million for the resolution of a legal contingency in India, while operating profits in 2013 included costs of $118 million associated with the announced closure of our Courtland, Alabama mill and a $123 million impairment charge associated with goodwill and a trade name intangible asset in our India Papers business.

Printing Papers
In millions	2015	2014	2013
Sales	$5,031	$5,720	$6,205
Operating Profit (Loss)	533	(16)	271
North American Printing Papers net sales were $1.9 billion in 2015, $2.1 billion in 2014 and $2.6 billion in 2013. Operating profits in 2015 were $179 million compared with a loss of $398 million (a gain of $156 million excluding costs associated with the shutdown of our Courtland, Alabama mill) in 2014 and a gain of $36 million ($154 million excluding costs associated with the Courtland mill shutdown) in 2013.
Sales volumes in 2015 decreased compared with 2014 primarily due to the closure of our Courtland mill in 2014. Shipments to the domestic market increased, but export shipments declined. Average sales price realizations decreased, primarily in the domestic market. Input costs were lower, mainly for energy. Planned maintenance downtime costs were $12 million higher in 2015. Operating profits in 2014 were negatively impacted by costs associated with the shutdown of our Courtland, Alabama mill.

Entering the first quarter of 2016, sales volumes are expected to be up slightly compared with the fourth quarter of 2015. Average sales margins should be about flat reflecting lower average sales price realizations offset by a more favorable product mix. Input costs are expected to be stable. Planned maintenance downtime costs are expected to be about $14 million lower with an outage scheduled in the 2016 first quarter at our Georgetown mill compared with outages at our Eastover and Riverdale mills in the 2015 fourth quarter.
In January 2015, the United Steelworkers, Domtar Corporation, Packaging Corporation of America, Finch Paper LLC and P. H. Glatfelter Company (the Petitioners) filed an anti-dumping petition before the United States International Trade Commission (ITC) and the United States Department of Commerce (DOC) alleging that paper producers in China, Indonesia, Australia, Brazil, and Portugal are selling uncoated free sheet paper in sheet form (the Products) in violation of international trade rules. The Petitioners also filed a countervailing-duties petition with these agencies regarding imports of the Products from China and Indonesia. In January 2016, the DOC announced its final countervailing duty rates on imports of the Products to the United States from certain producers from China and Indonesia. Also, in January 2016, the DOC announced its final anti-dumping duty rates on imports of the Products to the United States from certain producers from Australia, Brazil, China, Indonesia and Portugal. In February 2016, the ITC concluded its anti-dumping and countervailing duties investigations and made a final determination that the U.S. market had been injured by imports of the Products. Accordingly, the DOC’s previously announced countervailing duty rates and anti-dumping duty rates will be in effect for a minimum of five years. We do not believe the impact of these rates will have a material, adverse effect on our consolidated financial statements.
Brazilian Papers net sales for 2015 were $878 million compared with $1.1 billion in 2014 and $1.1 billion in 2013. Operating profits for 2015 were $186 million compared with $177 million ($209 million excluding costs associated with a tax amnesty program) in 2014 and $210 million in 2013.
Sales volumes in 2015 were lower compared with 2014 reflecting weak economic conditions and the absence of 2014 one-time events. Average sales price realizations improved for domestic uncoated freesheet paper due to the realization of price increases implemented in the second half of 2015. Margins were unfavorably affected by an increased proportion of sales to the lower-margin export markets. Raw material costs increased for energy and wood. Operating costs were higher than in 2014, while planned maintenance downtime costs were $4 million lower.

Looking ahead to 2016, compared with the fourth quarter of 2015 sales volumes in the first quarter are expected to decrease due to seasonally weaker customer demand for uncoated freesheet paper. Average sales price improvements are expected to reflect the partial realization of announced sales price increases in the Brazilian domestic market for uncoated freesheet paper. Input costs are expected to be slightly higher for chemicals and electricity.
European Papers net sales in 2015 were $1.2 billion compared with $1.5 billion in 2014 and $1.5 billion in 2013. Operating profits in 2015 were $133 million compared with $140 million in 2014 and $167 million in 2013.
Compared with 2014, sales volumes for uncoated freesheet paper in 2015 were slightly lower in both Russia and Europe. Average sales price realizations for uncoated freesheet paper increased in Russia, but remained flat in Europe, reflecting tight demand and supply conditions in the first half of the year. Input costs increased slightly as higher costs for wood, chemicals and energy in Russia were largely offset by lower costs in Europe. Planned maintenance downtime costs were $11 million higher in 2015 than in 2014.
Entering 2016, domestic sales volumes in the first quarter are expected to be seasonally weaker in Russia, and stable in Europe. Average sales price realizations for uncoated freesheet paper are expected to reflect the impact of announced price increases in both Europe and Russia. Input costs should be slightly higher for wood and chemicals. Planned maintenance downtime costs should be $1 million lower than in the fourth quarter of 2015.
Indian Papers net sales were $172 million in 2015, $178 million in 2014 and $185 million ($174 million excluding excise duties which were included in net sales in 2013 and prior periods) in 2013. Operating profits were a loss of $11 million in 2015, compared with a gain of $8 million (a loss of $12 million excluding a gain related to the resolution of a legal contingency) in 2014 and a loss of $145 million (a loss of $22 million excluding goodwill and trade name impairment charges) in 2013.
Average sales price realizations decreased in 2015 compared with 2014 reflecting soft market demand. Sales volumes increased, primarily to export markets. Input costs were lower for wood and chemicals. Operating costs were higher in 2015, but planned maintenance downtime costs were even with 2014. Looking ahead to the first quarter of 2016, sales volumes are expected to be seasonally higher. Average sales price realizations are expected to be stable.
U.S. Pulp net sales were $844 million in 2015 compared with $895 million in 2014 and $815 million in 2013.

Operating profits were $46 million in 2015 compared with $57 million in 2014 and $2 million in 2013.
Sales volumes in 2015 decreased from 2014 with lower softwood pulp volumes being partially offset by higher fluff pulp volumes. Average sales price realizations were lower for both fluff pulp and softwood market pulp. Input costs decreased primarily for energy. Operating costs were higher, but distribution costs were lower. Planned maintenance downtime costs were $4 million lower in 2015 than in 2014.
Compared with the fourth quarter of 2015, sales volumes in the first quarter of 2016 are expected to be stable. Average sales price realizations are expected to be lower for fluff pulp and softwood market pulp. Input costs should be higher for fuels and utilities. Planned maintenance downtime costs should be about $45 million higher than in the fourth quarter of 2015 including outage costs associated with the conversion of our Riegelwood mill to 100% pulp production.
Consumer Packaging
Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.
Consumer Packaging net sales in 2015 decreased 14% from 2014, and decreased 14% from 2013. Operating profits decreased 114% from 2014 and decreased 116% from 2013. Excluding the cost associated with the conversion of our Riegelwood, North Carolina mill to 100% pulp production, net of the proceeds from the sale of the Carolina Coated Bristols brand, costs associated with the impairment of goodwill and other assets of the IP-Sun JV, costs associated with the permanent shutdown of a paper machine at our Augusta, Georgia mill and other special items, 2015 operating profits were 15% lower than in 2014, and 24% lower than in 2013. Benefits from higher sales volumes ($14 million), lower planned maintenance downtime costs ($5 million) and lower input costs ($39 million) were offset by lower average sales price realizations and mix ($30 million), higher operating costs ($44 million), and higher foreign exchange and other costs ($11 million). In addition, operating profits in 2015 include a charge of $174 million for the impairment of goodwill and other assets for the IP-Sun JV, an $8 million cost related to the conversion of our Riegelwood mill to 100% pulp production, net of the proceeds from the sale of the Carolina Coated Bristols brand, and $2 million of costs associated with sheet plant closures, while operating profits in 2014 include $8 million of costs associated with sheet plant closures. Operating profits in 2013 include costs of $45 million related to the permanent shutdown of a paper machine at our

Augusta, Georgia mill and $2 million of costs associated with the sale of the Shorewood business.

Consumer Packaging
In millions	2015	2014	2013
Sales	$2,940	$3,403	$3,435
Operating Profit (Loss)	(25)	178	161
North American Consumer Packaging net sales were $1.9 billion in 2015 compared with $2.0 billion in 2014 and $2.0 billion in 2013. Operating profits were $81 million ($91 million excluding the cost associated with the planned conversion of our Riegelwood mill to 100% pulp production, net of proceeds from the sale of the Carolina Coated Bristols brand, and sheet plant closure costs) in 2015 compared with $92 million ($100 million excluding sheet plant closure costs) in 2014 and $63 million ($110 million excluding paper machine shutdown costs and costs related to the sale of the Shorewood business) in 2013.
Coated Paperboard sales volumes in 2015 were lower than in 2014 reflecting weaker market demand. The business took about 77,000 tons of market-related downtime in 2015 compared with about 41,000 tons in 2014. Average sales price realizations increased modestly year over year as competitive pressures in the current year only partially offset the impact of sales price increases implemented in 2014. Input costs decreased for energy and chemicals, but wood costs increased. Planned maintenance downtime costs were $10 million lower in 2015. Operating costs were higher, mainly due to inflation and overhead costs.
Foodservice sales volumes increased in 2015 compared with 2014 reflecting strong market demand. Average sales margins increased due to lower resin costs and a more favorable mix. Operating costs and distribution costs were both higher.
Looking ahead to the first quarter of 2016, Coated Paperboard sales volumes are expected to be slightly lower than in the fourth quarter of 2015 due to our exit from the coated bristols market. Average sales price realizations are expected to be flat, but margins should benefit from a more favorable product mix. Input costs are expected to be higher for wood, chemicals and energy. Planned maintenance downtime costs should be $4 million higher with a planned maintenance outage scheduled at our Augusta mill in the first quarter. Foodservice sales volumes are expected to be seasonally lower. Average sales margins are expected to improve due to a more favorable mix. Operating costs are expected to decrease.
European Consumer Packaging net sales in 2015 were $319 million compared with $365 million in 2014 and $380 million in 2013. Operating profits in 2015 were $87 million compared with $91 million in 2014 and $100 million in 2013. Sales volumes in 2015 compared with

2014 increased in Europe, but decreased in Russia. Average sales margins improved in Russia due to slightly higher average sales price realizations and a more favorable mix. In Europe average sales margins decreased reflecting lower average sales price realizations and an unfavorable mix. Input costs were lower in Europe, primarily for wood and energy, but were higher in Russia, primarily for wood.
Looking forward to the first quarter of 2016, compared with the fourth quarter of 2015, sales volumes are expected to be stable. Average sales price realizations are expected to be slightly higher in both Russia and Europe. Input costs are expected to be flat, while operating costs are expected to increase.
Asian Consumer Packaging The Company sold its 55% equity share in the IP-Sun JV in October 2015. Net sales and operating profits presented below include results through September 30, 2015. Net sales were $682 million in 2015 compared with $1.0 billion in 2014 and $1.1 billion in 2013. Operating profits in 2015 were a loss of $193 million (a loss of $19 million excluding goodwill and other asset impairment costs) compared with losses of $5 million in 2014 and $2 million in 2013.
Sales volumes and average sales price realizations were lower in 2015 due to over-supplied market conditions and competitive pressures. Average sales margins were also negatively impacted by a less favorable mix. Input costs and freight costs were lower and operating costs also decreased.

On October 13, 2015, the Company finalized the sale of its 55% interest in IP Asia Coated Paperboard (IP-Sun JV) business, within the Company's Consumer Packaging segment, to its Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd. for RMB 149 million (approximately USD $23 million). During the third quarter of 2015, a determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which was the agreed upon selling price. The 2015 loss includes the net pre-tax impairment charge of $174 million ($113 million after taxes). A pre-tax charge of $186 million was recorded during the third quarter in the Company's Consumer Packaging segment to write down the long-lived assets of this business to their estimated fair value. In the fourth quarter of 2015, upon the sale and corresponding deconsolidation of IP-Sun JV from the Company's consolidated balance sheet, final adjustments were made resulting in a reduction of the impairment of $12 million. The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $19 million, $12 million and $8 million, respectively. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $226 million, $51 million and $41 million, respectively.
Equity Earnings, Net of Taxes – Ilim Holding S.A.
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting.
The Company recorded equity earnings, net of taxes, related to Ilim of $131 million in 2015 compared with a loss of $194 million in 2014 and a loss of $46 million in 2013. Operating results recorded in 2015 included an after-tax non-cash foreign exchange loss of $75 million compared with an after-tax foreign exchange loss of $269 million in 2014 and an after-tax foreign exchange loss of $32 million in 2013 primarily on the remeasurement of Ilim's U.S. dollar-denominated net debt.
Sales volumes for the joint venture increased year over year for shipments to China of hardwood pulp and softwood pulp, but decreased for linerboard. Sales volumes in the domestic Russian market increased for hardwood pulp and paper, but decreased for softwood pulp and linerboard. Average sales price realizations were higher in 2015 for sales of hardwood pulp to export markets and linerboard to the domestic market, but were offset by lower average sales price realizations for sales of softwood pulp to export markets. Input costs increased year-over-year for wood, chemicals, fuel and energy. Freight costs also increased. The Company received cash dividends from the joint venture of $35 million in 2015 and $56 million in 2014. No dividends were paid in 2013.
Entering the first quarter of 2016, sales volumes are expected to be seasonally lower than in the fourth quarter of 2015 due to the January holidays in Russia. Average sales price realizations are expected to decrease for exported hardwood pulp, softwood pulp and containerboard, slightly offset by higher average sales price realizations for paper in the domestic market. Input costs for energy, chemicals and wood should be higher and distribution costs are also expected to increase.

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
Cash uses during 2015 were primarily focused on working capital requirements, capital spending, debt reductions and returning cash to shareholders.
Cash Provided by Operating Activities
Cash provided by operations totaled $2.6 billion in 2015 compared with $3.1 billion for 2014 and $3.0 billion for 2013.
The major components of cash provided by operations are earnings from operations adjusted for non-cash income and expense items, cash pension contributions and changes in working capital. Earnings from operations, adjusted for non-cash income and expense items and cash pension contributions decreased by $433 million in 2015 versus 2014 driven mainly by increased cash pension contributions in 2015. Cash used for working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $222 million in 2015, compared with a cash use of $158 million in 2014 and a cash use of $486 million in 2013.
The Company generated free cash flow of approximately $1.8 billion, $2.1 billion and $1.8 billion in 2015, 2014 and 2013, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends and reduce debt. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2015	2014	2013
Cash provided by operations	$2,580	$3,077	$3,028
(Less)/Add:
Cash invested in capital projects	(1,487)	(1,366)	(1,198)
Cash contribution to pension plan	750	353	31
Insurance reimbursement for Guaranty Bank settlement	—	—	(30)
Free Cash Flow	$1,843	$2,064	$1,831

In millions	Three Months Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended December 31, 2014
Cash provided by operations	$990	$837	$1,144
(Less)/Add:
Cash invested in capital projects	(489)	(325)	(405)
Free Cash Flow	$501	$512	$739

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

Investment Activities
Investment activities in 2015 were up from 2014 reflecting an increase in capital spending and the use of $198 million of cash in conjunction with the timber monetization restructuring (see Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 64 through 66 of Item 8. Financial Statements and Supplementary Data) in 2015. In addition, 2014 investment activity includes the receipt of approximately $400 million in connection with the spin-off of the xpedx distribution business. The Company maintains an average capital spending target around depreciation or amortization levels or modestly above due to strategic plans over the course of an economic cycle. Capital spending was $1.5 billion in 2015, or 115% of depreciation and amortization, compared with $1.4 billion in 2014, or 97% of depreciation and amortization, and $1.2 billion, or 77% of depreciation and amortization in 2013. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 118% to 100% in 2015.
The following table shows capital spending for operations by business segment for the years ended December 31, 2015, 2014 and 2013.

In millions	2015	2014	2013
Industrial Packaging	$858	$754	$629
Printing Papers	361	318	294
Consumer Packaging	216	233	208
Distribution	—	—	9
Subtotal	1,435	1,305	1,140
Corporate and other	52	61	58
Total	$1,487	$1,366	$1,198
Capital expenditures in 2016 are currently expected to be about $1.3 billion, or 100% of depreciation and amortization.
Acquisitions and Joint Ventures

OLMUKSAN

2014: In May 2014, the Company conducted a voluntary tender offer for the remaining outstanding

12.6% public shares of Olmuksan. The Company also purchased outstanding shares of Olmuksan outside of the tender offer. As of December 31, 2014 and 2015, the Company owned 91.7% of Olmuksan's outstanding and issued shares.

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
Financing Activities
Amounts related to early debt extinguishment during the years ended December 31, 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Debt reductions (a)	$2,151	$1,625	$574
Pre-tax early debt extinguishment costs (b)	207	276	25

(a)
Reductions related to notes with interest rates ranging from 2.00% to 9.38% with original maturities from 2014 to 2031 for the years ended December 31, 2015, 2014 and 2013. Includes the $630 million payment for a portion of the Special Purpose Entity Liability (see Note 12 Variable Interest Entities on pages 64 through 66 of Item 8. Financial Statements and Supplementary Data ).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

2015: Financing activities during 2015 included debt issuances of $6.9 billion and retirements of $6.9 billion for a net decrease of $74 million.

During 2015, the Company restructured the timber monetization which resulted in the use of $630 million in cash to pay down a portion of the third party bank loans and refinance the loans on nonrecourse terms. (see Note 12 Variable Interest Entities on pages 64 through 66 of Item 8. Financial Statements and Supplementary Data).

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2015, International Paper had interest rate swaps with a total notional amount of $17 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 67 through 71 of Item 8. Financial Statements and Supplementary Data). During 2015, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 5.9% to an effective rate of 5.8%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 5.1%.

In 2015, International Paper issued $700 million of 3.80% senior unsecured notes with a maturity date in 2026, $600 million of 5.00% senior unsecured notes with a maturity date in 2035, and $700 million of 5.15% senior unsecured notes with a maturity date in 2046. The proceeds from this borrowing were used to repay approximately $1.0 billion of notes with interest rates ranging from 4.75% to 9.38% and original maturities from 2018 to 2022, along with $211 million of cash premiums associated with the debt repayments. Additionally, the proceeds from this borrowing were used to make a $750 million voluntary cash contribution to the Company's pension plan. Pre-tax early debt retirement costs of $207 million related to the debt repayments, including the $211 million of cash premiums, are included in restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2015.

Other financing activities during 2015 included the net repurchase of approximately 8.0 million shares of treasury stock, including restricted stock withholding, and the issuance of 62,000 shares of common stock for various plans, including stock options exercises that generated approximately $2.4 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $604.6 million, including $522.6 million related to shares repurchased under the Company's share repurchase program.

In October 2015, International Paper announced that the quarterly dividend would be increased from $0.40 per share to $0.44 per share, effective for the 2015 fourth quarter.
2014: Financing activities during 2014 included debt issuances of $2.0 billion and retirements of $2.1 billion, for a net decrease of $113 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2014, International Paper had interest rate swaps with a total notional amount of $230 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 67 through 71 of Item 8. Financial Statements and Supplementary Data). During 2014, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.7%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.3%.
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
Other financing activities during 2014 included the net repurchase of approximately 17.9 million shares of treasury stock, including restricted stock withholding, and the issuance of 1.6 million shares of common stock for various plans, including stock options exercises that generated approximately $66 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $1.06 billion, including $983 million related to shares repurchased under the Company's share repurchase program.
In September 2014, International Paper announced that the quarterly dividend would be increased from $0.35 per share to $0.40 per share, effective for the 2014 fourth quarter.
2013: Financing activities during 2013 included debt issuances of $241 million and retirements of $845 million, for a net decrease of $604 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2013, International Paper had interest rate swaps with a total notional amount of $175 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 67 through 71 of Item 8. Financial Statements and Supplementary Data). During 2013, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.7% to an effective rate of 6.5%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.2%.
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
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 12 Variable Interest Entities on pages 64 through 66 of Item 8. Financial Statements and Supplementary Data for discussion.
Liquidity and Capital Resources Outlook for 2016
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2016 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.1 billion available at December 31, 2015.
The Company was in compliance with all its debt covenants at December 31, 2015. The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. At December 31, 2015, International Paper’s net worth was $14.1 billion, and the total-debt-to-capital ratio was 39.8%.

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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2015, were as follows:

In millions	2015	2016	2017	2018	2019	Thereafter
Maturities of long-term debt (a)	$426	$43	$811	$427	$183	$7,436
Lease obligations	118	95	72	55	41	128
Purchase obligations (b)	3,001	541	447	371	358	1,579
Total (c)	$3,545	$679	$1,330	$853	$582	$9,143

(a)	Total debt includes scheduled principal payments only.

(b)
Includes $2.1 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

(c)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $101 million.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $600 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2015, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $3.5 billion higher than the fair value of plan assets. Approximately $3.2 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits

(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make contributions totaling $750 million and $353 million for the years ended December 31, 2015 and 2014, respectively. At this time, we do not expect to have any required contributions to our plans in 2016, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates. International Paper has announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. Eligible participants who wish to receive the lump sum payment must make an election between February 29 and April 29, 2016, and payment is scheduled to be made on or before June 30, 2016. All payments will be made from the Pension Plan trust assets. The target population has a total liability of $3.0 billion. The amount of the total payments will depend on the participation rate of eligible participants, but is expected to be approximately $1.5 billion. Based on the expected level of payments, settlement accounting rules will apply in the period in which the payments are made.  This will result in a plan remeasurement and the recognition in earnings of a pro-rata portion of unamortized net actuarial loss.
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
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets and goodwill, pensions and postretirement benefit obligations, stock options and income taxes. The Company has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit and Finance Committee of the Company’s Board of Directors.
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

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Brazil Packaging business using the discounted future cash flows and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.

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
Benefit obligations and fair values of plan assets as of December 31, 2015, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$14,092	$10,923
U.S. nonqualified pension	347	—
U.S. postretirement	275	—
Non-U.S. pension	204	155
Non-U.S. postretirement	45	—
The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2015	2014	2013
Discount rate	4.40%	4.10%	4.90%
Rate of compensation increase	3.75%	3.75%	3.75%
Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2015	2014
Health care cost trend rate assumed for next year	7.00%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2022	2022

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

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2015 was 7.75%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2016 pension expense by approximately $27 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $36 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2015	1.3%	2010	15.1%
2014	6.4%	2009	23.8%
2013	14.1%	2008	(23.6)%
2012	14.1%	2007	9.6%
2011	2.5%	2006	14.9%
The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 7.5% and 7.0% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2005 – 2015.
ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $374 million and $41 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2015	2014	2013	2012	2011
Pension expense
U.S. plans (non-cash)	$461	$387	$545	$342	$195
Non-U.S. plans	6	—	5	3	1
Postretirement expense
U.S. plans	8	7	(1)	(4)	7
Non-U.S. plans	5	7	7	1	2
Net expense	$480	$401	$556	$342	$205
The increase in 2015 U.S. pension expense principally reflects a decrease in the discount rate, updated mortality assumptions, higher amortization of unrecognized actuarial losses and a settlement charge in 2015.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2015, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2017 (1)	2016 (1)
Pension expense
U.S. plans (non-cash)	$278	$364
Non-U.S. plans	4	5
Postretirement expense
U.S. plans	14	14
Non-U.S. plans	8	5
Net expense	$304	$388

(1)	Based on assumptions at December 31, 2015.
The Company estimates that it will record net pension expense of approximately $364 million for its U.S. defined benefit plans in 2016, with the decrease from expense of $461 million in 2015 reflecting an increase in the assumed discount rate to 4.40% in 2016 from 4.10% in 2015, updated demographic assumptions and lower unrecognized losses.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2015 totaled approximately $10.9 billion, consisting of approximately 48% equity securities, 33% debt securities, 10% real estate and 9% other assets. Plan assets include an immaterial amount of International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There are no required contributions to the U.S. qualified plan in 2016. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $62 million for the year ended December 31, 2015.
Accounting for Stock-Based Compensation

The Company has a Performance Share Plan, which grants performance-based restricted stock units that are paid out in stock when the awards are earned. Such incentive compensation plans are accounted for under ASC 718, “Compensation - Stock Compensation.” This standard requires that the value of shares to be issued under this plan be recognized as compensation over the period in which the awards are earned based on the fair value of the awards, and requires the use of a number of judgments and assumptions in determining the timing and amount of such charges. Additionally, since a component of these awards is based on the Company’s performance over a specified period compared to other companies, the amount of expense recorded for a given period could require adjustments after the end of the period.
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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were 37%, 14% and (41)% for 2015, 2014 and 2013, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2015 was 33% of pre-tax earnings compared with 31% in 2014 and 26% in 2013. We estimate that the 2016 effective income tax rate will be approximately 34% based on expected earnings and business conditions.
RECENT ACCOUNTING DEVELOPMENTS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 2 Recent Accounting Developments on pages 51 and 52 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 61 through 64 of Item  8. Financial Statements and Supplementary Data.
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
MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 Debt and Lines of Credit on pages 66 and 67 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 Derivatives and Hedging Activities on pages 67 through 71 of Item 8. Financial Statements and Supplementary Data.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2015 and 2014 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion consistent with International Paper’s targeted capital structure, while at the same time taking advantage of market opportunities to reduce interest expense as appropriate. Derivative instruments, such as interest rate swaps, may be used to implement this capital structure. At December 31, 2015 and 2014, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $9.3 billion and $9.8 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $565 million and $410 million at December 31, 2015 and 2014, respectively.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2015 and 2014 was approximately a $7 million and a $2 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $1 million at December 31, 2015 and 2014, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by financing a portion of our investments in overseas operations with borrowings denominated in the same currency as the operation’s functional currency, or by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2015 and 2014, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $4 million and a $1 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $30 million and $52 million at December 31, 2015 and 2014, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 14 Derivatives and Hedging Activities on pages 67 through 71 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 42 and 43.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2015, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of International Paper Company:

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

Memphis, Tennessee
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 25, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

Memphis, Tennessee
February 25, 2016

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2015	2014	2013
NET SALES	$22,365	$23,617	$23,483
COSTS AND EXPENSES
Cost of products sold	15,468	16,254	16,282
Selling and administrative expenses	1,645	1,793	1,796
Depreciation, amortization and cost of timber harvested	1,294	1,406	1,531
Distribution expenses	1,406	1,521	1,583
Taxes other than payroll and income taxes	168	180	178
Restructuring and other charges	252	846	156
Impairment of goodwill and other intangibles	137	100	127
Net (gains) losses on sales and impairments of businesses	174	38	3
Net bargain purchase gain on acquisition of business	—	—	(13)
Interest expense, net	555	607	612
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS	1,266	872	1,228
Income tax provision (benefit)	466	123	(498)
Equity earnings (loss), net of taxes	117	(200)	(39)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	917	549	1,687
Discontinued operations, net of taxes	—	(13)	(309)
NET EARNINGS (LOSS)	917	536	1,378
Less: Net earnings (loss) attributable to noncontrolling interests	(21)	(19)	(17)
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$938	$555	$1,395
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.25	$1.33	$3.85
Discontinued operations, net of taxes	—	(0.03)	(0.70)
Net earnings (loss)	$2.25	$1.30	$3.15
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.23	$1.31	$3.80
Discontinued operations, net of taxes	—	(0.02)	(0.69)
Net earnings (loss)	$2.23	$1.29	$3.11
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$938	$568	$1,704
Discontinued operations, net of taxes	—	(13)	(309)
Net earnings (loss)	$938	$555	$1,395

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

In millions for the years ended December 31	2015	2014	2013
NET EARNINGS (LOSS)	$917	$536	$1,378
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $186, $154 and $195)	296	242	307
Pension and postretirement liability adjustments:
U.S. plans (less tax of $206, $798 and $756)	(329)	(1,253)	1,188
Non-U.S. plans (less tax of $0, $5 and $3)	(2)	(18)	(4)
Change in cumulative foreign currency translation adjustment	(1,042)	(876)	(426)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $3, $3 and $2)	(3)	10	—
Reclassification adjustment for (gains) losses included in net earnings (less tax of $8, $1 and $3)	12	(4)	(7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,068)	(1,899)	1,058
Comprehensive Income (Loss)	(151)	(1,363)	2,436
Net (Earnings) Loss Attributable to Noncontrolling Interests	21	19	17
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	6	12	23
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$(124)	$(1,332)	$2,476

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2015	2014
ASSETS
Current Assets
Cash and temporary investments	$1,050	$1,881
Accounts and notes receivable, less allowances of $70 in 2015 and $82 in 2014	2,675	3,083
Inventories	2,228	2,424
Deferred income tax assets	312	331
Other current assets	212	240
Total Current Assets	6,477	7,959
Plants, Properties and Equipment, net	11,980	12,728
Forestlands	366	507
Investments	228	248
Financial Assets of Special Purpose Entities (Note 12)	7,014	2,145
Goodwill	3,335	3,773
Deferred Charges and Other Assets	1,187	1,324
TOTAL ASSETS	$30,587	$28,684
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$426	$742
Accounts payable	2,078	2,664
Accrued payroll and benefits	434	477
Other accrued liabilities	986	1,026
Total Current Liabilities	3,924	4,909
Long-Term Debt	8,900	8,631
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	6,277	2,050
Deferred Income Taxes	3,231	3,063
Pension Benefit Obligation	3,548	3,819
Postretirement and Postemployment Benefit Obligation	364	396
Other Liabilities	434	553
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2015 & 2014 – 448.9 shares	449	449
Paid-in capital	6,243	6,245
Retained earnings	4,649	4,409
Accumulated other comprehensive loss	(5,708)	(4,646)
	5,633	6,457
Less: Common stock held in treasury, at cost, 2015 – 36.776 shares and 2014 – 28.734 shares	1,749	1,342
Total Shareholders’ Equity	3,884	5,115
Noncontrolling interests	25	148
Total Equity	3,909	5,263
TOTAL LIABILITIES AND EQUITY	$30,587	$28,684

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2015	2014	2013
OPERATING ACTIVITIES
Net earnings (loss)	$917	$536	$1,378
Depreciation, amortization, and cost of timber harvested	1,294	1,414	1,547
Deferred income tax provision (benefit), net	281	(135)	146
Restructuring and other charges	252	881	210
Pension plan contribution	(750)	(353)	(31)
Net bargain purchase gain on acquisition of business	—	—	(13)
Periodic pension expense, net	461	387	545
Net (gains) losses on sales and impairments of businesses	174	38	3
Equity (earnings) losses, net of taxes	(117)	200	39
Release of tax reserves	—	—	(775)
Impairment of goodwill and other intangible assets	137	100	527
Other, net	153	167	(62)
Changes in current assets and liabilities
Accounts and notes receivable	7	(97)	(134)
Inventories	(131)	(103)	(114)
Accounts payable and accrued liabilities	(89)	(18)	(110)
Interest payable	(17)	(18)	(57)
Other	8	78	(71)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,580	3,077	3,028
INVESTMENT ACTIVITIES
Invested in capital projects	(1,487)	(1,366)	(1,198)
Acquisitions, net of cash acquired	—	—	(505)
Proceeds from divestitures	23	—	726
Proceeds from spinoff	—	411	—
Investment in Special Purpose Entities	(198)	—	—
Proceeds from sale of fixed assets	37	61	65
Other	(114)	34	85
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(1,739)	(860)	(827)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(605)	(1,062)	(512)
Issuance of common stock	2	66	298
Issuance of debt	6,873	1,982	241
Reduction of debt	(6,947)	(2,095)	(845)
Change in book overdrafts	(14)	30	(123)
Dividends paid	(685)	(620)	(554)
Acquisition of redeemable noncontrolling interest	—	(114)	—
Debt tender premiums paid	(211)	(269)	—
Redemption of securities	—	—	(150)
Other	(14)	(4)	(43)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(1,601)	(2,086)	(1,688)
Effect of Exchange Rate Changes on Cash	(71)	(52)	(13)
Change in Cash and Temporary Investments	(831)	79	500
Cash and Temporary Investments
Beginning of the period	1,881	1,802	1,302
End of the period	$1,050	$1,881	$1,802

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2013	$440	$6,042	$3,662	$(3,840)	$—	$6,304	$332	$6,636
Issuance of stock for various plans, net	7	421	—	—	(20)	448	—	448
Repurchase of stock	—	—	—	—	512	(512)	—	(512)
Dividends	—	—	(567)	—	—	(567)	—	(567)
Dividends paid to noncontrolling interests by subsidiary	—	—	—	—	—	—	(1)	(1)
Noncontrolling interests of acquired entities	—	—	(44)	—	—	(44)	(112)	(156)
Comprehensive income (loss)	—	—	1,395	1,081	—	2,476	(40)	2,436
BALANCE, DECEMBER 31, 2013	447	6,463	4,446	(2,759)	492	8,105	179	8,284
Issuance of stock for various plans, net	2	69	—	—	(212)	283	—	283
Repurchase of stock	—	—	—	—	1,062	(1,062)	—	(1,062)
xpedx spinoff	—	(287)	—	—	—	(287)	—	(287)
Dividends	—	—	(633)	—	—	(633)	—	(633)
Acquisition of redeemable noncontrolling interests	—	—	46	—	—	46	—	46
Remeasurement of redeemable noncontrolling interest	—	—	(5)	—	—	(5)	—	(5)
Comprehensive income (loss)	—	—	555	(1,887)	—	(1,332)	(31)	(1,363)
BALANCE, DECEMBER 31, 2014	449	6,245	4,409	(4,646)	1,342	5,115	148	5,263
Issuance of stock for various plans, net	—	35	—	—	(198)	233	—	233
Repurchase of stock	—	—	—	—	605	(605)	—	(605)
Dividends	—	—	(698)	—	—	(698)	—	(698)
Transactions of equity method investees	—	(37)	—	—	—	(37)	—	(37)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(96)	(96)
Comprehensive income (loss)	—	—	938	(1,062)	—	(124)	(27)	(151)
BALANCE, DECEMBER 31, 2015	$449	$6,243	$4,649	$(5,708)	$1,749	$3,884	$25	$3,909
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

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings (loss) of $117 million, $(200) million and $(39) million in 2015, 2014 and 2013, respectively.

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

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for pulp and paper mills, and the straight-line method is used for other plants and equipment. Annual straight-line depreciation rates generally are, for buildings — 2.50% to 5.00%, and for machinery and equipment — 5% to 33%.

FORESTLANDS

At December 31, 2015, International Paper and its subsidiaries owned or managed approximately 335,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are expensed as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

CLASSIFICATION OF DEFERRED TAXES

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-17, "Balance Classification of Deferred Taxes." This ASU requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The application of the requirements of this guidance is not expected to have a material effect on the consolidated financial statements.

BUSINESS COMBINATIONS
In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement Period Adjustments." This ASU provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This ASU must be applied prospectively to adjustments to provisional amounts that occur after the effective date. Early adoption is permitted for financial statements that have not been issued. The Company is currently evaluating the provisions of this guidance.

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

CLOUD COMPUTING ARRANGEMENTS

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Early adoption is permitted. The application of the requirements of this guidance is not expected to have a material effect on the consolidated financial statements.

DEBT ISSUANCE COSTS

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs)," which simplifies the balance sheet presentation of the costs for issuing debt. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years; however, early adoption is allowed. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The application of the requirements of this guidance is not expected to have a material effect on the consolidated financial statements.

CONSOLIDATION

In February 2015, the FASB issued ASU 2015-02, "Consolidation," which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The application of the requirements of this guidance is not expected to have a material effect on the consolidated financial statements.

SHARE-BASED PAYMENT

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-based Payments When the Terms of an Award Provide That Performance Target Could Be Achieved After the Requisite Service Period." This guidance provides that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, an entity should not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The application of the requirements of this guidance is not expected to have a material effect on the consolidated financial statements.

REVENUE RECOGNITION
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, and permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the provisions of this guidance.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2015	2014	2013
Earnings (loss) from continuing operations	$938	$568	$1,704
Effect of dilutive securities (a)	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$938	$568	$1,704
Average common shares outstanding	417.4	427.7	443.3
Effect of dilutive securities (a):
Restricted performance share plan	3.2	4.2	4.5
Stock options (b)	—	0.1	0.3
Average common shares outstanding – assuming dilution	420.6	432.0	448.1
Basic earnings (loss) per share from continuing operations	$2.25	$1.33	$3.85
Diluted earnings (loss) per share from continuing operations	$2.23	$1.31	$3.80

(a)	Securities are not included in the table in periods when antidilutive.

(b)
Options to purchase shares were not included in the computation of diluted common shares outstanding if their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the year ended December 31, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2014	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	(331)	(1,002)	(3)	(1,336)
Amounts reclassified from accumulated other comprehensive income	296	(40)	12	268
Net Current Period Other Comprehensive Income	(35)	(1,042)	9	(1,068)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	6	—	6
Balance as of December 31, 2015	$(3,169)	$(2,549)	$10	$(5,708)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(1,271)	(863)	10	(2,124)
Amounts reclassified from accumulated other comprehensive income	242	(13)	(4)	225
Net Current Period Other Comprehensive Income	(1,029)	(876)	6	(1,899)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	12	—	12
Balance as of December 31, 2014	$(3,134)	$(1,513)	$1	$(4,646)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2013:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2012	$(3,596)	$(246)	$2	$(3,840)
Other comprehensive income (loss) before reclassifications	1,184	(443)	—	741
Amounts reclassified from accumulated other comprehensive income	307	17	(7)	317
Net Current Period Other Comprehensive Income	1,491	(426)	(7)	1,058
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	23	—	23
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three years ended:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Location of Amount Reclassified from AOCI
	2015	2014	2013
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(33)	$(17)	$(9)	(b)	Cost of products sold
Actuarial gains/(losses)	(449)	(379)	(493)	(b)	Cost of products sold
Total pre-tax amount	(482)	(396)	(502)
Tax (expense)/benefit	186	154	195
Net of tax	(296)	(242)	(307)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestiture	40	13	(17)		Net (gains) losses on sales and impairments of businesses or Retained earnings
Tax (expense)/benefit	—	—	—
Net of tax	40	13	(17)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(20)	3	10	(c)	Cost of products sold
Total pre-tax amount	(20)	3	10
Tax (expense)/benefit	8	1	(3)
Net of tax	(12)	4	7
Total reclassifications for the period	$(268)	$(225)	$(317)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 14 for additional details).

NOTE 5 RESTRUCTURING CHARGES AND OTHER ITEMS

2015: During 2015, total restructuring and other charges of $252 million before taxes were recorded. These charges included:

In millions	2015
Early debt extinguishment costs (see Note 13)	$207
Timber monetization restructuring	16
Legal liability reserve adjustment	15
Riegelwood mill conversion costs net of proceeds from the sale of Carolina Coated Bristols brand (a)	8
Other	6
Total	$252

(a)	Includes $5 million of severance charges, $24 million of accelerated depreciation, sale proceeds of $22 million and $1 million of other charges.

Included in the $252 million of restructuring and other charges is severance expense of $5 million which is related to 69 employees.

2014: During 2014, total restructuring and other charges of $846 million before taxes were recorded. These charges included:

In millions	2014
Early debt extinguishment costs (see Note 13)	$276
Courtland mill shutdown (a)	554
Other (b)	16
Total	$846

(a) Includes $464 million of accelerated depreciation, $24 million of inventory impairment charges, $26 million of severance charges and $40 million of other charges which are recorded in the Printing Papers segment.
(b) Includes $15 million of severance charges.

Included in the $846 million of restructuring and other charges is severance expense of $41 million which is related to 957 employees.

2013: During 2013, total restructuring and other charges of $156 million before taxes were recorded. These charges included:

In millions	2013
Early debt extinguishment costs (see Note 13)	$25
Courtland mill shutdown (a)	118
Box plant closures	(13)
Augusta paper machine shutdown (b)	45
Insurance reimbursements	(30)
Other (c)	11
Total	$156

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

Included in the $156 million of restructuring and other charges is severance expense of $46 million which is related to 1,384 employees.

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

NOTE 6 ACQUISITIONS AND JOINT VENTURES

OLMUKSAN

2014: In May 2014, the Company conducted a voluntary tender offer for the remaining outstanding 12.6% public shares of Olmuksan. The Company also purchased outstanding shares of Olmuksan outside of the tender offer. As of December 31, 2014 and 2015, the Company owned 91.7% of Olmuksan's outstanding and issued shares.

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

In millions	2014	2013
Net Sales	$2,604	$5,597
Costs and Expenses
Cost of products sold	2,309	4,941
Selling and administrative expenses	191	409
Depreciation, amortization and cost of timber harvested	9	16
Distribution expenses	69	149
Restructuring and other charges	25	54
Impairment of goodwill and other intangibles	—	400
Other, net	3	7
Earnings (Loss) Before Income Taxes and Equity Earnings	(2)	(379)
Income tax provision (benefit)	(1)	(25)
Discontinued Operations, Net of Taxes (a)	$(1)	$(354)

(a) These amounts, along with those disclosed below related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations.

Total cash provided by operations related to xpedx of $29 million and $81 million for 2014 and 2013, respectively, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to xpedx of $3 million and $12 million for 2014 and 2013, respectively, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

2013: On April 1, 2013, the Company finalized the sale of Temple-Inland's 50% interest in Del-Tin Fiber L.L.C. to joint venture partner Deltic Timber Corporation for $20 million in assumed liabilities and cash.

On July 19, 2013 the Company finalized the sale of its Temple-Inland Building Products division to Georgia-Pacific Building Products, LLC for approximately $726 million in cash.

Related to these divestitures, the Company recorded income (loss) of $0 million, $(12) million and $45 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included in Discontinued operations, net of tax in the consolidated statement of operations.

OTHER DIVESTITURES AND IMPAIRMENTS

2015: On October 13, 2015, the Company finalized the sale of its 55% interest in IP Asia Coated Paperboard (IP-Sun JV) business, within the Company's Consumer Packaging segment, to its Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd. for RMB 149 million (approximately USD $23 million). During the third quarter of 2015, a determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which was the agreed upon selling price. The 2015 loss includes the net pre-tax impairment charge of $174 million ($113 million after taxes). A pre-tax charge of $186 million was recorded during the third quarter in the Company's Consumer Packaging segment to write down the long-lived assets of this business to their estimated fair value. In the fourth quarter of 2015, upon the sale and corresponding deconsolidation of IP-Sun JV from the Company's consolidated balance sheet, final adjustments were made resulting in a reduction of the impairment of $12 million. The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $19 million, $12 million and $8 million, respectively. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015, 2014 and 2013 were $226 million, $51 million and $41 million, respectively.

The net 2015 loss totaling $174 million related to the impairment of Sun-JV is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

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

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

In millions at December 31	2015	2014
Temporary Investments	$738	$1,480

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2015	2014
Accounts and notes receivable:
Trade	$2,480	$2,860
Other	195	223
Total	$2,675	$3,083

INVENTORIES

In millions at December 31	2015	2014
Raw materials	$339	$494
Finished pulp, paper and packaging products	1,248	1,273
Operating supplies	563	562
Other	78	95
Inventories	$2,228	$2,424

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 78% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $345 million and $334 million at December 31, 2015 and 2014, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2015	2014
Pulp, paper and packaging facilities	$31,466	$31,805
Other properties and equipment	1,242	1,263
Gross cost	32,708	33,068
Less: Accumulated depreciation	20,728	20,340
Plants, properties and equipment, net	$11,980	$12,728

In millions	2015	2014	2013
Depreciation expense	$1,213	$1,308	$1,415

INTEREST

Cash payments related to interest were as follows:

In millions	2015	2014	2013
Interest payments	$680	$718	$751

Amounts related to interest were as follows:

In millions	2015	2014	2013
Interest expense (a)	$644	$677	$669
Interest income (a)	89	70	57
Capitalized interest costs	25	23	17

(a)
Interest expense and interest income exclude approximately $25 million, $38 million and $45 million in 2015, 2014 and 2013, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

NOTE 9 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2015 and 2014:

In millions	Industrial Packaging		Printing Papers		Consumer Packaging		Total
Balance as of January 1, 2015
Goodwill	$3,396		$2,234		$1,784		$7,414
Accumulated impairment losses (a)	(100)		(1,877)		(1,664)		(3,641)
	3,296		357		120		3,773
Reclassifications and other (b)	(70)		(95)		(3)		(168)
Additions/reductions	(1)		(15)	(c)	(117)	(d)	(133)
Impairment loss	(137)	(e)	—		—		(137)
Balance as of December 31, 2015
Goodwill	3,325		2,124		1,664		7,113
Accumulated impairment losses (a)	(237)		(1,877)		(1,664)		(3,778)
Total	$3,088		$247		$—		$3,335

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reduction due to the sale and de-consolidation of Shandong Sun joint venture in Asia.

(e)	Reflects a charge for goodwill impairment related to our Brazil Industrial Packaging business.

In millions	Industrial Packaging		Printing Papers		Consumer Packaging	Distribution	Total
Balance as of January 1, 2014
Goodwill	$3,430		$2,311		$1,787	$400	$7,928
Accumulated impairment losses (a)	—		(1,877)		(1,664)	(400)	(3,941)
	3,430		434		123	—	3,987
Reclassifications and other (b)	(34)		(57)		(3)	—	(94)
Additions/reductions	—		(20)	(c)	—	—	(20)
Impairment loss	(100)	(d)	—		—	—	(100)
Write off of goodwill	—		—		—	(400)	(400)
Write off of accumulated impairment loss	—		—		—	400	400
Balance as of December 31, 2014
Goodwill	3,396		2,234		1,784	—	7,414
Accumulated impairment losses (a)	(100)		(1,877)		(1,664)	—	(3,641)
Total	$3,296		$357		$120	$—	$3,773

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reflects a charge of $100 million for goodwill impairment related to our Asia Industrial Packaging business.

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Brazil Packaging business using its discounted future cash flows and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.

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

At December 31, 2013, there was $400 million of goodwill and $400 million of accumulated impairment losses included in the consolidated balance sheet associated with the xpedx business (Distribution segment). Effective July 1, 2014, the Company completed the spinoff of its xpedx business which had historically represented the Company's Distribution reportable segment. Following the spinoff of xpedx, the assets and liabilities of this business have been adjusted off of the consolidated balance sheet and are not included in balances as of December 31, 2014.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2015		2014
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$495	$166	$561	$157
Non-compete agreements	69	56	74	53
Tradenames, patents and trademarks	61	54	61	44
Land and water rights	33	6	81	9
Software	22	20	23	22
Other	46	29	48	24
Total	$726	$331	$848	$309

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2015	2014	2013
Amortization expense related to intangible assets	$60	$73	$79

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2016 – $46 million, 2017 – $44 million, 2018 – $35 million, 2019 – $33 million, 2020 – $32 million, and cumulatively thereafter – $199 million.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2015	2014	2013
Earnings (loss)
U.S.	$1,147	$565	$775
Non-U.S.	119	307	453
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,266	$872	$1,228

The provision (benefit) for income taxes (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2015	2014	2013
Current tax provision (benefit)
U.S. federal	$62	$175	$(663)
U.S. state and local	12	9	(98)
Non-U.S.	111	74	95
	$185	$258	$(666)
Deferred tax provision (benefit)
U.S. federal	$321	$(67)	$206
U.S. state and local	30	5	(18)
Non-U.S.	(70)	(73)	(20)
	$281	$(135)	$168
Income tax provision (benefit)	$466	$123	$(498)

The Company’s deferred income tax provision (benefit) includes a $3 million provision, a $13 million benefit and a $7 million provision for 2015, 2014 and 2013, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $149 million, $172 million and $291 million in 2015, 2014 and 2013, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2015	2014	2013
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,266	$872	$1,228
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	443	305	430
State and local income taxes	27	10	(2)
Tax rate and permanent differences on non-U.S. earnings	(44)	(72)	(90)
Net U.S. tax on non-U.S. dividends	12	16	(15)
Tax benefit on manufacturing activities	(14)	(46)	(27)
Non-deductible business expenses	8	7	4
Non-deductible impairments	109	35	37
Sale of non-strategic assets	(61)	—	—
Tax audits	—	—	(770)
Subsidiary liquidation	—	(85)	—
Retirement plan dividends	(5)	(5)	(5)
Tax basis adjustments	—	—	(33)
Tax credits	(15)	(34)	(23)
Other, net	6	(8)	(4)
Income tax provision (benefit)	$466	$123	$(498)
Effective income tax rate	37%	14%	(41)%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2015 and 2014, were as follows:

In millions	2015	2014
Deferred income tax assets:
Postretirement benefit accruals	$172	$189
Pension obligations	1,403	1,517
Alternative minimum and other tax credits	283	342
Net operating and capital loss carryforwards	732	672
Compensation reserves	265	280
Other	244	266
Gross deferred income tax assets	3,099	3,266
Less: valuation allowance	(430)	(415)
Net deferred income tax asset	$2,669	$2,851
Deferred income tax liabilities:
Intangibles	$(271)	$(316)
Plants, properties and equipment	(2,727)	(2,707)
Forestlands, related installment sales, and investment in subsidiary	(2,253)	(2,290)
Gross deferred income tax liabilities	$(5,251)	$(5,313)
Net deferred income tax liability	$(2,582)	$(2,462)

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, and Deferred income taxes. There is a decrease in deferred income tax assets principally relating to the tax impact of changes in qualified pension liabilities and the utilization of tax credits. Deferred tax liabilities decreased primarily due to a reduction in the intangibles deferred tax liability. Of the $2.3 billion forestlands, related installment sales, and investment in subsidiary deferred tax liability, $1.4 billion is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $840 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 12). Certain tax attributes reflected on our tax returns as filed differ from those reflected in the deferred income tax accounts due to uncertain tax benefits.

The valuation allowance for deferred income tax assets as of December 31, 2015, 2014 and 2013 was $430 million, $415 million and $413 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2015 and 2014 was an increase of $15 million and an increase of $2 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

In millions	2015	2014	2013
Balance at January 1	$(158)	$(161)	$(972)
(Additions) reductions based on tax positions related to current year	(6)	(15)	(22)
Additions for tax positions of prior years	(6)	(1)	(29)
Reductions for tax positions of prior years	7	9	824
Settlements	2	—	26
Expiration of statutes of limitations	4	2	11
Currency translation adjustment	7	8	1
Balance at December 31	$(150)	$(158)	$(161)

Included in the balance at December 31, 2015, 2014 and 2013 are $1 million, $1 million and $1 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $34 million and $41 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2015 and 2014, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2003 through 2014 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. In 2013, the Company concluded its examination with the U.S. Internal Revenue Service for the tax years 2006 through 2009 for both International Paper Company and Temple-Inland. As a result of the completion of the examinations, the Company reduced its unrecognized tax benefits by approximately $844 million. Other pending audit settlements and the expiration of statute of limitations could further reduce the uncertain tax positions by $39 million during the next twelve months. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Included in the Company’s 2015, 2014 and 2013 income tax provision (benefit) are $(121) million, $(453) million and $(869) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2015	2014	2013
Special items	$(84)	$(372)	$(95)
Tax-related adjustments:
Return to accrual	23	—	—
Internal restructurings	(62)	(90)	(4)
Settlement of tax audits and legislative changes	—	10	(770)
Medicare D deferred income tax write-off	—	—	—
Other tax adjustments	2	(1)	—
Income tax provision (benefit) related to special items	$(121)	$(453)	$(869)

Excluding the impact of special items and nonoperating pension expense, the 2015, 2014 and 2013 income tax provisions were $687 million, $659 million and $497 million, respectively, or 33%, 31% and 26%, respectively, of pre-tax earnings before equity earnings.
The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2016 Through 2025	2026 Through 2035	Indefinite	Total
U.S. federal and non-U.S. NOLs	$76	$—	$519	$595
State taxing jurisdiction NOLs	147	57	—	204
U.S. federal, non- U.S. and state tax credit carryforwards	144	32	241	417
U.S. federal and state capital loss carryforwards	23	—	—	23
Total	$390	$89	$760	$1,239

Deferred income taxes are not provided for temporary differences of approximately $5.7 billion, $5.2 billion and $5.1 billion as of December 31, 2015, 2014 and 2013, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

At December 31, 2015, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2016	2017	2018	2019	2020	Thereafter
Lease obligations	$118	$95	$72	$55	$41	$128
Purchase obligations (a)	3,001	541	447	371	358	1,579
Total	$3,119	$636	$519	$426	$399	$1,707

(a)
Includes $2.1 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business.

Rent expense was $170 million, $154 million and $168 million for 2015, 2014 and 2013, respectively.

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

ENVIRONMENTAL PROCEEDINGS
CERCLA and State Actions
International Paper has been named as a potentially responsible party in environmental remediation actions under various federal and state laws, including the

Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many potential responsible parties. Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $93 million in the aggregate as of December 31, 2015.
Cass Lake: One of the matters included above arises out of a closed wood treating facility located in Cass Lake, Minnesota. During 2009, in connection with an environmental site remediation action under CERCLA, International Paper submitted to the United States Environmental Protection Agency (EPA) a remediation feasibility study. In June 2011, the EPA selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $47 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In the unlikely event that the EPA changes its proposed soil remedy and approves instead a more expensive clean-up alternative, the remediation costs could be material, and significantly higher than amounts currently recorded. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
Other Remediation Costs
In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $46 million as of December 31, 2015. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

LEGAL PROCEEDINGS
Environmental
Kalamazoo River: The Company is a potentially responsible party (PRP) with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by polychlorinated biphenyls (PCBs) primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. Although the Company has not received any orders from the EPA, in December 2014, the EPA sent the Company a letter demanding payment of $19 million to reimburse the EPA for costs associated with a Time Critical Removal Action of PCB contaminated sediments from a portion of the site. The Company’s CERCLA liability has not been finally determined with respect to this or any other portion of the site and we have declined to reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.
The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for past or future costs, which is the subject of a separate trial, in which trial testimony was given between September and December 2015 and post-trial briefing is currently scheduled to be completed in March 2016. The Court has not yet ruled to what extent it will decide responsibility for future costs. We are unable to predict the outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of

Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (San Jacinto River Superfund Site) in Harris County, Texas, and have been actively participating in investigation and remediation activities at this Superfund Site. In December 2011, Harris County, Texas filed a suit against the Company seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River from waste impoundments that are part of the San Jacinto River Superfund Site. In November 2014, International Paper secured a zero liability jury verdict. Harris County appealed the verdict in April 2015, and that appeal is pending. The Company is also defending an additional lawsuit related to the San Jacinto River Superfund Site brought by approximately 400 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Antitrust
Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover an unspecified amount of treble actual damages and attorneys' fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the District Court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of Appeals for the Seventh Circuit granted the defendants' petition to appeal and the class certification issue is now pending in that court. In June 2015, International Paper and Temple-Inland were named as defendants in a lawsuit captioned Del Monte Fresh Products N.A., Inc. v. Packaging Corporation of America (S.K. Fl.), in which the Plaintiff asserts substantially similar allegations to those raised in the Kleen Products LLC action. Pursuant to a tolling agreement signed by all parties, the case was voluntarily dismissed without prejudice in November 2015. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of

Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the Kleen Products LLC action is in the discovery stage and the Tennessee action is in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.
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
In March 2015, several homebuilders filed an antitrust action in the United States District Court for the Northern District of California alleging that they purchased gypsum board and making similar allegations to those contained in the above settled proceeding. That lawsuit was transferred by the Judicial Panel on Multidistrict Litigation to the Eastern District of Pennsylvania. The homebuilders filed a notice to opt out of the class settlements and recently amended their complaint to assert that the alleged conspiracy or conspiracies continued into 2015. The Company intends to dispute the allegations made and to vigorously defend that lawsuit.

In addition, in September 2013, similar purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. In April 2015, a similar class action was filed in British Columbia, Canada. In May 2015, we reached an agreement in principle to settle these Canadian cases for an immaterial amount. In November 2015, a definitive settlement agreement was executed and is subject to court approval.

Tax

On October 16, 2015, the Company was notified of a $92 million tax assessment issued by the state of Sao Paulo, Brazil for tax years 2011 through 2013. The assessment pertains to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax.  This assessment is in the preliminary stage. The Company does not believe that a material loss is probable.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, labor and employment, contracts, sales of property, intellectual property, personal injury and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

NOTE 12 VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their maturity which was originally August 2016, are supported by irrevocable letters of credit obtained by the buyers of the forestlands.

During 2006, International Paper contributed the Timber Notes to newly formed special purpose entities (the Borrower Entities) in exchange for Class A and Class B interests in these entities. Subsequently, International Paper contributed its $200 million Class A interests in the Borrower Entities, along with approximately $400 million of International Paper promissory notes, to other newly formed special purpose entities (the Investor Entities, and together with the Borrower Entities, the Entities) in exchange for Class A and Class B interests in these entities, and simultaneously sold its Class A interest in the Investor Entities to a third party investor. As a result, at December 31, 2006, International Paper held Class B interests in the Borrower Entities and Class B interests in the Investor Entities valued at approximately $5.0 billion. International Paper did not provide any financial support that was not previously contractually required for the years ended December 31, 2015, 2014, or 2013.

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes.

Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provided that International Paper had, and intended to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities. Accordingly, for financial reporting purposes, International Paper had offset approximately $5.2 billion of Class B interests in the Entities against $5.3 billion of International Paper debt obligations held by these Entities at December 31, 2014, and despite the offset treatment, these remained debt obligations of International Paper. Remaining borrowings of $50 million are included in Long-term debt in the accompanying consolidated balance sheet at December 31, 2014. Additional debt related to the above transaction of $107 million is included in Notes payable and current maturities of long-term debt at December 31, 2014.

The use of the Entities facilitated the monetization of the credit enhanced Timber Notes in a cost effective manner by increasing borrowing capacity and lowering the interest rate, while providing for the offset accounting treatment described above. Additionally, the monetization structure preserved the $1.4 billion tax deferral that resulted from the 2006 forestlands sales.

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

During the third quarter of 2015, we initiated a series of actions in order to extend the 2006 monetization structure and maintain the long-term nature of the $1.4 billion deferred tax liability. First, International Paper acquired the Class A interests in the Investor Entities from a third party for $198 million in cash. As a result, International Paper became the owner of all of the Class A and Class B interests in the Entities and became the primary beneficiary of the Entities. The assets and liabilities of the Entities, primarily consisting of the Timber Notes and third party bank loans, were recorded at fair value as of the acquisition date of the Class A interests.

Subsequent to purchasing the Class A interests in the Investor Entities, International Paper restructured the Entities, which resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the 2015 Financing Entities). As part of the restructuring, the Timber Notes held by the Borrower Entities, subject to the third party bank loans, were contributed to the 2015 Financing Entities along with approximately $150 million in International Paper debt obligations, approximately $600 million in cash and approximately $130 million in demand loans from International Paper, and certain Entities were liquidated. As a result of these transactions, International Paper began consolidating the 2015 Financing Entities during the third quarter of 2015. Also, during the third quarter of 2015, the 2015 Financing Entities used $630 million in cash to pay down a portion of the third party bank loans and refinanced approximately $4.2 billion of those loans on nonrecourse terms (the 2015 Refinance Loans).

During the fourth quarter of 2015, International Paper extended the maturity date on the Timber Notes for an additional five years. The Timber Notes are shown in Financial assets of special purpose entities on the accompanying consolidated balance sheet and mature in August 2021 unless extended for an additional five years. These notes are supported by approximately $4.8 billion of irrevocable letters of credit. In addition, the Company extinguished the 2015 Refinance Loans scheduled to mature in May 2016 and entered into new nonrecourse third party bank loans totaling approximately $4.2 billion (the Extension Loans). Provisions of loan agreements related to approximately $1.1 billion of the Extension Loans require the bank issuing letters of credit supporting the Timber Notes pledged as collateral to maintain a credit rating at or above a specified threshold. In the event the credit rating of the letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution. The Extension Loans are shown in Nonrecourse financial liabilities of special purpose entities on the accompanying consolidated balance sheet and mature in the fourth quarter of 2020. The extinguishment of the 2015 Refinance Loans of approximately $4.2 billion and the issuance of the Extension Loans of approximately $4.2 billion are shown as part of reductions of debt and issuances of debt, respectively, in the financing activities of the consolidated statement of cash flows.

The Extension Loans are nonrecourse to the Company, and are secured by approximately $4.8 billion of Timber Notes, the irrevocable letters of credit supporting the Timber Notes and approximately $150 million of International Paper debt obligations. The $150 million of International Paper debt obligations are eliminated in the consolidation of the 2015 Financing Entities and are not reflected in the Company’s consolidated balance sheet.

The purchase of the Class A interests and subsequent restructuring described above facilitated the refinancing and extensions of the third party bank loans on nonrecourse terms. The transactions described in these paragraphs result in continued long-term classification of the $1.4 billion deferred tax liability recognized in connection with the 2006 forestlands sale.

As of December 31, 2015, the fair value of the Timber Notes and Extension Loans is $4.68 billion and $4.28 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

In millions	2015	2014	2013
Revenue (a)	$43	$38	$45
Expense (a)	81	72	79
Cash receipts (b)	21	22	33
Cash payments (c)	71	73	84

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

(c)
The cash payments are interest payments on the associated debt obligations discussed above. After formation of the 2015 Financing Entities, the payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

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

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be $2.09 billion. As of December 31, 2015 and 2014, the fair value of the notes was $2.10 billion and $2.27 billion, respectively. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of December 31, 2015 and 2014, the fair value of this debt was $1.97 billion and $2.16 billion, respectively. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2015	2014	2013
Revenue (a)	$27	$26	$27
Expense (b)	27	25	29
Cash receipts (c)	7	7	8
Cash payments (d)	18	18	21

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $19 million, $19 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $7 million, $7 million and $7 million for the years ended December 31, 2015, 2014 and 2013, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 13 DEBT AND LINES OF CREDIT
In 2015, International Paper issued $700 million of 3.80% senior unsecured notes with a maturity date in 2026, $600 million of 5.00% senior unsecured notes with a maturity date in 2035, and $700 million of 5.15% senior unsecured notes with a maturity date in 2046. The proceeds from this borrowing were used to repay approximately $1.0 billion of notes with interest rates ranging from 4.75% to 9.38% and original maturities from 2018 to 2022, along with $211 million of cash premiums associated with the debt repayments. Additionally, the proceeds from this borrowing were used to make a $750 million voluntary cash contribution to the Company's pension plan. Pre-tax early debt retirement costs of $207 million related to the debt repayments, including the $211 million of cash premiums, are included in restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2015.
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

Amounts related to early debt extinguishment during the years ended December 31, 2015, 2014 and 2013 were as follows:

In millions	2015	2014	2013
Debt reductions (a)	$2,151	$1,625	$574
Pre-tax early debt extinguishment costs (b)	207	276	25

(a)
Reductions related to notes with interest rates ranging from 2.00% to 9.38% with original maturities from 2014 to 2031 for the years ended December 31, 2015, 2014 and 2013. Includes the $630 million payment for a portion of the Special Purpose Entity Liability (see Note 12 Variable Interest Entities).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2015	2014
8.7% note – due 2038	$264	$264
9 3/8% note – due 2019	295	420
7.95% debentures – due 2018	648	903
7.5% note – due 2021	603	979
7.3% notes – due 2039	721	721
6 7/8% notes – due 2023 – 2029	131	131
6.65% note – due 2037	4	4
6.4% to 7.75% debentures due 2025 – 2027	142	142
6 3/8% to 6 5/8% notes – due 2016 – 2018	185	358
6.0% notes – due 2041	585	585
5.25% to 5.3% notes – due 2015 – 2016	261	457
5.00% to 5.15% – due 2035 – 2046	1,280	—
4.8% notes - due 2044	796	796
4.75% notes – due 2022	817	896
3.65% to 3.80% notes – due 2024 – 2026	1,490	797
Floating rate notes – due 2015 – 2025 (a)	438	271
Environmental and industrial development bonds – due 2015 – 2035 (b)	594	950
Short-term notes (c)	5	424
Other (d)	67	275
Total (e)	9,326	9,373
Less: current maturities	426	742
Long-term debt	$8,900	$8,631

(a)	The weighted average interest rate on these notes was 2.9% in 2015 and 2.8% in 2014.

(b)	The weighted average interest rate on these bonds was 5.8% in 2015 and 5.7% in 2014.

(c)
The weighted average interest rate was 2.2% in 2015 and 2.6% in 2014. Includes $5 million at December 31, 2015 and $91 million at December 31, 2014 related to non-U.S. denominated borrowings with a weighted average interest rate of 2.2% in 2015 and 7.2% in 2014.

(d)	Includes $8 million at December 31, 2015 and $20 million at December 31, 2014 related to the unamortized gain on interest rate swap unwinds (see Note 14 Derivatives and Hedging Instruments).

(e)	The fair market value was approximately $9.9 billion at December 31, 2015 and $10.6 billion at December 31, 2014.

Total maturities of long-term debt over the next five years are 2016 – $426 million; 2017 – $43 million; 2018 – $811 million; 2019 – $427 million; and 2020 – $183 million.

At December 31, 2015, International Paper’s credit facilities (the Agreements) totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in August 2019 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivables balances (approximately $600 million available as of December 31, 2015) under a receivables securitization program that expires in December 2016. At December 31, 2015, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2015, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

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

COMMODITY RISK MANAGEMENT

Certain raw materials used in our production processes are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. To manage the volatility in earnings due to price fluctuations, we may utilize swap contracts or forward purchase contracts.

Derivative instruments are reported in the consolidated balance sheets at their fair values, unless the derivative instruments qualify for the normal purchase normal sale ("NPNS") exception under GAAP and such exception has been elected. If the NPNS exception is elected, the fair values of such contracts are not recognized on the balance sheet.

Contracts that qualify are designated as cash flow hedges of forecasted commodity purchases. The effective portion of the changes in fair value for these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transactions affect earnings. The ineffective and non-qualifying portions, which are not material for any year presented, are immediately recognized in earnings.

The change in the fair value of certain non-qualifying instruments used to reduce commodity price volatility is immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2015	December 31, 2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (Sell / Buy; denominated in sell notional): (a)
Brazilian real / U.S. dollar - Forward	—	166
British pounds / Brazilian real - Forward	—	5
European euro / Brazilian real - Forward	—	9
European euro / Polish zloty - Forward	260	280
Mexican peso / U.S. dollar - Forward	136	—
U.S. dollar / Brazilian real - Forward	—	125
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts (in USD)	17	230
Derivatives Not Designated as Hedging Instruments:
Electricity contract (in Megawatt Hours)	1	—
Foreign exchange contracts (Sell / Buy; denominated in sell notional):
European euro / British pounds	25	—
Indian rupee / U.S. dollar	49	43
Mexican peso / U.S. dollar	131	187
U.S. dollar / Brazilian real	—	11
Interest rate contracts (in USD)	38	—

(a)	These contracts had maturities of three years or less as of December 31, 2015.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2015	2014	2013
Foreign exchange contracts	$(3)	$10	$—
Total	$(3)	$10	$—

During the next 12 months, the amount of the December 31, 2015 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $3 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2015	2014	2013
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(12)	$4	$7	Cost of products sold
Total	$(12)	$4	$7

	Gain (Loss) Recognized in Income					Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2015		2014		2013
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$3		$1		$(1)	Interest expense, net
Debt	(3)		(1)		1	Interest expense, net
Total	$—		$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$(7)		$(2)		$4	Cost of products sold
Embedded derivatives	—		—		(1)	Interest expense, net
Foreign exchange contracts	(4)		(1)		(5)	Cost of products sold
Interest rate contracts	13	(a)	12	(b)	21	Interest expense, net
Total	$2		$9		$19

(a)	Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.

(b)	Excluding gain of $7 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2015			2014
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$175	$38	$—	$—	$—
First Quarter	—	—	—	55	—	—
Total	$—	$175	$38	$55	$—	$—

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

Electricity Contract

The electricity contract is valued using the Mid-C index forward curved obtained from the Intercontinental Exchange. The market value of the contract is the sum of the fair value of all future purchase payments between the contract counterparties, discounted to present value. The fair value of the future purchase payments is determined by comparing the contract price to the forward price and present valued using International Paper's cost of capital.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$5	(a)	$16	(b)	$1	(c)	$14	(c)
Total derivatives designated as hedging instruments	$5		$16		$1		$14
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$7	(d)	$2	(c)
Foreign exchange contracts	—		1	(a)	—		2	(c)
Total derivatives not designated as hedging instruments	$—		$1		$7		$4
Total derivatives	$5		$17		$8		$18

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Includes $14 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(d)	Includes $4 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $1 million as of December 31, 2015 and December 31, 2014, respectively. The Company was not required to post any collateral as of December 31, 2015 or 2014.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2015 and 2014, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2015, 2014 and 2013:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2013	439,894	13
Issuance of stock for various plans, net	7,328	(533)
Repurchase of stock	—	11,388
Balance at December 31, 2013	447,222	10,868
Issuance of stock for various plans, net	1,632	(4,668)
Repurchase of stock	—	22,534
Balance at December 31, 2014	448,854	28,734
Issuance of stock for various plans, net	62	(4,230)
Repurchase of stock	—	12,272
Balance at December 31, 2015	448,916	36,776

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

The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $62 million, $38 million and $28 million in 2015, 2014 and 2013, respectively, and which are expected to be $22 million in 2016.

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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2015 and 2014, and the plans’ funded status. The U.S. combined benefit obligation as of December 31, 2015 decreased by $302 million, due to an increase in the discount rate assumption used in computing the estimated benefit obligation partially offset by updated demographic assumptions. Our mortality assumption for the year ended December 31, 2014 reflects adoption of the newly issued Society of Actuaries longevity improvement sale, with Company specific adjustments. U.S. plan assets increased by $5 million, primarily reflecting a $750 million qualified pension contribution in 2015 offset by benefit payments.

	2015		2014
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$14,741	$233	$12,903	$228
Service cost	161	6	145	5
Interest cost	597	10	600	13
Curtailments	—	—	—	(4)
Settlements	(43)	(12)	—	—
Actuarial loss (gain)	(254)	(1)	1,755	12
Divestitures	—	—	(23)	—
Other	—	—	—	12
Plan amendments	—	—	133	—
Benefits paid	(764)	(7)	(772)	(13)
Effect of foreign currency exchange rate movements	—	(25)	—	(20)
Benefit obligation, December 31	$14,438	$204	$14,741	$233
Change in plan assets:
Fair value of plan assets, January 1	$10,918	$180	$10,706	$181
Actual return on plan assets	(1)	4	593	13
Company contributions	813	9	391	8
Benefits paid	(764)	(7)	(772)	(13)
Settlements	(43)	(12)	—	—
Other	—	—	—	6
Effect of foreign currency exchange rate movements	—	(19)	—	(15)
Fair value of plan assets, December 31	$10,923	$155	$10,918	$180
Funded status, December 31	$(3,515)	$(49)	$(3,823)	$(53)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$7	$—	$8
Current liability	(22)	(2)	(62)	(3)
Non-current liability	(3,493)	(54)	(3,761)	(58)
	$(3,515)	$(49)	$(3,823)	$(53)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$166	$—	$209	$—
Net actuarial loss	4,899	42	4,812	40
	$5,065	$42	$5,021	$40

The components of the $44 million and $2 million increase related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2015 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$530	$5
Amortization of actuarial loss	(428)	(1)
Amortization of prior service cost	(43)	—
Settlements	(15)	—
Effect of foreign currency exchange rate movements	—	(2)
	$44	$2

The accumulated benefit obligation at December 31, 2015 and 2014 was $14.3 billion and $14.6 billion, respectively, for our U.S. defined benefit plans and $189 million and $208 million, respectively, at December 31, 2015 and 2014 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014:

	2015		2014
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$14,438	$182	$14,741	$196
Accumulated benefit obligation	14,282	168	14,559	176
Fair value of plan assets	10,923	126	10,918	135

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $374 million and $41 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

		2015		2014		2013
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$161	$6	$145	$5	$188	$4
Interest cost	597	10	600	13	576	11
Expected return on plan assets	(783)	(11)	(762)	(14)	(738)	(11)
Actuarial loss / (gain)	428	1	374	—	485	1
Amortization of prior service cost	43	—	30	—	34	—
Curtailment gain	—	—	—	(4)	—	—
Settlement loss	15	—	—	—	—	—
Net periodic pension expense (a)	$461	$6	$387	$—	$545	$5

(a) Excludes $1 million in curtailments in 2014 related to the pension freeze remeasurement that were recorded in restructuring and other charges.

The increase in 2015 pension expense reflects a decrease in the discount rate from 4.65% in 2014 to 4.10% in 2015, updated mortality assumptions, higher amortization of unrecognized actuarial losses and a settlement charge in 2015.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2015 was also the discount rate used to determine net pension expense for the 2016 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2015		2014		2013
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.40%	4.64%	4.10%	4.72%	4.90%	5.07%
Rate of compensation increase	3.75%	4.12%	3.75%	4.03%	3.75%	4.13%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	4.10%	4.72%	4.65%	5.07%	4.10%	4.96%
Expected long-term rate of return on plan assets (b)	7.75%	6.64%	7.75%	7.53%	8.00%	7.04%
Rate of compensation increase	3.75%	4.03%	3.75%	4.13%	3.75%	3.17%

(a) Represents the weighted average rate for 2014 due to the remeasurement in the first quarter of 2014.

(b)
Represents the expected rate of return for International Paper's qualified pension plan for 2014 and 2013. The weighted average rate for the Temple-Inland Retirement Plan was 7.00% and 6.16% for 2014 and 2013, respectively.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2016, the Company will use an expected long-term rate of return on plan assets of 7.75% for the Retirement Plan of International Paper,
a discount rate of 4.40% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $364 million for its U.S. defined benefit plans in 2016, with the decrease from expense of $461 million in 2015 reflecting an increase in the discount rate to 4.40% in 2016 from 4.10% in 2015, updated demographic assumptions, and lower amortization of unrecognized losses.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2016 of a 25 basis point decrease in the above assumptions:

In millions	2016
Expense/(Income):
Discount rate	$36
Expected long-term rate of return on plan assets	27
Rate of compensation increase	(2)

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

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2015	2014	Target Allocations
Equity accounts	48%	47%	43% - 54%
Fixed income accounts	33%	33%	25% - 35%
Real estate accounts	10%	10%	7% - 13%
Other	9%	10%	8% - 17%
Total	100%	100%

The 2014 actual allocations shown represent a weighted average of International Paper and Temple-Inland plan assets as the TIN plan was fully merged into the IP plan by 2015.

The fair values of International Paper’s pension plan assets at December 31, 2015 and 2014 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2015 and 2014. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2015
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,150	$1,382	$768	$—
Equities – international	2,563	1,818	745	—
Corporate bonds	1,286	—	1,286	—
Government securities	518	—	518	—
Mortgage backed securities	217	—	217	—
Other fixed income	275	—	265	10
Commodities	118	—	118	—
Hedge funds	894	—	—	894
Private equity	492	—	—	492
Real estate	1,094	—	—	1,094
Risk parity funds	341	—	1	340
Cash and cash equivalents	975	975	—	—
Total Investments	$10,923	$4,175	$3,918	$2,830

Fair Value Measurement at December 31, 2014
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,268	$1,380	$888	$—
Equities – international	2,397	1,815	582	—
Corporate bonds	1,230	—	1,230	—
Government securities	1,282	—	1,282	—
Mortgage backed securities	172	—	172	—
Other fixed income	207	—	197	10
Commodities	170	—	170	—
Hedge funds	867	—	—	867
Private equity	519	—	—	519
Real estate	1,101	—	—	1,101
Risk parity funds	376	—	—	376
Cash and cash equivalents	329	329	—	—
Total Investments	$10,918	$3,524	$4,521	$2,873

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

Risk Parity Funds are defined as engineered beta exposure to a wide range of asset classes and risk premia, including equity, interest rates, credit, and commodities. Risk parity funds seek to provide high risk-adjusted returns while providing a high level of diversification relative to a traditional equity/fixed income portfolio. These funds seek to achieve this objective with the use of modest leverage applied to lower-risk, more diverse asset classes. Investments in Risk parity funds are valued using monthly reported net asset values. Also included in these funds are related derivative instruments which are generally employed as asset class substitutes for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third-party pricing sources.

The fair value measurements using significant unobservable inputs (Level 3) at December 31, 2015 were as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Hedge funds	Private equity	Real estate	Risk parity funds	Total
Beginning balance at December 31, 2014	$10	$867	$519	$1,101	$376	$2,873
Actual return on plan assets:
Relating to assets still held at the reporting date	—	27	27	41	(39)	56
Relating to assets sold during the period	—	3	(9)	27	(7)	14
Purchases, sales and settlements	—	(3)	(45)	(75)	10	(113)
Transfers in and/or out of Level 3	—	—	—	—	—	—
Ending balance at December 31, 2015	$10	$894	$492	$1,094	$340	$2,830

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Contributions to the qualified plan totaling $750 million, $353 million and $31 million were made by the Company in 2015, 2014 and 2013, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2015, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2016	$782
2017	792
2018	803
2019	818
2020	832
2021 – 2025	4,365

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

Company matching contributions to the plans totaled approximately $100 million, $112 million and $120 million for the plan years ending in 2015, 2014 and 2013, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2015, 2014 and 2013 were as follows:

In millions		2015		2014		2013
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$1	$1	$1	$1	$2	$2
Interest cost	11	5	14	6	14	5
Actuarial loss	6	1	5	1	7	—
Amortization of prior service credits	(10)	(2)	(13)	(1)	(24)	—
Net postretirement (benefit) expense (a)	$8	$5	$7	$7	$(1)	$7

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2015, 2014 and 2013 were as follows:

		2015		2014		2013
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.90%	11.52%	4.50%	11.94%	3.70%	8.43%

The weighted average assumptions used to determine the benefit obligation at December 31, 2015 and 2014 were as follows:

		2015		2014
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.20%	12.23%	3.90%	11.52%
Health care cost trend rate assumed for next year	7.00%	11.41%	7.00%	11.38%
Rate that the cost trend rate gradually declines to	5.00%	5.94%	5.00%	6.11%
Year that the rate reaches the rate it is assumed to remain	2022	2026	2022	2025

A 1% increase in the assumed annual health care cost trend rate would have increased the U.S. and non-U.S. accumulated postretirement benefit obligations at December 31, 2015 by approximately $11 million and $7 million, respectively. A 1% decrease in the annual trend rate would have decreased the U.S. and non-U.S. accumulated postretirement benefit obligation at December 31, 2015 by approximately $10 million and $6 million, respectively. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million for both U.S. and non-U.S. plans.

The plan is only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2015 and 2014:

In millions		2015		2014
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$306	$59	$322	$72
Service cost	1	1	1	1
Interest cost	11	5	14	6
Participants’ contributions	12	—	15	—
Actuarial (gain) loss	—	(1)	14	19
Other	—	—	—	(26)
Plan amendments	—	1	—	(7)
Benefits paid	(57)	(1)	(62)	(1)
Less: Federal subsidy	2	—	2	—
Currency Impact	—	(19)	—	(5)
Benefit obligation, December 31	$275	$45	$306	$59
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	45	1	47	1
Participants’ contributions	12	—	15	—
Benefits paid	(57)	(1)	(62)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(275)	$(45)	$(306)	$(59)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(29)	$(2)	$(33)	$(2)
Non-current liability	(246)	(43)	(273)	(57)
	$(275)	$(45)	$(306)	$(59)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$42	$15	$44	$23
Prior service credit	(12)	(2)	(22)	(5)
	$30	$13	$22	$18

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $8 million and ($5) million increase and decrease in the amounts recognized in OCI during 2015 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial gain	$4	$—
Amortization of actuarial (loss) gain	(6)	(1)
Current year prior service cost	—	1
Amortization of prior service credit	10	2
Currency impact	—	(7)
	$8	$(5)

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $17 million, $33 million and $63 million in 2015, 2014 and 2013, respectively. The portion of the change in funded status for the non-U.S. plans was $0 million, $14 million, and $19 million in 2015, 2014 and 2013, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net U.S. postretirement benefit cost in 2016 are expected to be $6 million and $(4) million, respectively. The estimated amounts for non-U.S. plans in 2016 are expected to be $1 million and $(2) million, respectively.

At December 31, 2015, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2016	$31	$1	$2
2017	28	1	2
2018	27	1	2
2019	25	1	2
2020	24	1	3
2021 – 2025	98	6	21

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

The Company has discontinued the issuance of stock options for all eligible U.S. and non-U.S. employees. In the United States, the stock option program was replaced with a performance-based restricted share program to more closely tie long-term incentive compensation to Company performance on two key performance drivers: return on invested capital (ROIC) and total shareholder return (TSR). All outstanding options expired on March 15, 2015.

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2015:

	Options (a,b)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2012	9,136,060	$38.79	1.15	$1,077
Granted	4,744	48.11
Exercised	(7,317,825)	38.57
Expired	(70,190)	37.15
Outstanding at December 31, 2013	1,752,789	39.80	0.67	16,175
Granted	3,247	49.13
Exercised	(1,634,858)	39.80
Expired	(49,286)	41.50
Outstanding at December 31, 2014	71,892	39.03	0.18	1,046
Granted	—	—
Exercised	(62,477)	39.05
Expired	(9,415)	38.92
Outstanding at December 31, 2015	—	$—	0.00	$—

(a)
The table does not include Continuity Award tandem stock options described below. No fair market value is assigned to these options under ASC 718. The tandem restricted shares accompanying these options are expensed over their vesting period.

(b)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned evenly over a three-year period. PSP awards are earned based on the achievement of defined performance rankings of ROIC and TSR compared to ROIC and TSR peer groups of companies. Awards are weighted 75% for ROIC and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROIC and 50% for TSR. The ROIC component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term.

PSP grants are made in performance-based restricted stock units. The 2012 PSP awards issued to certain members of senior management were accounted for as liability awards, which were remeasured at fair value at each balance sheet date. The valuation of these PSP liability awards was computed based on the same methodology as the PSP equity awards. On December 8, 2014, IP eliminated the election for executives to withhold more than the minimum tax withholding for the 2013 and 2014 grants making them equity awards.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2015
Expected volatility	19.01%-36.02%
Risk-free interest rate	0.21%-1.10%

The following summarizes PSP activity for the three years ending December 31, 2015:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	8,660,855	$28.37
Granted	3,148,445	40.76
Shares issued	(3,262,760)	32.48
Forfeited	(429,051)	34.58
Outstanding at December 31, 2013	8,117,489	31.20
Granted	3,682,663	46.82
Shares issued	(4,025,111)	37.18
Forfeited	(499,107)	43.10
Outstanding at December 31, 2014	7,275,934	34.98
Granted	1,863,623	53.25
Shares issued	(2,959,160)	37.09
Forfeited	(322,664)	53.97
Outstanding at December 31, 2015	5,857,733	$38.69

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

The following summarizes the activity of the Executive Continuity Award program and RSA program for the three years ending December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	151,549	$30.49
Granted	67,100	44.41
Shares issued	(88,775)	32.30
Forfeited	(17,500)	37.75
Outstanding at December 31, 2013	112,374	36.24
Granted	89,500	48.19
Shares issued	(83,275)	33.78
Forfeited	(4,000)	45.88
Outstanding at December 31, 2014	114,599	47.03
Granted	36,300	50.06
Shares issued	(27,365)	45.35
Forfeited	(3,166)	50.04
Outstanding at December 31, 2015	120,368	$48.24

At December 31, 2015, 2014 and 2013 a total of 16.2 million, 16.3 million and 17.8 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2015	2014	2013
Total stock-based compensation expense (included in selling and administrative expense)	$114	$118	$137
Income tax benefits related to stock-based compensation	88	92	74

At December 31, 2015, $126 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

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

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $131 million, $(194) million and $(46) million in 2015, 2014, and 2013, respectively, for Ilim. Equity earnings (losses) includes an after-tax foreign exchange gain (loss) of $(75) million, $(269) million and $(32) million in 2015, 2014 and 2013, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt.

Summarized financial information for Ilim which is accounted for under the equity method is presented in the following table.

Balance Sheet

In millions	2015	2014
Current assets	$455	$458
Noncurrent assets	968	1,223
Current liabilities	665	899
Noncurrent liabilities	715	742
Noncontrolling interests	21	15

Income Statement

In millions	2015	2014	2013
Net sales	$1,931	$2,138	$1,897
Gross profit	971	772	562
Income from continuing operations	254	(387)	(76)
Net income attributable to Ilim	237	(360)	(71)

At December 31, 2015 and 2014, the Company's investment in Ilim was $172 million and $170 million, respectively, which was $161 million and $158 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $170 million, $200 million and $114 million for the years ended December 31, 2015, 2014 and 2013, respectively.

INFORMATION BY INDUSTRY SEGMENT

Net Sales

In millions	2015	2014	2013
Industrial Packaging	$14,484	$14,944	$14,810
Printing Papers	5,031	5,720	6,205
Consumer Packaging	2,940	3,403	3,435
Corporate and Intersegment Sales	(90)	(450)	(967)
Net Sales	$22,365	$23,617	$23,483

Operating Profit

In millions	2015	2014	2013
Industrial Packaging	$1,853	$1,896	$1,801
Printing Papers	533	(16)	271
Consumer Packaging	(25)	178	161
Operating Profit	2,361	2,058	2,233
Interest expense, net	(555)	(601)	(612)
Noncontrolling interests / equity earnings adjustment (a)	(8)	(2)	1
Corporate items, net	(36)	(51)	(61)
Restructuring and other charges	(238)	(282)	(10)
Net gains (losses) on sales and impairments of businesses	—	(38)	—
Non-operating pension expense	(258)	(212)	(323)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$1,266	$872	$1,228

Restructuring and Other Charges

In millions	2015	2014	2013
Industrial Packaging	$—	$7	$(2)
Printing Papers	—	554	118
Consumer Packaging	10	8	45
Corporate	242	277	(5)
Restructuring and Other Charges	$252	$846	$156

Assets

In millions	2015	2014
Industrial Packaging	$14,483	$14,852
Printing Papers	4,696	5,393
Consumer Packaging	2,115	3,249
Corporate and other (b)	9,293	5,190
Assets	$30,587	$28,684

Capital Spending

In millions	2015	2014	2013
Industrial Packaging	$858	$754	$629
Printing Papers	361	318	294
Consumer Packaging	216	233	208
Distribution (c)	—	—	9
Subtotal	1,435	1,305	1,140
Corporate and other (b)	52	61	58
Total	$1,487	$1,366	$1,198

Depreciation, Amortization and Cost of Timber Harvested (d)

In millions	2015	2014	2013
Industrial Packaging	$725	$775	$805
Printing Papers	307	367	446
Consumer Packaging	215	223	206
Corporate	47	41	74
Depreciation and Amortization	$1,294	$1,406	$1,531

External Sales By Major Product

In millions	2015	2014	2013
Industrial Packaging	$14,421	$14,837	$14,729
Printing Papers	4,919	5,360	5,443
Consumer Packaging	2,907	3,307	3,311
Other	118	113	—
Net Sales	$22,365	$23,617	$23,483

INFORMATION BY GEOGRAPHIC AREA
Net Sales (e)

In millions	2015	2014	2013
United States (f)	$16,554	$16,645	$16,371
EMEA	2,770	3,273	3,250
Pacific Rim and Asia	1,501	1,951	2,114
Americas, other than U.S.	1,540	1,748	1,748
Net Sales	$22,365	$23,617	$23,483

Long-Lived Assets (g)

In millions	2015	2014
United States	$9,683	$9,476
EMEA	827	926
Pacific Rim and Asia	353	897
Americas, other than U.S.	1,085	1,553
Corporate	398	383
Long-Lived Assets	$12,346	$13,235

(a)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)	Includes corporate assets and assets of businesses held for sale.

(c)	The xpedx business, which historically represented the Company's Distribution reportable segment, was spun off July 1, 2014.

(d)	Excludes accelerated depreciation related to the closure and/or repurposing of mills.

(e)	Net sales are attributed to countries based on the location of the seller.

(f)	Export sales to unaffiliated customers were $2.0 billion in 2015, $2.3 billion in 2014 and $2.4 billion in 2013.

(g)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2015
Net sales	$5,517		$5,714		$5,691		$5,443		$22,365
Gross margin (a)	1,673		1,746		1,800		1,678		6,897
Earnings (loss) from continuing operations before income taxes and equity earnings	406		266	(b)	329	(b)	265	(b)	1,266	(b)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss) attributable to International Paper Company	313		227	(b,c)	220	(b,c)	178	(b,c)	938	(b,c)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.74		$0.54	(b)	$0.53	(b)	$0.43	(b)	$2.25	(b)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	0.74		0.54	(b,c)	0.53	(b,c)	0.43	(b,c)	2.25	(b,c)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.74		0.54	(b)	0.53	(b)	0.43	(b)	2.23	(b)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	0.74		0.54	(b,c)	0.53	(b,c)	0.43	(b,c)	2.23	(b,c)
Dividends per share of common stock	0.4000		0.4000		0.4000		0.4400		1.6400
Common stock prices
High	$57.90		$56.49		$49.49		$44.83		$57.90
Low	51.35		47.39		37.11		36.76		36.76
2014
Net sales	$5,724		$5,899		$6,051		$5,943		$23,617
Gross margin (a)	1,690		1,839		1,996		1,838		7,363
Earnings (loss) from continuing operations before income taxes and equity earnings	(139)	(d)	152	(d)	552	(d)	307	(d)	872	(d)
Gain (loss) from discontinued operations	(7)	(e)	(13)	(e)	16	(e)	(9)	(e)	(13)	(e)
Net earnings (loss) attributable to International Paper Company	(95)	(d-f)	161	(d-f)	355	(d-f)	134	(d-f)	555	(d-f)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$(0.20)	(d)	$0.40	(d)	$0.80	(d)	$0.34	(d)	$1.33	(d)
Gain (loss) from discontinued operations	(0.01)	(e)	(0.03)	(e)	0.04	(e)	(0.02)	(e)	(0.03)	(e)
Net earnings (loss)	(0.21)	(d-f)	0.37	(d-f)	0.84	(d-f)	0.32	(d-f)	1.30	(d-f)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	(0.20)	(d)	0.40	(d)	0.79	(d)	0.34	(d)	1.31	(d)
Gain (loss) from discontinued operations	(0.01)	(e)	(0.03)	(e)	0.04	(e)	(0.02)	(e)	(0.02)	(e)
Net earnings (loss)	(0.21)	(d-f)	0.37	(d-f)	0.83	(d-f)	0.32	(d-f)	1.29	(d-f)
Dividends per share of common stock	0.3500		0.3500		0.3500		0.4000		1.4500
Common stock prices
High	$49.71		$50.65		$51.98		$55.73		$55.73
Low	44.43		44.24		46.77		44.50		44.24

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidated financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results

(a)	Gross margin represents net sales less cost of products sold, excluding depreciation, amortization and cost of timber harvested.

(b)	Includes the following pre-tax charges (gains):

	2015
In millions	Q1	Q2	Q3	Q4
Riegelwood mill conversion costs, net of proceeds from sale of the Carolina Coated Bristols brand	$—	$(14)	$7	$15
Timber monetization restructuring	—	—	17	(1)
Early debt extinguishment costs	—	207	—	—
Refund and state tax credits	—	(4)	—	—
IP-Sun JV impairment	—	—	186	(12)
Legal reserve adjustment	—	—	—	15
Impairment of Orsa goodwill and trade name intangible	—	—	—	137
Other items	—	1	1	4
Total	$—	$190	$211	$158
(c) Includes the following tax expenses (benefits):

	2015
	Q1	Q2	Q3	Q4
Tax expense for cash pension	$—	$23	$—	$—
Tax benefit related to IP-Sun JV	—	—	(67)	—
Other items	—	5	—	2
Total	$—	$28	$(67)	$2

(d) Includes the following pre-tax charges (gains):

	2014
	Q1	Q2	Q3	Q4
Temple-Inland integration	$12	$2	$1	$1
Courtland mill shutdown	495	49	3	7
Early debt extinguishment costs	—	262	13	1
India legal contingency resolution	—	—	(20)	—
Multi-employer pension plan withdrawal liability	—	—	35	—
Foreign tax amnesty program	—	—	32	—
Asia Industrial Packaging goodwill impairment	—	—	—	100
Loss on sale by investee and impairment of investment	—	—	—	47
Other items	4	(4)	13	(1)
Total	$511	$309	$77	$155
(e) Includes the after-tax operating earnings of the xpedx business prior to the spin-off and the following after-tax charges (gains):

	2014
	Q1	Q2	Q3	Q4
xpedx spinoff	$10	$20	$(14)	$—
Building Products divestiture	2	—	(2)	9
xpedx restructuring	—	(1)	—	—
Total	$12	$19	$(16)	$9
(f) Includes the following tax expenses (benefits):

	2014
	Q1	Q2	Q3	Q4
State legislative tax change	$10	$—	$—	$—
Internal restructuring	—	—	—	(90)
Other items	(1)	—	—	—
Total	$9	$—	$—	$(90)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
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
As of December 31, 2015, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 40 and 41, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.
In making this assessment, we used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Our independent registered public accounting firm, Deloitte & Touche LLP, with direct access to our Board of Directors through our Audit and Finance Committee, has audited the consolidated financial statements prepared by us. Deloitte & Touche LLP has also issued an attestation report on our internal control over financial reporting. Their report on the consolidated financial statements and attestation report are included in Part II, Item 8 of this Annual Report under the heading “Financial Statements and Supplementary Data.”
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Financial Data
2015, 2014 and 2013

Consolidated Schedule: II-Valuation and Qualifying Accounts.	90

(3.1)	Restated Certificate of Incorporation of International Paper Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of International Paper Company, as amended through February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 8, 2016).

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

(4.8)
Supplemental Indenture (including the form of Notes), dated as of May 26, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 26, 2015).

(4.9)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated 2009 Incentive Compensation Plan (ICP) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 10, 2014). +

(10.2)	2015 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). +

(10.3)	2016 Management Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 8, 2016) +

(10.4)
Amended and Restated 2009 Executive Management Incentive Plan, including 2015 Exhibits thereto (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). +

(10.5)	2016 Exhibits to the Amended and Restated 2009 Executive Management Incentive Plan. * +

(10.6)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.7)	Form of Restricted Stock Award Agreement. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.8)	Form of Restricted Stock Unit Award Agreement (cash settled). (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.9)	Form of Restricted Stock Unit Award Agreement (stock settled). (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013). +

(10.10)	Form of Performance Share Plan award certificate. * +

(10.11)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

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

(10.28)	Equity Transfer Agreement dated October 7, 2015, between International Paper Investment (Shanghai) Co., Ltd. and Shandong Sun Holding Group Co., Ltd. *

(11)	Statement of Computation of Per Share Earnings. *

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015). *
(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2015
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$82	$11	$—	(23)(a)	$70
Restructuring reserves	16	5	—	(11)(b)	10

	For the Year Ended December 31, 2014
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$109	$11	$—	(38)(a)	$82
Restructuring reserves	51	41	—	(76)(b)	16

	For the Year Ended December 31, 2013
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$119	$38	$—	(48)(a)	$109
Restructuring reserves	17	46	—	(12)(b)	51

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 25, 2016
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 25, 2016
Mark S. Sutton

/S/ DAVID J. BRONCZEK	Director	February 25, 2016
David J. Bronczek

/S/ WILLIAM J. BURNS	Director	February 25, 2016
Willliam J. Burns

/S/ AHMET C. DORDUNCU	Director	February 25, 2016
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 25, 2016
Ilene S. Gordon

/S/ JAY L. JOHNSON	Director	February 25, 2016
Jay L. Johnson

/S/ STACEY J. MOBLEY	Director	February 25, 2016
Stacey J. Mobley

/S/ JOAN E. SPERO	Director	February 25, 2016
Joan E. Spero

/S/ JOHN L. TOWNSEND III	Director	February 25, 2016
John L. Townsend III

/S/ WILLIAM G. WALTER	Director	February 25, 2016
William G. Walter

/S/ J. STEVEN WHISLER	Director	February 25, 2016
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 25, 2016
Ray G. Young

/S/ CAROL L. ROBERTS	Senior Vice President and Chief Financial Officer	February 25, 2016
Carol L. Roberts

/S/ TERRI L. HERRINGTON	Vice President – Finance and Controller	February 25, 2016
Terri L. Herrington

APPENDIX I
2015 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Paulinia, São Paulo, Brazil	Stone Mountain, Georgia leased
	Yanzhou City, China (2)	Tucker, Georgia
Uncoated Papers and Pulp	Veracruz, Mexico	Aurora, Illinois (3 locations)
U.S.:	Kenitra, Morocco	Bedford Park, Illinois (2 locations) 1 leased
Selma, Alabama (Riverdale Mill)	Edirne, Turkey	Belleville, Illinois
Cantonment, Florida (Pensacola Mill)	Corum, Turkey (1)	Carroll Stream, Illinois
Ticonderoga, New York		Des Plaines, Illinois
Riegelwood, North Carolina	Corrugated Container	Lincoln, Illinois
Eastover, South Carolina	U.S.:	Montgomery, Illinois
Georgetown, South Carolina	Bay Minette, Alabama	Northlake, Illinois
Sumter, South Carolina	Decatur, Alabama	Rockford, Illinois
Franklin, Virginia	Dothan, Alabama leased	Butler, Indiana
	Huntsville, Alabama	Crawfordsville, Indiana
International:	Conway, Arkansas (2 locations)	Fort Wayne, Indiana
Luiz Antônio, São Paulo, Brazil	Fort Smith, Arkansas (2 locations)	Hammond, Indiana
Mogi Guacu, São Paulo, Brazil	Russellville, Arkansas (2 locations)	Indianapolis, Indiana (3 locations)
Três Lagoas, Mato Grosso do Sul, Brazil	Phoenix (Tolleson), Arizona	Saint Anthony, Indiana
Saillat, France	Yuma, Arizona	Tipton, Indiana
Kadiam, India	Anaheim, California	Cedar Rapids, Iowa
Rajahmundry, India	Buena Park, California leased	Waterloo, Iowa
Kwidzyn, Poland	Camarillo, California	Garden City, Kansas
Svetogorsk, Russia	Carson, California	Bowling Green, Kentucky
	Compton, California	Lexington, Kentucky
INDUSTRIAL PACKAGING	Elk Grove, California	Louisville, Kentucky
	Exeter, California	Walton (Richwood), Kentucky
Containerboard	Gilroy, California (2 locations)	Bogalusa, Louisiana
U.S.:	Los Angeles, California leased	Lafayette, Louisiana
Pine Hill, Alabama	Modesto, California	Shreveport, Louisiana
Prattville, Alabama	Ontario, California	Springhill, Louisiana
Cantonment, Florida (Pensacola Mill)	Salinas, California	Auburn, Maine
Rome, Georgia	Sanger, California	Three Rivers, Michigan
Savannah, Georgia	San Leandro, California leased	Arden Hills, Minnesota
Cayuga, Indiana	Santa Fe Springs, California (2 locations)	Austin, Minnesota
Cedar Rapids, Iowa	Stockton, California	Fridley, Minnesota
Henderson, Kentucky	Tracy, California	Minneapolis, Minnesota leased
Maysville, Kentucky	Golden, Colorado	Shakopee, Minnesota
Bogalusa, Louisiana	Wheat Ridge, Colorado	White Bear Lake, Minnesota
Campti, Louisiana	Putnam, Connecticut	Houston, Mississippi
Mansfield, Louisiana	Orlando, Florida	Jackson (Richland), Mississippi
Vicksburg, Mississippi	Plant City, Florida	Magnolia, Mississippi leased
Valliant, Oklahoma	Tampa, Florida leased	Olive Branch, Mississippi
Springfield, Oregon	Columbus, Georgia	Fenton, Missouri
Orange, Texas	Forest Park, Georgia	Kansas City, Missouri
	Griffin, Georgia	Maryland Heights, Missouri
International:	Kennesaw, Georgia leased	North Kansas City, Missouri leased
Franco da Rocha, São Paulo, Brazil	Lithonia, Georgia	St. Joseph, Missouri
Nova Campina, São Paulo, Brazil	Savannah, Georgia	St. Louis, Missouri

Omaha, Nebraska	Amarillo, Texas	Bellusco, Italy
Barrington, New Jersey	Carrollton, Texas (2 locations)	Catania, Italy
Bellmawr, New Jersey	Edinburg, Texas	Pomezia, Italy
Milltown, New Jersey	El Paso, Texas	San Felice, Italy
Spotswood, New Jersey	Ft. Worth, Texas leased	Kuala Lumpur, Malaysia
Thorofare, New Jersey	Grand Prairie, Texas	Juhor, Malaysia
Binghamton (Conklin), New York	Hidalgo, Texas	Apodaco (Monterrey), Mexico leased
Buffalo, New York	McAllen, Texas	Ixtaczoquitlan, Mexico
Rochester, New York	San Antonio, Texas (2 locations)	Juarez, Mexico leased
Scotia, New York	Sealy, Texas	Los Mochis, Mexico
Utica, New York	Waxahachie, Texas	Puebla, Mexico leased
Charlotte, North Carolina (2 locations)	Lynchburg, Virginia	Reynosa, Mexico
1 leased	Petersburg, Virginia	San Jose Iturbide, Mexico
Lumberton, North Carolina	Richmond, Virginia	Santa Catarina, Mexico
Manson, North Carolina	Moses Lake, Washington	Silao, Mexico
Newton, North Carolina	Olympia, Washington	Villa Nicolas Romero, Mexico
Statesville, North Carolina	Yakima, Washington	Zapopan, Mexico
Byesville, Ohio	Fond du Lac, Wisconsin	Agadir, Morocco
Delaware, Ohio	Manitowoc, Wisconsin	Casablanca, Morocco
Eaton, Ohio		Singapore, Singapore
Kenton, Ohio	International:	Almeria, Spain
Madison, Ohio	Manaus, Amazonas, Brazil	Barcelona, Spain
Marion, Ohio	Paulinia, São Paulo, Brazil	Bilbao, Spain
Marysville, Ohio leased	Rio Verde, Goias, Brazil	Gandia, Spain
Middletown, Ohio	Suzano, São Paulo, Brazil	Madrid, Spain
Mt. Vernon, Ohio	Las Palmas, Canary Islands	Bangkok, Thailand
Newark, Ohio	Tenerife, Canary Islands	Adana, Turkey
Streetsboro, Ohio	Rancagua, Chile	Bursa, Turkey
Wooster, Ohio	Baoding, China	Corlu, Turkey
Oklahoma City, Oklahoma	Beijing, China	Corum, Turkey
Beaverton, Oregon (2 locations)	Chengdu, China	Gebze, Turkey
Hillsboro, Oregon	Dalian, China	Izmir, Turkey
Portland, Oregon	Dongguan, China
Salem, Oregon leased	Guangzhou, China (2 locations)
Biglerville, Pennsylvania (2 locations)	Hohhot, China	Recycling
Eighty-four, Pennsylvania	Nanjing China	U.S.:
Hazleton, Pennsylvania	Shanghai, China (2 locations)	Phoenix, Arizona
Kennett Square (Toughkenamon), Pennsylvania	Shenyang, China	Fremont, California
Lancaster, Pennsylvania	Suzhou, China	Norwalk, California
Mount Carmel, Pennsylvania	Tianjin, China (2 locations)	West Sacramento, California
Georgetown, South Carolina	Wuhan, China	Denver, Colorado (1)
Laurens, South Carolina	Arles, France	Itasca, Illinois
Lexington, South Carolina	Chalon-sur-Saone, France	Des Moines, Iowa
Ashland City, Tennessee leased	Creil, France	Wichita, Kansas
Cleveland, Tennessee	LePuy, France (Espaly Box Plant)	Roseville, Minnesota
Elizabethton, Tennessee leased	Mortagne, France	Omaha, Nebraska
Morristown, Tennessee	Guadeloupe, French West Indies	Charlotte, North Carolina
Murfreesboro, Tennessee	Batam, Indonesia	Beaverton, Oregon

Eugene, Oregon leased	DISTRIBUTION
Memphis, Tennessee leased (1)
Carrollton, Texas	IP Asia
Salt Lake City, Utah	International:
Richmond, Virginia	China (8 locations)
Kent, Washington	Malaysia
Taiwan
International:	Thailand
Monterrey, Mexico leased	Vietnam
Xalapa, Veracruz, Mexico leased
FOREST PRODUCTS
Bags
U.S.:	Forest Resources
Buena Park, California	International:
Beaverton, Oregon	Approximately 335,000 acres in Brazil
Grand Prairie, Texas

CONSUMER PACKAGING

Coated Paperboard
Augusta, Georgia
Riegelwood, North Carolina
Prosperity, South Carolina
Texarkana, Texas

Foodservice
U.S.:
Visalia, California
Shelbyville, Illinois
Kenton, Ohio

International:
Shanghai, China
Beijing, China
Bogota, Colombia
Cheshire, England leased

(1) Closed March 2015
(2) Closed October 2015

APPENDIX II
2015 CAPACITY INFORMATION
CONTINUING OPERATIONS

(in thousands of short tons)	U.S.	EMEA	Americas, other than U.S.	Asia		India	Total
Industrial Packaging
Containerboard (a)	13,131	48	360	—		—	13,539
Printing Papers
Uncoated Freesheet	1,808	1,150	1,135	—		258	4,351
Bristols	165	—	—	—		—	165
Uncoated Papers and Bristols	1,973	1,150	1,135	—		258	4,516
Dried Pulp	1,335	346	140	—		—	1,821
Newsprint	—	124	—	—		—	124
Total Printing Papers	3,308	1,620	1,275	—		258	6,461
Consumer Packaging
Coated Paperboard	1,568	379	—	1,413	(b)	—	3,360

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.
(b) The Company's ownership interest in the Asian Coated Paperboard business was sold in October 2015.

Forest Resources
We own, manage or have an interest in approximately 1.4 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	335
We have harvesting rights in:
Russia	1,047
Poland	—
Total	1,382

A-4