Form 10-Q
period 2016-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2016-08-05
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 29, 2016 was 411,201,985.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$5,322	$5,714	$10,432	$11,231
Costs and Expenses
Cost of products sold	4,112	3,968	7,723	7,812
Selling and administrative expenses	386	403	762	809
Depreciation, amortization and cost of timber harvested	301	328	585	651
Distribution expenses	339	367	659	724
Taxes other than payroll and income taxes	41	44	82	88
Restructuring and other charges	—	194	1	194
Net (gains) losses on sales and impairments of businesses	28	—	65	—
Interest expense, net	129	144	252	281
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(14)	266	303	672
Income tax provision (benefit)	(9)	110	32	240
Equity earnings (loss), net of taxes	45	62	108	97
Earnings (Loss) From Continuing Operations	40	218	379	529
Discontinued operations, net of taxes	—	—	(5)	—
Net Earnings (Loss)	40	218	374	529
Less: Net earnings (loss) attributable to noncontrolling interests	—	(9)	—	(11)
Net Earnings (Loss) Attributable to International Paper Company	$40	$227	$374	$540
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.10	$0.54	$0.92	$1.28
Discontinued operations, net of taxes	—	—	(0.01)	—
Net earnings (loss)	$0.10	$0.54	$0.91	$1.28
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.10	$0.54	$0.91	$1.28
Discontinued operations, net of taxes	—	—	(0.01)	—
Net earnings (loss)	$0.10	$0.54	$0.90	$1.28
Average Shares of Common Stock Outstanding – assuming dilution	414.7	421.9	415.1	423.4
Cash Dividends Per Common Share	$0.4400	$0.4000	$0.8800	$0.8000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$40	$227	$379	$540
Discontinued operations, net of taxes	—	—	(5)	—
Net earnings (loss)	$40	$227	$374	$540
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Earnings (Loss)	$40	$218	$374	$529
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	335	65	399	143
Pension and postretirement liability adjustments:
U.S. plans	(545)	—	(545)	—
Non-U.S. plans	—	(2)	17	(2)
Change in cumulative foreign currency translation adjustment	134	91	370	(393)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(14)	—	(10)	6
Reclassification adjustment for (gains) losses included in net earnings (loss)	(3)	2	(4)	5
Total Other Comprehensive Income (Loss), Net of Tax	(93)	156	227	(241)
Comprehensive Income (Loss)	(53)	374	601	288
Net (earnings) loss attributable to noncontrolling interests	—	9	—	11
Other comprehensive (income) loss attributable to noncontrolling interests	1	—	—	1
Comprehensive Income (Loss) Attributable to International Paper Company	$(52)	$383	$601	$300
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,254	$1,050
Accounts and notes receivable, net	2,837	2,675
Inventories	2,165	2,228
Deferred income tax assets	297	312
Other current assets	318	212
Total Current Assets	6,871	6,477
Plants, Properties and Equipment, net	12,233	11,980
Forestlands	450	366
Investments	279	228
Financial Assets of Special Purpose Entities (Note 13)	7,023	7,014
Goodwill	3,367	3,335
Deferred Charges and Other Assets	1,169	1,131
Total Assets	$31,392	$30,531
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$626	$426
Accounts payable	2,016	2,078
Accrued payroll and benefits	415	434
Other accrued liabilities	1,025	986
Total Current Liabilities	4,082	3,924
Long-Term Debt	8,820	8,844
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	6,281	6,277
Deferred Income Taxes	3,256	3,231
Pension Benefit Obligation	4,150	3,548
Postretirement and Postemployment Benefit Obligation	328	364
Other Liabilities	429	434
Equity
Common stock, $1 par value, 2016 – 448.9 shares and 2015 – 448.9 shares	449	449
Paid-in capital	6,154	6,243
Retained earnings	4,657	4,649
Accumulated other comprehensive loss	(5,481)	(5,708)
	5,779	5,633
Less: Common stock held in treasury, at cost, 2016 – 37.712 shares and 2015 – 36.776 shares	1,755	1,749
Total Shareholders’ Equity	4,024	3,884
Noncontrolling interests	22	25
Total Equity	4,046	3,909
Total Liabilities and Equity	$31,392	$30,531
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net earnings (loss)	$374	$529
Depreciation, amortization and cost of timber harvested	585	651
Deferred income tax provision (benefit), net	22	36
Restructuring and other charges	1	194
Pension plan contributions	(250)	(750)
Net (gains) losses on sales and impairments of businesses	65	—
Equity (earnings) loss, net	(108)	(97)
Periodic pension expense, net	624	224
Other, net	123	110
Changes in current assets and liabilities
Accounts and notes receivable	(86)	(133)
Inventories	48	(59)
Accounts payable and accrued liabilities	(76)	82
Interest payable	13	(21)
Other	(110)	(13)
Cash Provided By (Used For) Operations	1,225	753
Investment Activities
Invested in capital projects	(637)	(673)
Acquisitions, net of cash acquired	(61)	—
Proceeds from divestitures, net of cash divested	101	—
Proceeds from sale of fixed assets	11	19
Other	(106)	(84)
Cash Provided By (Used For) Investment Activities	(692)	(738)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(132)	(353)
Issuance of common stock	—	2
Issuance of debt	1,204	2,083
Reduction of debt	(1,070)	(1,494)
Change in book overdrafts	6	19
Dividends paid	(362)	(337)
Debt tender premiums paid	—	(211)
Cash Provided By (Used For) Financing Activities	(354)	(291)
Effect of Exchange Rate Changes on Cash	25	(15)
Change in Cash and Temporary Investments	204	(291)
Cash and Temporary Investments
Beginning of period	1,050	1,881
End of period	$1,254	$1,590
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

Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, "Balance Classification of Deferred Taxes." This ASU requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The initial application of the requirements of this guidance will be included in our 2017 first quarter Form 10-Q.
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

Revenue Recognition
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers," which amends certain aspects of the new revenue standard, ASU 2014-09. This guidance clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. The Company is currently evaluating the provisions of this guidance.
In May 2016, the FASB issued ASU 2016-11, "Revenue from Contracts with Customers," which rescinds certain SEC guidance from the FASB's Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting. Specifically, the ASU supersedes SEC observer comments on the following topics. Upon the adoption of ASU 2014-09: (a) Revenue and expense recognition for freight services in process (ASC 605-20-S99-2); (b) Accounting for shipping and handling fees and costs (ASC 605-45-S99-1); (c) Accounting for consideration given by a vendor to a customer (ASC 605-50-S99-1); and (d) Accounting for gas-balancing arrangements (ASC 932-10-S99-5), and upon the adoption of ASU 2014-16: Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3). The Company is currently evaluating the provisions of this guidance.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers." The amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. The Company is currently evaluating the provisions of this guidance.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers." This guidance amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09. This ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. This ASU has the same effective date as the new revenue standard, ASU 2014-09, and entities are required to adopt this ASU by using the same transition method used to adopt the new revenue standard. The Company is currently evaluating the provisions of this guidance.

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

NOTE 3 - EQUITY

A summary of the changes in equity for the six months ended June 30, 2016 and 2015 is provided below:

	Six Months Ended June 30,
	2016			2015
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$3,884	$25	$3,909	$5,115	$148	$5,263
Issuance of stock for various plans, net	73	—	73	175	—	175
Repurchase of stock	(132)	—	(132)	(353)	—	(353)
Common stock dividends ($0.8800 per share in 2016 and $0.8000 per share in 2015)	(366)	—	(366)	(345)	—	(345)
Transactions of equity method investees	(36)	—	(36)	—	—	—
Divestiture of noncontrolling interests	—	(3)	(3)	—	—	—
Comprehensive income (loss)	601	—	601	300	(12)	288
Ending Balance, June 30	$4,024	$22	$4,046	$4,892	$136	$5,028
NOTE 4 - OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the three-month period ended June 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2016	$(3,088)	$(2,314)	$13	$(5,389)
Other comprehensive income (loss) before reclassifications	(545)	137	(14)	(422)
Amounts reclassified from accumulated other comprehensive income	335	(3)	(3)	329
Net Current Period Other Comprehensive Income (Loss)	(210)	134	(17)	(93)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended June 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2015	$(3,056)	$(1,996)	$10	$(5,042)
Other comprehensive income (loss) before reclassifications	(2)	91	—	89
Amounts reclassified from accumulated other comprehensive income	65	—	2	67
Net Current Period Other Comprehensive Income (Loss)	63	91	2	156
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—
Balance, June 30, 2015	$(2,993)	$(1,905)	$12	$(4,886)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2016	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	(528)	373	(10)	(165)
Amounts reclassified from accumulated other comprehensive income	399	(3)	(4)	392
Net Current Period Other Comprehensive Income (Loss)	(129)	370	(14)	227
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—
Balance, June 30, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2015	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	(2)	(393)	6	(389)
Amounts reclassified from accumulated other comprehensive income	143	—	5	148
Net Current Period Other Comprehensive Income (Loss)	141	(393)	11	(241)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2015	$(2,993)	$(1,905)	$12	$(4,886)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month and six-month periods ended June 30, 2016:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(9)	$(8)	$(18)	$(16)	(b)	Cost of products sold
Actuarial gains (losses)	(536)	(98)	(631)	(218)	(b)	Cost of products sold
Total pre-tax amount	(545)	(106)	(649)	(234)
Tax (expense) benefit	210	41	250	91
Net of tax	(335)	(65)	(399)	(143)

Business acquisition/divestitures	3	—	3	—		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	3	—	3	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	4	(3)	5	(9)	(c)	Cost of products sold
Total pre-tax amount	4	(3)	5	(9)
Tax (expense)/benefit	(1)	1	(1)	4
Net of tax	3	(2)	4	(5)
Total reclassifications for the period	$(329)	$(67)	$(392)	$(148)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2016	2015	2016	2015
Earnings (loss) from continuing operations	$40	$227	$379	$540
Effect of dilutive securities (a)	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$40	$227	$379	$540
Average common shares outstanding	411.2	420.0	411.0	420.6
Effect of dilutive securities (a)
Restricted stock performance share plan	3.5	1.9	4.1	2.8
Average common shares outstanding – assuming dilution	414.7	421.9	415.1	423.4
Basic earnings (loss) from continuing operations per common share	$0.10	$0.54	$0.92	$1.28
Diluted earnings (loss) from continuing operations per common share	$0.10	$0.54	$0.91	$1.28

(a)	Securities are not included in the table in periods when antidilutive.
NOTE 6 - RESTRUCTURING AND OTHER CHARGES

2016: During the three months ended June 30, 2016, no restructuring and other charges were recorded.

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

2015: During the three months ended June 30, 2015, restructuring and other charges totaling $194 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended June 30, 2015
In millions
Early debt extinguishment costs	$207
Sales of Carolina Coated Bristols brand net of Riegelwood mill conversion costs	(14)
Other	1
Total	$194

During the three months ended March 31, 2015, no restructuring and other charges were recorded.
NOTE 7 - ACQUISITIONS
Weyerhaeuser Pulp Business
On May 1, 2016, the Company entered into a definitive agreement to purchase the pulp business of Weyerhaeuser Company for $2.2 billion in cash, subject to certain adjustments, including a reduction for the amount of debt being assumed, which was approximately $88 million as of June 30, 2016. Because the transaction is a purchase of assets, International Paper expects to realize a tax benefit with an estimated net present value of approximately $300 million. Under the terms of the agreement, International Paper will acquire four fluff pulp mills, one Northern bleached softwood kraft mill and two converting facilities of modified fiber, located in the United States, Canada and Poland. The acquisition is expected to close in the fourth quarter of 2016, subject to certain closing conditions, primarily the receipt of regulatory approvals. On August 4, 2016, the Company learned that the U.S. Department of Justice had completed its investigation without taking any action, but regulatory approval is still needed in other jurisdictions.
Holmen Paper Newsprint Mill
On June 30, 2016, the Company completed the previously announced acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the agreement, International Paper purchased the Madrid newsprint mill, as well as, associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill during the second half of 2017 to produce recycled containerboard with an expected capacity of 380,000 metric tonnes. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.
The Company's aggregated purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €54 million (approximately $61 million using June 30, 2016 exchange rate). Approximately 85% of the purchase price was allocated to property, plant and equipment and the remaining 15% to equity method investments.
NOTE 8 - DIVESTITURES / SPINOFF
Other Divestitures and Impairments
2016: On June 30, 2016, the Company completed the previously announced sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction, International Paper is to receive a total of approximately RMB 1 billion (approximately $149 million at the June 30, 2016 exchange rate), subject to post-closing adjustments and other payments, including the buyer's assumption of the liability for loans of approximately $55 million. Remaining payments to be received total $24 million and are payable up to three years from the closing of the sale.

A determination was made that the current book value of the asset group exceeded its estimated fair value of $149 million which is the agreed upon selling price. As a result, a pre-tax charge of $41 million was recorded during the six months ended June 30, 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million in the 2016 second quarter for severance that was contingent upon the sale of this business. The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's consolidated statement of operations were $32 million and $73 million for the three months and six months ended June 30, 2016, respectively, and $3 million and $5 million for three months and six months ended June 30, 2015, respectively.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $871 million and $738 million at June 30, 2016 and December 31, 2015, respectively.

Accounts and Notes Receivable

In millions	June 30, 2016	December 31, 2015
Accounts and notes receivable, net:
Trade	$2,573	$2,480
Other	264	195
Total	$2,837	$2,675

The allowance for doubtful accounts was $72 million and $70 million at June 30, 2016 and December 31, 2015, respectively.

Inventories

In millions	June 30, 2016	December 31, 2015
Raw materials	$312	$339
Finished pulp, paper and packaging	1,163	1,248
Operating supplies	583	563
Other	107	78
Total	$2,165	$2,228

Depreciation

Accumulated depreciation was $21.2 billion and $20.7 billion at June 30, 2016 and December 31, 2015. Depreciation expense was $284 million and $306 million for the three months ended June 30, 2016 and 2015, respectively, and $551 million and $610 million for the six months ended June 30, 2016 and 2015, respectively.
Asset Retirement Obligations
There was no material activity related to asset retirement obligations during either of the six months ended June 30, 2016 or 2015.

Interest

Interest payments made during the six months ended June 30, 2016 and 2015 were $333 million and $349 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Interest expense (a)	$172	$164	$332	$323
Interest income (a)	43	20	80	42
Capitalized interest costs	7	7	14	14

(a)
Interest expense and interest income exclude approximately $9 million and $18 million for the three months and six months ended June 30, 2015, related to investments in and borrowings from variable interest entities for which the Company had a legal right of offset (see Note 13).

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2016:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2016
Goodwill	$3,325	$2,124		$1,664	$7,113
Accumulated impairment losses (a)	(237)	(1,877)		(1,664)	(3,778)
	3,088	247		—	3,335
Reclassifications and other (b)	—	39		—	39
Additions/reductions	—	(7)	(c)	—	(7)
Balance as of June 30, 2016
Goodwill	3,325	2,156		1,664	7,145
Accumulated impairment losses (a)	(237)	(1,877)		(1,664)	(3,778)
Total	$3,088	$279		$—	$3,367

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2016		December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$514	$194	$495	$166
Non-compete agreements	70	61	69	56
Tradenames, patents and trademarks	60	55	61	54
Land and water rights	8	2	33	6
Software	24	22	22	20
Other	46	26	46	29
Total	$722	$360	$726	$331

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Amortization expense related to intangible assets	$13	$16	$25	$29
NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, of $73 million and $86 million for the six months ended June 30, 2016 and 2015, respectively.

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2016:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2015	$(150)	$(34)
Activity for three months ended March 31, 2016	26	(1)
Activity for the three months ended June 30, 2016	20	5
Balance at June 30, 2016	$(104)	$(30)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.

Included in the Company’s income tax provisions for the six months ended June 30, 2016 and 2015, are $(67) million and $(39) million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2016	2015
Special items	$(13)	$(67)
Tax-related adjustments:
Internal restructurings	(63)	5
Return to accrual	23	23
2010-2012 IRS audit closure	(14)	—
Income tax provision (benefit) related to special items	$(67)	$(39)
NOTE 12 - COMMITMENTS AND CONTINGENCIES
Environmental Proceedings
CERCLA and State Actions

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $92 million in the aggregate at June 30, 2016.
Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $46 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $46 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
Other Remediation Costs

In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $41 million as of June 30, 2016. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Legal Proceedings
Environmental

Kalamazoo River: The Company is a PRP with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by polychlorinated biphenyls (PCBs) primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation concerning the remedy for a portion of the site, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. Separately, in April 2016, the EPA issued a unilateral administrative order to the Company and certain other PRPs to remove PCB contaminated sediments from a different portion of the site. The Company has responded to both the special notice letter and the unilateral administrative order, and in the case of the unilateral administrative order, has agreed along with two other parties to comply with the order subject to its sufficient cause defenses. The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and other than agreeing to perform the unilateral administrative order subject to its sufficient cause defenses, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

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

Antitrust

Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover unspecified treble damages and attorneys' fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the District Court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of Appeals for the Seventh Circuit granted the defendants' petition to appeal, and on August 4, 2016, affirmed the District Court's decision on all counts. We will continue to aggressively defend this case, including the possibility of further challenges to class certification. In June 2015, International Paper and Temple-Inland were named as defendants in a lawsuit, later dismissed without prejudice in November 2015, captioned Del Monte Fresh Products N.A., Inc. v. Packaging Corporation of America (S.K. Fl.), in which the Plaintiff asserted substantially similar allegations to those raised in the Kleen Products action. Likewise, in June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.), was filed in federal court in Wisconsin. The Ashley Furniture lawsuit closely tracks the allegations found in the Kleen Products complaint but also asserts Wisconsin state antitrust claims. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the Kleen Products action is in the discovery stage and the Tennessee and Ashley Furniture actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Gypsum: Beginning in late December 2012, certain purchasers of gypsum board filed a number of purported class action complaints alleging civil violations of Section 1 of the Sherman Act against Temple-Inland and a number of other gypsum manufacturers. The complaints were similar and alleged that the gypsum manufacturers conspired or otherwise reached agreements to: (1) raise prices of gypsum board either from 2008 or 2011 through the present; (2) avoid price erosion by ceasing the practice of issuing job quotes; and (3) restrict supply through downtime and limiting order fulfillment. On April 8, 2013, the Judicial Panel on Multidistrict Litigation ordered transfer of all pending cases to the U.S. District Court for the Eastern District of Pennsylvania for coordinated and consolidated pretrial proceedings, and the direct purchaser plaintiffs and indirect purchaser plaintiffs filed their respective amended consolidated complaints in June 2013. The amended consolidated complaints alleged a conspiracy or agreement beginning on or before September 2011. The alleged classes were all persons who purchased gypsum board directly or indirectly from any defendant. The complainants sought to recover unspecified treble actual damages and attorneys' fees on behalf of the purported classes. In February 2015, we executed a definitive agreement to settle these cases for an immaterial amount, and this settlement received final court approval and was paid in the third quarter of 2015. In March 2015, several homebuilders filed an antitrust action in the United States District Court for the Northern District of California alleging that they purchased gypsum board and making similar allegations to those contained in the above settled proceeding. In June 2016, we settled the homebuilder claims for an immaterial amount and the action has been dismissed.

In addition, in September 2013, similar purported class actions were filed in courts in Quebec, Canada and Ontario, Canada, with each suit alleging violations of the Canadian Competition Act and seeking damages and injunctive relief. In May 2015, we reached an agreement in principle to settle these Canadian cases, as well as a similar action filed in British Columbia, Canada, for an immaterial amount. The executed settlement agreement is proceeding through the normal court approval process.

Tax

On October 16, 2015, the Company was notified of a $92 million tax assessment issued by the state of Sao Paulo, Brazil (State) for tax years 2011 through 2013. The assessment pertains to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax. This assessment is in the preliminary stage. The Company does not believe that a material loss is probable. During the second quarter of 2016, the Company received a favorable first instance judgment vacating the State's assessment. The Company anticipates that the State will appeal the judgment.

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
As of June 30, 2016, the fair value of the Timber Notes and Extension Loans is $4.87 billion and $4.41 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Revenue (a)	$23	$9	$47	$18
Expense (a)	32	19	64	37
Cash receipts (b)	—	—	29	10
Cash payments (c)	—	—	34	36

(a)
For the three months and six months ended June 30, 2016, the revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations. For the three months and six months ended June 30, 2015, the net expense related to the Company’s interest in the Entities is included in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)
For the three months and six months ended June 30, 2016, cash receipts are interest received on the Financial assets of special purpose entities. For the three months and six months ended June 30, 2015, the cash receipts are equity distributions from the Entities to International Paper prior to the formation of the 2015 Financing Entities.

(c)
For the three months and six months ended June 30, 2016, the payments represent interest paid on Nonrecourse financial liabilities of special purpose entities. For the three months and six months ended June 30, 2015, the cash payments are interest payments on the associated debt obligations of the Entities discussed above.

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of June 30, 2016, the fair value of the notes was $2.11 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of June 30, 2016, the fair value of this debt was $1.99 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Revenue (a)	$10	$7	$18	13
Expense (b)	9	7	16	13
Cash receipts (c)	4	2	6	4
Cash payments (d)	6	4	12	8

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $4 million and $9 million for the three and six months ended June 30, 2016 and 2015, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2016 and 2015, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Early debt reductions (a)	$—	$1,172	$—	$1,389
Pre-tax early debt extinguishment costs	—	207	—	208

(a)
Reductions related to notes with interest rates ranging from 4.70% to 9.38% with original maturities from 2018 to 2030 for the three months ended June 30, 2015 and from 4.70% to 9.38% with original maturities from 2015 to 2030 for the six months ended June 30, 2015.

During the second quarter of 2016, International Paper borrowed $400 million under a receivable securitization facility at a rate of 1.21%. The Company repaid $365 million of the borrowings during the second quarter of 2016 and has $250 million of borrowings outstanding under this program at June 30, 2016.
In April 2016, International Paper entered into a $250 million contractually committed bank credit facility that expires on December 31, 2016 and has a facility fee of 0.15% per annum payable quarterly. In April 2016, the Company borrowed $230 million on the bank credit facility. The proceeds from this borrowing were used to pay off $261 million of debt maturing in April 2016.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of June 30, 2016, the Company had $50 million outstanding under this program.
Subsequent to June 30, 2016, International Paper priced $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027 and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047. We expect the sale of these notes to close on or about August 11, 2016.
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
At June 30, 2016, the fair value of International Paper’s $9.4 billion of debt was approximately $10.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2016	December 31, 2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$303	$290
Interest rate contracts (a)	350	—
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	17
Derivatives Not Designated as Hedging Instruments:
Electricity contract	8	16
Foreign exchange contracts	31	35
Interest rate contracts	—	38

(a)	These contracts had maturities of two years or less as of June 30, 2016.
The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Foreign exchange contracts	$(3)	$—	$1	$6
Interest rate contracts	(11)	—	(11)	—
Total	$(14)	$—	$(10)	$6
During the next 12 months, the amount of the June 30, 2016 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $1 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$3	$(2)	$4	$(5)	Cost of products sold
Total	$3	$(2)	$4	$(5)

	Gain (Loss) Recognized						Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2016	2015		2016	2015
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$2		$—	$3		Interest expense, net
Debt	—	(2)		—	(3)		Interest expense, net
Total	$—	$—		$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$2	$1		$—	$1		Cost of products sold
Foreign exchange contracts	1	1		1	(2)		Cost of products sold
Interest rate contracts	—	6	(a)	2	9	(a)	Interest expense, net
Total	$3	$8		$3	$8

(a) Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2016			2015
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$—	$—	$—	$175	$38
First Quarter	—	55	—	—	—	—
Total	$—	$55	$—	$—	$175	$38
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
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$8	(a)	$5	(a)	$5	(b)	$1	(c)
Interest rate contracts - cash flow	—		—		17	(c)	—
Total derivatives designated as hedging instruments	$8		$5		$22		$1
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$3	(c)	$7	(d)
Foreign exchange contracts	1	(a)	—		1	(c)	—
Total derivatives not designated as hedging instruments	$1		$—		$4		$7
Total derivatives	$9		$5		$26		$8

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Includes $3 million recorded in Other accrued liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(c)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(d)	Includes $4 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair value of derivative instruments containing credit risk-related contingent features in a net liability position was $22 million and $1 million as of June 30, 2016 and December 31, 2015, respectively. The Company was not required to post any collateral as of June 30, 2016 or December 31, 2015. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Service cost	$36	$41	$73	$80
Interest cost	158	150	314	299
Expected return on plan assets	(206)	(196)	(412)	(392)
Actuarial loss	96	96	190	215
Amortization of prior service cost	10	11	20	22
Settlement	439	—	439	—
Net periodic pension expense	$533	$102	$624	$224
As previously disclosed, in the first quarter of 2016, International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of the plan remeasurement and year to date activity, the difference between the qualified plan liabilities and plan assets grew by $602 million versus the December 31, 2015 difference. Additionally, as a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $250 million and $750 million to the qualified pension plan in the first six months of 2016 and 2015, respectively. The Company expects to make an additional $500 million voluntary contribution during the second half of 2016. This contribution was made in line with our strategy of de-risking the pension plan while generating tax benefits and fee savings. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2016.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of June 30, 2016, 14.2 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2016
In millions	2016	2015	2016	2015
Total stock-based compensation expense (selling and administrative)	$41	$26	$67	$59
Income tax benefits related to stock-based compensation	—	—	33	89
At June 30, 2016, $163 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.
Performance Share Plan
During the first six months of 2016, the Company granted 2.6 million performance units at an average grant date fair value of $37.26.
NOTE 18 - INDUSTRY SEGMENT INFORMATION
International Paper’s industry segments, Industrial Packaging, Printing Papers, and Consumer Packaging are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $46 million and $108 million for the three months and six months ended June 30, 2016, respectively, and $67 million and $106 million for the three months and six months ended June 30, 2015, respectively, for Ilim. At June 30, 2016 and December 31, 2015, the Company's investment in Ilim was $218 million and $172 million, respectively, which was $167 million and $161 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $45 million and $84 million for the three months and six months ended June 30, 2016, respectively, and $48 million and $91 million for the three months and six months ended June 30, 2015, respectively.

Sales by industry segment for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Industrial Packaging	$3,597	$3,694	$7,049	$7,247
Printing Papers	1,271	1,249	2,455	2,477
Consumer Packaging	501	797	996	1,575
Corporate and Intersegment Sales	(47)	(26)	(68)	(68)
Net Sales	$5,322	$5,714	$10,432	$11,231

Operating profit by industry segment for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2016		2015		2016		2015
Industrial Packaging	$459	(a)	$528		$855	(a)	$996
Printing Papers	96	(b)	101		181	(b)	210
Consumer Packaging	73		47	(d)	89	(c)	93	(d)
Operating Profit	628		676		1,125		1,299
Interest expense, net	(129)		(144)		(252)		(281)
Noncontrolling interests/equity earnings adjustment (e)	—		(5)		—		(4)
Corporate items, net	(26)		(8)		(47)		(17)
Restructuring and other charges	—		(203)		8		(203)
Non-operating pension expense	(487)	(f)	(50)		(531)	(f)	(122)
Earnings (loss) from continuing operations before income taxes and equity earnings	$(14)		$266		$303		$672
Equity earnings (loss), net of taxes – Ilim	$46		$67		$108		$106

(a)
Includes charges of $28 million for the three months ended June 30, 2016 and $65 million for the six months ended June 30, 2016 for the impairment of the assets of our Asia corrugated packaging business in Asia and costs associated with the sale of the business.

(b)	Includes a charge of $5 million for the three months and six months ended June 30, 2016 for costs associated with the announced agreement to purchase the Weyerhaeuser Pulp business.

(c)	Includes a charge of $9 million for the six months ended June 30, 2016 for costs associated with the Riegelwood mill conversion to 100% pulp production.

(d)
Includes a net gain of $14 million for the three months and six months ended June 30, 2015 related to the sale of the Carolina Coated Bristols brand, and costs associated with the Riegelwood mill conversion to 100% pulp production, and a charge of $1 million for the three months and six months ended June 30, 2015 for costs associated with the Coated Paperboard sheet plant closures.

(e)
Operating profits for industry segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

(f)	Includes a charge of $439 million for the three months and six months ended June 30, 2016 for a settlement accounting charge associated with term-vested lump sum payments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Operating Earnings per share attributable to International Paper common shareholders of $0.92 in the second quarter of 2016, compared with 2016 first-quarter earnings of $0.80 and 2015 second-quarter earnings of $0.97. Diluted earnings (loss) per share attributable to International Paper common shareholders were $0.10 in the second quarter of 2016, compared with $0.81 in the first quarter of 2016 and $0.54 in the second quarter of 2015.

International Paper delivered strong results in the 2016 second quarter with solid contributions from our key businesses across the enterprise. The 2016 second quarter results reflected continued operating performance improvements and effective outage execution in what was a heavy maintenance outage quarter. We also completed several actions during the 2016 second quarter geared toward strengthening our portfolio including completion of the sale of our Asia Industrial Packaging business, closing on the Madrid mill acquisition and reaching an agreement to acquire Weyerhaeuser’s pulp business. Finally, during the 2016 second quarter, we successfully completed the previously announced voluntary pension buyout for term vested former employees. The $1.2 billion dollar buy-out triggered a plan remeasurement and resulted in a non-cash $439 million settlement accounting charge.

Volume was higher than the 2016 first quarter due to seasonality along with favorable sequential quarter operational performance, particularly in our North American mills. Price was down in our North American Industrial Packaging business versus the 2016 first quarter, primarily driven by lower containerboard and export prices due to the impact of the 2016 first quarter pricing index changes, contract renewals and a less favorable mix. Mix was unfavorable in our North American Pulp business due to the ramp up and qualification of the newly converted machine at our Riegelwood mill. The 2016 second quarter results reflect the successful execution of a heavy maintenance outage quarter along with less cost associated with the conversion project at Riegelwood. Input costs were slightly favorable compared to the 2016 first quarter with favorable wood and energy costs being partly offset by higher recycled fiber and freight costs. Results for our Ilim joint venture were slightly lower when compared to the 2016 first quarter primarily due to planned maintenance outages in the quarter and some modest cost inflation.

Looking ahead to the 2016 third quarter, we expect relatively stable volume across most our businesses with some decrease in our EMEA Industrial Packaging business due to normal seasonality. Mix is expected to be unfavorable in our North American Pulp business as the majority of tons coming from the new capacity at the Riegelwood mill during ramp up will be market softwood rolls. Pricing is expected to be modestly unfavorable in our North American Industrial Packaging business due to the remaining flow through effect of 2016 first quarter pricing index changes. Pricing across the rest of our businesses is expected to be stable. The solid operational performance noted in the 2016 second quarter is expected to continue during the 2016 third quarter. Input costs are expected to be higher in the 2016 third quarter in our North American Industrial Packaging business including higher recycled fiber and energy costs. Additionally, we expect higher energy costs in our North American Printing Papers business. Planned maintenance outage costs will be lower coming off of the heavy 2016 second quarter outage activity. For our Ilim joint venture, the 2016 third quarter will likely be in line with the 2016 second quarter absent the repeat of the positive impact from foreign currency movements driven by Ilim’s U.S. dollar denominated debt as we assume no change in foreign currency rates in our outlook.

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

	Three Months Ended June 30,		Three Months Ended March 31,
	2016	2015	2016
Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.92	$0.97	$0.80
Non-operating pension per share	(0.72)	(0.07)	(0.07)
Special items per share	(0.10)	(0.36)	0.09
Diluted Earnings (Loss) Per Share from Continuing Operations	0.10	0.54	0.82
Discontinued operations per share	—	—	(0.01)
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.10	$0.54	$0.81
RESULTS OF OPERATIONS
For the second quarter of 2016, International Paper Company reported net sales of $5.3 billion, compared with $5.1 billion in the first quarter of 2016 and $5.7 billion in the second quarter of 2015.
Net earnings attributable to International Paper totaled $40 million, or $0.10 per share, in the 2016 second quarter. This compared with $227 million, or $0.54 per share, in the second quarter of 2015 and $334 million or $0.81 per share, in the first quarter of 2016.

Earnings from continuing operations attributable to International Paper Company were $40 million in the second quarter of 2016 compared with $227 million in the second quarter of 2015 and $339 million in the first quarter of 2016. Compared with the second quarter of 2015, the 2016 second quarter reflects higher sales volumes ($14 million), lower mill maintenance outage costs ($23 million), lower raw material and freight costs ($25 million) and lower net interest expense ($11 million). These benefits were offset by the net impact of lower average sales price realizations and mix ($77 million), higher operating costs ($1 million), higher corporate and other costs ($1 million), higher tax expense ($3 million) reflecting a higher estimated tax rate and higher non-operating pension expense ($268 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $21 million lower in the 2016 second quarter than in the 2015 second quarter. Net special items in the 2016 second quarter were a loss of $40 million compared with a loss of $151 million in the 2015 second quarter.
Compared with the first quarter of 2016, earnings benefited from higher sales volumes ($34 million), lower operating costs ($46 million), lower mill maintenance outage costs ($17 million) and lower raw material and freight costs ($10 million). These benefits were offset by lower average sales price realizations ($26 million), higher corporate and other items ($8 million), higher net interest expense ($3 million), higher tax expense ($5 million) reflecting a higher estimated tax rate and higher non-operating pension expense ($272 million). Equity earnings, net of taxes, for Ilim Holding, S.A. decreased by $16 million versus the 2016 first quarter. Net special items in the 2016 second quarter were a loss of $40 million compared with a gain of $36 million in the 2016 first quarter.

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

The following table presents a reconciliation of net earnings attributable to International Paper Company to its operating profit:

	Three Months Ended
	June 30		March 31,
In millions	2016	2015	2016
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$40	$227	$339
Add back (deduct):
Income tax provision (benefit)	(9)	110	41
Equity (earnings) loss, net of taxes	(45)	(62)	(63)
Noncontrolling interests, net of taxes	—	(9)	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(14)	266	317
Interest expense, net	129	144	123
Noncontrolling interests / equity earnings included in operations	—	5	—
Corporate items	26	8	21
Special items (income) expense	—	203	(8)
Non-operating pension expense	487	50	44
	$628	$676	$497
Industry Segment Operating Profit:
Industrial Packaging	$459	$528	$396
Printing Papers	96	101	85
Consumer Packaging	73	47	16
Total Industry Segment Operating Profit	$628	$676	$497

Industry Segment Operating Profit

# Segment Operating Profit
(in millions)

$800
$600
$400
$200
$0
$676
($116)
$22
($1)
$38
$35
$20
($46)
$628
Q2 2015
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Other
Special Items
Q2 2016

Total industry segment operating profits of $628 million in the 2016 second quarter were lower than the $676 million in the 2015 second quarter, but higher than the $497 million in the 2016 first quarter. Compared with the second quarter of 2015, operating profits in the current quarter benefited from higher sales volumes ($22 million), lower mill outage costs ($35 million), lower raw material and freight costs ($38 million) and lower other costs ($20 million). These benefits were offset by the net impact of lower net average sales price realizations and mix ($116 million) and higher operating costs ($1 million). Special items were a loss of $33 million in the 2016 second quarter compared with a gain of $13 million in the 2015 second quarter.
Compared with the first quarter of 2016, operating profits benefited from higher sales volumes ($51 million), lower operating costs ($69 million), lower mill outage costs ($26 million) and lower raw material and freight costs ($15 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($40 million) and higher other items ($3 million). Special items were a loss of $33 million in the 2016 second quarter compared with a loss of $46 million in the 2016 first quarter.
During the 2016 second quarter, International Paper took approximately 286,000 tons of downtime of which approximately 85,000 tons were economic-related compared with approximately 313,000 tons of downtime, which included about 59,000 tons that were economic-related, in the 2015 second quarter. During the 2016 first quarter, International Paper took approximately 516,000 tons of downtime of which approximately 212,000 tons were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)

Sales volumes of major products for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons	2016	2015	2016	2015
Industrial Packaging
North American Corrugated Packaging (c)	2,642	2,608	5,161	5,108
North American Containerboard	770	818	1,510	1,592
North American Recycling	592	610	1,199	1,200
North American Saturated Kraft	44	38	91	75
North American Gypsum/Release Kraft	47	43	93	79
North American Bleached Kraft	5	6	11	11
EMEA Industrial Packaging (c)	373	352	747	699
Asian Box (c)	105	95	208	197
Brazilian Packaging (c)	74	91	151	172
Industrial Packaging	4,652	4,661	9,171	9,133
Printing Papers
U.S. Uncoated Papers	460	453	935	919
EMEA and Russian Uncoated Papers	389	366	762	746
Brazilian Uncoated Papers	272	254	526	489
Indian Uncoated Papers	61	63	124	127
Uncoated Papers	1,182	1,136	2,347	2,281
Market Pulp (b)	497	428	902	845
Consumer Packaging
North American Consumer Packaging	306	371	614	709
EMEA Coated Paperboard	99	89	193	188
Asian Coated Paperboard (d)	—	315	—	619
Consumer Packaging	405	775	807	1,516

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Includes sales volumes through the date of sale in October 2015.
Income Taxes
An income tax benefit of $9 million was recorded for the 2016 second quarter. Excluding an expense of $7 million related to the tax effects of special items and a benefit of $188 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 34% for the quarter.
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
Interest Expense and Corporate Items
Net interest expense for the 2016 second quarter was $129 million compared with $123 million in the 2016 first quarter and $144 million in the 2015 second quarter.
Corporate items, net, were $26 million in the 2016 second quarter compared with $21 million in the 2016 first quarter, and $8 million in the 2015 second quarter.

Restructuring and Other Charges
During the three months and six months ended June 30, 2016, restructuring and other charges totaling $1 million were recorded. During the three months and six months ended June 30, 2015, net restructuring and other charges totaling $194 million before taxes were recorded. See discussion in Note 6 to the financial statements for further details.
BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the second quarter of 2016.

Industrial Packaging

	2016			2015
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,597	$3,452	$7,049	$3,694	$3,553	$7,247
Operating Profit	459	396	855	528	468	996
Industrial Packaging net sales for the second quarter of 2016 were 4% higher than in the first quarter of 2016 but 3% lower than in the second quarter of 2015. Operating profits in the second quarter of 2016 included a charge of $28 million for costs associated with the sale of our Asia corrugated packaging business while operating profits in the first quarter of 2016 included a charge of $37 million to write down the assets of that business and for costs associated with the sale. Excluding these items, operating profits in the second quarter of 2016 were 12% higher than in the first quarter of 2016 but 8% lower than the second quarter of 2015.
North American Industrial Packaging net sales were $3.1 billion in the second quarter of 2016 compared with $3.0 billion in the first quarter of 2016 and $3.2 billion in the second quarter of 2015. Operating profits were $496 million in the second quarter of 2016 compared with $438 million in the first quarter of 2016 and $533 million in the second quarter of 2015.
Sales volumes for boxes in the second quarter of 2016 were higher than in the first quarter of 2016, reflecting seasonally stronger market demand and one more shipping day. Containerboard shipments to the domestic market were slightly lower, while shipments to the export market increased. Total maintenance and economic downtime decreased 143,000 tons from 353,000 tons to 210,000 tons which reflects a decrease of 16,000 tons for maintenance downtime and a decrease of 127,000 tons for economic downtime. Average sales margins for boxes were lower. Average sales price realizations for export containerboard also decreased. Input costs were lower for wood, energy and chemicals, but were partially offset by higher costs for recycled fiber. Planned maintenance downtime costs were $5 million higher in the 2016 second quarter compared with the 2016 first quarter. Operating costs were lower, reflecting the impact of cost saving initiatives.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were higher primarily due to one more shipping day. Sales volumes for containerboard to both domestic and export markets were lower. Total maintenance and economic downtime was 9,000 tons higher in the second quarter of 2016 which comprises a decrease of 21,000 tons for maintenance downtime more than offset by an increase of 30,000 tons for economic downtime. Average sales price realizations were lower for containerboard largely due to pricing pressures in export markets related to the strong U.S. dollar. Average sales margins for boxes were also lower. Input costs decreased for energy, wood and freight fuel surcharges. Planned maintenance downtime costs were $15 million lower in the second quarter of 2016 compared with the second quarter of 2015.
Entering the third quarter of 2016, sales volumes are expected to be seasonally lower for boxes with an equal number of shipping days. Input costs are expected to be higher for recycled fiber and energy. Planned maintenance downtime costs should be $33 million lower.
EMEA Industrial Packaging net sales were $295 million in the second quarter of 2016 compared with $294 million in the first quarter of 2016 and $277 million in the second quarter of 2015. Operating profits were $6 million in the second quarter of 2016 compared with $7 million in the first quarter of 2016 and $4 million in the second quarter of 2015.
On June 30, 2016, the Company completed the previously announced acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the agreement, International Paper purchased the Madrid newsprint mill as well as associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill to produce recycled containerboard in 2017 with an expected capacity of 380,000 metric tonnes. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.
Sales volumes for boxes in the second quarter of 2016 were slightly lower than in the first quarter of 2016 due to seasonally lower demand in Morocco. Average sales margins increased, reflecting stable box prices and continued decreases in paper costs. Input costs for energy were lower, but were more than offset by higher operating costs. Operating earnings were also impacted by a $3 million transfer tax expense related to the acquisition of Holmen Paper.

Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were higher, reflecting growing market demand in the Euro-zone and the recovery from prior year labor strikes and lost customers in Turkey. Average sales margins were significantly higher primarily due to improved pricing. Input costs for energy were lower.
Looking ahead to the third quarter of 2016, sales volumes are expected to be seasonally lower. Average sales margins are expected to increase slightly. Higher energy costs should be more than offset by lower operating costs. Additional costs associated with the Holmen Paper acquisition are also expected.
Brazilian Industrial Packaging net sales were $51 million in the second quarter of 2016 compared with $42 million in the first quarter of 2016 and $63 million in the second quarter of 2015. Operating profits were a loss of $12 million in the second quarter of 2016 compared with a loss of $8 million in the first quarter of 2016 and a loss of $7 million in the second quarter of 2015.
Sales volumes in the second quarter of 2016 were seasonally higher than in the first quarter of 2016 although weak economic conditions persist. Average sales margins were higher due to the further realization of a box sales price increase and a favorable customer and product mix. Planned maintenance downtime costs in the second quarter of 2016 which included an outage at the Nova Campinia mill were $2 million higher than in the first quarter of 2016 which included no outages. Input costs were higher for recycled fiber.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were lower for boxes and sheets due to continued poor economic conditions, but were higher for containerboard. Average sales price realizations increased, while input costs, primarily for recycled fiber, were higher. Manufacturing operating costs decreased, but were more than offset by higher other costs and inflation.
Looking ahead to the third quarter of 2016, sales volumes are expected to be seasonally higher, although the weak economic conditions are expected to continue. Average sales price realizations are also expected to improve due to the continuing realization of box sales price increases. Input costs should be lower, primarily for energy. There are no planned maintenance outages scheduled in the third quarter.
Asian Industrial Packaging net sales were $165 million in the second quarter of 2016 compared with $126 million in the first quarter of 2016 and $149 million in the second quarter of 2015. Operating profits were a loss of $31 million (a loss of $3 million excluding costs associated with the sale of the business) in the second quarter of 2016 compared with a loss of $41 million (a loss of $4 million excluding asset write-downs and costs associated with the sale of the business) in the first quarter of 2016 and a loss of $2 million in the second quarter of 2015.
Sales volumes for boxes in the second quarter of 2016 were slightly higher than in the first quarter of 2016. Average sales margins were stable. Compared with the second quarter of 2015, corrugated box sales volumes in the second quarter of 2016 were higher. Average sales margins decreased due to competitive pressure and weak economic conditions. Distribution sales were higher in the second quarter of 2016 compared with both the first quarter of 2016 and the second quarter of 2015. Net sales and operating profits in the third quarter of 2016 will reflect the results of the distribution operations of the business.
On June 30, 2016, the Company completed the previously announced sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction, International Paper received a total of approximately RMB 1 billion (approximately $149 million at the June 30, 2016 exchange rate), subject to post-closing adjustments and other payments, including the buyer's assumption of the liability for loans of approximately $55 million. Remaining payments to be received total $24 million and are payable up to three years from the closing of the sale.

Printing Papers

	2016			2015
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,271	$1,184	$2,455	$1,249	$1,228	$2,477
Operating Profit	96	85	181	101	109	210
Printing Papers net sales for the second quarter of 2016 were 7% higher than in the first quarter of 2016 and 2% higher than in the second quarter of 2015. Operating profits in the second quarter of 2016 included a charge of $5 million for costs associated with the announced agreement to purchase the Weyerhaeuser pulp business. Excluding this item, operating profits in the second quarter of 2016 were 19% higher than in the first quarter of 2016 and even with the second quarter of 2015.
North American Printing Papers net sales were $466 million in the second quarter of 2016 compared with $481 million in the first quarter of 2016 and $471 million in the second quarter of 2015. Operating profits were $51 million in the second quarter of 2016 compared with $61 million in the first quarter of 2016 and $31 million in the second quarter of 2015.

Sales volumes in the second quarter of 2016 were slightly lower than in the first quarter of 2016. However, average sales price realizations for uncoated freesheet paper in the domestic market benefited from the partial realization of the earlier announced price increases for rolls. Input costs decreased slightly. Planned maintenance downtime costs in the second quarter of 2016, which included outages at the Georgetown, Eastover and Ticonderoga mills, were $10 million higher than in the first quarter of 2016 which included an outage at the Georgetown mill.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were slightly higher reflecting increased shipments of uncoated freesheet paper to the domestic market. However, average sales price realizations for domestic sales of uncoated freesheet paper were lower. Input costs and operating costs were lower. Planned maintenance downtime costs in the second quarter of 2016 were $5 million lower compared with the second quarter of 2015.
Entering the third quarter of 2016, sales volumes are expected to improve for uncoated freesheet paper in the North American market. Average sales price realizations are also expected to increase due to the continuing implementation of previously announced sales price increases. Input costs are expected to be slightly higher. Planned maintenance downtime costs should be $26 million lower with no outages scheduled in the third quarter.
European Printing Papers net sales were $318 million in the second quarter of 2016 compared with $289 million in the first quarter of 2016 and $312 million in the second quarter of 2015. Operating profits were $36 million in the second quarter of 2016 compared with $45 million in the first quarter of 2016 and $20 million in the second quarter of 2015.
Compared with the first quarter of 2016, sales volumes in the second quarter of 2016 for uncoated freesheet paper were higher in both Europe and Russia. Sales volumes for pulp increased in Europe, but decreased in Russia. Average sales price realizations for uncoated freesheet paper decreased in Europe as the price increases realized in the first quarter were lost in the second quarter, but increased in Russia reflecting the full quarter impact of the realization of a first-quarter price increase. However, average sales price realizations for pulp, primarily for hardwood pulp, decreased. Input costs improved slightly in Europe, but were higher in Russia largely due to seasonally higher wood costs. Planned maintenance downtime costs in the second quarter of 2016 were $8 million higher than in the first quarter of 2016 due to an outage at the Svetogorsk mill. Manufacturing operating costs were higher.
Sales volumes for uncoated freesheet paper in the second quarter of 2016 were higher compared with the second quarter of 2015 in both Europe and Russia. Average sales price realizations increased for uncoated freesheet paper due to price increases implemented during 2015 and, in Russia, the first quarter of 2016. In Europe, input costs were lower for wood and energy, while in Russia costs for wood and energy were higher. Planned maintenance downtime costs were $14 million lower in the second quarter of 2016 than in the second quarter of 2015.
Looking forward to the third quarter of 2016, sales volumes for uncoated freesheet paper are expected to be stable in Europe, and higher in Russia. Average sales price realizations for uncoated freesheet paper are expected to be slightly lower in both Europe and Russia. Average sales price realizations for hardwood pulp in Europe are expected to begin to recover. Input costs are expected to increase for wood, energy and purchased fiber in Europe and for energy in Russia. Planned maintenance downtime costs should be $2 million in the third quarter of 2016 which includes an outage scheduled at the Kwidzyn mill.
Brazilian Printing Papers net sales were $220 million in the second quarter of 2016 compared with $190 million in the first quarter of 2016 and $210 million in the second quarter of 2015. Operating profits were $34 million in the second quarter of 2016, $35 million in the first quarter of 2016 and $35 million in the second quarter of 2015.
Sales volumes in the second quarter of 2016 increased compared with the first quarter of 2016 reflecting seasonally stronger demand in the Latin American export markets, partially offset by weaker demand in the domestic market due to customer inventory adjustments. Average sales price realizations were higher in the domestic market due to the partial realization of announced price increases for cutsize and offset paper, but average sales price realizations in other Latin American markets were lower. Input costs were higher for virgin fiber, chemicals and energy, while pulp costs were lower. Planned maintenance downtime costs were $7 million higher in the second quarter of 2016 which included outages at the Mogi Guacu and Luiz Antonio mills than in the first quarter of 2016.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 increased despite weak economic conditions largely due to increased purchases of uncoated freesheet paper by the Brazilian government. Average sales price realizations were higher reflecting the full realization of the first-quarter 2016 domestic price increase, although prices to Latin American export markets decreased. Input costs were higher for energy, chemicals, virgin fiber and pulp. Planned maintenance downtime costs were $7 million higher than in the second quarter of 2015.
Entering the third quarter of 2016, sales volumes are expected to be seasonally stronger for uncoated freesheet paper in the domestic market. Average sales price realizations are expected to be higher reflecting the full quarter impact of the first-half 2016 price increases for cutsize paper and offset paper in the domestic Brazilian market, partially offset by the impact of price pressures in the Latin American export markets caused by over-supplied market conditions. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be lower, particularly for pulp, chemicals and energy. Planned maintenance outage costs should be $7 million lower in the third quarter with no outages scheduled.
Indian Printing Papers net sales were $42 million in the second quarter of 2016 compared with $43 million in the first quarter of 2016 and $45 million in the second quarter of 2015. Operating profits were a loss of $2 million in the second quarter of 2016, a loss of $1 million in the first quarter of 2016 and a loss of $3 million in the second quarter of 2015.
Compared with the first quarter of 2016, sales volumes in the second quarter of 2016 were higher, reflecting strengthening economic conditions and increased paper demand for writing and printing paper, especially copier paper. Average sales price realizations were slightly higher. Input costs were slightly lower for fiber, while operating costs increased. Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were lower primarily due to lower production volume resulting from reliability issues at the Rajahmundry mill. Average sales price realizations were slightly higher.
Looking ahead to the third quarter of 2016, sales volumes are expected to be seasonally lower in the domestic market, but should be offset by higher export market demand. Planned maintenance downtime costs are expected to be $1 million higher in the third quarter of 2016 with an outage scheduled at the Rajahmundry mill.
U.S. Market Pulp net sales were $225 million in the second quarter of 2016 compared with $181 million in the first quarter of 2016 and $211 million in the second quarter of 2015. Operating profits were a loss of $23 million (a loss of $18 million excluding acquisition-related costs) in the second quarter of 2016 compared with a loss of $55 million in the first quarter of 2016 and a profit of $18 million in the second quarter of 2015.
Sales volumes in the second quarter of 2016 compared with the first quarter of 2016 increased for fluff pulp, but were partially offset by lower market pulp shipments. Average sales price realizations were lower for fluff pulp, reflecting market pressures. Operating costs were improved principally due to lower costs related to the Riegelwood conversion. Input costs for wood decreased. Planned maintenance downtime costs in the second quarter of 2016 were $41 million lower than in the first quarter of 2016 which included significant outage costs associated with the Riegelwood mill conversion.
Compared with the second quarter of 2015, sales volumes increased in the second quarter of 2016 for both market pulp and fluff pulp. Average sales price realizations were lower for fluff pulp and market pulp. Input costs decreased slightly. Operating costs were higher in the second quarter of 2016 due to costs associated with the Riegelwood mill conversion. Planned maintenance downtime and conversion costs were $1 million lower in the second quarter of 2016.
Entering the third quarter of 2016, sales volumes are expected to be higher as a result of the Riegelwood conversion. Average sales margins will reflect a less favorable product mix resulting from the ramp-up of the Riegelwood mill as it produces lower margin softwood pulp while continuing the fluff pulp qualification process. Input costs are expected to be higher. Planned maintenance downtime costs should be $7 million higher in the third quarter of 2016 with an outage scheduled at the Franklin mill.

Consumer Packaging

	2016			2015
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$501	$495	$996	797	$778	$1,575
Operating Profit	73	16	89	47	46	93
Consumer Packaging net sales in the second quarter of 2016 were 1% higher than in the first quarter of 2016 but 37% lower than in the second quarter of 2015. Operating profits in the first quarter of 2016 included charges of $9 million related to the conversion of the Riegelwood mill to 100% pulp production. Operating profits in the second quarter of 2015 included a net gain of $14 million related to the sale of the Carolina Coated Bristols brand and costs associated with the conversion of the Riegelwood mill and an expense of $1 million related to sheet plant closures. Excluding these items, operating profits in the second quarter of 2016 were significantly higher than in both the first quarter of 2016 and the second quarter of 2015.
North American Consumer Packaging net sales in the second quarter of 2016 were $416 million compared with $418 million in the first quarter of 2016 and $500 million in the second quarter of 2015. Operating profits were $48 million in the second quarter of 2016 compared with a loss of $10 million (a loss of $1 million excluding costs associated with the conversion of the Riegelwood mill) in the first quarter of 2016 and a gain of $40 million ($27 million excluding the net gain on the sale of the Carolina Coated Bristols brand and mill conversion costs and sheet plant closure costs) in the second quarter of 2015.
Coated Paperboard sales volumes in the second quarter of 2016 were about even with the first quarter of 2016. Average sales price realizations were lower for folding carton board and platestock, but average sales margins benefited from a more favorable mix. Planned maintenance downtime costs were $19 million lower in the 2016 second quarter which included no outages compared with the 2016 first quarter which had an outage at the Augusta mill. Input costs were lower, primarily for wood. Manufacturing operating costs decreased due to strong performance.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 were lower primarily due to the absence of the coated bristols product line. The business took 4,000 tons of market related downtime in the second quarter of 2015 and none in the second quarter of 2016. Average sales price realizations were lower due to competitive pressures. Average sales margins were also negatively affected by an unfavorable customer and product mix. Input costs were lower for wood, energy and chemicals. Planned maintenance downtime costs were $10 million lower.
Foodservice sales volumes in the second quarter of 2016 were seasonally higher than in the first quarter of 2016. Average sales prices decreased due to the pass-through of lower resin costs and market pressures. Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 decreased slightly. Average sales margins decreased reflecting lower average sales price realizations due to market pressures, partially offset by a more favorable product mix. Freight costs decreased reflecting lower fuel prices and the impact of savings initiatives.
Looking forward to the third quarter of 2016, coated paperboard sales volumes are expected to be stable. Average sales margins should benefit from a more favorable mix. Input costs are expected to be flat. For Foodservice, sales volumes are expected to be higher and operating costs to be lower.
European Consumer Packaging net sales were $85 million in the second quarter of 2016 compared with $77 million in the first quarter of 2016 and $75 million in the second quarter of 2015. Operating profits in the second quarter of 2016 were $25 million compared with $26 million in the first quarter of 2016 and $16 million in the second quarter of 2015.
Compared with the first quarter of 2016, sales volumes in the second quarter of 2016 were higher in both Europe and Russia. Average sales margins decreased in Europe, reflecting lower sales price realizations and a unfavorable mix, while in Russia average sale prices increased and the mix was favorable. Input costs for pulp, energy and wood were lower in Europe, but energy and wood costs were higher in Russia. Planned maintenance downtime costs were $3 million higher in the second quarter of 2016 due to an outage at the Svetogorsk mill compared with no outages in the first quarter of 2016. Compared with the second quarter of 2015, sales volumes increased in both Europe and Russia. Average sales price realizations increased in Russia, but decreased in Europe. Input costs for purchased pulp, energy and wood decreased in Europe, but increased for wood and energy in Russia. Planned maintenance downtime costs were $1 million higher in the second quarter of 2016 compared with the second quarter of 2015.
Entering the third quarter of 2016, sales volumes are expected to be higher in Europe and flat in Russia. Average sales margins are expected to be lower, reflecting lower average sales price realizations and an unfavorable mix in Russia, partially offset by higher average sales margins in Europe. Planned maintenance downtime costs are expected to be $1 million lower with outages scheduled at the Kwidzyn mill. Input costs for wood and energy are expected to be higher.
Asian Consumer Packaging net sales were $222 million in the second quarter of 2015. Operating profits were a loss of $9 million in the second quarter of 2015. The Company sold its 55% equity share in the IP-Sun JV in October 2015.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $46 million in the second quarter of 2016, compared with $62 million in the first quarter of 2016 and $67 million in the second quarter of 2015. In the second quarter of 2016, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $6 million compared with a gain of $11 million in the first quarter of 2016. Compared with the first quarter of 2016, sales volumes in the second quarter of 2016 were higher, primarily for sales of softwood pulp in export markets and sales of containerboard in the Russian domestic market. Average sales price realizations were flat overall with higher average domestic sales prices offset by lower average export sales prices. Input costs for wood and distribution increased. Planned maintenance downtime costs in the second quarter of 2016 were $12 million on a 100%, pretax basis for outages at the Koryazhma and Bratsk mills compared with none in the first quarter of 2016. The Company received cash dividends from the joint venture of $58 million during the second quarter of 2016.
Compared with the second quarter of 2015, sales volumes in the second quarter of 2016 increased for sales of softwood pulp to China and pulp and paper in the Russian domestic market, but were partially offset by decreased sales volumes of hardwood pulp to export markets. Average sales price realizations were lower, primarily for export sales of softwood and hardwood pulp, partially offset by improved sales prices for paper in the domestic market. Input costs for wood, chemicals and distribution increased. Operating costs were lower. Planned maintenance downtime costs were $3 million higher in the second quarter of 2016 compared with the second quarter of 2015. An after-tax foreign exchange gain of $27 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the second quarter of 2015.

Looking forward to the third quarter of 2016, sales volumes are expected to decrease slightly due to supply chain limitations. Average sales price realizations are expected to remain flat. Input costs are expected to be seasonally higher for wood, but will be largely offset by lower fuel and energy costs. Planned maintenance downtime costs are expected to be lower in the third quarter of 2016.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.2 billion for the first six months of 2016, compared with $753 million for the comparable 2015 six-month period. Earnings from operations adjusted for non-cash charges and cash pension plan contributions for the first six months of 2016 compared to $897 million for the first six months of 2015. Cash used for working capital components totaled $211 million for the first six months of 2016 compared to $144 million for the comparable 2015 six-month period.
The Company generated free cash flow of approximately $838 million and $830 million in the first six months of 2016 and 2015, respectively. Free cash flow is a non-GAAP measure and the most comparable GAAP measure is cash provided by operations. Management uses free cash flow as a liquidity metric because it measures the amount of cash generated that is available to maintain our assets, make investments or acquisitions, pay dividends, reduce debt, and fund other activities.

The following is a reconciliation of free cash flow to cash provided by operations:

	Six Months Ended June 30,
In millions	2016	2015
Cash provided by operations	$1,225	$753
Adjustments:
Cash invested in capital projects	(637)	(673)
Cash contribution to pension plan	250	750
Free Cash Flow	$838	$830
Investments in capital projects totaled $637 million in the first six months of 2016 compared to $673 million in the first six months of 2015. Full-year 2016 capital spending is currently expected to be approximately $1.3 billion, or about 100% of depreciation and amortization expense for our current businesses.
Financing activities for the first six months of 2016 included a $134 million net increase in debt versus a $589 million net increase in debt during the comparable 2015 six-month period.
Amounts related to early debt extinguishment during the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2016	2015	2016	2015
Early debt reductions (a)	$—	$1,172	$—	$1,389
Pre-tax early debt extinguishment costs	—	207	—	208

(a)
Reductions related to notes with interest rates ranging from 4.7% to 9.38% with original maturities from 2018 to 2030 for the three months ended June 30, 2015 and from 4.70% to 9.38% with original maturities from 2015 to 2030 for the six months ended June 30, 2015.

At June 30, 2016, contractual obligations for future payments of debt maturities by calendar year were as follows: $588 million in 2016; $60 million in 2017; $778 million in 2018; $412 million in 2019; $170 million in 2020; $644 million in 2021; and $6.8 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At June 30, 2016, International Paper’s credit agreements totaled $2.35 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement (net liquidity available of $1.45 billion at June 30, 2016 after adjusting for commercial paper outstanding) that expires in August 2019 and has a facility fee of 0.15% per annum payable quarterly.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of June 30, 2016, the Company had $50 million outstanding under this program. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances ($350 million available at June 30, 2016) under a receivables securitization program that expires in December 2016. During the second quarter of 2016, International Paper entered into a $250 million contractually committed bank credit facility ($20 million available at June 30, 2016) that expires on December 31, 2016 and has a facility fee of 0.15% per annum payable quarterly. Subsequent to June 30, 2016, International Paper repaid $120 million of the borrowings under this contractually committed bank credit facility.
Subsequent to June 30, 2016, International Paper priced $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027 and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047. We expect the sale of these notes to close on or about August 11, 2016.
During the first six months of 2016, International Paper used 2.7 million shares of treasury stock for various incentive plans. International Paper also acquired 3.6 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $131 million, including $100 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. The Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of June 30, 2016.
During the first six months of 2015, International Paper issued approximately 62,477 shares of common stock and used approximately 4.2 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $2 million of cash. International Paper also acquired 6.7 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $353 million, including $271 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $362 million and $337 million for the first six months of 2016 and 2015, respectively. Dividends were $0.8800 per share and $0.8000 per share for the first six months in 2016 and 2015, respectively.
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
The Company has included in its 2015 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2016.
Pension Accounting
Net pension expense totaled approximately $624 million for International Paper’s U.S. plans for the six months ended June 30, 2016, or about $400 million more than the pension expense for the first six months of 2015. The increase in U.S. plan expense was due to a $439 million plan settlement accounting charge in the second quarter of 2016, and updated demographic assumptions partially offset by lower amortization of unrecognized actuarial losses, and an increase in the assumed discount rate to 4.40% in 2016 (prior to the June 30, 2016 remeasurement discussed below) from 4.10% in 2015. Net pension expense for non-U.S. plans was about $2 million and $3 million for the first six months of 2016 and 2015, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2016, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.1 billion, consisting of approximately 48% equity securities, 30% fixed income securities, and 22% real estate and other assets. Plan assets did not include International Paper common stock.
As previously disclosed, in the first quarter of 2016, International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of the plan remeasurement and year to date activity, the difference between the qualified plan liabilities and plan assets grew by $602 million versus the December 31, 2015 difference. Additionally, as a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $250 million and $750 million to the qualified pension plan in the first six months of 2016 and 2015, respectively. The Company expects to make an additional $500 million voluntary contribution during the second half of 2016. This contribution was made in line with our strategy of de-risking the pension plan while generating tax benefits and fee savings. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2016.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the successful closing of the sale of our corrugated box business in China and Southeast Asia within the estimated timeframe; (viii) the receipt of governmental and other approvals and favorable rulings associated with the purchase of the pulp business of Weyerhaeuser Company and the successful fulfillment or waiver of all closing conditions for the transaction without unexpected delays or conditions; (ix) our ability to finance and complete the proposed acquisition of the pulp business of Weyerhaeuser Company; (x) the failure to realize anticipated synergies and cost savings from the acquisition of the pulp business of Weyerhaeuser Company or delay in realization thereof; (xi) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (xii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (Part I, Item 1A), as updated by our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 (Part II, Item 1A).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2016 - April 30, 2016	—	$—	—	$933
May 1, 2016 - May 31, 2016	1,122	42.76	—	933
June 1, 2016 - June 30, 2016	842	41.49	—	933
Total	1,964
(a) 1,964 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

2.1
Purchase Agreement dated as of May 1, 2016, between Weyerhaeuser NR Company and International Paper Company. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the staff of the Securities and Exchange Commission upon request.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 4, 2016	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

August 4, 2016	By	/s/ Terri L. Herrington
Terri L. Herrington
Vice President – Finance