Form 10-Q
period 2016-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2016-11-03
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 28, 2016 was 411,213,412.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales	$5,266	$5,691	$15,698	$16,922
Costs and Expenses
Cost of products sold	3,622	3,891	11,345	11,703
Selling and administrative expenses	380	417	1,142	1,226
Depreciation, amortization and cost of timber harvested	314	329	899	980
Distribution expenses	353	334	1,012	1,058
Taxes other than payroll and income taxes	41	39	123	127
Restructuring and other charges	46	25	47	219
Net (gains) losses on sales and impairments of businesses	5	186	70	186
Interest expense, net	132	141	384	422
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	373	329	676	1,001
Income tax provision (benefit)	107	106	139	346
Equity earnings (loss), net of taxes	43	(13)	151	84
Earnings (Loss) From Continuing Operations	309	210	688	739
Discontinued operations, net of taxes	—	—	(5)	—
Net Earnings (Loss)	309	210	683	739
Less: Net earnings (loss) attributable to noncontrolling interests	(3)	(10)	(3)	(21)
Net Earnings (Loss) Attributable to International Paper Company	$312	$220	$686	$760
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.76	$0.53	$1.68	$1.81
Discontinued operations, net of taxes	—	—	(0.01)	—
Net earnings (loss)	$0.76	$0.53	$1.67	$1.81
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.75	$0.53	$1.66	$1.80
Discontinued operations, net of taxes	—	—	(0.01)	—
Net earnings (loss)	$0.75	$0.53	$1.65	$1.80
Average Shares of Common Stock Outstanding – assuming dilution	415.3	417.5	415.5	421.9
Cash Dividends Per Common Share	$0.4400	$0.4000	$1.3200	$1.2000
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$312	$220	$691	$760
Discontinued operations, net of taxes	—	—	(5)	—
Net earnings (loss)	$312	$220	$686	$760
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Earnings (Loss)	$309	$210	$683	$739
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	72	72	471	215
Pension and postretirement liability adjustments:
U.S. plans	(53)	14	(598)	14
Non-U.S. plans	—	—	17	(2)
Change in cumulative foreign currency translation adjustment	3	(562)	373	(955)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	5	(8)	(5)	(2)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(3)	7	(7)	12
Total Other Comprehensive Income (Loss), Net of Tax	24	(477)	251	(718)
Comprehensive Income (Loss)	333	(267)	934	21
Net (earnings) loss attributable to noncontrolling interests	3	10	3	21
Other comprehensive (income) loss attributable to noncontrolling interests	(1)	5	(1)	6
Comprehensive Income (Loss) Attributable to International Paper Company	$335	$(252)	$936	$48
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Balance Sheet
(In millions)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$2,562	$1,050
Accounts and notes receivable, net	2,807	2,675
Inventories	2,222	2,228
Deferred income tax assets	287	312
Other current assets	225	212
Total Current Assets	8,103	6,477
Plants, Properties and Equipment, net	12,205	11,980
Forestlands	447	366
Investments	325	228
Financial Assets of Special Purpose Entities (Note 13)	7,028	7,014
Goodwill	3,362	3,335
Deferred Charges and Other Assets	1,131	1,131
Total Assets	$32,601	$30,531
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$78	$426
Accounts payable	2,031	2,078
Accrued payroll and benefits	394	434
Other accrued liabilities	1,038	986
Total Current Liabilities	3,541	3,924
Long-Term Debt	10,823	8,844
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	6,282	6,277
Deferred Income Taxes	3,273	3,231
Pension Benefit Obligation	3,709	3,548
Postretirement and Postemployment Benefit Obligation	320	364
Other Liabilities	424	434
Equity
Common stock, $1 par value, 2016 – 448.9 shares and 2015 – 448.9 shares	449	449
Paid-in capital	6,180	6,243
Retained earnings	4,793	4,649
Accumulated other comprehensive loss	(5,458)	(5,708)
	5,964	5,633
Less: Common stock held in treasury, at cost, 2016 – 37.716 shares and 2015 – 36.776 shares	1,755	1,749
Total Shareholders’ Equity	4,209	3,884
Noncontrolling interests	20	25
Total Equity	4,229	3,909
Total Liabilities and Equity	$32,601	$30,531
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net earnings (loss)	$683	$739
Depreciation, amortization and cost of timber harvested	899	980
Deferred income tax provision (benefit), net	45	101
Restructuring and other charges	47	219
Pension plan contributions	(750)	(750)
Net (gains) losses on sales and impairments of businesses	70	186
Equity (earnings) loss, net	(151)	(84)
Periodic pension expense, net	718	350
Other, net	125	132
Changes in current assets and liabilities
Accounts and notes receivable	(83)	(166)
Inventories	(6)	(221)
Accounts payable and accrued liabilities	(37)	77
Interest payable	24	24
Other	(18)	3
Cash Provided By (Used For) Operations	1,566	1,590
Investment Activities
Invested in capital projects	(903)	(998)
Acquisitions, net of cash acquired	(56)	—
Proceeds from divestitures, net of cash divested	105	—
Investment in Special Purpose Entities	—	(198)
Proceeds from sale of fixed assets	13	32
Other	(130)	(35)
Cash Provided By (Used For) Investment Activities	(971)	(1,199)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(132)	(505)
Issuance of common stock	—	2
Issuance of debt	3,447	2,440
Reduction of debt	(1,855)	(2,202)
Change in book overdrafts	(5)	15
Dividends paid	(543)	(503)
Debt tender premiums paid	(31)	(211)
Other	(3)	—
Cash Provided By (Used For) Financing Activities	878	(964)
Cash Included in Assets Held for Sale	—	(143)
Effect of Exchange Rate Changes on Cash	39	(61)
Change in Cash and Temporary Investments	1,512	(777)
Cash and Temporary Investments
Beginning of period	1,050	1,881
End of period	$2,562	$1,104
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
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Cash Flow Classification
In August 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles in the classification of certain cash receipts and payments in the statement of cash flows. The ASU's amendments add or clarify guidance on eight cash flow issues, including; (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of borrowing; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods with those years and must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." Under this new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur, replacing current guidance which requires tax benefits that exceed compensation costs (windfalls) to be recognized in equity. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows rather than financing activities as they are currently classified. In addition, the new guidance will allow companies to provide net settlement of stock-based compensation to cover tax withholding as long as the net settlement doesn't exceed the maximum individual statutory tax rate in the employee's tax jurisdiction. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
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
Derivatives and Hedging
Also in March 2016, the FASB issued ASU 2016-05, "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in this ASU apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, and allows for the amendments to be applied on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the provisions of this guidance.
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
Classification of Deferred Taxes
In November 2015, the FASB issued ASU 2015-17, "Balance Classification of Deferred Taxes." This ASU requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The initial application of the requirements of this guidance will be included in our 2017 first quarter Form 10-Q.
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
Inventory
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measure using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the provisions of this guidance.
Cloud Computing Arrangements
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. A reporting entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs)," which simplifies the balance sheet presentation of the costs for issuing debt. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years; however, early adoption is allowed. A reporting entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
Consolidation
In February 2015, the FASB issued ASU 2015-02, "Consolidation," which amends the requirements for consolidation and significantly changes the consolidation analysis required. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. A reporting entity may apply the amendments in this update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
Share-Based Payment
In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That Performance Target Could Be Achieved After the Requisite Service Period." This guidance provides that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. As such, an entity should not record compensation expense related to an award for which transfer to the employee is contingent on the entity's satisfaction of a performance target until it becomes probable that the performance target will be met. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.
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
In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition and Derivatives and Hedging," which rescinds certain SEC guidance from the FASB's Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting. Specifically, the ASU supersedes SEC observer comments on the following topics. Upon the adoption of ASU 2014-09: (a) Revenue and expense recognition for freight services in process (ASC 605-20-S99-2); (b) Accounting for shipping and handling fees and costs (ASC 605-45-S99-1); (c) Accounting for consideration given by a vendor to a customer (ASC 605-50-S99-1); and (d) Accounting for gas-balancing arrangements (ASC 932-10-S99-5), and upon the adoption of ASU 2014-16: Determining the nature of a host contract related to a hybrid financial instrument issued in the form of a share under ASC 815 (ASC 815-10-S99-3). The Company is currently evaluating the provisions of this guidance.

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
NOTE 3 - EQUITY

A summary of the changes in equity for the nine months ended September 30, 2016 and 2015 is provided below:

	Nine Months Ended September 30,
	2016			2015
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$3,884	$25	$3,909	$5,115	$148	$5,263
Issuance of stock for various plans, net	100	—	100	204	—	204
Repurchase of stock	(132)	—	(132)	(505)	—	(505)
Common stock dividends ($1.32 per share in 2016 and $1.20 per share in 2015)	(550)	—	(550)	(513)	—	(513)
Transactions of equity method investees	(37)	—	(37)	—	—	—
Divestiture of noncontrolling interests	—	(3)	(3)	—	—	—
Other	8	—	8	—	—	—
Comprehensive income (loss)	936	(2)	934	48	(27)	21
Ending Balance, September 30	$4,209	$20	$4,229	$4,349	$121	$4,470
NOTE 4 - OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the three-month period ended September 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)
Other comprehensive income (loss) before reclassifications	(53)	3	5	(45)
Amounts reclassified from accumulated other comprehensive income	72	—	(3)	69
Net Current Period Other Comprehensive Income (Loss)	19	3	2	24
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, September 30, 2016	$(3,279)	$(2,177)	$(2)	$(5,458)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended September 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2015	$(2,993)	$(1,905)	$12	$(4,886)
Other comprehensive income (loss) before reclassifications	14	(562)	(8)	(556)
Amounts reclassified from accumulated other comprehensive income	72	—	7	79
Net Current Period Other Comprehensive Income (Loss)	86	(562)	(1)	(477)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	5	—	5
Balance, September 30, 2015	$(2,907)	$(2,462)	$11	$(5,358)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the nine-month period ended September 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2016	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	(581)	376	(5)	(210)
Amounts reclassified from accumulated other comprehensive income	471	(3)	(7)	461
Net Current Period Other Comprehensive Income (Loss)	(110)	373	(12)	251
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, September 30, 2016	$(3,279)	$(2,177)	$(2)	$(5,458)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the nine-month period ended September 30, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2015	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	12	(955)	(2)	(945)
Amounts reclassified from accumulated other comprehensive income	215	—	12	227
Net Current Period Other Comprehensive Income (Loss)	227	(955)	10	(718)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	6	—	6
Balance, September 30, 2015	$(2,907)	$(2,462)	$11	$(5,358)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month and nine-month periods ended September 30, 2016 and 2015:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(9)	$(9)	$(27)	$(25)	(b)	Cost of products sold
Actuarial gains (losses)	(108)	(108)	(739)	(326)	(b)	Cost of products sold
Total pre-tax amount	(117)	(117)	(766)	(351)
Tax (expense) benefit	45	45	295	136
Net of tax	(72)	(72)	(471)	(215)

Business acquisition/divestitures	—	—	3	—		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	—	—	3	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	5	(12)	10	(19)	(c)	Cost of products sold
Total pre-tax amount	5	(12)	10	(19)
Tax (expense)/benefit	(2)	5	(3)	7
Net of tax	3	(7)	7	(12)
Total reclassifications for the period	$(69)	$(79)	$(461)	$(227)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2016	2015	2016	2015
Earnings (loss) from continuing operations	$312	$220	$691	$760
Effect of dilutive securities	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$312	$220	$691	$760
Average common shares outstanding	411.2	415.1	411.0	418.7
Effect of dilutive securities
Restricted stock performance share plan	4.1	2.4	4.5	3.2
Average common shares outstanding – assuming dilution	415.3	417.5	415.5	421.9
Basic earnings (loss) from continuing operations per common share	$0.76	$0.53	$1.68	$1.81
Diluted earnings (loss) from continuing operations per common share	$0.75	$0.53	$1.66	$1.80

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

2016: During the three months ended September 30, 2016, restructuring and other charges totaling $46 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended September 30, 2016
In millions
Early debt extinguishment costs	$29
India packaging evaluation write-off	17
Total	$46

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

2015: During the three months ended September 30, 2015, restructuring and other charges totaling $25 million before taxes were recorded. Details of these charges were as follows:

Three Months Ended September 30, 2015
In millions
Timber monetization restructuring	$17
Sales of Carolina Coated Bristols brand net of Riegelwood mill conversion costs	7
Other	1
Total	$25

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

NOTE 7 - ACQUISITIONS
Weyerhaeuser Pulp Business
On May 1, 2016, the Company entered into a definitive agreement to purchase the pulp business of Weyerhaeuser Company for $2.2 billion in cash, subject to certain adjustments, including a reduction for the amount of debt being assumed, which was approximately $88 million as of September 30, 2016. Because the transaction is a purchase of assets, International Paper expects to realize a tax benefit with an estimated net present value of approximately $300 million. Under the terms of the agreement, International Paper will acquire four fluff pulp mills, one Northern bleached softwood kraft mill and two converting facilities of modified fiber, located in the United States, Canada and Poland. The acquisition is expected to close in the fourth quarter of 2016, subject to the satisfaction of certain closing conditions, primarily the receipt of regulatory approvals. On August 4, 2016, the Company learned that the U.S. Department of Justice had completed its investigation of the transaction without taking any action, but regulatory approval is still needed in other jurisdictions.
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
The Company's aggregated purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using June 30, 2016 exchange rate). The measurement period adjustments recognized in the third quarter of 2016 were to reallocate the purchase price from property, plant and equipment to the specific asset and liability balance sheet line items. Approximately $60 million of the purchase price was allocated to property, plant and equipment, $14 million to current assets (primarily cash and accounts receivable), $7 million to equity method investments, $1 million to long-term assets, $9 million to short-term liabilities and $14 million to long-term liabilities related to a supply contract entered into with the seller. The initial valuation amounts are not considered completed as of September 30, 2016 as the final allocation of the purchase price to the mill, recycling operations and the cogeneration facility businesses are yet to be determined. The amount of revenue and earnings recognized since the acquisition date are $41 million and a net loss of $3 million, respectively, for the three months ended September 30, 2016. Proforma information related to the acquisition of the Holmen businesses has not been included as it is impractical to obtain the information due to the lack of availability of financial data and does not have a material effect on the Company's consolidated results of operations.
NOTE 8 - DIVESTITURES / SPINOFF
Other Divestitures and Impairments
2016: On March 14, 2016, the Company announced that it had entered into a definitive agreement to sell its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction, International Paper is to receive a total of approximately RMB 1 billion (approximately $149 million at the June 30, 2016 exchange rate), subject to post-closing adjustments and other payments, including the buyer's assumption of the liability for loans of approximately $55 million. Subsequent to the announced agreement, a determination was made that the current book value of the asset group exceeded its estimated fair value of $149 million which was the agreed upon selling price, less costs incurred to sell. As a result, a combined pre-tax charge of $41 million was recorded during the first and second quarters of 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million in the 2016 second quarter for severance that was contingent upon the sale of this business and a pre-tax charge of $5 million in the third quarter of 2016, resulting from post-closing adjustments. The sale of this business was completed on June 30, 2016.
In the third quarter of 2016, post-closing adjustments were finalized which resulted in a reduction to the total cash to be received of RMB 43 million (approximately $7 million at the September 30, 2016 exchange rate). Remaining payments to be received total $17 million and are payable up to three years from the closing of the sale.
The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's consolidated statement of operations were $7 million and $80 million for the three months and nine months ended September 30, 2016, respectively, and $2 million and $7 million for three months and nine months ended September 30, 2015, respectively.

2015: The Company announced on October 8, 2015 that it had signed a definitive agreement with the Company's Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd., to sell its 55% interest in the IP Asia Coated Paperboard (IP-Sun JV) business within the Company's Consumer Packaging segment for RMB 149 million (approximately USD $23 million). A determination was made that the current book value of the asset group exceeded its estimated fair value of $23 million, which is the agreed upon selling price. As a result, a pre-tax charge of $186 million was recorded during the three months ended September 30, 2015 in the Company's Consumer Packaging segment to write down the long-lived assets of this business to their estimated fair value. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $208 million and $238 million, respectively. The 2015 losses include the third quarter pre-tax impairment charge of $186 million ($125 million after taxes). The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the three months and nine months ended September 30, 2015 were $9 million and $19 million, respectively. The sale of this business was finalized on October 13, 2015.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $2.1 billion and $738 million at September 30, 2016 and December 31, 2015, respectively.

Accounts and Notes Receivable

In millions	September 30, 2016	December 31, 2015
Accounts and notes receivable, net:
Trade	$2,594	$2,480
Other	213	195
Total	$2,807	$2,675

The allowance for doubtful accounts was $72 million and $70 million at September 30, 2016 and December 31, 2015, respectively.

Inventories

In millions	September 30, 2016	December 31, 2015
Raw materials	$303	$339
Finished pulp, paper and packaging	1,192	1,248
Operating supplies	609	563
Other	118	78
Total	$2,222	$2,228

Depreciation

Accumulated depreciation was $21.5 billion and $20.7 billion at September 30, 2016 and December 31, 2015. Depreciation expense was $294 million and $309 million for the three months ended September 30, 2016 and 2015, respectively, and $845 million and $919 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest

Interest payments made during the nine months ended September 30, 2016 and 2015 were $511 million and $471 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Interest expense (a)	$181	$158	$513	$481
Interest income (a)	49	17	129	59
Capitalized interest costs	7	5	21	19

(a)
Interest expense and interest income exclude approximately $7 million and $25 million for the three months and nine months ended September 30, 2015, related to investments in and borrowings from variable interest entities for which the Company had a legal right of offset (see Note 13).

NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2016:

In millions	Industrial Packaging	Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2016
Goodwill	$3,325	$2,124		$1,664	$7,113
Accumulated impairment losses (a)	(237)	(1,877)		(1,664)	(3,778)
	3,088	247		—	3,335
Reclassifications and other (b)	(1)	38		—	37
Additions/reductions	—	(10)	(c)	—	(10)
Balance as of September 30, 2016
Goodwill	3,324	2,152		1,664	7,140
Accumulated impairment losses (a)	(237)	(1,877)		(1,664)	(3,778)
Total	$3,087	$275		$—	$3,362

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2016		December 31, 2015
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$512	$202	$495	$166
Non-compete agreements	70	63	69	56
Tradenames, patents and trademarks	60	56	61	54
Land and water rights	8	2	33	6
Software	24	22	22	20
Other	46	26	46	29
Total	$720	$371	$726	$331

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Amortization expense related to intangible assets	$14	$16	$39	$45

NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, of $68 million and $118 million for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2016:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2015	$(150)	$(34)
Activity for three months ended March 31, 2016	26	(1)
Activity for the three months ended June 30, 2016	20	5
Activity for the three months ended September 30, 2016	6	8
Balance at September 30, 2016	$(98)	$(22)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.

Included in the Company’s income tax provisions for the nine months ended September 30, 2016 and 2015, are $(91) million and $(109) million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Nine Months Ended September 30,
In millions	2016	2015
Special items	$(37)	$(70)
Tax-related adjustments:
Internal restructurings	(63)	(62)
Return to accrual	23	23
2010-2012 IRS audit closure	(14)	—
Income tax provision (benefit) related to special items	$(91)	$(109)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental Proceedings

CERCLA and State Actions

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $95 million in the aggregate at September 30, 2016.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $50 million to address the selection of an alternative for the soil remediation component of the overall site remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $50 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

Other Remediation Costs

In addition to the above matters, other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet, totaled approximately $40 million as of September 30, 2016. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Legal Proceedings

Environmental

Kalamazoo River: The Company is a PRP with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by polychlorinated biphenyls (PCBs) primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill (the Allied Paper Mill) formerly owned by St. Regis Paper Company (St. Regis). The Company is a successor in interest to St. Regis. In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation concerning the remedy for a portion of the site, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. Separately, in April 2016, the EPA issued a unilateral administrative order to the Company and certain other PRPs to remove PCB contaminated sediments from a different portion of the site. The Company has responded to both the special notice letter and the unilateral administrative order, and in the case of the unilateral administrative order, has agreed along with two other parties to comply with the order subject to its sufficient cause defenses. On October 26, 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill. The record of decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company is evaluating the special notice letter. The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and other than agreeing to perform the unilateral administrative order subject to its sufficient cause defenses, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for past or future costs. The parties’ responsibility, including that of the Company, was the subject of a second trial, which was concluded in late 2015. A decision has not been rendered and it is unclear to what extent the Court will address responsibility for future costs in that decision. We are unable to predict the outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.

Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (San Jacinto River Superfund Site) in Harris County, Texas. The Company and MIMC have been actively participating in investigation and remediation activities at the site and have undertaken a time-critical removal action to install an armored cap over the northern impoundments. In September 2016, the EPA issued a proposed remedial action plan (PRAP) for the site, which identifies the preferred remedy as the removal of the contaminated material protected by the armored cap. In addition, the EPA selected a preferred remedy for the separate southern impoundments that requires offsite disposal. The Company is evaluating the PRAP and working with the other stakeholders to prepare comments on the PRAP. At this stage, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

In December 2011, Harris County, Texas filed a suit against the Company seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River from waste impoundments that are part of the San Jacinto River Superfund Site.

In November 2014, International Paper secured a zero liability jury verdict. In April 2015, Harris County appealed the verdict, and in October 2016, the appellate court affirmed the trial court’s verdict. The Company is also defending an additional lawsuit related to the San Jacinto River Superfund Site brought by approximately 400 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Vicksburg: In the first quarter of 2016, the Company received notice from the Mississippi Department of Environmental Quality (MDEQ) of a proposed penalty in excess of $100,000 arising from alleged violations of air emission permitting requirements at the Company’s Vicksburg, Mississippi paper mill. The Company resolved the matter in the third quarter of 2016 and paid a financial penalty of less than $100,000.

Antitrust

Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover unspecified treble damages and attorneys' fees on behalf of the purported class. four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the District Court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of Appeals for the Seventh Circuit granted the defendants' petition to appeal, and on August 4, 2016, affirmed the District Court's decision on all counts. We will continue to aggressively defend this case, including the possibility of further challenges to class certification. In June 2015, International Paper and Temple-Inland were named as defendants in a lawsuit, later dismissed without prejudice in November 2015, captioned Del Monte Fresh Products N.A., Inc. v. Packaging Corporation of America (S.K. Fl.), in which the Plaintiff asserted substantially similar allegations to those raised in the Kleen Products action. Likewise, in June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.),was filed in federal court in Wisconsin. The Ashley Furniture lawsuit closely tracks the allegations found in the Kleen Products complaint but also asserts Wisconsin state antitrust claims. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the Kleen Products action is in the discovery stage and the Tennessee and Ashley Furniture actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

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

During 2015, International Paper initiated a series of actions, including acquiring the Class A interests from a third party for $198 million in cash and a restructuring, in order to extend the 2006 monetization structure and maintain the long-term nature of the $1.4 billion deferred tax liability. The restructuring resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the 2015 Financing Entities) and International Paper began consolidating the 2015 Financing Entities during the third quarter of 2015. As part of the transactions, International Paper extended the maturity date on the Timber Notes and entered into nonrecourse third party bank loans totaling approximately $4.2 billion (the Extension Loans).
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

As of September 30, 2016, the fair value of the Timber Notes and Extension Loans is $4.86 billion and $4.40 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Revenue (a)	$24	$9	$71	$27
Expense (a)	32	19	96	56
Cash receipts (b)	47	11	76	21
Cash payments (c)	64	20	98	56

(a)
For the three months and nine months ended September 30, 2016, the revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations. For the three months and nine months ended September 30, 2015, the net expense related to the Company’s interest in the Entities is included in the accompanying consolidated statement of operations, as International Paper has and intends to effect its legal right to offset as discussed above.

(b)
For the three months and nine months ended September 30, 2016, cash receipts are interest received on the Financial assets of special purpose entities. For the three months and nine months ended September 30, 2015, the cash receipts are equity distributions from the Entities to International Paper prior to the formation of the 2015 Financing Entities.

(c)
For the three months and nine months ended September 30, 2016, the payments represent interest paid on Nonrecourse financial liabilities of special purpose entities. For the three months and nine months ended September 30, 2015, the cash payments are interest payments on the associated debt obligations of the Entities discussed above.

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
In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.38 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.38 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be$2.09 billion. As of September 30, 2016, the fair value of the notes was $2.15 billion. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
In December 2007, Temple-Inland’s two wholly-owned special purpose entities borrowed $2.14 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.38 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.03 billion. As of September 30, 2016, the fair value of this debt was $2.02 billion. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Activity between the Company and the 2007 financing entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Revenue (a)	$8	$7	$26	20
Expense (b)	10	7	26	20
Cash receipts (c)	4	1	10	5
Cash payments (d)	7	5	19	13

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million and $14 million for the three and nine months ended September 30, 2016 and 2015, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million and $5 million for the three and nine months ended September 30, 2016 and 2015, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
NOTE 14 - DEBT
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Early debt reductions (a)	$266	$90	$266	$1,479
Pre-tax early debt extinguishment costs	29	1	29	208

(a)
Reductions related to notes with an interest rate of 7.95% and original maturity in 2018 for both the three and nine months ended September 30, 2016, and from 4.75% to 5.85% with original maturities from 2019 to 2030 and from 4.70% to 9.38% with original maturities from 2015 to 2030 for the three and nine months ended September 30, 2015, respectively.

In August 2016, International Paper issued $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027 and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047. In addition, the Company repaid approximately $266 million of notes with an interest rate of 7.95% and an original maturity of 2018. Pre-tax early debt retirement costs of $29 million related to the debt repayments, including $31 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations.
During the first nine months of 2016, International Paper borrowed and repaid $800 million under a receivable securitization facility at an average rate of 1.20%. The Company had no borrowings outstanding under this program at September 30, 2016.
During the first nine months of 2016, International Paper entered into a $250 million contractually committed bank credit facility that expires on December 31, 2016 and has a facility fee of 0.15% per annum payable quarterly. During the first nine months of 2016, the Company borrowed and repaid $230 million on the bank credit facility and the bank credit facility was terminated during the third quarter of 2016.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of September 30, 2016, the Company had no borrowings outstanding under this program.
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
At September 30, 2016, the fair value of International Paper’s $10.9 billion of debt was approximately $12.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2016	December 31, 2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$260	$290
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	17
Derivatives Not Designated as Hedging Instruments:
Electricity contract	6	16
Foreign exchange contracts	22	35
Interest rate contracts	—	38

(a)	These contracts had maturities of two years or less as of September 30, 2016.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Foreign exchange contracts	$5	$(8)	$6	$(2)
Interest rate contracts	—	—	(11)	—
Total	$5	$(8)	$(5)	$(2)
During the next 12 months, the amount of the September 30, 2016 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $1 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$3	$(7)	$7	$(12)	Cost of products sold
Total	$3	$(7)	$7	$(12)

	Gain (Loss) Recognized						Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2016		2015	2016	2015
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—		$—	$—	$3		Interest expense, net
Debt	—		—	—	(3)		Interest expense, net
Total	$—		$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$—		$(7)	$—	$(6)		Cost of products sold
Foreign exchange contracts	—		(1)	—	(3)		Cost of products sold
Interest rate contracts	2	(a)	2	5	11	(b)	Interest expense, net
Total	$2		$(6)	$5	$2

(a) Excluding gain of $2 million related to debt reduction recorded to Restructuring and other charges.

(b)	Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2016			2015
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$—	$—	$—	$175	$38
First Quarter	—	55	—	—	—	—
Total	$—	$55	$—	$—	$175	$38

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
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$6	(a)	$5	(a)	$1	(b)	$1	(b)
Total derivatives designated as hedging instruments	$6		$5		$1		$1
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$3	(b)	$7	(c)
Foreign exchange contracts	1	(a)	—		—		—
Total derivatives not designated as hedging instruments	$1		$—		$3		$7
Total derivatives	$7		$5		$4		$8

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(c)	Includes $4 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. As of September 30, 2016, there were no derivative instruments containing credit-risk-related contingent features in a net liability position. The fair value of derivative instruments containing credit risk-related contingent features in a net liability position was $1 million as of December 31, 2015. The Company was not required to post any collateral as of September 30, 2016 or December 31, 2015. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Service cost	$41	$40	$114	$120
Interest cost	135	149	449	448
Expected return on plan assets	(199)	(196)	(611)	(588)
Actuarial loss	103	107	293	322
Amortization of prior service cost	11	11	31	33
Settlement	3	15	442	15
Net periodic pension expense	$94	$126	$718	$350
As previously disclosed, in the first quarter of 2016, International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of the plan remeasurement and other year-to-date activity, the difference between the qualified plan liabilities and plan assets grew by $602 million versus the December 31, 2015 difference. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the

Company's earnings in the second quarter of 2016. Additional lump sum payments in the amount of $8 million were made during the third quarter of 2016 due to mandatory cash payouts and a small lump sum payout project resulting in a settlement charge of $3 million recognized at September 30, 2016. The qualified plan was remeasured at September 30, 2016 using a discount rate of 3.60%, down from 3.80% at June 30, 2016. As a result of the plan remeasurement and other quarterly activity, including the pension plan contributions discussed below, the difference between the qualified plan liabilities and plan assets decreased by $441 million during the third quarter of 2016.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $250 million and $500 million to the qualified pension plan in the second and third quarters of 2016, respectively. The Company made a voluntary cash contribution of $750 million to the qualified pension plan in the second quarter of 2015. These contributions were made in line with our strategy of de-risking the pension plan while generating tax benefits and fee savings. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $15 million for the nine months ended September 30, 2016.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, 14.3 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30, 2016
In millions	2016	2015	2016	2015
Total stock-based compensation expense (selling and administrative)	$33	$27	$100	$86
Income tax benefits related to stock-based compensation	—	—	33	89
At September 30, 2016, $124 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.
Performance Share Plan
During the first nine months of 2016, the Company granted 2.6 million performance units at an average grant date fair value of $37.26.
NOTE 18 - BUSINESS SEGMENT INFORMATION
International Paper’s business segments, Industrial Packaging, Printing Papers, and Consumer Packaging are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
The Company also has a 50% equity interest in Ilim in Russia that is a separate reportable business segment. The Company recorded equity earnings (losses), net of taxes, of $46 million and $154 million for the three months and nine months ended September 30, 2016, respectively, and $(9) million and $97 million for the three months and nine months ended September 30, 2015, respectively, for Ilim. At September 30, 2016 and December 31, 2015, the Company's investment in Ilim was $267 million and $172 million, respectively, which was $169 million and $161 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $40 million and $124 million for the three months and nine months ended September 30, 2016, respectively, and $41 million and $132 million for the three months and nine months ended September 30, 2015, respectively.

Sales by business segment for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Industrial Packaging	$3,582	$3,642	$10,631	$10,889
Printing Papers	1,266	1,258	3,721	3,735
Consumer Packaging	494	809	1,490	2,384
Corporate and Intersegment Sales	(76)	(18)	(144)	(86)
Net Sales	$5,266	$5,691	$15,698	$16,922

Operating profit by business segment for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2016		2015		2016		2015
Industrial Packaging	$424	(a)	$553		$1,279	(a)	$1,549
Printing Papers	128	(b)	179		309	(b)	389
Consumer Packaging	61		(153)	(d)	150	(c)	(60)	(d)
Business Segment Operating Profit	613		579		1,738		1,878

Earnings (loss) from continuing operations before income taxes and equity earnings	$373		$329		$676		$1,001
Interest expense, net	132		141		384		422
Noncontrolling interests/equity earnings adjustment (f)	1		6		1		10
Corporate items, net	11		10		58		27
Restructuring and other charges	54		17		46		220
Non-operating pension expense	42		76		573	(e)	198
Adjusted Operating Profit	$613		$579		$1,738		$1,878
Equity earnings (loss), net of taxes – Ilim	$46		$(9)		$154		$97

(a)
Includes charges of $5 million and $70 million for the three months and nine months ended September 30, 2016 for the impairment of the assets of our Asia corrugated packaging business in Asia and costs associated with the sale of the business.

(b)
Includes charges of $7 million and $12 million for the three months and nine months ended September 30, 2016 for costs associated with the announced agreement to purchase the Weyerhaeuser Pulp business.

(c)	Includes a charge of $9 million for the nine months ended September 30, 2016 for costs associated with the Riegelwood mill conversion to 100% pulp production.

(d)
Includes a charge of $186 million for the three months and nine months ended September 30, 2015 for asset write-offs associated with the sale of our 55% equity share in the IP-Sun JV, a net expense of $7 million and a net gain of $7 million for the three months and nine months ended September 30, 2015 related to the sale of the Carolina Coated Bristols brand and costs associated with the Riegelwood mill conversion to 100% pulp production, and charges of $1 million and $2 million for the three months and nine months ended September 30, 2015 for costs associated with the Coated Paperboard sheet plant closures.

(e)	Includes a charge of $439 million for the nine months ended September 30, 2016 for a settlement accounting charge associated with term-vested lump sum payments.

(f)
Operating profits for business segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Diluted earnings (loss) attributable to International Paper common shareholders were $312 million ($0.75 per share) in the third quarter of 2016, compared with $40 million ($0.10 per share) in the second quarter of 2016 and $220 million ($0.53 per share) in the third quarter of 2015. Adjusted Operating Earnings (a non-GAAP measure) is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings attributable to International Paper common shareholders of $380 million ($0.91 per share) in the third quarter of 2016, compared with 2016 second-quarter earnings of $379 million ($0.92 per share) and 2015 third-quarter earnings of $407 million ($0.97 per share).

International Paper delivered solid results in the 2016 third quarter highlighted by strong cash flow generation. The 2016 third quarter results for the North American Industrial Packaging business were significantly affected by rising input costs along with a less favorable mix and modest price erosion. The lower price and higher input costs offset the benefit of lower planned maintenance outage expense and a lower tax rate. We experienced strong operational performance across the North American, EMEA and Brazil Printing papers businesses.

Input costs in the North American Industrial Packaging business were unfavorable in the 2016 third quarter versus the 2016 second quarter primarily from higher recycled fiber and natural gas costs. Volume was relatively flat on a sequential quarter basis across all businesses with the exception of lower volume in the EMEA Industrial Packaging business due to seasonally lower volumes in Morocco. Price and mix were unfavorable in the North American Industrial Packaging business versus the 2016 second quarter, primarily driven by lower containerboard export prices, the flow through of the 2016 first quarter pricing index changes and a less favorable box mix. Mix was also unfavorable in the North American Pulp business due to another transitional quarter associated with the converted machine at the Riegelwood mill. Operating costs were sequentially higher in the North American Industrial Packaging business due to isolated reliability issues along with additional overtime costs incurred in response to increased box demand. These higher operating costs were partly offset by improved manufacturing operations in the North American Printing Papers business. The Ilim joint venture delivered solid results in the 2016 third quarter tied to strong operational performance.

Looking ahead to the 2016 fourth quarter, we expect relatively stable volume across most of our businesses with some seasonal improvement in the EMEA Industrial Packaging and Brazil Printing Papers businesses. While we expect strong daily demand, the North American Industrial Packaging business will be negatively impacted by four less shipping days. We expect favorable pricing in the North American Industrial Packaging business associated with the implementation of the containerboard and box price increases communicated to customers in October 2016. Mix is expected to be unfavorable in the North American Pulp business as we continue to supply additional tons of softwood market pulp into less-than-favorable market conditions as we work toward qualifying and supplying more fluff pulp out of the new capacity at the Riegelwood mill. Pricing across the rest of our business is expected to be relatively stable with some benefit from the recently implemented price increases in the Brazil Printing Papers business. Operating costs are expected to be higher in the North American businesses due to the impact associated with Hurricane Matthew. Input costs are expected to be higher in the North American businesses tied to continued higher energy costs. We also expect some inflationary cost pressure in the EMEA Printing Papers business. Planned maintenance outage costs are expected to increase slightly versus the 2016 third quarter. The 2016 fourth quarter outlook for the Ilim joint venture is expected to be slightly lower than the 2016 third quarter.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures. Diluted earnings (loss) per share attributable to International Paper Company common shareholders is the most direct comparable GAAP measure. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, non-operating pension expense, and discontinued operations. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of diluted earnings (loss) attributable to International Paper common shareholders to Adjusted Operating Earnings attributable to International Paper Company common shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
	2016	2015	2016
Diluted Earnings (Loss) Attributable to Shareholders	$312	$220	$40
Add back - Discontinued operations (gain) loss	—	—	—
Diluted Earnings (Loss) from Continuing Operations	312	220	40
Add Back - Non-operating pension (income) expense	43	76	487
Add Back - Net special items expense (income)	65	211	33
Income tax effect - Non-operating pension and special items expense	(40)	(100)	(181)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$380	$407	$379
The following are reconciliations of diluted earnings (loss) per share attributable to International Paper common shareholders to Adjusted Operating Earnings per share attributable to International Paper Company common shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
	2016	2015	2016
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.75	$0.53	$0.10
Add Back - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.75	0.53	0.10
Add Back - Non-operating pension (income) expense per share	0.10	0.18	1.17
Add Back - Net special items expense (income) per share	0.16	0.50	0.08
Income tax effect per share - Non-operating pension and special items expense	(0.10)	(0.24)	(0.43)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.91	$0.97	$0.92
RESULTS OF OPERATIONS
For the third quarter of 2016, International Paper Company reported net sales of $5.3 billion, compared with $5.3 billion in the second quarter of 2016 and $5.7 billion in the third quarter of 2015.
Net earnings attributable to International Paper totaled $312 million, or $0.75 per share, in the 2016 third quarter. This compared with $220 million, or $0.53 per share, in the third quarter of 2015 and $40 million or $0.10 per share, in the second quarter of 2016.

Earnings from continuing operations attributable to International Paper Company were $312 million in the third quarter of 2016 compared with $220 million in the third quarter of 2015 and $40 million in the second quarter of 2016. Compared with the third quarter of 2015, the 2016 third quarter reflects higher sales volumes ($8 million), lower raw material and freight costs ($14 million), lower net interest expense ($6 million), lower tax expense ($14 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($20 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($86 million), higher operating costs ($26 million), higher mill maintenance outage costs ($6 million) and higher corporate and other costs ($5 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $54 million higher in the 2016 third quarter than in the 2015 third quarter. Net special items in the 2016 third quarter were a loss of $42 million compared with a loss of $141 million in the 2015 third quarter.
Compared with the second quarter of 2016, earnings benefited from lower mill maintenance outage costs ($40 million), lower corporate and other items ($14 million), lower tax expense ($17 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($273 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($33 million), lower sales volumes ($1 million), higher operating costs ($7 million), higher raw material and freight costs ($26 million) and higher net interest expense ($3 million). Equity earnings, net of taxes, for Ilim Holding, S.A. were even with the 2016 second quarter. Net special items in the 2016 third quarter were a loss of $42 million compared with a loss of $40 million in the 2016 second quarter.

To measure the performance of the Company’s business segments from period to period, International Paper’s management focuses on business segment operating profit. This is defined as earnings from continuing operations before taxes, equity earnings and noncontrolling interests, net of taxes, excluding interest expense, corporate charges and corporate special items which may include restructuring charges and (gains) losses on sales and impairments of businesses.

The following table presents a reconciliation of net earnings attributable to International Paper Company to total business segment operating profit:

	Three Months Ended
	September 30		June 30,
In millions	2016	2015	2016
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$312	$220	$40
Add back (deduct):
Income tax provision (benefit)	107	106	(9)
Equity (earnings) loss, net of taxes	(43)	13	(45)
Noncontrolling interests, net of taxes	(3)	(10)	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	373	329	(14)
Interest expense, net	132	141	129
Noncontrolling interests / equity earnings included in operations	1	6	—
Corporate items	11	10	26
Special items (income) expense	54	17	—
Non-operating pension expense	42	76	487
	$613	$579	$628
Business Segment Operating Profit:
Industrial Packaging	$424	$553	$459
Printing Papers	128	179	96
Consumer Packaging	61	(153)	73
Total Business Segment Operating Profit	$613	$579	$628

Business Segment Operating Profit

Segment Operating Profit
(in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$579
($128)
$12
($38)
$21
($9)
($6)
$182
$613
Q3 2015
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Other
Special Items
Q3 2016

Total business segment operating profits of $613 million in the 2016 third quarter were higher than the $579 million in the 2015 third quarter, but lower than the $628 million in the 2016 second quarter. Compared with the third quarter of 2015, operating profits in the current quarter benefited from higher sales volumes ($12 million) and lower raw material and freight costs ($21 million). These benefits were offset by lower net average sales price realizations and an unfavorable mix ($128 million), higher operating costs ($38 million), higher mill outage costs ($9 million) and higher other costs ($6 million). Special items were a loss of $12 million in the 2016 third quarter compared with a loss of $194 million in the 2015 third quarter.
Compared with the second quarter of 2016, operating profits benefited from lower mill outage costs ($61 million) and lower other items ($5 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($49 million), lower sales volumes ($2 million), higher operating costs ($11 million) and higher raw material and freight costs ($40 million). Special items were a loss of $12 million in the 2016 third quarter compared with a loss of $33 million in the 2016 second quarter.
During the 2016 third quarter, International Paper took approximately 226,000 tons of downtime of which approximately 107,000 tons were economic-related compared with approximately 217,000 tons of downtime, which included about 106,000 tons that were economic-related, in the 2015 third quarter. During the 2016 second quarter, International Paper took approximately 286,000 tons of downtime of which approximately 85,000 tons were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)

Sales volumes of major products for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons	2016	2015	2016	2015
Industrial Packaging
North American Corrugated Packaging (c)	2,640	2,609	7,801	7,717
North American Containerboard	801	783	2,311	2,375
North American Recycling	613	588	1,812	1,788
North American Saturated Kraft	51	37	142	112
North American Gypsum/Release Kraft	49	46	142	125
North American Bleached Kraft	7	6	18	17
EMEA Industrial Packaging (c) (d)	344	340	1,091	1,039
Asian Box (c) (e)	—	110	208	307
Brazilian Packaging (c)	84	89	235	261
Industrial Packaging	4,589	4,608	13,760	13,741
Printing Papers
U.S. Uncoated Papers	467	485	1,402	1,404
EMEA and Russian Uncoated Papers	358	364	1,120	1,110
Brazilian Uncoated Papers	274	294	800	783
Indian Uncoated Papers	51	55	175	182
Uncoated Papers	1,150	1,198	3,497	3,479
Market Pulp (b)	457	446	1,359	1,291
Consumer Packaging
North American Consumer Packaging	301	371	915	1,080
EMEA Coated Paperboard	105	96	298	284
Asian Coated Paperboard (f)	—	339	—	958
Consumer Packaging	406	806	1,213	2,322

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.

(e)	Includes sales volumes through the date of sale on June 30, 2016.

(f)	Includes sales volumes through the date of sale in October 2015.
Income Taxes
An income tax provision of $107 million was recorded for the 2016 third quarter. Excluding a benefit of $24 million related to the tax effects of special items and a benefit of $16 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.5% for the quarter.
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
Interest Expense and Corporate Items
Net interest expense for the 2016 third quarter was $132 million compared with $129 million in the 2016 second quarter and $141 million in the 2015 third quarter.
Corporate items, net, were $11 million in the 2016 third quarter compared with $26 million in the 2016 second quarter, and $10 million in the 2015 third quarter.

Effects of Special Items
Special items in the third quarter of 2016 included a pre-tax charge of $46 million ($29 million after taxes) for Restructuring and other charges. Included within Restructuring and other charges were a pre-tax charge of $29 million ($18 million after taxes) for debt extinguishment costs and a pre-tax charge of $17 million ($11 million after taxes) to write-off costs associated with the India Packaging business evaluation. Special items also included a pre-tax charge of $8 million ($5 million after taxes) for the write-off of certain regulatory pre-engineering costs, pre-tax charges of $7 million ($4 million after taxes) for costs associated with the announced agreement to purchase the Weyerhaeuser pulp business and pre-tax charges of $5 million ($4 million after taxes) for costs associated with the sale of our Asia corrugated packaging business.
Special items for the nine months ended September 30, 2016 included a pre-tax charge of $47 million ($30 million after taxes) for Restructuring and other charges. Included within Restructuring and other charges were a pre-tax charge of $29 million ($18 million after taxes) for debt extinguishment costs, a pre-tax charge of $17 million ($11 million after taxes) to write-off costs associated with the India Packaging business evaluation, a pre-tax charge of $9 million ($6 million after taxes) related to costs associated with the conversion of the Riegelwood, North Carolina facility to 100% pulp production and a pre-tax gain of $8 million ($5 million after taxes) for the sale of our remaining investment in Arizona Chemical. Special items also included a pre-tax charge of $8 million ($5 million after taxes) for the write-off of certain regulatory pre-engineering costs, pre-tax charges of $12 million ($7 million after taxes) for costs associated with the announced agreement to purchase the Weyerhaeuser pulp business, a pre-tax charge of $36 million ($33 million after taxes) for an impairment of the assets of our Asia Box business, pre-tax charges of $34 million ($25 million after taxes) for costs associated with the sale of our Asia corrugated packaging business, a tax expense of $23 million associated with the 2016 cash pension contributions, a tax benefit of $6 million related to an international legal entity restructuring, a tax benefit of $57 million associated with the legal restructuring of our Brazil Packaging business and a tax benefit of $14 million related to the closure of a U.S. federal income tax audit.
Special items in the third quarter of 2015 included a pre-tax loss of $25 million ($16 million after taxes) for Restructuring and other charges. Included within Restructuring and other charges were a pre-tax charge of $17 million ($11 million after taxes) related to the restructuring of our 2006 timber monetization, net pre-tax charges of $7 million ($4 million after taxes) related to the sale of the Carolina® Coated Bristols brand and costs associated with the conversion of the Riegelwood, North Carolina facility to 100% pulp production, and a charge of $1 million (before and after taxes) for other items. Special items also included a pre-tax charge of $186 million ($125 million after taxes) for the impairment of goodwill and other assets of the IP-Sun JV.
Special items for the nine months ended September 30, 2015 included a pre-tax loss of $219 million ($141 million after taxes) for Restructuring and other charges. Included within Restructuring and other charges were a pre-tax charge of $17 million ($11 million after taxes) related to the restructuring of our 2006 timber monetization, a net pre-tax gain of $7 million ($5 million after taxes) related to the sale of the Carolina® Coated Bristols brand and costs associated with the conversion of the Riegelwood, North Carolina facility to 100% pulp production, a pre-tax charge of $207 million ($133 million after tax) for premiums paid on a cash tender offer on outstanding debt and a charge of $2 million (before and after taxes) for other items. Special items also included a pre-tax charge of $186 million ($125 million after taxes) for the impairment of goodwill and other assets of the IP-Sun JV, a pre-tax gain of $4 million ($2 million after taxes) related to state tax credits, a tax expense of $23 million for the tax impact of the 2015 cash pension contribution of $750 million and a tax expense of $5 million for other items.
BUSINESS SEGMENT OPERATING RESULTS

The following presents business segment discussions for the third quarter of 2016.

Industrial Packaging

	2016			2015
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,582	$3,597	$10,631	$3,642	$3,694	$10,889
Operating Profit	424	459	1,279	553	528	1,549
Industrial Packaging net sales for the third quarter of 2016 were even with the second quarter of 2016 but were 2% lower than in the third quarter of 2015. Operating profits included a charge of $5 million in the third quarter of 2016 and a charge of $28 million in the second quarter of 2016 for costs associated with the sale of our Asia corrugated packaging business. Excluding these items, operating profits in the third quarter of 2016 were 12% lower than in the second quarter of 2016 and 22% lower than the third quarter of 2015.

North American Industrial Packaging net sales were $3.1 billion in the third quarter of 2016 compared with $3.1 billion in the second quarter of 2016 and $3.2 billion in the third quarter of 2015. Operating profits were $439 million in the third quarter of 2016 compared with $496 million in the second quarter of 2016 and $557 million in the third quarter of 2015.
Sales volumes for boxes in the third quarter of 2016 were slightly lower than in the second quarter of 2016, reflecting seasonally weaker market demand with the same number of shipping days. Containerboard shipments to both domestic and export markets were higher. Total maintenance and economic downtime decreased 17,000 tons from 210,000 tons to 193,000 tons which reflects a decrease of 39,000 tons for maintenance downtime and an increase of 22,000 tons for economic downtime. Average sales margins for boxes were lower. Average sales price realizations for export containerboard also decreased. Input costs were higher for recycled fiber, energy, chemicals and freight, but were partially offset by lower wood costs. Planned maintenance downtime costs were $34 million lower in the 2016 third quarter compared with the 2016 second quarter. Operating costs were higher, a result of mill operations and seasonally higher labor and benefit costs in the box plants.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were higher. Sales volumes for containerboard were flat as higher shipments to export markets were offset by lower domestic shipments. Total maintenance and economic downtime was 43,000 tons higher in the third quarter of 2016 which comprises an increase of 14,000 tons for maintenance downtime and an increase of 29,000 tons for economic downtime. Average sales price realizations were significantly lower for containerboard largely due to pricing pressures in export markets. Average sales margins for boxes were also lower. Input costs decreased for wood and freight fuel surcharges, but increased for recycled fiber. Planned maintenance downtime costs were $17 million higher in the third quarter of 2016 compared with the third quarter of 2015. Operating costs were also higher.
Entering the fourth quarter of 2016, sales volumes are expected to be seasonally lower for boxes with four fewer shipping days. Input costs are expected to be flat. Planned maintenance downtime costs should be $6 million lower. Earnings in the fourth quarter will be impacted by approximately $7 million of costs associated with the effects of Hurricane Matthew. We expect favorable pricing in the North American Industrial Packaging business associated with the implementation of the containerboard and box price increases communicated to customers in October 2016.
EMEA Industrial Packaging net sales were $313 million in the third quarter of 2016 compared with $295 million in the second quarter of 2016 and $262 million in the third quarter of 2015. Operating profits were about breakeven in the third quarter of 2016 compared with $6 million in the second quarter of 2016 and $1 million in the third quarter of 2015.
Sales volumes for boxes in the third quarter of 2016 were lower than in the second quarter of 2016 due to seasonally lower demand in Morocco and geopolitical issues in Turkey. Average sales margins increased reflecting continuing decreases in paper costs. Input costs for energy were higher as were operating costs. Operating profits in the second quarter of 2016 were impacted by a $3 million transfer tax expense related to the acquisition of Holmen Paper which did not recur in the third quarter.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were higher, reflecting growing market demand in the Euro-zone and strong demand for boxes in the industrial market in Morocco. Average sales margins were significantly higher due to material cost decreases and favorable mix. Operating costs increased.
Looking ahead to the fourth quarter of 2016, sales volumes are expected to be seasonally higher. Average sales margins are expected to continue to increase due to lower paper costs. Lower energy and distribution costs should be more than offset by higher operating costs driven by the volume increase.
Brazilian Industrial Packaging net sales were $61 million in the third quarter of 2016 compared with $51 million in the second quarter of 2016 and $55 million in the third quarter of 2015. Operating profits were a loss of $9 million in the third quarter of 2016 compared with a loss of $12 million in the second quarter of 2016 and a loss of $4 million in the third quarter of 2015.
Sales volumes in the third quarter of 2016 were seasonally higher than in the second quarter of 2016. Average sales margins were slightly lower due to a less favorable product mix. There were no planned maintenance outages in the third quarter of 2016 compared with a cost of $2 million in the second quarter of 2016 related to an outage at the Nova Campina mill. Input costs were higher for recycled fiber.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were lower for boxes and sheets due to continued poor economic conditions, but were higher for containerboard. Average sales price realizations for boxes increased, while input costs, primarily for recycled fiber, were higher. Manufacturing operating costs decreased, but were more than offset by higher other costs and inflation.
Looking ahead to the fourth quarter of 2016, sales volumes are expected to be seasonally higher. Average sales price realizations are also expected to improve due to the continuing realization of box sales price increases. Input costs should be higher, primarily for recycled fiber.

Asian Industrial Packaging net sales were $109 million in the third quarter of 2016 compared with $165 million in the second quarter of 2016 and $150 million in the third quarter of 2015. Operating profits were a loss of $6 million (a loss of $1 million excluding costs associated with the sale of the corrugated packaging business) in the third quarter of 2016 compared with a loss of $31 million (a loss of $3 million excluding costs associated with the sale of the business) in the second quarter of 2016 and a loss of $1 million in the third quarter of 2015.
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Net sales and operating profits beginning with the third quarter of 2016 reflect the results of the distribution operations of the business.

Printing Papers

	2016			2015
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,266	$1,271	$3,721	$1,258	$1,249	$3,735
Operating Profit	128	96	309	179	101	389
Printing Papers net sales for the third quarter of 2016 were even with the second quarter of 2016 and were 1% higher than in the third quarter of 2015. Operating profits included a charge of $7 million in the third quarter of 2016 and a charge of $5 million in the second quarter of 2016 for costs associated with the announced agreement to purchase the Weyerhaeuser pulp business. Excluding these items, operating profits in the third quarter of 2016 were 34% higher than in the second quarter of 2016 and 25% lower than in the third quarter of 2015.
North American Printing Papers net sales were $478 million in the third quarter of 2016 compared with $466 million in the second quarter of 2016 and $500 million in the third quarter of 2015. Operating profits were $81 million in the third quarter of 2016 compared with $51 million in the second quarter of 2016 and $81 million in the third quarter of 2015.
Sales volumes in the third quarter of 2016 were higher than in the second quarter of 2016. Average sales price realizations for uncoated freesheet paper in the domestic market were flat, but average sales margins were unfavorably impacted by mix. Input costs increased for energy and chemicals, partially offset by lower wood costs. Operating costs were lower. There were no planned maintenance outages in the third quarter of 2016, compared with a cost of $26 million related to outages at the Ticonderoga, Eastover and Georgetown mills in the second quarter of 2016.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were lower reflecting decreased shipments of uncoated freesheet paper to the export market. Average sales price realizations were lower, primarily for cutsize paper and rolls. Input costs were higher, but operating costs decreased. Planned maintenance downtime costs in the third quarter of 2016 were $1 million lower than in the third quarter of 2015.
Entering the fourth quarter of 2016, sales volumes are expected to improve for uncoated freesheet paper in the export market. Average sales price realizations are expected to be stable. Input costs should be slightly higher for wood. Planned maintenance downtime costs should be $11 million higher with outages scheduled at the Riverdale and Eastover mills in the fourth quarter. Operating costs are expected to be seasonally higher. Earnings in the fourth quarter will be impacted by approximately $4 million of costs associated with the effects of Hurricane Matthew.
European Printing Papers net sales were $306 million in the third quarter of 2016 compared with $318 million in the second quarter of 2016 and $284 million in the third quarter of 2015. Operating profits were $41 million in the third quarter of 2016 compared with $36 million in the second quarter of 2016 and $30 million in the third quarter of 2015.
Compared with the second quarter of 2016, sales volumes for uncoated freesheet paper in the third quarter of 2016 were flat in Europe and higher in Russia. Sales volumes for pulp decreased in Europe, but increased in Russia. Average sales price realizations for uncoated freesheet paper decreased in Europe and were stable in Russia. Average sales price realizations for pulp decreased in Europe, but increased in Russia. Input costs were flat. Planned maintenance downtime costs in the third quarter of 2016 which included an outage at the Kwidzyn mill were $1 million higher than in the second quarter of 2016 which included an outage at the Svetogorsk mill. Manufacturing operating costs were lower.
Sales volumes for uncoated freesheet paper in the third quarter of 2016 were higher compared with the third quarter of 2015 in both Europe and Russia. Average sales price realizations increased for uncoated freesheet paper due to price increases implemented during 2015 and, in Russia, the first quarter of 2016. In Europe, input costs were lower for wood and energy, while in Russia costs for wood and energy were higher. Planned maintenance downtime costs were $5 million lower in the third quarter of 2016 than in the third quarter of 2015.
Looking forward to the fourth quarter of 2016, sales volumes for uncoated freesheet paper are expected to increase in Europe, and be stable in Russia. Average sales price realizations for uncoated freesheet paper are expected to be stable in both Europe and Russia. However, average sales price realizations for hardwood pulp in Europe are expected to improve. Input costs are expected to increase for energy and purchased fiber in Europe and for wood and freight in Russia. Planned maintenance downtime costs should be $5 million higher in the fourth quarter of 2016 which includes an outage scheduled at the Saillat mill.
Brazilian Printing Papers net sales were $227 million in the third quarter of 2016 compared with $220 million in the second quarter of 2016 and $219 million in the third quarter of 2015. Operating profits were $53 million in the third quarter of 2016, $34 million in the second quarter of 2016 and $56 million in the third quarter of 2015.
Sales volumes in the third quarter of 2016 increased compared with the second quarter of 2016 reflecting seasonally stronger demand for uncoated freesheet paper in the domestic market, partially offset by weaker demand in the export markets. Average sales price realizations increased slightly in the domestic market, but were lower in export markets. Input costs were lower, primarily for pulp. Planned maintenance downtime costs were $7 million lower in the third quarter of 2016 which included no outages compared with outages at the Mogi Guacu and Luiz Antonio mills in the second quarter of 2016.
Compared with the third quarter of 2015, sales volumes for uncoated freesheet paper in the third quarter of 2016 were lower in both the domestic and other Latin American markets due to weaker demand and competitive pressures. Average sales price realizations were higher reflecting the continued realization of the first-quarter 2016 domestic price increase, although prices to Latin American export markets decreased. Input costs were flat. Planned maintenance downtime costs were $2 million lower than in the third quarter of 2015.
Entering the fourth quarter of 2016, sales volumes are expected to be seasonally stronger for uncoated freesheet paper in the domestic market. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be higher, particularly for wood. Planned maintenance outage costs should be $1 million higher in the fourth quarter with an outage scheduled at the Tres Lagoas mill.
Indian Printing Papers net sales were $35 million in the third quarter of 2016 compared with $42 million in the second quarter of 2016 and $39 million in the third quarter of 2015. Operating profits were a loss of $8 million in the third quarter of 2016, a loss of $2 million in the second quarter of 2016 and a loss of $4 million in the third quarter of 2015.
Compared with the second quarter of 2016, sales volumes in the third quarter of 2016 were lower, reflecting the impact of the planned maintenance outage at the Rajahmundry mill. Average sales price realizations increased slightly. Input costs for fiber and chemicals were higher, while operating costs also increased. Planned maintenance downtime costs were $1 million higher than in the second quarter of 2016. Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were lower. Average sales price realizations increased slightly. Higher operating costs were offset by lower input costs.
Looking ahead to the fourth quarter of 2016, sales volumes are expected to be seasonally higher. Average sales margins should be favorably impacted by increased average sales price realizations and an improved mix. Planned maintenance downtime costs should be $1 million lower in the fourth quarter.
U.S. Pulp net sales were $220 million in the third quarter of 2016 compared with $225 million in the second quarter of 2016 and $216 million in the third quarter of 2015. Operating profits were a loss of $39 million (a loss of $32 million excluding acquisition-related costs) in the third quarter of 2016 compared with a loss of $23 million (a loss of $18 million excluding acquisition-related costs) in the second quarter of 2016 and a profit of $16 million in the third quarter of 2015.
Sales volumes in the third quarter of 2016 compared with the second quarter of 2016 increased as a result of the ramp-up of production at the Riegelwood mill. Average sales price realizations were flat, but average sales margins were impacted by an unfavorable product mix. Operating costs were lower despite operational issues at two mills. Input costs were higher, primarily for natural gas and chemicals. Planned maintenance downtime costs in the third quarter of 2016 included an outage at the Franklin mill and were $7 million higher than in the second quarter of 2016.
Compared with the third quarter of 2015, sales volumes increased in the third quarter of 2016. Average sales price realizations were significantly lower for fluff pulp and softwood pulp. Input costs increased slightly. Operating costs were higher in the third quarter of 2016 due to costs associated with the Riegelwood mill conversion. Planned maintenance downtime costs were $2 million higher in the third quarter of 2016.
Entering the fourth quarter of 2016, sales volumes are expected to be stable. Average sales margins will reflect a less favorable product mix resulting from the ramp-up of the Riegelwood mill as it continues to produce lower margin softwood pulp while continuing the fluff pulp qualification process. Input costs are expected to be slightly higher. Planned maintenance downtime costs should be $13 million lower in the fourth quarter of 2016 with no outages scheduled. Earnings in the fourth quarter will be impacted by approximately $6 million of costs associated with the effects of Hurricane Matthew.

Consumer Packaging

	2016			2015
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$494	$501	$1,490	809	$797	$2,384
Operating Profit	61	73	150	(153)	47	(60)
Consumer Packaging net sales in the third quarter of 2016 were 1% lower than in the second quarter of 2016 and 39% lower than in the third quarter of 2015. Operating profits in the third quarter of 2015 included a charge of $186 million for asset write-offs related to the sale of our 55% equity share of the IP-Sun JV, a net loss of $7 million related to the sale of the Carolina Coated Bristols brand and costs associated with the conversion of the Riegelwood mill and an expense of $1 million related to sheet plant closures. Excluding these items, operating profits in the third quarter of 2016 were 16% lower than in the second quarter of 2016, but 49% higher than in the third quarter of 2015.
North American Consumer Packaging net sales in the third quarter of 2016 were $407 million compared with $416 million in the second quarter of 2016 and $494 million in the third quarter of 2015. Operating profits were $39 million in the third quarter of 2016 compared with $48 million in the second quarter of 2016 and $22 million ($30 million excluding the net loss on the sale of the Carolina Coated Bristols brand and mill conversion costs and sheet plant closure costs) in the third quarter of 2015.
Coated Paperboard sales volumes in the third quarter of 2016 were about even with the second quarter of 2016. Average sales price realizations were lower, primarily for folding carton board, and average sales margins were further impacted by an unfavorable mix. There were no planned maintenance outages in either the third quarter of 2016 or the second quarter of 2016. Higher input costs for energy and chemicals were offset by lower costs for wood. Operating costs increased primarily due to inventory reserve adjustments.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 were lower primarily due to the absence of the coated bristols product line. The business took 29,000 tons of market related downtime in the third quarter of 2015 and none in the third quarter of 2016. Average sales price realizations were lower. Average sales margins were also negatively affected by an unfavorable mix. Input costs were lower for wood, chemicals and freight. Planned maintenance downtime costs were $2 million lower.
Foodservice sales volumes in the third quarter of 2016 were higher than in the second quarter of 2016. Average sales prices decreased due to competitive market pressures. Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 increased slightly. Average sales margins were flat reflecting lower average sales price realizations due to market pressures offset by a more favorable product mix. Freight costs decreased reflecting lower fuel prices and the impact of supply chain initiatives.
Looking forward to the fourth quarter of 2016, coated paperboard sales volumes are expected to be seasonally lower. Average sales price realizations are expected to be slightly lower. Input costs are expected to be flat. Planned maintenance downtime costs should be $12 million higher with an outage scheduled at the Texarkana mill. For Foodservice, sales volumes are expected to be flat while input costs and operating costs are expected to be lower.
European Consumer Packaging net sales were $87 million in the third quarter of 2016 compared with $85 million in the second quarter of 2016 and $80 million in the third quarter of 2015. Operating profits in the third quarter of 2016 were $22 million compared with $25 million in the second quarter of 2016 and $20 million in the third quarter of 2015.
Compared with the second quarter of 2016, sales volumes in the third quarter of 2016 were higher in Europe and flat in Russia. Average sales margins decreased reflecting lower sales price realizations and a unfavorable mix. Input costs were flat. Planned maintenance downtime costs in the third quarter of 2016 which included an outage at the Kwidzyn mill were flat compared with the second quarter of 2016 which had an outage at the Svetogorsk mill.
Compared with the third quarter of 2015, sales volumes increased in both Europe and Russia. Average sales price realizations increased in Russia, but decreased in Europe. Input costs for chemicals, energy and wood decreased in Europe, but increased for wood and energy in Russia. Planned maintenance downtime costs were $3 million lower in the third quarter of 2016 compared with the third quarter of 2015.
Entering the fourth quarter of 2016, sales volumes are expected to be lower in Europe and slightly higher in Russia. Average sales margins are expected to decrease reflecting lower average sales price realizations in both Europe and Russia, partially mitigated by a favorable mix in Russia. Planned maintenance downtime costs are expected to be $2 million lower with no outages scheduled in the fourth quarter. Input costs for wood and energy are expected to be higher.

Asian Consumer Packaging net sales were $235 million in the third quarter of 2015. Operating profits were a loss of $195 million (a loss of $9 million excluding asset write-off costs) in the third quarter of 2015. The Company sold its 55% equity share in the IP-Sun JV in October 2015.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $46 million in the third quarter of 2016, compared with $46 million in the second quarter of 2016 and a loss of $9 million in the third quarter of 2015. In the third quarter of 2016, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $3 million compared with a gain of $6 million in the second quarter of 2016. Compared with the second quarter of 2016, sales volumes in the third quarter of 2016 were lower, primarily for sales of softwood pulp to China and other export markets. Average sales price realizations for sales of softwood pulp to China were relatively flat but were higher in other export markets, and were partially offset by lower hardwood pulp prices to China and lower paper prices in export markets. Input costs for wood, chemicals and distribution decreased. Planned maintenance downtime costs in the third quarter of 2016 were slightly lower for outages at all three mills.
Compared with the third quarter of 2015, sales volumes in the third quarter of 2016 increased primarily for sales of softwood pulp to China and hardwood pulp in the Russian domestic market, but were partially offset by decreased sales volumes of hardwood pulp to China and other export markets. Average sales price realizations were lower, primarily for export sales of softwood and hardwood pulp, partially offset by improved sales prices for paper in the Russian domestic market. Input costs for wood, energy and chemicals were higher in the third quarter of 2016 compared with the third quarter of 2015. Operating costs were lower. An after-tax foreign exchange loss of $65 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the third quarter of 2015.
Looking forward to the fourth quarter of 2016, sales volumes are expected to improve. Average sales price realizations are expected to be relatively flat compared with the third quarter of 2016. Input costs are expected to be seasonally higher for wood and energy. There are no planned maintenance outages in the fourth quarter, so downtime costs are expected to be about $10 million lower on a 100% pre-tax basis than in the third quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.6 billion for the first nine months of 2016, compared with $1.6 billion for the comparable 2015 nine-month period. Cash used for working capital components totaled $120 million for the first nine months of 2016 compared to $283 million for the comparable 2015 nine-month period.
The Company generated free cash flow of approximately $1.4 billion and $1.3 billion in the first nine months of 2016 and 2015, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2016	2015
Cash provided by operations	$1,566	$1,590
Adjustments:
Cash invested in capital projects	(903)	(998)
Cash contribution to pension plan	750	750
Free Cash Flow	$1,413	$1,342
Investments in capital projects totaled $903 million in the first nine months of 2016 compared to $998 million in the first nine months of 2015. Full-year 2016 capital spending is currently expected to be approximately $1.3 billion, or about 100% of depreciation and amortization expense for our current businesses.
Financing activities for the first nine months of 2016 included a $1.6 billion net increase in debt versus a $238 million net increase in debt during the comparable 2015 nine-month period. During the third quarter of 2016, the Company issued $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027 and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Early debt reductions (a)	$266	$90	$266	$1,479
Pre-tax early debt extinguishment costs	29	1	29	208

(a)
Reductions related to notes with an interest rate of 7.95% and original maturity in 2018 for both the three and nine months ended September 30, 2016, and from 4.75% to 5.85% with original maturities from 2019 to 2030 and from 4.70% to 9.38% with original maturities from 2015 to 2030 for the three and nine months ended September 30, 2015, respectively.

At September 30, 2016, contractual obligations for future payments of debt maturities by calendar year were as follows: $29 million in 2016; $58 million in 2017; $507 million in 2018; $410 million in 2019; $168 million in 2020; $641 million in 2021; and $9.1 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At September 30, 2016, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in August 2019 and has a facility fee of 0.15% per annum payable quarterly.
During the first nine months of 2016, International Paper borrowed and repaid $800 million under a receivable securitization facility at an average rate of 1.20%. The Company has no borrowings outstanding under this program at September 30, 2016.
During the first nine months of 2016, International Paper entered into a $250 million contractually committed bank credit facility that expires on December 31, 2016 and has a facility fee of 0.15% per annum payable quarterly. During the first nine months of 2016, the Company borrowed and repaid $230 million on the bank credit facility and the bank credit facility was terminated during the third quarter of 2016.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of September 30, 2016, the Company had no borrowings outstanding under this program. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances ($600 million available at September 30, 2016) under a receivables securitization program that expires in December 2016.
During the first nine months of 2016, International Paper used 2.7 million shares of treasury stock for various incentive plans. International Paper also acquired 3.6 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $131.7 million, including $100.1 million related to shares repurchased under the Company's share repurchase program. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. Under the current repurchase program, the Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of September 30, 2016.
During the first nine months of 2015, International Paper issued approximately 62,477 shares of common stock and used approximately 4.2 million shares of treasury stock for various incentive plans, including stock option exercises that generated approximately $2 million of cash. International Paper also acquired 9.8 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $504.5 million, including $422.6 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $543 million and $503 million for the first nine months of 2016 and 2015, respectively. Dividends were $1.3200 per share and $1.2000 per share for the first nine months in 2016 and 2015, respectively.

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
Ilim Holding S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement was amended May 7, 2014, to add standstill provisions that tolled the rights of the Company and its partners to commence certain procedures specified under the deadlock provisions. Unless these standstill provisions are renewed, these rights will be reinstated as of January 1, 2017. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $1.4 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
The Company has included in its 2015 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2016.
Pension Accounting
Net pension expense totaled approximately $718 million for International Paper’s U.S. plans for the nine months ended September 30, 2016, or about $368 million more than the pension expense for the first nine months of 2015. The increase in U.S. plan expense was due to $442 million plan settlement accounting charges in the second and third quarters of 2016 and updated demographic assumptions partially offset by lower amortization of unrecognized actuarial losses. Net pension expense for non-U.S. plans was about $3 million and $5 million for the first nine months of 2016 and 2015, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2016, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.8 billion, consisting of approximately 49% equity securities, 31% fixed income securities, and 20% real estate and other assets. Plan assets did not include International Paper common stock.

As previously disclosed, in the first quarter of 2016, International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of the plan remeasurement and other year to date activity, the difference between the qualified plan liabilities and plan assets grew by $602 million versus the December 31, 2015 difference. Additionally, as a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016. Additional payments of $8 million were made during the third quarter of 2016 due to mandatory cash payouts and a small lump sum payout project, and the Pension Plan was subsequently remeasured at September 30, 2016 using a discount rate of 3.60%, down from 3.80% at June 30, 2016. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $3 million non-cash charge to the Company's earnings in the third quarter of 2016. As a result of the plan remeasurement and other quarterly activity, including the pension contributions discussed below, the difference between the qualified plan liabilities and plan assets decreased by $441 million during the third quarter of 2016.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $250 million and $500 million to the qualified pension plan in the second and third quarters of 2016, respectively. The Company made a voluntary cash contribution of $750 million to the qualified pension plan in the second quarter of 2015. These contributions were made in line with our strategy of de-risking the pension plan while generating tax benefits and fee savings. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $15 million for the nine months ended September 30, 2016.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the successful closing of the sale of our corrugated box business in China and Southeast Asia within the estimated timeframe; (viii) the receipt of governmental and other approvals and favorable rulings associated with the purchase of the pulp business of Weyerhaeuser Company and the successful fulfillment or waiver of all closing conditions for the transaction without unexpected delays or conditions; (ix) our ability to complete the proposed acquisition of the pulp business of Weyerhaeuser Company; (x) the failure to realize anticipated synergies and cost savings from the acquisition of the pulp business of Weyerhaeuser Company or delay in realization thereof; (xi) our ability to achieve the benefits we expect from all strategic acquisitions, divestitures and restructurings; and (xii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. All financial information and statistical measures regarding our 50/50 Ilim joint venture in Russia (“Ilim”), other than historical International Paper Equity Earnings and dividends received by International Paper, have been prepared by the management of Ilim. Ilim management has indicated that the financial information was prepared in accordance with International Financial Reporting Standards and extracted from Ilim’s financial statements, but International Paper has not verified or audited any of this information. Any projected financial information and statistical measures reflect the current views of Ilim management and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such projections.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2016 - July 31, 2016	2,207	$44.28	—	$933
August 1, 2016 - August 31, 2016	—	—	—	933
September 1, 2016 - September 30, 2016	2,591	48.69	—	933
Total	4,798
(a) 4,798 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 3, 2016	By	/s/ Carol L. Roberts
Carol L. Roberts
Senior Vice President and Chief Financial Officer

November 3, 2016	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller