Form 10-K
period 2016-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2017-02-22
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was approximately $17,330,052,160.
The number of shares outstanding of the Company’s common stock as of February 17, 2017 was 411,255,197.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	38
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	39
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	39
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	41
	Consolidated Statement of Operations	43
	Consolidated Statement of Comprehensive Income	44
	Consolidated Balance Sheet	45
	Consolidated Statement of Cash Flows	46
	Consolidated Statement of Changes in Equity	47
	Notes to Consolidated Financial Statements	48
	Interim Financial Results (Unaudited)	83
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	85
ITEM 9A.	CONTROLS AND PROCEDURES.	85
ITEM 9B.	OTHER INFORMATION.	86

PART III.		86

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	86
ITEM 11.	EXECUTIVE COMPENSATION.	87
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	87
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	87
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	87

PART IV.		87

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	87
	Additional Financial Data	87
	Schedule II – Valuation and Qualifying Accounts	90
	SIGNATURES	91
APPENDIX I	2016 LISTING OF FACILITIES	A-1
APPENDIX II	2016 CAPACITY INFORMATION	A-4

PART I.
ITEM 1. BUSINESS
GENERAL
International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”) is a global producer of renewable fiber-based packaging, pulp and paper products with manufacturing operations in North America, Latin America, Europe, North Africa, Asia and Russia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.
In the United States, at December 31, 2016, the Company operated 29 pulp, paper and packaging mills, 170 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2016 in Canada, Europe, Asia, Africa, India, Latin America included 17 pulp, paper and packaging mills, 68 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through 12 branches in Asia. At December 31, 2016, we owned or managed approximately 329,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into four segments: Industrial Packaging; Global Cellulose Fibers; Printing Papers; and Consumer Packaging. Subsequent to the acquisition of the Weyerhaeuser pulp business in December 2016, the Company began reporting the Global Cellulose Fibers business as a separate busines segment due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers business segment and into the new Global Cellulose Fibers business segment for all prior periods.
A description of these business segments can be found on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. ("Ilim") is also a separate reportable industry segment.
From 2012 through 2016, International Paper’s capital expenditures approximated $6.8 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to improve product quality and environmental performance, as well as lower costs and maintain reliability of operations. Capital spending in 2016 was approximately $1.3 billion and is expected to be approximately $1.5 billion in 2017. You can find more information about capital expenditures on pages 30 and 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found on page 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on pages 79 through 81 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on page 81 of Item 8. Financial Statements and Supplementary Data.
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
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 18 through 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION
The Company sells products directly to end users and converters, as well as through agents, resellers and paper distributors.
DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products are described on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2016, 2015 and 2014 were as follows:
Sales Volumes by Product (1)

In thousands of short tons (except as noted)	2016	2015	2014
Industrial Packaging
North American Corrugated Packaging (3)	10,392	10,284	10,355
North American Containerboard	3,091	3,110	3,035
North American Recycling	2,402	2,379	2,459
North American Saturated Kraft	182	156	186
North American Gypsum/Release Kraft	200	171	168
North American Bleached Kraft	24	23	26
EMEA Industrial Packaging (3) (4)	1,477	1,417	1,379
Asian Box (3) (5)	208	426	407
Brazilian Packaging	371	348	362
Industrial Packaging	18,347	18,314	18,377
Cellulose Fibers (in thousands of metric tons) (2)	1,870	1,575	1,612
Printing Papers
U.S. Uncoated Papers	1,872	1,879	1,968
European and Russian Uncoated Papers	1,536	1,493	1,531
Brazilian Uncoated Papers	1,114	1,125	1,141
Indian Uncoated Papers	241	241	231
Uncoated Papers	4,763	4,738	4,871
Consumer Packaging
North American Consumer Packaging	1,189	1,425	1,486
European and Russian Coated Paperboard	393	381	354
Asian Coated Paperboard (6)	—	958	1,358
Consumer Packaging	1,582	2,764	3,198

(1)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(2)	Includes North American, European and Brazilian volumes and internal sales to mills. Includes sales volumes from the newly acquired pulp business beginning December 1, 2016.

(3)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales by these businesses reflect invoiced tons.

(4)	Excludes newsprint sales volumes at Madrid, Spain mill.

(5)	Includes sales volumes through the date of sale on June 30, 2016.

(6)	Includes sales volumes through the date of sale in October 2015.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several other product development facilities, including the Global Cellulose Fibers technology center in Federal Way, Washington that was acquired in 2016. Additionally, the Company has an interest in ArborGen, Inc., a joint venture with certain other forest products companies.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $20 million in 2016, $27 million in 2015, and $16 million in 2014.
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
ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $83 million in 2016 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. The 2016 spend included costs associated with the U.S. Environmental Protection Agency’s (EPA) Boiler MACT (maximum achievable control technology) regulations. We expect to spend $111 million in 2017 for environmental capital projects. Capital expenditures for 2018 environmental projects are anticipated to be approximately $54 million. Capital expenditures for 2019 environmental projects are estimated to be $51 million. On January 31, 2013, EPA issued the final suite of Boiler MACT regulations. These regulations require owners of specified boilers to meet revised air emissions standards for certain substances. Several lawsuits have been filed to challenge all or portions of the Boiler MACT regulations. On December 23, 2016, the U.S. Court of Appeals for the D.C. Circuit remanded the Boiler MACT regulations to EPA requiring the agency to revise emission standards for boiler subcategories that had been affected by flawed calculations. The Court determined that the existing MACT standards should remain in place while the revised standards are being developed, but did not establish a deadline for EPA to complete the rulemaking. As such, the projected capital expenditures for environmental projects represent our current best estimate of future expenditures with the recognition that the Boiler MACT regulations could change as a result of new, revised standards.

Amendments lowering National Ambient Air Quality Standards (NAAQS) for sulfur dioxide (SO2), nitrogen dioxide (NO2), fine particulate (PM2.5), and ozone have been finalized in recent years but to date have not had a material impact on the Company.

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

International Efforts

A successor program to the 1997 Kyoto Protocol, the Paris Agreement went into effect in November 2016 which continued international efforts and voluntary commitments toward reducing Greenhouse gasses (GHGs). Consistent with this objective, participating countries aim to balance GHG emissions generation and removal in the second half of this century, or in effect achieve a net-zero global GHG emissions. As part of the Paris agreement, many countries, including the U.S. and EU member states, established non-binding emissions reduction targets. The U.S non-binding commitment is for GHG emissions to be 7% below 2005 GHG emissions levels by 2020 and 26% to 28% below by 2025. Other countries in which we do business made similar non-binding commitments. The Company’s voluntary GHG reductions, which are set out in the annual Global Reporting Initiative (GRI) report, are roughly in line with the percentages of the U.S. target reductions. It is not clear at this time what, if any, further reductions by the Company might be required by the countries in which we operate. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of agreements on the Company.
To assist member countries in meeting obligations under the Kyoto Protocol, the EU established and continues to operate an Emissions Trading System (EU ETS). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the Paris Agreement non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.
National Efforts
In the U.S., the 1997 Kyoto Protocol was not ratified and Congress has not passed GHG legislation. EPA however has enacted regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units (EGUs), (iii) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year, (iv) in 2015, require states to develop plans to reduce GHGs from utility electric generating units (EGUs) and (v) in 2016 EPA took the first steps in the process of developing emissions standards for existing sources in the oil and gas sector. The EPA has not yet identified the pulp and paper industry in the sectors to be covered by new standards. However, we anticipate that at some future time pulp and paper sources may be subject to new GHG NSPS rules. It is unclear what impacts, if any, future GHG NSPS rules will have on the Company’s operations.

In 2015, EPA promulgated the Clean Power Plan (CPP) rule to address climate change by reducing carbon dioxide (CO2) and other designated greenhouse gas pollutant emissions from utility EGUs. In response, states are to develop and begin implementing programs to reduce GHGs from EGUs by about 32 percent by the 2022 to 2033 timeframe as compared to 2005 baseline levels. These plans, if implemented could pose potential cost increases for electricity purchased by the Company. The magnitude of cost increases to the Company, if any, are not possible to estimate reliably at this time. Adding to the uncertainty, states and some industry parties have filed lawsuits challenging the rule, and on February 9, 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan.  The stay will remain in effect until final disposition of the case, and as such, the rule’s potential impact on the Company remains unclear.
State, Regional and Local Measures

A few U.S. states have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities, primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. California has already enacted such a program and similar actions are being considered by Oregon. The Company does not have any sites currently subject to California's GHG regulatory plan and since the Oregon program is still being developed, it is too early to know how or if Company owned sites in Oregon may be affected. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. Although we are monitoring proposed programs in other states, it is unclear what impacts, if any, state-level GHG rules will have on the Company’s operations. Further state measures are under substantive review as they respond to EPA’s 2015 Clean Power Plan and develop an implementation plan over the next 1 to 3 years. The CPP allows significant flexibility in how states develop their plans, so the uncertainty regarding potential impacts will remain high until more specificity is reached and individual power companies develop their compliance strategies.

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

Additional information regarding climate change and International Paper is available in our 2015 Global Reporting Initiative (GRI) report found at http://www.internationalpaper.com/docs/default-source/english/sustainability/2015-gri-report.pdf?sfvrsn=26 though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

EMPLOYEES
As of December 31, 2016, we have approximately 55,000 employees, nearly 36,000 of whom are located in the United States. Of the U.S. employees, approximately 25,000 are hourly, with unions representing approximately 15,000 employees. Approximately 11,500 of this number are represented by the United Steelworkers union (USW).
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
During 2016, local labor agreements were negotiated at four mills and 13 converting facilities. Two of these were locations not covered by a master agreement. In 2017, local labor agreements are scheduled to be negotiated at 24 facilities, including seven mills and 17 converting facilities. 23 of these agreements will automatically renew under the terms of the applicable master agreement if new agreements are not reached.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mark S. Sutton, 55, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984. Mr. Sutton serves on the board of directors of The Kroger Company. He is a member of The Business Council and the Business Roundtable and serves on the American Forest & Paper Association board of directors and the international advisory board of the Moscow School of Management - Skolkovo. He was appointed chairman of the U.S. Russian Business Council and was also appointed to the U.S. Section of the U.S.-Brazil CEO Forum. He also serves on the board of directors of Memphis Tomorrow and board of governors for New Memphis Institute. Mr. Sutton has been a director since June 1, 2014.

W. Michael Amick, Jr., 53, senior vice president - paper the Americas since January 1, 2017. Mr. Amick previously served as senior vice president - North American papers & consumer packaging from July 2016 until December 2016, senior vice president - North American papers, pulp & consumer packaging from November 2014 until June 2016, vice president - president, IP India, from August 2012 to October 2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.

C. Cato Ealy, 60, senior vice president - corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

William P. Hoel, 60, senior vice president since January 2017. Mr. Hoel previously served as senior vice president - Container The Americas from February 2012 until December 2016, vice president, Container The Americas, from 2005 until 2012, senior vice president, corporate sales and marketing, from 2004 until 2005, and vice president, Wood Products, from 2000 until 2004. Mr. Hoel joined International Paper in 1983.

Tommy S. Joseph, 57, senior vice president - manufacturing, technology, EH&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president - manufacturing, technology, EH&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Thomas G. Kadien, 60, senior vice president - human resources, government relations & global citizenship since November 1, 2014. Mr. Kadien previously served as senior vice president - consumer packaging and IP Asia from January 2010 to October 31, 2014, and senior vice president and president - xpedx from 2005 until 2009. Mr. Kadien serves on the board of directors of The Sherwin-Williams Company. Mr. Kadien joined International Paper in 1978.

Glenn R. Landau, 48, senior vice president - finance since January 1, 2017. Mr. Landau previously served as senior vice president - president, IP Latin America from November 2014 through December 2016, vice president - president IP Latin America from 2013 to October 2014, vice president - investor relations from 2011 to 2013, and vice president and general manager, containerboard and recycling from 2007 to 2011. Mr. Landau joined International Paper in 1991.

Timothy S. Nicholls, 55, senior vice president - industrial packaging the Americas since January 1, 2017. Mr. Nicholls previously served as senior vice president - industrial packaging from November 2014 through December 2016, senior vice president - printing and communications papers of the Americas from November 2011 through October 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.

Jean-Michel Ribieras, 54, senior vice president - global cellulose fibers since July 2016. Mr. Ribieras previously served as senior vice president - president, IP Europe, Middle East, Africa & Russia from 2013 until June 2016, and president - IP Latin America from 2009 until 2013. Mr. Ribieras is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ribieras joined International Paper in 1993.

Carol L. Roberts, 57, senior vice president & chief financial officer since November 2011. Ms. Roberts previously served as senior vice president - industrial packaging from 2008 until 2011 and senior vice president - IP packaging solutions from 2005 until 2008. Ms. Roberts serves on the board of directors of

Alcoa Corp., VF Corporation, the Yale University Presidents Advisory Council, and the local governing board of the University of Memphis. Ms. Roberts joined International Paper in 1981.

Sharon R. Ryan, 57, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

John V. Sims, 54, senior vice president - president, IP Europe, Middle East, Africa & Russia since July 2016. Mr. Sims previously served as vice president and general manager, European papers from March 2016 until June 2016, vice president & general manager, North American papers from 2013 until February 2016, and vice president, finance and strategy, industrial packaging, from 2009 until 2013. Mr. Sims is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Sims joined International Paper in 1994.

Catherine I. Slater, 53, senior vice president - consumer packaging since December 2016. Ms. Slater joined International Paper from Weyerhaeuser Company in December 2016, effective with the completion of the acquisition of Weyerhaeuser’s cellulose fibers business, which she previously led. Ms. Slater’s 24-year career with Weyerhaeuser included leadership roles in manufacturing, printing papers, consumer products, wood products, distribution and the cellulose fibers business.

Gregory T. Wanta, 51, senior vice president - North American container since December 2016. Mr. Wanta has served in a variety of roles of increasing responsibility in manufacturing and commercial leadership roles in specialty papers, coated paperboard, printing papers, foodservice and industrial packaging, including vice president, central region, Container the Americas, from January 2012 through November 2016. Mr. Wanta joined International Paper in 1991.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan, the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business and the 2016 acquisition of Weyerhaeuser's pulp business is presented in Note 11 Commitments and Contingent Liabilities on page 61 of Item 8. Financial Statements and Supplementary Data.
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (including the exhibits hereto) that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) changes in our estimates for the costs and insurance coverage associated with the recent incident at our Pensacola, Florida mill and for the time required to resume full operations at the mill; (vi) whether we experience a material disruption at one of our other manufacturing facilities; (vii) risks inherent in conducting business through a joint venture; (viii) the failure to realize the expected synergies and cost-savings from our purchase of the cellulose fibers business of Weyerhaeuser Company; and (ix) our ability to achieve the benefits we expect from all other acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2016, International Paper had approximately $11.3 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
Under the terms of the agreements governing approximately $2.3 billion of our debt as of December 31, 2016, the applicable interest rate on such debt may increase upon each downgrade in our credit rating below investment grade. As a result, a downgrade in our credit rating below investment grade may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to Temple-Inland in connection with Temple-Inland's 2007 sales of forestlands may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $831 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 12, Variable Interest Entities, on pages 64 through 66, and Note 10, Income Taxes, on pages 59 through 61, in Item 8. Financial Statements and Supplementary Data for further information.
OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 and substantially all hourly and union employees regardless of hire date. We provide retiree health care benefits to certain former U.S. hourly employees, as well as financial assistance towards the cost of individual retiree medical coverage for certain former U.S. salaried employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may result in increased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs.  Health care reform under the Patient Protection and Affordable Care Act of 2010, and modifications thereto, could also increase costs with respect to medical coverage of the Company’s full-time employees. Significant changes in any of these factors may adversely impact our cash flows, financial condition and results of operations.
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2016 was $3.4 billion. The amount and timing of future contributions will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

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
RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements -- including, among others, those relating to the environment, health and safety, labor and employment, data privacy, and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs. For example, we have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements, including with global climate change laws and regulations, Boiler MACT and NAAQSs, will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. As another example, we are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility.

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
RISKS RELATING TO OUR OPERATIONS
MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	the effect of other severe weather conditions on equipment and facilities;

•	terrorism or threats of terrorism;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler or other equipment;

•	damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•	labor difficulties; and

•	other operational problems.
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

For example, on January 22, 2017, we experienced significant structural damage to the largest pulp digester as well as the power house at our Pensacola pulp and paper mill in Cantonment, Florida. We restarted the power house and resumed partial operations producing fluff pulp at the mill using a series of small batch digesters within a couple weeks. Repairing the damaged digester will take more time, however, and we know that we will not be able to resume full operations producing containerboard at the mill during the first quarter of 2017.
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
CERTAIN OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. Certain operations in Russia are carried on by a joint venture, Ilim. In joint ventures, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so we receive only our portion of those benefits.
WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM ACQUISITIONS, JOINT VENTURES, DIVESTITURES AND OTHER CORPORATE TRANSACTIONS. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures and other corporate transactions and to realize the benefits we expect from such transactions, and we are subject to the risk that we may not achieve the expected benefits. Among the benefits we expect from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place higher strategic value on such businesses and assets than does International Paper.
On December 1, 2016, for example, we completed our acquisition of Weyerhaeuser's pulp business. The success of the acquisition will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the acquired business with our existing businesses. The integration process may be complex, costly and time-consuming, and we may not accomplish the integration of the business smoothly, successfully or within the anticipated costs or timeframe. Potential integration risks include, among other things, our ability to successfully implement our business plan for the combined business and retain key customers, suppliers and employees.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2016, the Company owned or managed approximately 329,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (CERFLOR) and the Forest Stewardship Council (FSC).
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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2017 on page 31 and 32, and dispositions and restructuring activities as of December 31, 2016, on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial

Condition and Results of Operations, and on page 54 and pages 56 and 57 of Item 8. Financial Statements and Supplementary Data.
ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 61 through 63 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2016 and 2015 are set forth on page 83 of Item 8. Financial Statements and Supplementary Data. As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. As of February 17, 2017, there were approximately 12,311 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2016 - October 31, 2016	—	$—	—	$0.933
November 1, 2016 - November 30, 2016	9,096	45.03	—	0.933
December 1, 2016 - December 31, 2016	2,642	52.29	—	0.933
Total	11,738

(a)
11,738 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. During these periods, no shares were purchased under our share repurchase program, which was was approved by our Board of Directors and announced on July 8, 2014. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of shares of our common stock.  As of February 17, 2017, approximately $933 million of shares of our common stock remained authorized for purchase under this program.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2011 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 31, 2011. The graph portrays total return, 2011–2016, assuming reinvestment of dividends.

Note 1: The companies included in the ROIC Peer Group are Domtar Inc., Fibria Celulose S.A., Graphic Packaging Holding Company, Klabin S.A., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp. MeadWestvaco Corp. and Rock-Tenn Company are included in the ROIC Peer Group results through 2014 and subsequently, after the merger of those companies, WestRock was added to the Peer group beginning in 2015.
Note 2: Returns are calculated in $USD.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2016		2015		2014		2013		2012
RESULTS OF OPERATIONS
Net sales	$21,079		$22,365		$23,617		$23,483		$21,852
Costs and expenses, excluding interest	19,603		20,544		22,138		21,643		20,214
Earnings (loss) from continuing operations before income taxes and equity earnings	956	(b)	1,266	(e)	872	(g)	1,228	(j)	967	(m)
Equity earnings (loss), net of taxes	198		117		(200)		(39)		61
Discontinued operations, net of taxes	(5)	(c)	—		(13)	(h)	(309)	(k)	77	(n)
Net earnings (loss)	902	(b-d)	917	(e-f)	536	(g-i)	1,378	(j-l)	799	(m-o)
Noncontrolling interests, net of taxes	(2)		(21)		(19)		(17)		5
Net earnings (loss) attributable to International Paper Company	904	(b-d)	938	(e-f)	555	(g-i)	1,395	(j-l)	794	(m-o)
FINANCIAL POSITION
Current assets less current liabilities	$2,897		$2,553		$3,050		$3,898		$3,907
Plants, properties and equipment, net	13,990		11,980		12,728		13,672		13,949
Forestlands	456		366		507		557		622
Total assets	33,345		30,531		28,637		31,488		32,106
Notes payable and current maturities of long-term debt	239		426		742		661		444
Long-term debt	11,075		8,844		8,584		8,787		9,649
Total shareholders’ equity	4,341		3,884		5,115		8,105		6,304
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.21		$2.25		$1.33		$3.85		$1.65
Discontinued operations	(0.01)		—		(0.03)		(0.70)		0.17
Net earnings (loss)	2.20		2.25		1.30		3.15		1.82
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.19		$2.23		$1.31		$3.80		$1.63
Discontinued operations	(0.01)		—		(0.02)		(0.69)		0.17
Net earnings (loss)	2.18		2.23		1.29		3.11		1.80
Cash dividends	1.783		1.640		1.450		1.250		1.088
Total shareholders’ equity	10.56		9.43		12.18		18.57		14.33
COMMON STOCK PRICES
High	$54.68		$57.90		$55.73		$50.33		$39.88
Low	32.50		36.76		44.24		39.47		27.29
Year-end	53.06		37.70		53.58		49.03		39.84
FINANCIAL RATIOS
Current ratio	1.7		1.7		1.6		1.8		1.8
Total debt to capital ratio	0.72		0.70		0.65		0.54		0.62
Return on shareholders’ equity	22.1%	(b-d)	20.0%	(e-f)	7.7%	(g-i)	20.2%	(j-l)	11.6%	(m-o)
CAPITAL EXPENDITURES	$1,348		$1,487		$1,366		$1,198		$1,383
NUMBER OF EMPLOYEES	55,000		56,000		58,000		64,000		65,000

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
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)
All periods presented have been restated to reflect the xpedx business and the Temple-Inland Building Products business as discontinued operations and prior period amounts have been adjusted to conform with current year presentation, if applicable.

2016:

(b) Includes the following charges (gains):

	2016
In millions	Before Tax	After Tax
Riegelwood mill conversion costs	$9	$6
India Packaging evaluation write-off	17	11
Write-off of certain regulatory pre-engineering costs	8	5
Early debt extinguishment costs	29	18
Costs associated with the newly acquired pulp business	31	21
Asia Box impairment / restructuring	70	58
Gain on sale of investment in Arizona Chemical	(8)	(5)
Turkey mill closure	7	6
Amortization of Weyerhaeuser inventory fair value step-up	19	11
Total special items	$182	$131
Non-operating pension expense	610	375
Total	$792	$506
(c) Includes a pre-tax charge of $8 million ($5 million after taxes) for a legal settlement associated with the xpedx business.

(d) Includes the following tax expenses (benefits):

In millions	2016
Cash pension contribution	$23
U.S. Federal audit	(14)
Brazil goodwill	(57)
International legal entity restructuring	(6)
Luxembourg tax rate change	31
Total	$(23)

2015:

(e) Includes the following charges (gains):

	2015
In millions	Before Tax	After Tax
Riegelwood mill conversion costs, net of proceeds from sale of the Carolina Coated Bristols brand	$8	$4
Timber monetization restructuring	16	10
Early debt extinguishment costs	207	133
IP-Sun JV impairment	174	180
Legal reserve adjustment	15	9
Refund and state tax credits	(4)	(2)
Impairment of Orsa goodwill and trade name intangible	137	137
Other items	6	5
Total special items	$559	$476
Non-operating pension expense	258	157
Total	$817	$633

(f) Includes the following tax expenses (benefits):

In millions	2015
IP-Sun JV impairment	$(67)
Cash pension contribution	23
Other items	7
Total	$(37)

2014:
(g) Includes the following charges (gains):

	2014
In millions	Before Tax	After Tax
Temple-Inland integration	$16	$10
Courtland mill shutdown	554	338
Early debt extinguishment costs	276	169
India legal contingency resolution	(20)	(20)
Multi-employer pension plan withdrawal liability	35	21
Foreign tax amnesty program	32	17
Asia Industrial Packaging goodwill impairment	100	100
Loss on sale by investee and impairment of investment	47	36
Other items	12	9
Total special items	$1,052	$680
Non-operating pension expense	212	129
Total	$1,264	$809
(h) Includes the operating earnings of the xpedx business prior to the spin-off and the following charges (gains):

	2014
In millions	Before Tax	After Tax
xpedx spinoff	$24	$16
Building Products divestiture	16	9
xpedx restructuring	1	(1)
Total	$41	$24
(i) Includes the following tax expenses (benefits):

In millions	2014
State legislative tax change	$10
Internal restructuring	(90)
Other items	(1)
Total	$(81)

2013:

(j) Includes the following charges (gains):

	2013
In millions	Before Tax	After Tax
Temple-Inland integration	$62	$38
Courtland mill shutdown	118	72
Early debt extinguishment costs	25	16
Insurance reimbursement related to legal settlement	(30)	(19)
Shut down of paper machine at Augusta mill	45	28
India Papers tradename and goodwill impairment	127	122
Fair value adjustment of company airplanes	9	5
Cass Lake environmental reserve	6	4
Bargain purchase adjustment - Turkey	(13)	(13)
Other items	(5)	2
Total	$344	$255
Non-operating pension expense	323	197
Total	$667	$452
(k) Includes the operating earnings of the xpedx business for the full year and the Temple-Inland Building Products business through the date of sale in July 2013. Also includes the following charges (gains):

	2013
In millions	Before Tax	After Tax
xpedx spinoff	$22	$14
xpedx goodwill impairment	400	366
Building Products divestiture	23	19
xpedx restructuring	32	19
Total	$477	$418
(l) Includes the following tax expenses (benefits):

In millions	2013
Settlement of U.S. federal tax audits	$(744)
Income tax reserve release	(31)
Other items	1
Total	$(774)

2012:

(m) Includes the following charges (gains):

	2012
In millions	Before Tax	After Tax
Temple-Inland integration	$164	$105
Early debt extinguishment costs	48	30
EMEA packaging business restructuring	17	12
Temple-Inland inventory fair value adjustment	20	12
Hueneme mill long-lived asset fair value adjustment	62	38
Containerboard mill divestitures	29	55
Other	(5)	(5)
Total	$335	$247
Non-operating pension expense	159	113
Total	$494	$360

(n) Includes the operating earnings of the xpedx business and the Temple-Inland Building Products business for the full year. Also includes the following charges (gains):

	2012
In millions	Before Tax	After Tax
Building Products divestiture	$15	$9
xpedx restructuring	44	28
Total	$59	$37

(o) Includes the following tax expenses (benefits):

In millions	2012
Internal restructuring	$14
Deferred tax asset adjustment related to Medicare Part D reimbursement	5
Other	6
Total	$25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Diluted earnings (loss) attributable to common shareholders were $904 million ($2.18 per share) in 2016, compared with $938 million ($2.23 per share) in 2015 and $555 million ($1.29 per share) in 2014. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to Common Shareholders of $1.4 billion ($3.35 per share) in 2016, compared with $1.5 billion ($3.65 per share) in 2015, and $1.3 billion ($3.00 per share) in 2014 (see reconciliation on page 19).

Despite a tough global environment, International Paper delivered another year of solid performance, with continued strong cash flow generation and a return on invested capital in excess of our cost of capital. During 2016, we took steps to further strengthen our portfolio. We completed the acquisition of Weyerhaeuser’s pulp business, which we have combined with IP’s legacy pulp business to form our new Global Cellulose Fibers business. We also completed the conversion of a machine at the Riegelwood, North Carolina mill to produce fluff pulp, which coupled with the newly acquired pulp business, gives the Company the capacity to grow both fluff and high-value specialty pulp products. In addition, we also acquired a top-quartile mill asset in Madrid, which we will convert in the second half of 2017 to produce recycled containerboard to support our EMEA Industrial Packaging business. Finally, we were able to return cash to our shareholders in the form of a 5% increase in the annual dividend, making it the fifth consecutive year of a dividend increase.
Our 2016 results reflect margin pressure across most of our businesses throughout the year along with escalating input costs, primarily natural gas and OCC, in the later portion of the year. Full-year 2016 earnings were impacted by price erosion and weaker mix across many of our businesses, in particular, our North American Industrial Packaging business which experienced lower export pricing and the impact of early 2016 pricing index changes to boxes. Volume was positive compared to 2015, primarily driven by increased North American box demand. Manufacturing operations, despite solid performance across our mill systems, were negatively impacted by the Riegelwood conversion and ramp up, Hurricane Matthew, and inventory valuation charges associated with the October containerboard price increase. We did see signs of strengthening in some of our key markets in the second half of the year, which enabled us to announce and implement price increases across various businesses that will benefit us in 2017. Our Ilim joint venture had another solid year in 2016, experiencing strong demand which led to record full-year production.
Looking ahead to the 2017 first quarter, we expect sales volumes for North American Industrial Packaging to be slightly higher despite seasonally lower daily shipments due to four more shipping days. Sales volumes for Global Cellulose Fibers will be higher due to the full-quarter impact of the newly acquired pulp business. In addition, sales volumes for EMEA Industrial Packaging, North American Printing Papers and North American Consumer Packaging are also expected to be seasonally higher. Pricing is expected to increase for both North American Industrial Packaging and Brazilian Industrial Packaging, reflecting the continuing implementation of box price increases announced in 2016. Pricing for both North American Printing Papers and North American Consumer Packaging is expected to be lower due to market pressures. Planned maintenance outages are expected to increase due to a heavy outage quarter, including a significant outage currently underway at the Global Cellulose Fibers Port Wentworth mill. Input costs are expected to increase primarily for our North American operations, largely driven by natural gas, wood and OCC. Additionally, we expect the results of Ilim to be sequentially lower, primarily due to seasonally lower volumes and seasonally higher input costs.
Looking to full year 2017, we are encouraged by an improving economic climate and are eager to begin the integration of our newly acquired pulp business, driving the anticipated synergies to the bottom line. We expect higher earnings in our North American Industrial Packaging business through benefits from the previously announced price increase, growing demand from our customers and improvement initiatives. We also expect to improve margins with continued strong operations and extensive cost reduction efforts across many of our other businesses. Additionally, we are on track for our planned conversion of the Madrid mill in the second half of the year, which will enable a better offering for our customers and earnings improvement for our EMEA Industrial Packaging business. Finally, with the strong cash flow that we expect from all of these initiatives, we will continue to allocate capital to create value with a near-term focus on debt reduction and returning value to our shareholders.
Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures. Diluted earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most direct comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of items considered by management to be unusual, from the earnings reported under GAAP, non-operating pension expense (includes all U.S. pension costs, excluding service costs and prior service costs), and discontinued operations. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.
Diluted earnings (loss) attributable to common shareholders were $0.53 in the 2016 fourth quarter, compared with $0.75 in the 2016 third quarter and $0.43 in the 2015 fourth quarter. Adjusted Operating Earnings attributable to common shareholders of $303 million ($0.73 per share) in the 2016 fourth quarter were lower than both the $380 million ($0.91 per share) in the 2016 third quarter and the $361 million ($0.87 per share) in the 2015 fourth quarter.
The following are reconciliations of Diluted earnings (loss) attributable to common shareholders to Adjusted operating earnings attributable to common shareholders.

	2016	2015	2014
Diluted Earnings (Loss) Attributable to Shareholders	$904	$938	$555
Add back - Discontinued operations (gain) loss	5	—	13
Diluted Earnings (Loss) from Continuing Operations	909	938	568
Add back - Non-operating pension (income) expense	610	258	212
Add back - Net special items expense (income)	182	559	1,052
Income tax effect - Non-operating pension and special items expense	(309)	(221)	(536)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$1,392	$1,534	$1,296

	2016	2015	2014
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$2.18	$2.23	$1.29
Add back - Discontinued operations (gain) loss per share	0.01	—	0.02
Diluted Earnings (Loss) Per Share from Continuing Operations	2.19	2.23	1.31
Add back - Non-operating pension (income) expense	1.47	0.61	0.49
Add back - Net special items expense (income)	0.44	1.33	2.44
Income tax effect - Non-operating pension and special items expense	(0.75)	(0.52)	(1.24)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.35	$3.65	$3.00

	Three Months Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2015
Diluted Earnings (Loss) Attributable to Shareholders	$218	$312	$178
Add back - Discontinued operations (gain) loss	—	—	—
Diluted Earnings (Loss) from Continuing Operations	218	312	178
Add back - Non-operating pension (income) expense	37	42	60
Add back - Net special items expense (income)	45	66	158
Income tax effect - Non-operating pension and special items expense	3	(40)	(35)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$303	$380	$361

	Three Months Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2015
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.53	$0.75	$0.43
Add back - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.53	0.75	0.43
Add back - Non-operating pension (income) expense per share	0.09	0.10	0.14
Add back - Net special items expense (income) per share	0.11	0.16	0.38
Income tax effect per share - Non-operating pension and special items expense	—	(0.10)	(0.08)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.73	$0.91	$0.87
Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that Free Cash Flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, repay debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods. Free Cash Flow of $1.9 billion generated in 2016 was higher than the $1.8 billion generated in 2015, but lower than the $2.1 billion generated in 2014 (see reconciliation on page 30).
Free Cash Flow of $467 million generated in the 2016 fourth quarter was lower than the $575 million generated in the 2016 third quarter and the $501 million generated in the 2015 fourth quarter (see reconciliation on page 30).
Results of Operations
Business Segment Operating Profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items and corporate special items. Business Segment Operating Profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.
International Paper operates in four segments: Industrial Packaging, Global Cellulose Fibers, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its total Business Segment Operating Profit:

In millions	2016	2015	2014
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$909	$938	$568
Add back (deduct)
Income tax provision (benefit)	247	466	123
Equity (earnings) loss, net of taxes	(198)	(117)	200
Noncontrolling interests, net of taxes	(2)	(21)	(19)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	956	1,266	872
Interest expense, net	520	555	601
Noncontrolling interests/equity earnings included in operations	1	8	2
Corporate items	69	36	51
Corporate special items (income) expense	46	238	320
Non-operating pension expense	610	258	212
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$2,202	$2,361	$2,058
Business Segment Operating Profit
Industrial Packaging	$1,651	$1,853	$1,896
Global Cellulose Fibers	(180)	68	61
Printing Papers	540	465	(77)
Consumer Packaging	191	(25)	178
Total Business Segment Operating Profit	$2,202	$2,361	$2,058
Business Segment Operating Profits in 2016 included a net loss from special items of $136 million compared with $321 million in 2015 and $732 million in 2014. Operationally, compared with 2015, the benefits from higher sales volumes ($62 million), lower maintenance outage costs ($14 million), lower input costs ($82 million) and the incremental operating earnings from the newly acquired pulp business ($17 million) were offset by lower average sales price realizations and mix ($443 million), higher operating costs ($62 million) and higher other costs ($14 million).

Segment Operating Profit (in millions)

$2,500
$2,000
$1,500
$1,000
$500
$0
$2,361
($443)
$62
($62)
$82
$14
$17
($14)
$185
$2,202
2015
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Pulp Acquisition
Other
Special Items
2016

The principal changes in operating profit by segment were as follows:

•
Industrial Packaging’s profits of $1.7 billion were $202 million lower than in 2015 as the benefits of higher sales volumes, lower maintenance outage costs and lower input costs were more than offset by lower average sales price realizations and mix, higher operating costs and higher other costs. In addition, operating profits in 2016 included a charge of $70 million for impairment and other costs associated with the sale of our corrugated packaging business in Asia and a charge of $7 million related to the closure of a mill in Turkey. In 2015, operating profits included a goodwill and trade name impairment charge of $137 million related to our Brazil Packaging business.

•
Global Cellulose Fibers' operating loss of $180 million was $248 million unfavorable versus 2015 as the benefits of higher sales volumes, lower input costs, lower other costs and the earnings from the newly acquired business were more than offset by lower average sales price realizations and mix, higher operating costs and higher maintenance outage costs. The operating loss in 2016 included $31 million of costs associated with the acquisition of the pulp business and a charge of $19 million to amortize the newly acquired pulp business inventory fair value adjustment.

•
Printing Papers’ profits of $540 million represented a $75 million increase in operating profits from 2015. The benefits from higher sales volumes, higher average sales price realizations and mix, lower operating costs, lower maintenance outage costs and lower input costs were partially offset by higher other costs.

•	Consumer Packaging’s operating profit of $191 million represented a $216 million increase in operating profits from 2015. The benefits from lower operating costs, lower maintenance outage costs,

and lower input costs were partially offset by lower sales volumes, lower average sales price realizations and mix and higher other costs. In addition, operating profits in 2016 included a charge of $9 million related to the conversion of our Riegelwood mill to 100% pulp production. In 2015, operating losses included an asset impairment charge of $174 million related to the sale of our 55% equity share of the IP-Sun JV in Asia, a net cost of $8 million related to costs for our Riegelwood mill conversion, net of proceeds from the sale of the Carolina Coated Bristols brand, and $2 million of sheet plant closure costs.

Liquidity and Capital Resources
For the year ended December 31, 2016, International Paper generated $2.5 billion of cash flow from operations compared with $2.6 billion in 2015 and $3.1 billion in 2014. Cash flow from operations included $750 million, $750 million and $353 million of cash pension contributions in 2016, 2015 and 2014, respectively. Capital spending for 2016 totaled $1.3 billion, or 110% of depreciation and amortization expense. Net increases in debt totaled $1.9 billion, the proceeds from which were primarily used to fund the acquisition of the Weyerhaeuser pulp business. Our liquidity position remains strong, supported by approximately $2.1 billion of credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect strong cash generation again in 2017 and will continue our balanced use of cash through the payment of dividends, reducing total debt and making investments for future growth.
Capital spending for 2017 is targeted at $1.5 billion, or about 107% of depreciation and amortization.
Legal
See Note 11 Commitments and Contingent Liabilities on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.
RESULTS OF OPERATIONS
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
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2016, and the major factors affecting these results compared to 2015 and 2014.
For the year ended December 31, 2016, International Paper reported net sales of $21.1 billion, compared with $22.4 billion in 2015 and $23.6 billion in 2014. International net sales (including U.S. exports) totaled $7.2 billion or 34% of total sales in 2016. This compares with international net sales of $7.8 billion in 2015 and $9.3 billion in 2014.
Full year 2016 net earnings attributable to International Paper Company totaled $904 million ($2.18 per share), compared with net earnings of $938 million ($2.23 per share) in 2015 and $555 million ($1.29 per share) in 2014. Amounts in 2016 and 2014 include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2016, 2015 and 2014 were as follows:

In millions	2016		2015		2014
Earnings from continuing operations attributable to International Paper Company	$909	(a)	$938	(b)	$568	(c)
(a) Includes $108 million of net special items charges and $375 million of non-operating pension expense which included a pre-tax charge of $439 million ($270 million after taxes) for a settlement accounting charge associated with payments under a term-vested lump sum buyout.
(b) Includes $439 million of net special items charges and $157 million of non-operating pension expense.
(c) Includes $599 million of net special items gains and $129 million of non-operating pension expense in 2014.
Compared with 2015, the benefits from higher sales volumes, lower maintenance outage costs, lower input costs, incremental earnings from the acquisition of Weyerhaeuser's pulp business, lower interest expense and lower tax expense were offset by lower average sales price realizations and mix, higher operating costs and higher corporate and other costs. In addition, 2016 results included higher equity earnings, net of taxes, relating to the Company’s investment in Ilim Holding, SA.
See Business Segment Results on pages 25 through 30 for a discussion of the impact of these factors by segment.
Discontinued Operations
2016:

In 2016, there was $5 million of discontinued operations expense associated with a legal settlement related to the xpedx business.
2015:
There were no discontinued operations in 2015.
2014:
In 2014, $24 million of net income adjustments were recorded relating to discontinued businesses, including $16 million of costs associated with the spin-off of the xpedx business and $9 million of costs associated with the divestiture of the Temple-Inland Building Products business. Also included are the operating earnings of the xpedx business prior to the spin-off on July 1, 2014.
Income Taxes
A net income tax provision of $247 million was recorded for 2016 including tax benefits of $63 million related to legal entity restructurings, a tax expense of $31 million associated with a tax rate change in Luxembourg, a tax expense of $23 million associated with the $750 million of 2016 cash pension contributions, and a tax benefit of $14 million related to the closure of a federal tax audit. Excluding these items, a $51 million tax benefit for other special items and a $235 million tax benefit related to non-operating pension expense, the tax provision was $556 million, or 32% of pre-tax earnings before equity earnings.
A net income tax provision of $466 million was recorded for 2015 including a tax benefit of $62 million related to internal restructurings, a tax expense of $23 million for the tax impact of the 2015 cash pension contribution of $750 million and a $2 million tax expense for other items. Excluding these items, an $83 million net tax benefit for other special items and a $101 million tax benefit related to non-operating pension expense, the tax provision was $687 million, or 33% of pre-tax earnings before equity earnings.
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
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2016, 2015 and 2014 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 29 and 30).
Interest Expense and Noncontrolling Interest
Net corporate interest expense totaled $520 million in 2016, $555 million in 2015 and $601 million in 2014. The decrease in 2016 compared with 2015 is due to lower average interest rates. The decrease in 2015 compared with 2014 also reflects lower average interest rates.
Net earnings attributable to noncontrolling interests totaled a loss of $2 million in 2016 compared with a loss of $21 million in 2015 and a loss of $19 million in 2014. The decrease in 2016 reflects the sale of our equity share of the IP-Sun JV in 2015. The decrease in 2015 compared with 2014 also reflects the sale of our interest in the IP-Sun JV and lower earnings for the joint venture in China prior to its divestiture.

Special Items
Restructuring and Other Charges
International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) realign capacity to operate fewer facilities with the same revenue capability and close high cost facilities, and (c) reduce costs. Annually, strategic operating plans are developed by each of our businesses. If it subsequently becomes apparent that a facility’s plan will not be achieved, a decision is then made to, among other outcomes, (a) invest additional capital to upgrade the facility, (b) shut down the facility and record the corresponding charge, or (c) evaluate the expected recovery of the carrying value of the facility to determine if an impairment of the assets have occurred. In recent years, this policy has led to the shutdown of a number of facilities and the recording of significant asset impairment charges and severance costs. It is possible that additional charges and costs will be incurred in future periods in our core businesses should such triggering events occur.
During 2016, 2015 and 2014, pre-tax restructuring and other charges totaling $54 million, $252 million and $846 million were recorded in the business segments. Details of these charges are as follows:

Restructuring and Other
In millions	2016		2015		2014
Business Segments
Riegelwood mill conversion costs net of proceeds from the sale of Carolina Coated Bristols brand	$9	(a)	$8	(a)	$—
Turkey mill closure	7	(b)	—		—
Courtland mill shutdown	—		—		554	(c)
Other items	—		2	(a)	15	(d)
	16		10		569
Corporate
Early debt extinguishment costs (see Note 13)	$29		207		276
India Packaging business evaluation write-off	17		—		—
Gain on sale of investment in Arizona Chemical	(8)		—		—
Timber monetization restructuring	—		16		—
Legal liability reserve adjustment	—		15		—
Other Items	—		4		1
	38		242		277
Total	$54		$252		$846

(a) Recorded in the Consumer Packaging business segment.
(b) Recorded in the Industrial Packaging business segment.
(c) Recorded in the Printing Papers business segment.
(d) Recorded in the Industrial Packaging business segment ($7 million) and Consumer Packaging business segment ($8 million).

Other Corporate Special Items
In addition, other corporate special items totaling $8 million, $4 million and $43 million were recorded in 2016, 2015 and 2014, respectively. Details of these charges were as follows:

Other Corporate Items
In millions	2016	2015	2014
Write-off of certain regulatory pre-engineering costs	$8	$—	$—
Sale of investment by ASG and impairment of that investment	—	—	47
Other	—	(4)	(4)
Total	$8	$(4)	$43
Impairments of Goodwill

No goodwill impairment charges were recorded in 2016.

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Brazil Packaging business and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.

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
Net Losses on Sales and Impairments of Businesses
Net losses on sales and impairments of businesses included in special items totaled a pre-tax loss of $70 million in 2016, a pre-tax loss of $174 million in 2015 and a pre-tax loss of $38 million in 2014. See Note 7 Divestitures / Spinoff on pages 56 and 57 of Item 8. Financial Statements and Supplementary Data) for further discussion.
Business Segment Operating Profits
Business segment operating profits of $2.2 billion in 2016 decreased from $2.4 billion in 2015. The benefits from higher sales volumes ($62 million), higher maintenance outage costs ($14 million), lower input costs ($82 million) and the incremental operating earnings from the newly acquired pulp business ($17 million) were more than offset by lower average sales price realizations and mix ($443 million), higher operating costs ($62 million) and higher other costs ($14 million). Special items were a $136 million net loss in 2016 compared with a net loss of $321 million in 2015.
Market-related downtime in 2016 increased to approximately 448,000 tons from approximately 440,000 tons in 2015.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 166 U.S. container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 18 recycling plants. In EMEA, our operations include two recycled fiber containerboard mills in Morocco and Turkey and 26 container plants in France, Italy, Spain, Morocco and Turkey. During 2016 we acquired a newsprint mill in Spain which we intend to convert to a recycled containerboard mill during 2017. In Brazil our operations include three containerboard mills and four box plants. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

Global Cellulose Fibers

Our cellulose fibers product portfolio includes fluff, market and specialty pulps. Our fluff pulp is used to make absorbent hygiene products like baby diapers, feminine care, adult incontinence and other non-woven products, and our market pulp is used for tissue and paper products. We continue to invest in exploring new innovative uses for our products, such as our specialty pulps, which are used for non-absorbent end uses including textiles, filtration, construction material, paints and coatings, reinforced plastics and more. Our products are made in the United States, Canada, France, Poland, and Russia and are sold around the world. International Paper facilities have annual dried pulp capacity of about 4 million metric tonnes.

Printing Papers

International Paper is one of the world’s largest producers of printing and writing papers. The primary product in this segment is uncoated papers. This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of approximately 4 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 329,000 acres of forestlands in Brazil.

Consumer Packaging

International Paper is one of the world’s largest producers of solid bleached sulfate board with annual U.S. production capacity of about 1.2 million tons . Our coated paperboard business produces high quality coated paperboard for a variety of packaging and foodservice end uses. Our Everest®, Fortress®, and Starcote® brands are used in packaging applications for everyday products such as food, cosmetics, pharmaceuticals and tobacco products. Our U.S. capacity is supplemented by about 395,000 tons of capacity at our mills producing coated board in Poland and Russia.

Our Foodservice business produces cups, lids, food containers and plates through three domestic plants and four international facilities.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.4 million tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 14.9 million acres (6.0 million hectares).

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

BUSINESS SEGMENT RESULTS
The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability. The tables include a detail of special items in each year, where applicable, in order to show operating profit before special items.
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

Industrial Packaging
In millions	2016	2015	2014
Net Sales	$14,191	$14,484	$14,944
Operating Profit (Loss)	$1,651	$1,853	$1,896
Turkey mill closure	7	—	—
Asia Packaging restructuring and impairment	70	—	7
Brazil Packaging goodwill and trade name impairment	—	137	—
Temple-Inland acquisition	—	—	16
Multi-employer pension withdrawal liability	—	—	35
Box plant closures	—	—	(5)
EMEA Packaging restructuring	—	—	5
Turkey acquisition	—	—	1
Brazil Packaging integration costs	—	—	(1)
Asia Packaging goodwill impairment	—	—	100
Operating Profit Before Special Items	$1,728	$1,990	$2,054
Industrial Packaging net sales for 2016 decreased 2% to $14.2 billion compared with $14.5 billion in 2015, and 5% compared with $14.9 billion in 2014. Operating profits in 2016 were 11% lower than in 2015 and 13% lower than in 2014. Comparing 2016 with 2015, benefits from higher sales volumes ($61 million), lower maintenance outage costs ($15 million) and lower input costs ($42 million) were offset by lower average sales price realizations and mix ($278 million), higher operating costs ($101 million) and higher other costs ($1 million). In addition, special items were an expense of $77 million in 2016 compared with $137 million in 2015.

North American Industrial Packaging
In millions	2016	2015	2014
Net Sales	$12,227	$12,541	$12,663
Operating Profit (Loss)	$1,757	$2,009	$1,986
Temple-Inland acquisition	—	—	16
Multi-employer pension withdrawal liability	—	—	35
Box plant closures	—	—	(5)
Operating Profit Before Special Items	$1,757	$2,009	$2,032
North American Industrial Packaging's sales volumes increased in 2016 compared with 2015 reflecting higher box shipments and higher shipments of containerboard to export markets. In 2016, the business took about 914,000 tons of total downtime of which about 445,000 were economic downtime and 469,000 were maintenance downtime. The business took about 814,000 tons of total downtime in 2015 of which 363,000 were economic downtime and 451,000 were maintenance downtime. Average sales price realizations were significantly lower for containerboard due to pricing pressures in export markets. Average sales prices for boxes were lower primarily due to contract de-escalators that were triggered in the first quarter by a decrease in a key containerboard price index. Input costs for wood, energy and freight fuel surcharges were lower, but for recycled fiber were higher. Planned maintenance downtime costs were $16 million lower in 2016 than in 2015.
Looking ahead to the first quarter of 2017, compared with the fourth quarter of 2016, sales volumes for boxes are expected to be slightly higher despite seasonally lower daily shipments due to four more shipping days. Shipments of containerboard to export markets are expected to decrease. Average sales price realizations should increase, reflecting the continuing implementation of the box price increase announced in the fourth quarter of 2016. Input costs are expected to be higher for recycled fiber, energy and wood. Planned maintenance downtime spending is expected to be about $57 million higher. Operating costs are expected to improve. In addition, the Company is evaluating the financial impact of the digester incident that occurred on January 22, 2017 at the Pensacola mill. It is currently estimated that the total impact will be in excess of $50 million, but that property damage and business interruption insurance will cover a significant portion of the costs. The timing of these costs and potential insurance recoveries is unknown.

EMEA Industrial Packaging
In millions	2016	2015	2014
Net Sales	$1,227	$1,114	$1,307
Operating Profit (Loss)	$15	$13	$25
Turkey Mill Closure	7	—	—
EMEA Packaging restructuring	—	—	5
Turkey acquisition	—	—	1
Operating Profit Before Special Items	$22	$13	$31
EMEA Industrial Packaging's sales volumes in 2016 were higher than in 2015 reflecting improved market demand in the Eurozone and recovery from the prior year labor strikes in Turkey. Average sales margins improved due to sales price increases and material cost decreases. Input costs for energy were lower, but operations were negatively impacted by foreign exchange rates, primarily in Turkey. Operating earnings in 2015 included a gain of $4 million related to the change in ownership of our OCC collection operations in Turkey.
Entering the first quarter of 2017, compared with the fourth quarter of 2016 sales volumes are expected to be slightly lower. Average sales margins are expected to be slightly lower. Input costs for energy should be flat, but operating costs are expected to be lower.
On June 30, 2016 the Company completed the acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the agreement, International Paper purchased the Madrid newsprint mill as well as associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill to produce recycled containerboard in 2017 with an expected capacity of 419,000 tons. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.

Brazilian Industrial Packaging
In millions	2016	2015	2014
Net Sales	$232	$228	$349
Operating Profit (Loss)	$(43)	$(163)	$(3)
Brazil Packaging goodwill and trade name impairment	—	137	—
Brazil Packaging integration costs	—	—	(1)
Operating Profit Before Special Items	$(43)	$(26)	$(4)
Brazilian Industrial Packaging's 2016 sales volumes decreased compared with 2015 for boxes and sheets due to overall weak economic conditions, but increased for containerboard. Average sales price realizations were higher. Input costs increased, primarily for recycled fiber. Operating costs were higher largely due to the effects of inflation. Planned maintenance downtime costs were $1 million higher in 2016 compared with 2015.

Looking ahead to the first quarter of 2017, compared with the fourth quarter of 2016 sales volumes are expected to be lower for containerboard and sheets, but higher for boxes. Average sales margins should improve reflecting a sales price increase for boxes. Input costs are expected to be slightly lower, but offset by higher operating costs. Planned maintenance downtime costs are expected to be $1 million higher.

Asian Industrial Packaging
In millions	2016	2015	2014
Net Sales	$505	$601	$625
Operating Profit (Loss)	$(78)	$(6)	$(112)
Asia Packaging restructuring and impairment	70	—	7
Asia Packaging goodwill impairment	—	—	100
Operating Profit Before Special Items	$(8)	$(6)	$(5)
Asian Industrial Packaging's sales volumes in the first half of 2016 for boxes were higher than the comparable period in 2015, but average sales margins were lower due to competitive pressures and weak economic conditions.
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. See Note 7 Divestitures / Spinoff on pages 56 and 57 of Item 8. Financial Statements and Supplementary Data for further discussion of the sale of this business. Net sales and operating profits beginning with the third quarter of 2016 reflect the results of the distribution operations of the business.
Global Cellulose Fibers
Demand for Cellulose Fibers products is closely correlated with changes in demand for absorbent hygiene products and is further affected by changes in currency rates that can benefit or hurt producers in different geographic regions. Principal cost drivers include manufacturing efficiency, raw material and energy costs and freight costs.

Global Cellulose Fibers
In millions	2016	2015	2014
Net Sales	$1,092	$975	$1,046
Operating Profit (Loss)	$(180)	$68	$61
Acquisition costs	31	—	—
Inventory fair value step-up amortization	19	—	—
Operating Profit Before Special Items	$(130)	$68	$61
Global Cellulose Fibers results for 2016 include net sales of $111 million and an operating loss of $(21) million (including $38 million of special items) associated with the newly acquired pulp business from the date of acquisition on December 1, 2016. See Note 6 Acquisitions and Joint Ventures on pages 54 through 56 of Item 8. Financial Statements and Supplementary Data for additional information about the acquisition. Net sales for 2016 increased 12% to $1.1 billion compared with $975 million in 2015 and 4% compared with $1.0 billion in 2014. Operating profits in 2016 were significantly lower than in both 2015 and 2014. Comparing 2016 with 2015, benefits from higher sales volumes ($10 million), lower input costs ($6 million), and lower other costs ($1 million) were offset by lower average sales price realizations and mix ($36 million), higher operating costs ($59 million) and higher planned maintenance downtime costs ($38 million). In addition, special items expense in 2016 was $50 million.
Sales volumes for the legacy business were higher for both fluff and market pulp. Average sales margins decreased, reflecting lower sales price realizations for both fluff pulp and softwood market pulp and an unfavorable mix resulting from the Riegelwood conversion and ramp-up. In Europe and Russia, average sales margins decreased due to competitive pressures. Input costs were slightly lower. Planned maintenance downtime costs were $38 million higher in 2016 primarily related to the Riegelwood mill. Operating costs were higher due to costs associated with the Riegelwood mill conversion.
Entering the first quarter of 2017, sales volumes will be higher due to the full-quarter impact of the acquisition. Average sales price realizations are expected to be stable and mix will continue to be challenged due to the ramp-up of the Riegelwood mill. Input costs are expected to increase primarily for wood. Planned maintenance downtime costs should be $47 million higher than in the fourth quarter of 2016 due to a large outage and capital investment project to upgrade the recovery boiler, turbine and power system at our Port Wentworth mill.
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

Printing Papers
In millions	2016	2015	2014
Net Sales	$4,058	$4,056	$4,674
Operating Profit (Loss)	$540	$465	$(77)
Courtland mill closure	—	—	554
Brazil tax amnesty	—	—	32
India legal contingency	—	—	(20)
Operating Profit Before Special Items	$540	$465	$489
Printing Papers net sales for 2016 of $4.1 billion were even with $4.1 billion in 2015, but decreased 13% compared with $4.7 billion in 2014. Operating profits in 2016 were 16% higher than in 2015 and significantly higher than in 2014. Comparing 2016 with 2015, benefits from higher sales volumes ($11 million), higher average sales price realizations and mix ($25 million), lower operating costs ($20 million), lower planned maintenance downtime costs ($23 million) and lower input costs ($4 million) were partly offset by higher other costs ($8 million).

North American Printing Papers
In millions	2016	2015	2014
Net Sales	$1,890	$1,942	$2,055
Operating Profit (Loss)	$236	$179	$(398)
Courtland mill closure	—	—	554
Operating Profit Before Special Items	$236	$179	$156
North American Printing Papers' sales volumes for 2016 were unchanged from 2015. Average sales price realizations decreased for both cutsize paper and rolls. Average sales margins were also impacted by an unfavorable mix. Input costs were lower, mainly for wood. Planned maintenance downtime costs were $24 million lower in 2016. Manufacturing operating costs also improved.
Entering the first quarter of 2017, sales volumes are expected to be seasonally higher. Average sales margins should decrease reflecting lower average sales price realizations partially offset by a more favorable geographic mix. Input costs are expected to be higher, primarily for energy. Planned maintenance downtime costs are expected to be about $23 million higher with outages scheduled in the 2017 first quarter.

Brazilian Papers
In millions	2016	2015	2014
Net Sales	$897	$878	$1,061
Operating Profit (Loss)	$173	$186	$177
Brazil tax amnesty	—	—	32
Operating Profit Before Special Items	$173	$186	$209
Brazilian Papers' sales volumes for in 2016 were lower compared with 2015 under weak economic conditions. Average sales price realizations improved for domestic uncoated freesheet paper due to the realization of price increases implemented in the first half of 2016. Sales prices to export markets decreased. Raw material costs increased for energy, wood, chemicals and virgin fiber. Operating costs were higher than in 2015, largely due to inflation. Planned maintenance downtime costs were $1 million lower.
Looking ahead to 2017, compared with the fourth quarter of 2016 sales volumes for uncoated freesheet paper in the first quarter are expected to be seasonally weaker in both domestic and export markets. Average sales price realizations should increase due to the implementation of a domestic sales price increase for both cutsize and offset paper. Input costs are expected to be slightly higher for chemicals and energy.

European Papers
In millions	2016	2015	2014
Net Sales	$1,109	$1,064	$1,321
Operating Profit (Loss)	$142	$111	$136
European Papers' sales volumes for uncoated freesheet paper in 2016 were higher in both Russia and Europe compared with 2015. Average sales price realizations improved for uncoated freesheet paper following price increases implemented in 2015 in Europe and in the first quarter of 2016 in Russia. Input costs were lower for wood, energy and chemicals in Europe, but were higher in Russia. Planned maintenance downtime costs were $4 million lower in 2016 than in 2015.
Entering 2017, sales volumes for uncoated freesheet paper in the first quarter are expected to be seasonally weaker in Russia but higher in Europe. Average sales price realizations are expected to be stable with price increases implemented in certain markets. Input costs should be slightly lower. Planned maintenance downtime costs should be $15 million lower than in the fourth quarter of 2016.

Indian Papers
In millions	2016	2015	2014
Net Sales	$167	$172	$178
Operating Profit (Loss)	$(11)	$(11)	$8
India legal contingency	—	—	(20)
Operating Profit Before Special Items	$(11)	$(11)	$(12)
Indian Papers' average sales price realizations in 2016 were slightly higher than in 2015. Sales volumes were flat. Input costs were lower for wood and chemicals. Operating costs were higher in 2016, while planned maintenance downtime costs were even with 2015. Looking ahead to the first quarter of 2017, sales volumes are expected to be slightly lower, but seasonally strong. Average sales price realizations are expected to be stable.

Consumer Packaging
Demand and pricing for Consumer Packaging products correlate closely with consumer spending and general economic activity. In addition to prices and volumes, major factors affecting the profitability of Consumer Packaging are raw material and energy costs, freight costs, manufacturing efficiency and product mix.

Consumer Packaging
In millions	2016	2015	2014
Net Sales	$1,955	$2,940	$3,403
Operating Profit (Loss)	$191	$(25)	$178
Riegelwood conversion costs net of proceeds from the sale of the Carolina coated bristols brand	9	8	—
Asia Coated Paperboard goodwill and PP&E impairment	—	174	—
NA Coated Paperboard sheet plant closures	—	2	8
Operating Profit Before Special Items	$200	$159	$186
Consumer Packaging net sales in 2016 decreased 34% to $2.0 billion from $2.9 billion in 2015, and decreased 43% from $3.4 billion in 2014. Operating profits increased significantly from 2015 and increased 7% from 2014. Comparing 2016 with 2015, benefits from lower operating costs ($78 million), lower planned maintenance downtime costs ($13 million) and lower input costs ($30 million) were partially offset by lower sales volumes ($20 million), lower average sales price realizations and mix ($56 million), and higher other costs ($4 million). In addition, special items expense was $9 million in 2016 and $184 million in 2015.

North American Consumer Packaging
In millions	2016	2015	2014
Net Sales	$1,628	$1,939	$1,993
Operating Profit (Loss)	$98	$81	$92
Riegelwood conversion costs net of proceeds from the sale of the Carolina coated bristols brand	9	8	—
NA Coated Paperboard sheet plant closures	—	2	8
Operating Profit Before Special Items	$107	$91	$100
North American Consumer Packaging coated paperboard sales volumes in 2016 were lower than in 2015 primarily due to our exit from the coated bristols market. Average sales price realizations decreased year over year due to competitive pressures. Input costs decreased for wood, chemicals and energy. Planned maintenance downtime costs were $11 million lower in 2016. Operating costs decreased, reflecting the impact of cost savings initiatives and lower depreciation expense.
Foodservice sales volumes decreased slightly in 2016 compared with 2015. Average sales margins decreased due to lower sales price realizations partially offset by lower resin costs and a more favorable mix. Operating costs were higher, while distribution costs were lower.
Looking ahead to the first quarter of 2017, Coated Paperboard sales volumes are expected to be seasonally higher than in the fourth quarter of 2016. Average sales price realizations are expected to be lower due to market pressures. Input costs are expected to be higher for energy and chemicals, partially offset by lower wood costs. Planned maintenance downtime costs should be $11 million lower with no maintenance outages scheduled in the first quarter. Foodservice sales volumes are expected to be seasonally lower. Sales margins are expected to continue under pressure, partially offset by lower operating costs.

European Consumer Packaging
In millions	2016	2015	2014
Net Sales	$327	$319	$365
Operating Profit (Loss)	$93	$87	$91
European Consumer Packaging's sales volumes in 2016 compared with 2015 increased in both Europe and Russia. Average sales price realizations were higher in Russia. In Europe average sales margins decreased reflecting lower average sales prices. Input cost, primarily for wood and energy were lower in Europe, but were higher in Russia. Planned maintenance downtime costs were $2 million lower in 2016.
Looking forward to the first quarter of 2017, compared with the fourth quarter of 2016, sales volumes are expected to increase. Average sales price realizations are expected to be flat in both Europe and Russia. Input costs are expected to be higher.

Asian Consumer Packaging
In millions	2016	2015	2014
Net Sales	$—	$682	$1,045
Operating Profit (Loss)	$—	$(193)	$(5)
Asia Coated Paperboard goodwill and PP&E impairment	—	174	—
Operating Profit Before Special Items	$—	$(19)	$(5)
The Company sold its 55% equity share in IP Asia Coated Paperboard (IP-Sun JV) in October 2015. See Note 7 Divestitures / Spinoff on pages 56 and 57 of Item 8. Financial Statements and Supplementary Data for further discussion of the sale of the IP Sun JV. Net sales and operating profits presented below include results through September 30, 2015.
Equity Earnings, Net of Taxes – Ilim Holding S.A.
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting.

The Company recorded equity earnings, net of taxes, related to Ilim of $199 million in 2016 compared with a loss of $131 million in 2015 and a loss of $194 million in 2014. Operating results recorded in 2016 included an after-tax non-cash foreign exchange gain of $25 million compared with an after-tax foreign exchange loss of $75 million in 2015 and an after-tax foreign exchange loss of $269 million in 2014 primarily on the remeasurement of Ilim's U.S. dollar-denominated net debt.
Sales volumes for the joint venture increased year over year for shipments to China of softwood pulp and linerboard, but decreased for hardwood pulp. Sales volumes in the domestic Russian market increased for softwood pulp, hardwood pulp and paper, but decreased for linerboard. Average sales price realizations were lower in 2016 for sales of softwood pulp and hardwood pulp to export markets and linerboard to the Russian domestic market, but were partially offset by higher average sales price realizations for sales of paper to export and domestic Russian markets. Input costs increased year-over-year for wood, chemicals and energy. Maintenance outage costs were also higher in 2016. The Company received cash dividends from the joint venture of $60 million in 2016, $35 million in 2015 and $56 million in 2014.
Entering the first quarter of 2017, sales volumes are expected to be seasonally lower than in the fourth quarter of 2016 due to the January holidays in China and the seasonal slowdown in Russia. Average sales price realizations are expected to increase for exported hardwood pulp, softwood pulp and for sales of paper in the domestic Russian market. Average sales price realizations for linerboard in the Russian domestic market are expected to be lower. Distribution costs and input costs for energy are projected to be higher.

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
Cash uses during 2016 were primarily focused on working capital requirements, capital spending, debt reductions, pension contributions, the acquisitions of the Weyerhaeuser pulp business and the mill asset in Madrid, and returning cash to shareholders.

Cash Provided by Operating Activities
Cash provided by operations totaled $2.5 billion in 2016 compared with $2.6 billion for 2015 and $3.1 billion for 2014. Cash provided by working capital components, accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other totaled $71 million in 2016, compared with a cash use of $222 million in 2015 and a cash use of $158 million in 2014.
The Company generated Free Cash Flow of approximately $1.9 billion, $1.8 billion and $2.1 billion in 2016, 2015 and 2014, respectively. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2016	2015	2014
Cash provided by operations	$2,478	$2,580	$3,077
Adjustments:
Cash invested in capital projects	(1,348)	(1,487)	(1,366)
Cash contribution to pension plan	750	750	353
Free Cash Flow	$1,880	$1,843	$2,064

In millions	Three Months Ended December 31, 2016	Three Months Ended September 30, 2016	Three Months Ended December 31, 2015
Cash provided by operations	$912	$341	$990
Adjustments:
Cash invested in capital projects	(445)	(266)	(489)
Cash contribution to pension plan	—	500	—
Free Cash Flow	$467	$575	$501

Investment Activities
Investment activities in 2016 were up from 2015 reflecting the purchase of Weyerhaeuser's pulp business for $2.2 billion in cash, the purchase of the Holmen business for $57 million in cash, net of cash acquired, and proceeds from the sale of the Asia Packaging business of $108 million, net of cash divested. In 2015, investment activity includes higher capital spending and the use of $198 million of cash in conjunction with the timber monetization restructuring (see Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 64 through 66 of Item 8. Financial Statements and Supplementary Data). In addition, 2014 investment activity includes the receipt of approximately $400 million in connection with the spin-off of the xpedx distribution business. The Company maintains an average capital spending target around depreciation or amortization levels or modestly above due to strategic plans over the course of an economic cycle. Capital spending was $1.3 billion in

2016, or 110% of depreciation and amortization, compared with $1.5 billion in 2015, or 115% of depreciation and amortization, and $1.4 billion, or 97% of depreciation and amortization in 2014. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 37.3% to 161.1% in 2016.
The following table shows capital spending for operations by business segment for the years ended December 31, 2016, 2015 and 2014.

In millions	2016	2015	2014
Industrial Packaging	$816	$858	$754
Global Cellulose Fibers	174	129	75
Printing Papers	215	232	243
Consumer Packaging	124	216	233
Subtotal	1,329	1,435	1,305
Corporate and other	19	52	61
Capital Spending	$1,348	$1,487	$1,366
Capital expenditures in 2017 are currently expected to be about $1.5 billion, or 107% of depreciation and amortization.
Acquisitions and Joint Ventures

See Note 6 Acquisitions and Joint Ventures on pages 54 through 56 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

Financing Activities

Amounts related to early debt extinguishment during the years ended December 31, 2016, 2015 and 2014 were as follows:

In millions	2016	2015	2014
Debt reductions (a)	$266	$2,151	$1,625
Pre-tax early debt extinguishment costs (b)	29	207	276

(a)
Reductions related to notes with interest rates ranging from 2.00% to 9.38% with original maturities from 2015 to 2030 for the years ended December 31, 2016, 2015 and 2014. Includes the $630 million payment for a portion of the Special Purpose Entity Liability for the year ended December 31, 2015 (see Note 12 Variable Interest Entities on pages 64 through 67 of Item 8. Financial Statements and Supplementary Data).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

2016: Financing activities during 2016 included debt issuances of $3.8 billion and retirements of $1.9 billion for a net increase of $1.9 billion.

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2016, International Paper had no interest rate swap contracts outstanding (see Note 14 Derivatives and Hedging Activities on pages 67 through 70 of Item 8. Financial Statements and Supplementary Data). During 2016, the amortization of deferred gains on previously terminated swaps had no impact on the weighted average cost of long-term recourse debt. The inclusion of the offsetting interest income from short-term investments reduced the effective rate from 5.3% to 4.8%.

In 2016, International Paper issued $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027, and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047, the proceeds from which were primarily used to fund the acquisition of Weyerhaeuser's pulp business. In addition, the Company repaid approximately $266 million of notes with an interest rate of 7.95% and an original maturity of 2018. Pre-tax early debt retirement costs of $29 million related to the debt repayments, including the $31 million of cash premiums, are included in restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2016.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2016, the Company had $165 million outstanding under this program.

Other financing activities during 2016 included the net repurchase of approximately 0.9 million shares of treasury stock, including restricted stock withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $132.3 million, including $100.1 million related to shares repurchased under the Company's share repurchase program.
In October 2016, International Paper announced that the quarterly dividend would be increased from $0.44 per share to $0.46 per share, effective for the 2016 fourth quarter.

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

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2015, International Paper had interest rate swaps with a total notional amount of $17 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 67 through 70 of Item 8. Financial Statements and Supplementary Data). During 2015, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 5.9% to an effective rate of 5.8%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 5.1%.

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

Other financing activities during 2015 included the net repurchase of approximately 8.0 million shares of treasury stock, including restricted stock withholding, and the issuance of 62,000 shares of common stock for various plans, including stock option exercises that generated approximately $2.4 million of cash. Repurchases of common stock and payments of restricted stock withholding taxes totaled $604.6 million, including $522.6 million related to shares repurchased under the Company's share repurchase program.
In October 2015, International Paper announced that the quarterly dividend would be increased from $0.40 per share to $0.44 per share, effective for the 2015 fourth quarter.
2014: Financing activities during 2014 included debt issuances of $2.0 billion and retirements of $2.1 billion, for a net decrease of $113 million.
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2014, International Paper had interest rate swaps with a total notional amount of $230 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 67 through 70 of Item 8. Financial Statements and Supplementary Data). During 2014, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 6.8% to an effective rate of 6.7%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 6.3%.
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
Liquidity and Capital Resources Outlook for 2017
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2017 through current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.1 billion available at December 31, 2016.
The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. The Company was in compliance with all its debt covenants at December 31, 2016 and was well below the thresholds stipulated under the covenants as defined in the credit agreements.
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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2016, were as follows:

In millions	2017	2018	2019	2020	2021	Thereafter
Maturities of long-term debt (a)	$239	$690	$433	$179	$612	$9,161
Lease obligations	119	91	69	51	38	125
Purchase obligations (b)	3,165	635	525	495	460	2,332
Total (c)	$3,523	$1,416	$1,027	$725	$1,110	$11,618

(a)	Total debt includes scheduled principal payments only.

(b)
Includes $2 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $1.1 billion relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.

(c)	Not included in the above table due to the uncertainty as to the amount and timing of the payment are unrecognized tax benefits of approximately $77 million.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. As of December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $620 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2016, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $3.4 billion higher than the fair value of plan assets. Approximately $3.0 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make contributions totaling $750 million for both years ended December 31, 2016 and 2015. At this time, we do not expect to have any required contributions to our plans in 2017, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates. International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016. Additional payments of $8 million and $9 million were made during the third and fourth quarters, respectively, due to mandatory cash payouts and a small lump sum payout, and the Pension Plan was subsequently remeasured at September 30, 2016 and December 31, 2016. As a result of settlement accounting, the Company recognized non-cash settlement charges of $3 million in both the third and fourth quarters of 2016.

Ilim Holding S.A. Shareholder’s Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $1.5 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
The impairment analysis requires a number of judgments by management. In calculating the estimated fair value of its reporting units in step one,

the Company uses the projected future cash flows to be generated by each unit, discounted using the estimated discount rate for each reporting unit. These calculations require many estimates, including discount rates, future growth rates, and cost and pricing trends for each reporting unit. Subsequent changes in economic and operating conditions can affect these assumptions and could result in additional interim testing and goodwill impairment charges in future periods. Upon completion, the resulting estimated fair values are then analyzed for reasonableness by comparing them to earnings multiples for historic industry business transactions, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s market price per share on the analysis date.

No goodwill impairment charges were recorded in 2016.

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
Benefit obligations and fair values of plan assets as of December 31, 2016, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$13,307	$10,312
U.S. nonqualified pension	376	—
U.S. postretirement	280	—
Non-U.S. pension	219	153
Non-U.S. postretirement	23	—
The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2016	2015	2014
Discount rate	4.10%	4.40%	4.10%
Rate of compensation increase	3.75%	3.75%	3.75%
Additionally, health care cost trend rates used in the calculation of U.S. postretirement obligations for the years shown were:

	2016	2015
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2022	2022

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

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2016 was 7.75%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2017 pension expense by approximately $26 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $33 million. The effect on net postretirement benefit cost from a 1%

increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2016	7.1%	2011	2.5%
2015	1.3%	2010	15.1%
2014	6.4%	2009	23.8%
2013	14.1%	2008	(23.6)%
2012	14.1%	2007	9.6%
The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 8.5% and 6.3% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2006 – 2016.

$1000
Dollars
$2,200
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
2006
2008
2010
2012
2014
2016
IP PENSION
S&P 500

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $341 million and $28 million, respectively.

Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2016	2015	2014	2013	2012
Pension expense
U.S. plans (non-cash)	$809	$461	$387	$545	$342
Non-U.S. plans	4	6	—	5	3
Postretirement expense
U.S. plans	13	8	7	(1)	(4)
Non-U.S. plans	1	5	7	7	1
Net expense	$827	$480	$401	$556	$342
The increase in 2016 U.S. pension expense principally reflects a decrease in the discount rate and a large settlement charge in 2016 related to the optional lump sum payout partially offset by a higher return on assets and lower amortization of actuarial losses.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as in 2016, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2018 (1)	2017 (1)
Pension expense
U.S. plans (non-cash)	$252	$310
Non-U.S. plans	3	4
Postretirement expense
U.S. plans	15	18
Non-U.S. plans	1	1
Net expense	$271	$333

(1)	Based on assumptions at December 31, 2016.
The Company estimates that it will record net pension expense of approximately $310 million for its U.S. defined benefit plans in 2017, with the decrease from expense of $809 million in 2016 mainly related to no expected settlement charges in 2017 and an increase in the assumed discount rate to 4.10% in 2017 from 4.05% in 2016, partially offset by a lower return on asset assumption of 7.50% in 2017, down from 7.75% in 2016.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2016 totaled approximately $10.3 billion, consisting of approximately 51% equity securities, 27% debt securities, 10% real estate and 12% other assets. Plan assets include an immaterial amount of International Paper common stock.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There are no required contributions to the U.S. qualified plan in 2017. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $21 million for the year ended December 31, 2016.
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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were 26%, 37% and 14% for 2016, 2015 and 2014, respectively. These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur in those years. Excluding these special items, the effective income tax rate for 2016 was 32% of pre-tax earnings compared with 33% in 2015 and 31% in 2014. We estimate that the 2017 effective income tax rate will be approximately 33% based on expected earnings and business conditions.
Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations", as amended. We allocate the total purchase price of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods.

RECENT ACCOUNTING DEVELOPMENTS
There were no new accounting pronouncements issued or effective during the fiscal year which have had or are expected to have a material impact on the Company’s consolidated financial statements. See Note 2 Recent Accounting Developments on pages 49 through 52 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 61 through 63 of Item  8. Financial Statements and Supplementary Data.
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
MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 Debt and Lines of Credit on pages 66 and 67 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 Derivatives and Hedging Activities on pages 67 through 70 of Item 8. Financial Statements and Supplementary Data.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2016 and 2015 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as, interest rate swaps, may be used to execute this strategy. At December 31, 2016 and 2015, the net fair value liability of financial instruments with exposure to interest rate risk was approximately $11.3 billion and $9.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $623 million and $565 million at December 31, 2016 and 2015, respectively.
Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contracts at December 31, 2016 and 2015 was approximately a $2 million and a $7 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $1 million at December 31, 2016 and 2015, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2016 and 2015, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $1 million liability and a $4 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $23 million and $30 million at December 31, 2016 and 2015, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 14 Derivatives and Hedging Activities on pages 67 through 70 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The Company completed the acquisition of Holmen Paper’s newsprint mill in Madrid, Spain as well as associated recycling operations and 50% ownership in a cogeneration facility in June 2016. Due to the timing of the acquisition we have excluded the Holmen operations from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2016, sales and assets for the former Holmen operations represented approximately 0.4% of net sales and 0.3% of total assets.

The Company completed the acquisition of Weyerhaeuser’s pulp business in December 2016. Due to the timing of the acquisition we have excluded the former Weyerhaeuser pulp business from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2016, sales and assets for the former Weyerhaeuser pulp business represented approximately 0.5% of net sales and 6.5% of total assets.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 41 and 42.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2016, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

CAROL L. ROBERTS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of International Paper Company:
We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of International Paper Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway

Commission, and our report dated February 22, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Holmen Paper’s newsprint mill in Madrid, Spain as well as the the associated recycling operations and a 50% a ownership in a cogeneration facility (collectively Holmen) and Weyerhaeuser’s pulp business, which were acquired on June 30, 2016 and December 1, 2016 respectively. Holmen constitutes 0.4% of net sales and 0.3% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2016. The former Weyerhaeuser pulp business constitutes 0.5% of net sales and 6.5% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Holmen or Weyerhaeuser pulp business. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 22, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2017

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2016	2015	2014
NET SALES	$21,079	$22,365	$23,617
COSTS AND EXPENSES
Cost of products sold	15,152	15,468	16,254
Selling and administrative expenses	1,575	1,645	1,793
Depreciation, amortization and cost of timber harvested	1,227	1,294	1,406
Distribution expenses	1,361	1,406	1,521
Taxes other than payroll and income taxes	164	168	180
Restructuring and other charges	54	252	846
Impairment of goodwill and other intangibles	—	137	100
Net (gains) losses on sales and impairments of businesses	70	174	38
Interest expense, net	520	555	607
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	956	1,266	872
Income tax provision (benefit)	247	466	123
Equity earnings (loss), net of taxes	198	117	(200)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	907	917	549
Discontinued operations, net of taxes	(5)	—	(13)
NET EARNINGS (LOSS)	902	917	536
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	(21)	(19)
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$904	$938	$555
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.21	$2.25	$1.33
Discontinued operations, net of taxes	(0.01)	—	(0.03)
Net earnings (loss)	$2.20	$2.25	$1.30
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.19	$2.23	$1.31
Discontinued operations, net of taxes	(0.01)	—	(0.02)
Net earnings (loss)	$2.18	$2.23	$1.29
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$909	$938	$568
Discontinued operations, net of taxes	(5)	—	(13)
Net earnings (loss)	$904	$938	$555

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2016	2015	2014
NET EARNINGS (LOSS)	$902	$917	$536
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $343, $186 and $154)	545	296	242
Pension and postretirement liability adjustments:
U.S. plans (less tax of $283, $206 and $798)	(451)	(329)	(1,253)
Non-U.S. plans (less tax of $4, $0 and $5)	3	(2)	(18)
Change in cumulative foreign currency translation adjustment	260	(1,042)	(876)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $3, $3 and $3)	(6)	(3)	10
Reclassification adjustment for (gains) losses included in net earnings (less tax of $3, $8 and $1)	(7)	12	(4)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	344	(1,068)	(1,899)
Comprehensive Income (Loss)	1,246	(151)	(1,363)
Net (Earnings) Loss Attributable to Noncontrolling Interests	2	21	19
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	2	6	12
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,250	$(124)	$(1,332)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2016	2015
ASSETS
Current Assets
Cash and temporary investments	$1,033	$1,050
Accounts and notes receivable, less allowances of $70 in 2016 and $70 in 2015	3,001	2,675
Inventories	2,438	2,228
Deferred income tax assets	299	312
Other current assets	198	212
Total Current Assets	6,969	6,477
Plants, Properties and Equipment, net	13,990	11,980
Forestlands	456	366
Investments	360	228
Financial Assets of Special Purpose Entities (Note 12)	7,033	7,014
Goodwill	3,364	3,335
Deferred Charges and Other Assets	1,173	1,131
TOTAL ASSETS	$33,345	$30,531
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$239	$426
Accounts payable	2,309	2,078
Accrued payroll and benefits	430	434
Other accrued liabilities	1,094	986
Total Current Liabilities	4,072	3,924
Long-Term Debt	11,075	8,844
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	6,284	6,277
Deferred Income Taxes	3,376	3,231
Pension Benefit Obligation	3,400	3,548
Postretirement and Postemployment Benefit Obligation	330	364
Other Liabilities	449	434
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2016 - 448.9 shares & 2015 – 448.9 shares	449	449
Paid-in capital	6,189	6,243
Retained earnings	4,818	4,649
Accumulated other comprehensive loss	(5,362)	(5,708)
	6,094	5,633
Less: Common stock held in treasury, at cost, 2016 – 37.671 shares and 2015 – 36.776 shares	1,753	1,749
Total Shareholders’ Equity	4,341	3,884
Noncontrolling interests	18	25
Total Equity	4,359	3,909
TOTAL LIABILITIES AND EQUITY	$33,345	$30,531

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2016	2015	2014
OPERATING ACTIVITIES
Net earnings (loss)	$902	$917	$536
Depreciation, amortization, and cost of timber harvested	1,227	1,294	1,414
Deferred income tax provision (benefit), net	136	281	(135)
Restructuring and other charges	54	252	881
Pension plan contribution	(750)	(750)	(353)
Periodic pension expense, net	809	461	387
Net (gains) losses on sales and impairments of businesses	70	174	38
Equity (earnings) losses, net of taxes	(198)	(117)	200
Impairment of goodwill and other intangible assets	—	137	100
Other, net	157	153	167
Changes in current assets and liabilities
Accounts and notes receivable	(94)	7	(97)
Inventories	11	(131)	(103)
Accounts payable and accrued liabilities	98	(89)	(18)
Interest payable	41	(17)	(18)
Other	15	8	78
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,478	2,580	3,077
INVESTMENT ACTIVITIES
Invested in capital projects	(1,348)	(1,487)	(1,366)
Acquisitions, net of cash acquired	(2,228)	—	—
Proceeds from divestitures	108	23	—
Proceeds from spinoff	—	—	411
Investment in Special Purpose Entities	—	(198)	—
Proceeds from sale of fixed assets	19	37	61
Other	(49)	(114)	34
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(3,498)	(1,739)	(860)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(132)	(605)	(1,062)
Issuance of common stock	—	2	66
Issuance of debt	3,830	6,873	1,982
Reduction of debt	(1,938)	(6,947)	(2,095)
Change in book overdrafts	—	(14)	30
Dividends paid	(733)	(685)	(620)
Acquisition of redeemable noncontrolling interest	—	—	(114)
Debt tender premiums paid	(31)	(211)	(269)
Other	(14)	(14)	(4)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	982	(1,601)	(2,086)
Effect of Exchange Rate Changes on Cash	21	(71)	(52)
Change in Cash and Temporary Investments	(17)	(831)	79
Cash and Temporary Investments
Beginning of the period	1,050	1,881	1,802
End of the period	$1,033	$1,050	$1,881

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2014	$447	$6,463	$4,446	$(2,759)	$492	$8,105	$179	$8,284
Issuance of stock for various plans, net	2	69	—	—	(212)	283	—	283
Repurchase of stock	—	—	—	—	1,062	(1,062)	—	(1,062)
xpedx spinoff	—	(287)	—	—	—	(287)	—	(287)
Dividends	—	—	(633)	—	—	(633)	—	(633)
Acquisition of redeemable noncontrolling interests	—	—	46	—	—	46	—	46
Remeasurement of redeemable noncontrolling interest	—	—	(5)	—	—	(5)	—	(5)
Comprehensive income (loss)	—	—	555	(1,887)	—	(1,332)	(31)	(1,363)
BALANCE, DECEMBER 31, 2014	449	6,245	4,409	(4,646)	1,342	5,115	148	5,263
Issuance of stock for various plans, net	—	35	—	—	(198)	233	—	233
Repurchase of stock	—	—	—	—	605	(605)	—	(605)
Dividends	—	—	(698)	—	—	(698)	—	(698)
Transactions of equity method investees	—	(37)	—	—	—	(37)	—	(37)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(96)	(96)
Comprehensive income (loss)	—	—	938	(1,062)	—	(124)	(27)	(151)
BALANCE, DECEMBER 31, 2015	449	6,243	4,649	(5,708)	1,749	3,884	25	3,909
Issuance of stock for various plans, net	—	(6)	—	—	(128)	122	—	122
Repurchase of stock	—	—	—	—	132	(132)	—	(132)
Dividends	—	—	(743)	—	—	(743)	—	(743)
Transactions of equity method investees	—	(48)	—	—	—	(48)	—	(48)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other	—	—	8	—	—	8	—	8
Comprehensive income (loss)	—	—	904	346	—	1,250	(4)	1,246
BALANCE, DECEMBER 31, 2016	$449	$6,189	$4,818	$(5,362)	$1,753	$4,341	$18	$4,359
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

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates. Prior-period amounts have been adjusted to conform with current year presentation.

During the fourth quarter of 2016, the Company finalized its purchase of Weyerhaeuser's pulp business (see Note 6). Subsequent to the acquisition, the Company began reporting Global Cellulose Fibers as a separate business segment in the fourth quarter of 2016 due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers' business segment and included in the new Global Cellulose Fibers business segment for all prior periods to conform with current year presentation.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings (loss) of $198 million, $117 million and $(200) million in 2016, 2015 and 2014, respectively.

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

FORESTLANDS

At December 31, 2016, International Paper and its subsidiaries owned or managed approximately 329,000 acres of forestlands in Brazil, and through licenses and forest management agreements, had harvesting rights on government-owned forestlands in Russia. Costs attributable to timber are expensed as trees are cut. The rate charged is determined annually based on the relationship of incurred costs to estimated current merchantable volume.

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

In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit, discounted for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required. See Note 9 for further discussion.

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

VARIABLE INTEREST ENTITIES

In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." Under consolidation guidance in ASU 2015-02 issued by the FASB in 2015, a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under the new guidance, the single decision maker will consider that indirect interest on a proportionate basis. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. This guidance should be applied retrospectively to all relevant prior periods beginning with the fiscal years in which ASU 2015-02 was initially applied. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and will adopt this ASU in the first quarter of 2017.

INCOME TAXES

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs rather than defer the income tax effects which is current practice. This new guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): "Balance Classification of Deferred Taxes." This ASU requires entities to offset all deferred tax assets and liabilities (and valuation allowances) for each tax-paying jurisdiction within each tax-paying component. The net deferred tax must be presented as a single noncurrent amount. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance and will adopt this ASU in the first quarter of 2017.

CASH FLOW CLASSIFICATION
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): "Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)." This ASU adds or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods with those years and must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company early adopted this guidance during 2016 with no material impact on the consolidated financial statements.
STOCK COMPENSATION
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting." Under this new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur and will therefore impact the Company's effective tax rate. This guidance replaces current guidance which requires tax benefits that exceed compensation costs (windfalls) to be recognized in equity. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows rather than financing activities as they are currently classified. In addition, the new guidance will allow companies to provide net settlement of stock-based compensation to cover tax withholding as long as the net settlement doesn't exceed the maximum individual statutory tax rate in the employee's tax jurisdiction. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

INVESTMENTS - EQUITY METHOD AND JOINT VENTURES
In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): "Simplifying the Transition to the Equity Method of Accounting." The amendments in the ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and should be applied prospectively upon the effective date. Early adoption is permitted. The Company early adopted this guidance during 2016 with no material impact on the consolidated financial statements.

DERIVATIVES AND HEDGING
Also in March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): "Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships." The amendments in this ASU apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, and allows for the amendments to be applied on either a prospective basis or a modified retrospective basis. The Company early adopted this guidance during 2016 with no material impact on the consolidated financial statements.

LEASES
In February 2016, the FASB issued ASU 2016-02, Leases Topic (842): "Leases." This ASU will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting will remain substantially similar to current U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, and mandates a modified retrospective transition method for all entities. The Company expects to adopt this guidance using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope operating and finance leases but we are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

BUSINESS COMBINATIONS
In September 2015, the FASB issued ASU 2015-16, "Business Combinations - Simplifying the Accounting for Measurement Period Adjustments." This ASU provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date. The Company adopted this guidance during 2016 with no material impact on the consolidated financial statements.

INVENTORY

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): "Simplifying the Measurement of Inventory." This ASU provides that entities should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The Company early adopted this guidance during 2016 with no material impact on the consolidated financial statements.

FAIR VALUE MEASUREMENT

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." This guidance eliminates the existing requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (NAV) using the practical expedient in ASC 820. Instead entities are required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and should be applied retrospectively. The

Company adopted the provisions of this guidance in 2016 with no material impact on the consolidated financial statements.
DEBT ISSUANCE COSTS
In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30: Simplifying the Presentation of Debt Issuance Costs)," which simplifies the balance sheet presentation of the costs for issuing debt. This ASU was effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The application of the requirements of this guidance did not have a material effect on the consolidated financial statements.

REVENUE RECOGNITION
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method; however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date by one year making the guidance effective for annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015 and 2016, all of which, have the same effective date as the original guidance.

We are currently evaluating the impact of ASU 2014-09 and all related ASU's on our consolidated financial statements. We plan to adopt the new revenue guidance effective January 1, 2018 using the full retrospective transition method. The Company does not expect the impact on its consolidated financial statements to be material and we anticipate the primary impact to be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2016	2015	2014
Earnings (loss) from continuing operations	$909	$938	$568
Effect of dilutive securities	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$909	$938	$568
Average common shares outstanding	411.1	417.4	427.7
Effect of dilutive securities:
Restricted performance share plan	4.5	3.2	4.2
Stock options (a)	—	—	0.1
Average common shares outstanding – assuming dilution	415.6	420.6	432.0
Basic earnings (loss) per share from continuing operations	$2.21	$2.25	$1.33
Diluted earnings (loss) per share from continuing operations	$2.19	$2.23	$1.31

(a)
Options to purchase shares were not included in the computation of diluted common shares outstanding if their exercise price exceeded the average market price of the Company’s common stock for each respective reporting date.

NOTE 4 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the year ended December 31, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2015	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	(448)	263	(6)	(191)
Amounts reclassified from accumulated other comprehensive income	545	(3)	(7)	535
Net Current Period Other Comprehensive Income	97	260	(13)	344
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	2	—	2
Balance as of December 31, 2016	$(3,072)	$(2,287)	$(3)	$(5,362)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2015:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2014	$(3,134)	$(1,513)	$1	$(4,646)
Other comprehensive income (loss) before reclassifications	(331)	(1,002)	(3)	(1,336)
Amounts reclassified from accumulated other comprehensive income	296	(40)	12	268
Net Current Period Other Comprehensive Income	(35)	(1,042)	9	(1,068)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	6	—	6
Balance as of December 31, 2015	$(3,169)	$(2,549)	$10	$(5,708)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the year ended December 31, 2014:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance as of December 31, 2013	$(2,105)	$(649)	$(5)	$(2,759)
Other comprehensive income (loss) before reclassifications	(1,271)	(863)	10	(2,124)
Amounts reclassified from accumulated other comprehensive income	242	(13)	(4)	225
Net Current Period Other Comprehensive Income	(1,029)	(876)	6	(1,899)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	12	—	12
Balance as of December 31, 2014	$(3,134)	$(1,513)	$1	$(4,646)

(a) All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three years ended:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (a)				Location of Amount Reclassified from AOCI
	2016	2015	2014
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(37)	$(33)	$(17)	(b)	Cost of products sold
Actuarial gains/(losses)	(851)	(449)	(379)	(b)	Cost of products sold
Total pre-tax amount	(888)	(482)	(396)
Tax (expense)/benefit	343	186	154
Net of tax	(545)	(296)	(242)
Change in cumulative foreign currency translation adjustments:
Business acquisition/divestiture	3	40	13		Net (gains) losses on sales and impairments of businesses or Retained earnings
Tax (expense)/benefit	—	—	—
Net of tax	3	40	13
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	10	(20)	3	(c)	Cost of products sold
Total pre-tax amount	10	(20)	3
Tax (expense)/benefit	(3)	8	1
Net of tax	7	(12)	4
Total reclassifications for the period	$(535)	$(268)	$(225)

(a) Amounts in parentheses indicate debits to earnings/loss.
(b) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 14 for additional details).

NOTE 5 RESTRUCTURING CHARGES AND OTHER ITEMS

2016: During 2016, total restructuring and other charges of $54 million before taxes were recorded. These charges included:

In millions	2016
Early debt extinguishment costs (see Note 13)	$29
India packaging evaluation write-off	17
Gain on sale of investment in Arizona Chemical	(8)
Riegelwood mill conversion costs (a)	9
Turkey mill closure (b)	7
Total	$54

(a)	Includes $3 million of accelerated depreciation, $3 million of inventory write-off charges and $3 million of other charges.

(b)	Includes $4 million of accelerated depreciation and $3 million of severance charges which is related to 85 employees.

2015: During 2015, total restructuring and other charges of $252 million before taxes were recorded. These charges included:

In millions	2015
Early debt extinguishment costs (see Note 13)	$207
Timber monetization restructuring	16
Legal liability reserve adjustment	15
Riegelwood mill conversion costs net of proceeds from the sale of Carolina Coated Bristols brand (a)	8
Other	6
Total	$252

(a)	Includes $5 million of severance charges, which is related to 69 employees, $24 million of accelerated depreciation, sale proceeds of $22 million and $1 million of other charges.

2014: During 2014, total restructuring and other charges of $846 million before taxes were recorded. These charges included:

In millions	2014
Early debt extinguishment costs (see Note 13)	$276
Courtland mill shutdown (a)	554
Other (b)	16
Total	$846

(a) Includes $464 million of accelerated depreciation, $24 million of inventory impairment charges, $26 million of severance charges related to 49 employees and $40 million of other charges which are recorded in the Printing Papers segment.
(b) Includes $15 million of severance charges related to 908 employees.

NOTE 6 ACQUISITIONS AND JOINT VENTURES

WEYERHAEUSER PULP BUSINESS

2016: On December 1, 2016, the Company finalized the purchase of Weyerhaeuser's pulp business for approximately $2.2 billion in cash, subject to post-closing adjustments. Under the terms of the agreement, International Paper acquired four fluff pulp mills, one northern bleached softwood kraft mill and two converting facilities of modified fiber, located in the United States, Canada and Poland.

The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the newly acquired pulp business's results of operations have been included in International Paper's consolidated financial statements beginning with the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of December 1, 2016.

In millions
Cash and temporary investments	$12
Accounts and notes receivable	195
Inventory	254
Other current assets	11
Plants, properties and equipment	1,711
Goodwill	19
Other intangible assets	212
Deferred charges and other assets	6
Total assets acquired	2,420
Accounts payable and accrued liabilities	111
Long-term debt	104
Other long-term liabilities	22
Total liabilities assumed	237
Net assets acquired	$2,183

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

In connection with the purchase price allocation, inventories were written up by $33 million to their estimated fair value. During December 2016, $19 million before taxes ($12 million after taxes) were expensed to Cost of products sold as the related inventory was sold.

Since the date of acquisition, Net sales of $111 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $(21) million from the acquired business have been included in the Company's consolidated statement of operations. Additionally, Selling and administrative expenses for 2016 include $28 million in charges before taxes ($18 million after taxes) for integration costs associated with the acquisition.

The identifiable intangible assets acquired in connection with the acquisition of the Weyerhaeuser pulp business included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships and lists	$95	24 years
Trade names, patents, trademarks and developed technology	113	8 years
Other	4	10 years
Total	$212

On an unaudited pro forma basis, assuming the acquisition of the newly acquired pulp business had closed January 1, 2015, the consolidated results would have reflected Net sales of $22.4 billion and $23.9 billion and Earnings (loss) from continuing operations before income taxes and equity earnings of $1.1 billion and $1.4 billion for the years ended December 31, 2016 and 2015, respectively.

The 2016 pro forma information includes adjustments for additional amortization expense on identifiable intangible assets of $18 million and eliminating the write-off of the estimated fair value of inventory of $19 million and non-recurring integration costs associated with the acquisition of $30 million.

The 2015 pro forma information includes adjustments for additional amortization expense on identifiable intangible assets of $18 million, non-recurring integration costs associated with the acquisition of $30 million, and incremental expense of $33 million associated with the write-off of the estimated fair value of inventory.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operations as if the transaction described above would have occurred as of January 1, 2015, nor is it necessarily an indicator of future results.

HOLMEN PAPER NEWSPRINT MILL

2016: On June 30, 2016, the Company completed the previously announced acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the agreement, International Paper purchased the Madrid newsprint mill, as well as, associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill during the second half of 2017 to produce recycled containerboard with an expected capacity of 419,000 tons. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.
The Company's aggregated purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using June 30, 2016 exchange rate). The measurement period adjustments recognized in the third and fourth quarters of 2016 were to reallocate the purchase price from property, plant and equipment to the specific asset and liability balance sheet line items. Approximately $60 million of the purchase price was allocated to property, plant and equipment, $14 million to current assets (primarily cash and accounts receivable), $7 million to equity method investments, $3 million to long-term assets, $9 million to short-term liabilities and $16 million to long-term liabilities related to a supply contract entered into with the seller. The initial valuation amounts are not considered complete as of December 31, 2016 as tax implications of the valuation amounts are still being considered, however, their impacts are not expected to be material to the Company. The amount of revenue and earnings recognized since the acquisition date are $90 million and a net loss of $2 million, respectively, for the year ended December 31, 2016. Pro forma information related to the acquisition of the Holmen businesses has not been included as it is impractical to obtain the information due to the lack of availability of financial data and does not have a material effect on the Company's consolidated results of operations.

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

In the fourth quarter of 2016, International Paper released the amount held back for indemnification obligations, net of certain claims. Cash of $10 million was paid to Jari, which included $3 million of accrued interest. The remaining unpaid balance of $12 million was reversed in the third quarter of 2016 with $8 million recorded to Retained earnings as a final purchase price adjustment, and $3 million to interest expense.

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

All historical operating results for xpedx are included in Discontinued operations, net of tax, in the accompanying consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the xpedx spinoff for all periods presented in the consolidated statement of operations:

In millions	2014
Net Sales	$2,604
Costs and Expenses
Cost of products sold	2,309
Selling and administrative expenses	191
Depreciation, amortization and cost of timber harvested	9
Distribution expenses	69
Restructuring and other charges	25
Impairment of goodwill and other intangibles	—
Other, net	3
Earnings (Loss) Before Income Taxes and Equity Earnings	(2)
Income tax provision (benefit)	(1)
Discontinued Operations, Net of Taxes (a)	$(1)

(a) These amounts, along with those disclosed below related to the Temple-Inland Building Products divestitures, are included in Discontinued operations, net of tax, in the consolidated statement of operations.

Total cash provided by operations related to xpedx of $29 million for 2014 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to xpedx of $3 million for 2014 is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

OTHER DIVESTITURES AND IMPAIRMENTS

2016: On March 14, 2016, the Company announced that it had entered into a definitive agreement to sell its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. The sale of this business was completed on June 30, 2016. Under the terms of the transaction and after post-closing adjustments, International Paper received a total of approximately RMB 957 million (approximately $144 million at the June 30, 2016 exchange rate), which included the buyer's assumption of a liability for outstanding loans of approximately $55 million. Based on the final sales price, a determination was made that the current book value of the asset group was not recoverable. As a result, a combined pre-tax charge of $46 million was recorded during 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million for severance that was contingent upon the sale of this business. The 2016 net loss totaling $70 million related to the impairment and severance of IP Asia Packaging is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

The final purchase price payment of RMB 20 million (approximately $3 million at the December 31, 2016 exchange rate) was received in the fourth quarter of 2016. The remaining payments to be received relate to the assumed loans which total $14 million and are payable up to three years from the closing of the sale.
The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's consolidated statement of operations were $83 million, $8 million and $70 million for years ended December 31, 2016, 2015 and 2014, respectively.

2015: On October 13, 2015, the Company finalized the sale of its 55% interest in IP Asia Coated Paperboard (IP-Sun JV) business, within the Company's Consumer Packaging segment, to its Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd. for RMB 149 million (approximately USD $23 million). During the third quarter of 2015, a determination was made that the current book value of the asset group was not recoverable. As a result, the net pre-tax impairment charge of $174 million ($113 million after taxes) was recorded to write down the long-lived assets of this business to their estimated fair value. The impairment charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015 and 2014 were $19 million and $12 million, respectively. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the years ended December 31, 2015 and 2014 were $226 million and $51 million, respectively.

2014: During 2014, the Company recorded a net pre-tax charge of $47 million ($36 million after taxes) for the loss on the sale of a business by our equity method investee, ASG (formerly referred to as AGI-Shorewood), and the subsequent partial impairment of this ASG investment.

The 2014 net loss totaling $38 million, including the ASG impairment discussed above, related to other divestitures and impairments is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $757 million and $738 million at December 31, 2016 and 2015, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2016	2015
Accounts and notes receivable:
Trade	$2,759	$2,480
Other	242	195
Total	$3,001	$2,675

INVENTORIES

In millions at December 31	2016	2015
Raw materials	$296	$339
Finished pulp, paper and packaging products	1,381	1,248
Operating supplies	661	563
Other	100	78
Inventories	$2,438	$2,228

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 79% of total raw materials and finished products inventories were valued using this method. If the first-in, first-out method had been used, it would have increased total inventory balances by approximately $376 million and $345 million at December 31, 2016 and 2015, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2016	2015
Pulp, paper and packaging facilities	$34,259	$31,466
Other properties and equipment	1,311	1,242
Gross cost	35,570	32,708
Less: Accumulated depreciation	21,580	20,728
Plants, properties and equipment, net	$13,990	$11,980

Depreciation expense was $1.2 billion, $1.2 billion and $1.3 billion for the years ended December 31, 2016, 2015 and 2014, respectively.

INTEREST

Interest payments of $682 million, $680 million and $718 million were made during the years ended December 31, 2016, 2015 and 2014, respectively.

Amounts related to interest were as follows:

In millions	2016	2015	2014
Interest expense (a)	$695	$644	$677
Interest income (a)	175	89	70
Capitalized interest costs	28	25	23

(a)
Interest expense and interest income exclude approximately $25 million and $38 million in 2015 and 2014, respectively, related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

NOTE 9 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following tables present changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2016 and 2015:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2016
Goodwill	$3,325		$—		$2,124		$1,664	$7,113
Accumulated impairment losses (a)	(237)		—		(1,877)		(1,664)	(3,778)
	3,088		—		247		—	3,335
Reclassifications and other (b)	(4)		—		33		—	29
Additions/reductions	(5)	(c)	19	(d)	(14)	(e)	—	—
Impairment loss	—		—		—		—	—
Balance as of December 31, 2016
Goodwill	3,316		19		2,143		1,664	7,142
Accumulated impairment losses (a)	(237)		—		(1,877)		(1,664)	(3,778)
Total	$3,079		$19		$266		$—	$3,364

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.

(d)	Reflects the acquisition of the newly acquired pulp business.

(e)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers		Consumer Packaging		Total
Balance as of January 1, 2015
Goodwill	$3,396		$—	$2,234		$1,784		$7,414
Accumulated impairment losses (a)	(100)		—	(1,877)		(1,664)		(3,641)
	3,296		—	357		120		3,773
Reclassifications and other (b)	(70)		—	(95)		(3)		(168)
Additions/reductions	(1)		—	(15)	(c)	(117)	(d)	(133)
Impairment loss	(137)	(e)	—	—		—		(137)
Balance as of December 31, 2015
Goodwill	3,325		—	2,124		1,664		7,113
Accumulated impairment losses (a)	(237)		—	(1,877)		(1,664)		(3,778)
Total	$3,088		$—	$247		$—		$3,335

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(d)	Reduction due to the sale and de-consolidation of Shandong Sun joint venture in Asia.

(e)	Reflects a charge for goodwill impairment related to our Brazil Industrial Packaging business.

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of its Brazil Packaging business and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2016		2015
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$605	$211	$495	$166
Non-compete agreements	69	64	69	56
Tradenames, patents and trademarks, and developed technology	173	56	61	54
Land and water rights	10	2	33	6
Software	21	20	22	20
Other	48	26	46	29
Total	$926	$379	$726	$331

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2016	2015	2014
Amortization expense related to intangible assets	$54	$60	$73

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2017 – $60 million, 2018 – $53 million, 2019 – $51 million, 2020 – $51 million, 2021 – $51 million, and cumulatively thereafter – $275 million.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2016	2015	2014
Earnings (loss)
U.S.	$573	$1,147	$565
Non-U.S.	383	119	307
Earnings (loss) from continuing operations before income taxes and equity earnings	$956	$1,266	$872

The provision (benefit) for income taxes (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2016	2015	2014
Current tax provision (benefit)
U.S. federal	$35	$62	$175
U.S. state and local	—	12	9
Non-U.S.	76	111	74
	$111	$185	$258
Deferred tax provision (benefit)
U.S. federal	$138	$321	$(67)
U.S. state and local	23	30	5
Non-U.S.	(25)	(70)	(73)
	$136	$281	$(135)
Income tax provision (benefit)	$247	$466	$123

The Company’s deferred income tax provision (benefit) includes a $18 million provision, a $3 million provision and a $13 million benefit for 2016, 2015 and 2014, respectively, for the effect of changes in non-U.S. and U.S. state tax rates.

International Paper made income tax payments, net of refunds, of $90 million, $149 million and $172 million in 2016, 2015 and 2014, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2016	2015	2014
Earnings (loss) from continuing operations before income taxes and equity earnings	$956	$1,266	$872
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	335	443	305
State and local income taxes	15	27	10
Tax rate and permanent differences on non-U.S. earnings	(27)	(44)	(72)
Net U.S. tax on non-U.S. dividends	21	12	16
Tax benefit on manufacturing activities	(12)	(14)	(46)
Non-deductible business expenses	9	8	7
Non-deductible impairments	—	109	35
Sale of non-strategic assets	12	(61)	—
Tax audits	(14)	—	—
Subsidiary liquidation	(63)	—	(85)
Retirement plan dividends	(6)	(5)	(5)
Tax credits	(28)	(15)	(34)
Other, net	5	6	(8)
Income tax provision (benefit)	$247	$466	$123
Effective income tax rate	26%	37%	14%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2016 and 2015, were as follows:

In millions	2016	2015
Deferred income tax assets:
Postretirement benefit accruals	$165	$172
Pension obligations	1,344	1,403
Alternative minimum and other tax credits	270	283
Net operating and capital loss carryforwards	662	732
Compensation reserves	257	265
Other	251	244
Gross deferred income tax assets	2,949	3,099
Less: valuation allowance	(403)	(430)
Net deferred income tax asset	$2,546	$2,669
Deferred income tax liabilities:
Intangibles	$(231)	$(271)
Plants, properties and equipment	(2,828)	(2,727)
Forestlands, related installment sales, and investment in subsidiary	(2,260)	(2,253)
Gross deferred income tax liabilities	$(5,319)	$(5,251)
Net deferred income tax liability	$(2,773)	$(2,582)

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred income tax assets, Deferred charges and other assets, Other accrued liabilities, and Deferred income taxes. There is a decrease in deferred income tax assets principally relating to the tax impact of changes in qualified pension liabilities and the utilization of tax credits and net operating loss carryforwards. Deferred tax liabilities increased primarily due to tax greater than book depreciation. Of the $2.3 billion forestlands, related installment sales, and investment in subsidiary deferred tax liability, $1.4 billion is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $831 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 12). Certain tax attributes reflected on our tax returns as filed differ from those reflected in the deferred income tax accounts due to uncertain tax benefits.

The valuation allowance for deferred income tax assets as of December 31, 2016, 2015 and 2014 was $403 million, $430 million and $415 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2016 and 2015 was a decrease of $27 million and an increase of $15 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

In millions	2016	2015	2014
Balance at January 1	$(150)	$(158)	$(161)
(Additions) reductions based on tax positions related to current year	(4)	(6)	(15)
Additions for tax positions of prior years	(3)	(6)	(1)
Reductions for tax positions of prior years	33	7	9
Settlements	19	2	—
Expiration of statutes of limitations	5	4	2
Currency translation adjustment	2	7	8
Balance at December 31	$(98)	$(150)	$(158)

Included in the balance at December 31, 2016, 2015 and 2014 are $0 million, $1 million and $1 million, respectively, for tax positions for which the ultimate benefits are highly certain, but for which there is uncertainty about the timing of such benefits. However, except for the possible effect of any penalties, any disallowance that would change the timing of these benefits would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $22 million and $34 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2016 and 2015, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2003 through 2015 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Pending audit settlements and the expiration of statute of limitations could reduce the uncertain tax positions by $5 million during the next twelve months. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

Included in the Company’s 2016, 2015 and 2014 income tax provision (benefit) are $(74) million, $(121) million and $(453) million, respectively, related to special items. The components of the net provisions related to special items were as follows:

In millions	2016	2015	2014
Special items	$(51)	$(84)	$(372)
Tax-related adjustments:
Return to accrual	23	23	—
Internal restructurings	(63)	(62)	(90)
Settlement of tax audits and legislative changes	(14)	—	10
Tax rate changes	23	—	—
Other tax adjustments	8	2	(1)
Income tax provision (benefit) related to special items	$(74)	$(121)	$(453)

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2017 Through 2026	2027 Through 2036	Indefinite	Total
U.S. federal and non-U.S. NOLs	$67	$9	$455	$531
State taxing jurisdiction NOLs	139	52	—	191
U.S. federal, non- U.S. and state tax credit carryforwards	176	21	183	380
U.S. federal and state capital loss carryforwards	22	—	—	22
Total	$404	$82	$638	$1,124

Deferred income taxes are not provided for temporary differences of approximately $5.9 billion, $5.7 billion and $5.2 billion as of December 31, 2016, 2015 and 2014, respectively, representing earnings of non-U.S. subsidiaries intended to be permanently reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

Weyerhaeuser Company’s Containerboard, Packaging and Recycling business and the 2016 acquisition of Weyerhaeuser's pulp business.

At December 31, 2016, total future minimum commitments under existing non-cancelable operating leases and purchase obligations were as follows:

In millions	2017	2018	2019	2020	2021	Thereafter
Lease obligations	$119	$91	$69	$51	$38	$125
Purchase obligations (a)	3,165	635	525	495	460	2,332
Total	$3,284	$726	$594	$546	$498	$2,457

(a)
Includes $2.0 billion relating to fiber supply agreements entered into at the time of the Company’s 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $1.1 billion relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.

Rent expense was $161 million, $170 million and $154 million for 2016, 2015 and 2014, respectively.

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

ENVIRONMENTAL AND LEGAL PROCEEDINGS
Environmental

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet. Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $134 million in the aggregate as of December 31, 2016. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $50 million to address the selection of an alternative for the soil remediation component of the overall site remedy, which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $50 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
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

•
In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. The Company responded to the special notice letter. In December 2016, EPA issued a unilateral administrative order to the Company and other PRPs to perform the remedy. The unilateral administrative order has not yet become effective and the Company is evaluating its response.

•
In April 2016, the EPA issued a separate unilateral administrative order to the Company and certain other PRPs for a time-critical removal action (TCRA) of PCB-contaminated sediments from a different portion of the site. The Company responded to the unilateral administrative order and agreed along with two other parties to comply with the order subject to its sufficient cause defenses.

•
In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill. The record of decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in late December 2016.

The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and except as noted above, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

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
Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (the San Jacinto River Superfund Site) in Harris County, Texas. The PRPs have been actively participating in the activities at the site. In September 2016, the EPA issued a proposed remedial action plan (PRAP) for the site, which identifies the preferred remedy as the removal of the contaminated material currently protected by an armored cap. In addition, the EPA selected a preferred remedy for the separate southern impoundments that requires offsite disposal. The PRPs submitted comments on the PRAP. At this stage, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

In December 2011, Harris County, Texas filed a suit against the Company seeking civil penalties with regard to the alleged discharge of dioxin into the San Jacinto River from the San Jacinto River Superfund Site. In November 2014, International Paper secured a zero liability jury verdict and the Texas Court of Appeals affirmed in 2016. Harris County did not seek to appeal, nor file for an extension, before the Supreme Court of Texas prior to the filing deadline. The Company is also defending a lawsuit related to the San Jacinto River Superfund Site brought by approximately 400 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.
Antitrust
Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover unspecified treble damages and attorneys' fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the District Court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of

Appeals for the Seventh Circuit granted the defendants' petition to appeal, and on August 4, 2016, affirmed the District Court's decision on all counts. We will continue to aggressively defend this case, including challenges to class certification. Likewise, in June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.), was filed in federal court in Wisconsin. The Ashley Furniture lawsuit closely tracks the allegations found in the Kleen Products complaint but also asserts Wisconsin state antitrust claims. Moreover, in January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action. The Company disputes the allegations made and is vigorously defending each action. However, because the Kleen Products action is in the pretrial motions stage and the Tennessee and Ashley Furniture actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Tax
On October 16, 2015, the Company was notified of a $110 million tax assessment issued by the state of Sao Paulo, Brazil for tax years 2011 through 2013. The assessment pertains to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax.  This assessment is in the preliminary stage. The Company does not believe that a material loss is probable. During the second quarter of 2016, the Company received a favorable first instance judgment vacating the State's assessment. The Company anticipates that the State will appeal the judgment.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, labor and employment, contracts, sales of property, intellectual property and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

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

Following the 2006 sale of forestlands and creation of the Entities discussed above, the Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes. Also during 2006, the Entities acquired approximately $4.8 billion of International Paper debt obligations for cash, resulting in a total of approximately $5.2 billion of International Paper debt obligations held by the Entities at December 31, 2006. The various agreements entered into in connection with these transactions provided that International Paper had, and intended to effect, a legal right to offset its obligation under these debt instruments with its investments in the Entities and despite the offset treatment, these remained debt obligations of International Paper. The use of the Entities facilitated the monetization of the credit enhanced Timber Notes in a cost effective manner by increasing borrowing capacity and lowering the interest rate, while providing for the offset accounting treatment described above. Additionally, the monetization structure preserved the $1.4 billion tax deferral that resulted from the 2006 forestlands sales.

During 2015, International Paper initiated a series of actions in order to extend the 2006 monetization structure and maintain the long-term nature of the $1.4 billion deferred tax liability. First, International Paper acquired the Class A interests in the Investor Entities from a third party for $198 million in cash. As a result, International Paper became the owner of all of the Class

A and Class B interests in the Entities and became the primary beneficiary of the Entities. The assets and liabilities of the Entities, primarily consisting of the Timber Notes and third party bank loans, were recorded at fair value as of the acquisition date of the Class A interests.

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

During the fourth quarter of 2015, International Paper extended the maturity date on the Timber Notes for an additional 5 years. The Timber Notes are shown in Financial assets of special purpose entities on the accompanying consolidated balance sheet and mature in August 2021 unless extended for an additional 5 years. These notes are supported by approximately $4.8 billion of irrevocable letters of credit. In addition, the Company extinguished the 2015 Refinance Loans scheduled to mature in May 2016 and entered into new nonrecourse third party bank loans totaling approximately $4.2 billion (the Extension Loans). Provisions of loan agreements related to approximately $1.1 billion of the Extension Loans require the bank issuing letters of credit supporting the Timber Notes pledged as collateral to maintain a credit rating at or above a specified threshold. In the event the credit rating of the letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution. The Extension Loans are shown in Nonrecourse financial liabilities of special purpose entities on the accompanying consolidated balance sheet and mature in the fourth quarter of 2020. The extinguishment of the 2015 Refinance Loans of approximately $4.2 billion and the issuance of the Extension Loans of approximately $4.2 billion are shown as part of reductions of debt and issuances of debt, respectively, in the financing activities of the consolidated statement of cash flows.

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

As of December 31, 2016 and 2015, the fair value of the Timber Notes was $4.7 billion for both the years ended 2016 and 2015, and the fair value of the Extension Loans was $4.3 billion for both the years ended 2016 and 2015. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

In millions	2016	2015	2014
Revenue (a)	$95	$43	$38
Expense (a)	128	81	72
Cash receipts (b)	77	21	22
Cash payments (c)	98	71	73

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

The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. The Company recognized an $831 million deferred tax liability in connection with the 2007 sales, which will be settled with the maturity of the notes in 2027.

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.4 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.4 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the notes and determined it to be $2.1 billion. As of December 31, 2016 and 2015, the fair value of the notes was $2.2 billion and $2.1 billion, respectively. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.1 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.4 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. In the third quarter of 2012, International Paper completed its preliminary analysis of the acquisition date fair value of the borrowings and determined it to be $2.0 billion. As of December 31, 2016 and 2015, the fair value of this debt was $2.1 billion and $2.0 billion, respectively. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2016	2015	2014
Revenue (a)	$37	$27	$26
Expense (b)	37	27	25
Cash receipts (c)	15	7	7
Cash payments (d)	27	18	18

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2016, 2015 and 2014, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)	The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended

December 31, 2016, 2015 and 2014, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 13 DEBT AND LINES OF CREDIT
In 2016, International Paper issued $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027, and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047. In addition, the Company repaid approximately $266 million of notes with an interest rate of 7.95% and an original maturity of 2018. Pre-tax early debt retirement costs of $29 million related to the debt repayments, including $31 million of cash premiums, are included in restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2016.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2016, the Company had $165 million outstanding under this program.

In 2015, International Paper issued $700 million of 3.80% senior unsecured notes with a maturity date in 2026, $600 million of 5.00% senior unsecured notes with a maturity date in 2035, and $700 million of 5.15% senior unsecured notes with a maturity date in 2046. The proceeds from this borrowing were used to repay approximately $1.0 billion of notes with interest rates ranging from 4.75% to 9.38% and original maturities from 2018 to 2022, along with $211 million of cash premiums associated with the debt repayments. Additionally, the proceeds from this borrowing were used to make a $750 million voluntary cash contribution to the Company's pension plan. Pre-tax early debt retirement costs of $207 million related to these debt repayments, including the $211 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2015.

Amounts related to early debt extinguishment during the years ended December 31, 2016, 2015 and 2014 were as follows:

In millions	2016	2015	2014
Debt reductions (a)	$266	$2,151	$1,625
Pre-tax early debt extinguishment costs (b)	29	207	276

(a)
Reductions related to notes with interest rates ranging from 2.00% to 9.38% with original maturities from 2015 to 2030 for the years ended December 31, 2016, 2015 and 2014. Includes the $630 million payment for a portion of the Special Purpose Entity Liability for the year ended December 31, 2015 (see Note 12 Variable Interest Entities).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2016	2015
8.7% note – due 2038	$264	$264
9 3/8% note – due 2019	295	295
7.95% debenture – due 2018	382	648
7.5% note – due 2021	598	603
7.3% note – due 2039	721	721
6 7/8% notes – due 2023 – 2029	131	131
6.65% note – due 2037	4	4
6.4% to 7.75% debentures due 2025 – 2027	142	142
6 5/8% note – due 2018	72	185
6.0% note – due 2041	585	585
5.25% note – due 2016	—	261
5.00% to 5.15% notes – due 2035 – 2046	1,280	1,280
4.8% note - due 2044	796	796
4.75% note – due 2022	810	817
3.00% to 4.40% notes – due 2024 – 2047	3,786	1,490
Floating rate notes – due 2016 – 2025 (a)	763	438
Environmental and industrial development bonds – due 2016 – 2035 (b)	681	594
Short-term notes (c)	—	5
Other (d)	4	11
Total (e)	11,314	9,270
Less: current maturities	239	426
Long-term debt	$11,075	$8,844

(a)	The weighted average interest rate on these notes was 2.2% in 2016 and 2.9% in 2015.

(b)	The weighted average interest rate on these bonds was 5.9% in 2016 and 5.8% in 2015.

(c)	The weighted average interest rate was 2.2% in 2015. Includes$5 million at December 31, 2015 related to non-U.S. denominated borrowings with a weighted average interest rate of 2.2% in 2015.

(d)	Includes $2 million at December 31, 2016 and $8 million at December 31, 2015 related to the unamortized gain on interest rate swap unwinds (see Note 14 Derivatives and Hedging Instruments).

(e)	The fair market value was approximately $12.0 billion at December 31, 2016 and $9.9 billion at December 31, 2015.

Total maturities of long-term debt over the next five years are 2017 – $239 million; 2018 – $690 million; 2019 – $433 million; 2020 – $179 million; and 2021 – $612 million.

At December 31, 2016, International Paper’s credit facilities (the Agreements) totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The

Agreements include a $1.5 billion contractually committed bank facility that expires in December 2021 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivables balances (approximately $600 million available as of December 31, 2016) under a receivables securitization program that expires in December 2017. At December 31, 2016, there were no borrowings under either the bank facility or receivables securitization program.

Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2016, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

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

The change in the fair value of certain non-qualifying instruments used to reduce commodity price volatility is immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2016	December 31, 2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	275	290
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	17
Derivatives Not Designated as Hedging Instruments:
Electricity contract	6	16
Foreign exchange contracts	24	35
Interest rate contracts	—	38

(a)	These contracts had maturities of two years or less as of December 31, 2016.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2016	2015	2014
Foreign exchange contracts	$4	$(3)	$10
Interest rate contracts	(10)	—	—
Total	$(6)	$(3)	$10

During the next 12 months, the amount of the December 31, 2016 AOCI balance, after tax, that is expected to be reclassified to earnings is an immaterial loss.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2016	2015	2014
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$7	$(12)	$4	Cost of products sold
Total	$7	$(12)	$4

	Gain (Loss) Recognized in Income						Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2016		2015		2014
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—		$3		$1		Interest expense, net
Debt	—		(3)		(1)		Interest expense, net
Total	$—		$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$—		$(7)		$(2)		Cost of products sold
Foreign exchange contracts	—		(4)		(1)		Cost of products sold
Interest rate contracts	5	(a)	13	(b)	12	(c)	Interest expense, net
Total	$5		$2		$9

(a)	Excluding gain of $2 million related to debt reduction recorded to Restructuring and other charges.

(b)	Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.

(c)	Excluding gain of $7 million, net related to debt issuance and debt reduction recorded to Restructuring and other charges.

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2016			2015
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$—	$—	$—	$175	$38
First Quarter	—	55	—	—	—	—
Total	$—	$55	$—	$—	$175	$38

Note: There was no activity in the third and fourth quarters in either 2016 or 2015.

Fair Value Measurements

International Paper’s financial assets and liabilities that are recorded at fair value consist of derivative contracts, including interest rate swaps, foreign currency forward contracts, options and other financial instruments that are used to hedge exposures to interest rate, commodity and currency risks. For these financial instruments, fair value is determined at each balance sheet date using an income approach.

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

Foreign Exchange Contracts

Foreign currency forward and option contracts are valued using standard valuation models. Significant inputs used in these standard valuation models are foreign currency forward and interest rate curves and a volatility measurement. The fair value of each contract is present valued using the applicable interest rate. All significant inputs are readily available in public markets, or can be derived from observable market transactions.

Electricity Contract

The electricity contract is valued using the Mid-C index forward curve obtained from the Intercontinental Exchange. The market value of the contract is the sum of the fair value of all future purchase payments between the contract counterparties, discounted to present value. The fair value of the future purchase payments is determined by comparing the contract price to the forward price and present valued using International Paper's cost of capital.

Since the volume and level of activity of the markets that each of the above contracts are traded in has been normal, the fair value calculations have not been adjusted for inactive markets or disorderly transactions.

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$3	(a)	$5	(a)	$4	(b)	$1	(b)
Total derivatives designated as hedging instruments	$3		$5		$4		$1
Derivatives not designated as hedging instruments
Electricity contract	$—		$—		$2	(b)	$7	(c)
Total derivatives not designated as hedging instruments	$—		$—		$2		$7
Total derivatives	$3		$5		$6		$8

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(c)	Includes $4 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit-risk-related contingent features in a net liability position were $3 million and $1 million as of December 31, 2016 and December 31, 2015, respectively. The Company was not required to post any collateral as of December 31, 2016 or 2015.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2016 and 2015, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2016, 2015 and 2014:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2014	447,222	10,868
Issuance of stock for various plans, net	1,632	(4,668)
Repurchase of stock	—	22,534
Balance at December 31, 2014	448,854	28,734
Issuance of stock for various plans, net	62	(4,230)
Repurchase of stock	—	12,272
Balance at December 31, 2015	448,916	36,776
Issuance of stock for various plans, net	—	(2,745)
Repurchase of stock	—	3,640
Balance at December 31, 2016	448,916	37,671

NOTE 16 RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the “Pension Plan”), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining
21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004 are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see Other U.S. Plans); however, salaried employees hired by Temple Inland prior to March 1, 2007 or Weyerhaeuser Company's Cellulose Fibers division prior to December 1, 2011 also participate in the Pension Plan. The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $21 million, $62 million and $38 million in 2016, 2015 and 2014, respectively, and which are expected to be $38 million in 2017.

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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2016 and 2015, and the plans’ funded status.

	2016		2015
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$14,438	$204	$14,741	$233
Service cost	158	4	161	6
Interest cost	580	9	597	10
Settlements	(1,222)	(2)	(43)	(12)
Actuarial loss (gain)	495	35	(254)	(1)
Acquisitions	1	—	—	—
Plan amendments	—	(1)	—	—
Benefits paid	(767)	(9)	(764)	(7)
Effect of foreign currency exchange rate movements	—	(21)	—	(25)
Benefit obligation, December 31	$13,683	$219	$14,438	$204
Change in plan assets:
Fair value of plan assets, January 1	$10,923	$155	$10,918	$180
Actual return on plan assets	607	17	(1)	4
Company contributions	771	8	813	9
Benefits paid	(767)	(9)	(764)	(7)
Settlements	(1,222)	(2)	(43)	(12)
Effect of foreign currency exchange rate movements	—	(16)	—	(19)
Fair value of plan assets, December 31	$10,312	$153	$10,923	$155
Funded status, December 31	$(3,371)	$(66)	$(3,515)	$(49)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$6	$—	$7
Current liability	(40)	(3)	(22)	(2)
Non-current liability	(3,331)	(69)	(3,493)	(54)
	$(3,371)	$(66)	$(3,515)	$(49)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$125	$—	$166	$—
Net actuarial loss	4,757	61	4,899	42
	$4,882	$61	$5,065	$42

The components of the $183 million and $19 million change related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2016 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$703	$27
Amortization of actuarial loss	(400)	(1)
Current year prior service cost	—	(1)
Amortization of prior service cost	(41)	—
Settlements	(445)	—
Effect of foreign currency exchange rate movements	—	(6)
	$(183)	$19

The accumulated benefit obligation at December 31, 2016 and 2015 was $13.5 billion and $14.3 billion, respectively, for our U.S. defined benefit plans and $205 million and $189 million, respectively, at December 31, 2016 and 2015 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015:

	2016		2015
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$13,683	$190	$14,438	$182
Accumulated benefit obligation	13,535	177	14,282	168
Fair value of plan assets	10,312	118	10,923	126

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $341 million and $28 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2016		2015		2014
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$158	$4	$161	$6	$145	$5
Interest cost	580	9	597	10	600	13
Expected return on plan assets	(815)	(10)	(783)	(11)	(762)	(14)
Actuarial loss / (gain)	400	1	428	1	374	—
Amortization of prior service cost	41	—	43	—	30	—
Curtailment loss / (gain)	—	—	—	—	—	(4)
Settlement loss	445	—	15	—	—	—
Net periodic pension expense (a)	$809	$4	$461	$6	$387	$—

(a) Excludes $1 million in curtailments in 2014 related to the pension freeze remeasurement that were recorded in restructuring and other charges.

The increase in 2016 pension expense reflects a decrease in the discount rate from 4.10% in 2015 to a weighted average of 4.05% in 2016 (4.40% from January 1, 2016 to June 30, 2016, 3.80% from July 1, 2016 to September 30, 2016 and 3.60% from October 1, 2016 to December 31, 2016 for the qualified plan) and a $445 million settlement charge in 2016 related to the previously announced optional lump sum payout partially offset by higher asset returns and lower actuarial losses.
As previously disclosed, in the first quarter of 2016 International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016. Additional payments of $8 million and $9 million were made during the third and fourth quarters, respectively, due to mandatory cash payouts and a small lump sum payout, and the Pension Plan was subsequently remeasured at September 30, 2016 and December 31, 2016. As a result of settlement accounting, the Company recognized non-cash settlement charges of $3 million in both the third and fourth quarters of 2016.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2016 was also the discount rate used to determine net pension expense for the 2017 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2016		2015		2014
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.10%	3.88%	4.40%	4.64%	4.10%	4.72%
Rate of compensation increase	3.75%	4.20%	3.75%	4.12%	3.75%	4.03%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	4.05%	4.72%	4.10%	4.72%	4.65%	5.07%
Expected long-term rate of return on plan assets (b)	7.75%	6.55%	7.75%	6.64%	7.75%	7.53%
Rate of compensation increase	3.75%	4.03%	3.75%	4.03%	3.75%	4.13%

(a) Represents the weighted average rate for the U.S. qualified plans in 2016 and 2014 due to the remeasurement in the second, third and fourth quarters of 2016 and the first quarter of 2014.

(b)	Represents the expected rate of return for International Paper's qualified pension plan for 2014. The weighted average rate for the Temple-Inland Retirement Plan was 7.00% for 2014.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2017, the Company will use an expected long-term rate of return on plan assets of 7.50% for the Retirement Plan of International Paper,
a discount rate of 4.10% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $310 million for its U.S. defined benefit plans in 2017, with the decrease from expense of $809 million in 2016 mainly related to no expected settlement charges in 2017 and an increase in the discount rate to 4.10% in 2017 from 4.05% in 2016, partially offset by a reduction in the return on asset assumption to 7.50% in 2017 from 7.75% in 2016.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2017 of a 25 basis point decrease in the above assumptions:

In millions	2017
Expense/(Income):
Discount rate	$33
Expected long-term rate of return on plan assets	26
Rate of compensation increase	(1)

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

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2016	2015	Target Allocations
Equity accounts	51%	48%	43% - 54%
Fixed income accounts	27%	33%	25% - 35%
Real estate accounts	10%	10%	7% - 13%
Other	12%	9%	8% - 17%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2016 and 2015 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2016 and 2015. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2016
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,208	$1,380	$828	$—
Equities – international	2,575	1,806	769	—
Corporate bonds	1,018	—	1,018	—
Government securities	870	—	870	—
Mortgage backed securities	41	—	40	1
Other fixed income	245	—	234	11
Commodities	324	—	324	—
Hedge funds	—	—	—	—
Private equity	—	—	—	—
Real estate	—	—	—	—
Derivatives	(71)	—	—	(71)
Cash and cash equivalents	322	322	—	—
Other investments: (a)
Hedge funds	891
Private equity	472
Real estate	1,015
Risk parity funds	402
Total Investments	$10,312	$3,508	$4,083	$(59)

Fair Value Measurement at December 31, 2015
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,150	$1,382	$768	$—
Equities – international	2,563	1,818	745	—
Corporate bonds	1,286	—	1,286	—
Government securities	518	—	518	—
Mortgage backed securities	217	—	217	—
Other fixed income	275	—	265	10
Commodities	118	—	118	—
Hedge funds	—	—	—	—
Private equity	—	—	—	—
Real estate	—	—	—	—
Derivatives	(19)	—	1	(20)
Cash and cash equivalents	975	975	—	—
Other investments: (a)
Hedge funds	894
Private equity	492
Real estate	1,094
Risk parity funds	360
Total Investments	$10,923	$4,175	$3,918	$(10)

(a) In accordance with accounting guidance ASU 2015-07, certain investments that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in these tables for these investments are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the reconciliation of changes in the plan's benefit obligations and fair value of plan assets above. This has been restated from prior year.

In accordance with accounting standards, the following investments are measured at NAV and are not classified in the fair value hierarchy. Some of the investments have redemption limitations, restrictions, and notice requirements which are further explained below.

Other Investments at December 31, 2016
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
Hedge funds	$891	$—	Daily to annually	1 - 100 days
Private equity	472	226	None	None
Real estate	1,015	224	Quarterly	45 - 60 days
Risk parity funds	402	—	Monthly	5 - 15 days
Total	$2,780	$450

Other Investments at December 31, 2015
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
Hedge funds	$894	$—	Daily to annually	1 - 100 days
Private equity	492	102	None	None
Real estate	1,094	59	Quarterly	45 - 60 days
Risk parity funds	360	—	Monthly	5 - 15 days
Total	$2,840	$161

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

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2016.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Mortgage backed securities	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2015	$—	$10	$(20)	$(10)
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	(66)	(65)
Relating to assets sold during the period	—	—	(24)	(24)
Purchases, sales and settlements	1	—	39	40
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2016	$1	$11	$(71)	$(59)

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Contributions to the qualified plan totaling $750 million, $750 million and $353 million were made by the Company in 2016, 2015 and 2014, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2016, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2017	$800
2018	788
2019	796
2020	804
2021	812
2022 – 2026	4,137

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

Company matching contributions to the plans totaled approximately $106 million, $100 million and $112 million for the plan years ending in 2016, 2015 and 2014, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2016, 2015 and 2014 were as follows:

In millions	2016		2015		2014
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$1	$—	$1	$1	$1	$1
Interest cost	11	3	11	5	14	6
Actuarial loss	5	2	6	1	5	1
Amortization of prior service credits	(4)	(4)	(10)	(2)	(13)	(1)
Net postretirement (benefit) expense	$13	$1	$8	$5	$7	$7

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions.

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016		2015		2014
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.20%	12.23%	3.90%	11.52%	4.50%	11.94%

The weighted average assumptions used to determine the benefit obligation at December 31, 2016 and 2015 were as follows:

	2016		2015
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.00%	10.53%	4.20%	12.23%
Health care cost trend rate assumed for next year	6.50%	10.90%	7.00%	11.41%
Rate that the cost trend rate gradually declines to	5.00%	5.81%	5.00%	5.94%
Year that the rate reaches the rate it is assumed to remain	2022	2027	2022	2026

A 1% increase in the assumed annual health care cost trend rate would have increased the U.S. and non-U.S. accumulated postretirement benefit obligations at December 31, 2016 by approximately $13 million and $5 million, respectively. A 1% decrease in the annual trend rate would have decreased the U.S. and non-U.S. accumulated postretirement benefit obligation at December 31, 2016 by approximately $11 million and $4 million, respectively. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million for both U.S. and non-U.S. plans.

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2016 and 2015:

In millions	2016		2015
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$275	$45	$306	$59
Service cost	1	—	1	1
Interest cost	11	3	11	5
Participants’ contributions	5	—	12	—
Actuarial (gain) loss	31	5	—	(1)
Plan amendments	—	(35)	—	1
Benefits paid	(44)	(1)	(57)	(1)
Less: Federal subsidy	1	—	2	—
Currency Impact	—	6	—	(19)
Benefit obligation, December 31	$280	$23	$275	$45
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	39	1	45	1
Participants’ contributions	5	—	12	—
Benefits paid	(44)	(1)	(57)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(280)	$(23)	$(275)	$(45)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(29)	$(2)	$(29)	$(2)
Non-current liability	(251)	(21)	(246)	(43)
	$(280)	$(23)	$(275)	$(45)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$68	$21	$42	$15
Prior service credit	(8)	(34)	(12)	(2)
	$60	$(13)	$30	$13

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $30 million and ($26) million increase and decrease in the amounts recognized in OCI during 2016 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial loss	$31	$5
Amortization of actuarial (loss) gain	(5)	(2)
Current year prior service cost	—	(34)
Amortization of prior service credit	4	4
Currency impact	—	1
	$30	$(26)

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $42 million, $17 million and $33 million in 2016, 2015 and 2014, respectively. The portion of the change in funded status for the non-U.S. plans was $(25) million, $0 million, and $14 million in 2016, 2015 and 2014, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net U.S. postretirement benefit cost in 2017 are expected to be $8 million and $(2) million, respectively. The estimated amounts for non-U.S. plans in 2017 are expected to be $3 million and $(4) million, respectively.

At December 31, 2016, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2017	$31	$2	$2
2018	29	1	2
2019	27	1	1
2020	26	1	1
2021	24	1	—
2022 – 2026	99	6	3

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

The following summarizes the status of the Stock Option Program and the changes during the three years ending December 31, 2016:

	Options (a)	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Aggregate Intrinsic Value (thousands)
Outstanding at December 31, 2013	1,752,789	$39.80	0.67	$16,175
Granted	3,247	49.13
Exercised	(1,634,858)	39.80
Expired	(49,286)	41.50
Outstanding at December 31, 2014	71,892	39.03	0.18	1,046
Granted	—	—
Exercised	(62,477)	39.05
Expired	(9,415)	38.92
Outstanding at December 31, 2015	—	—	0.00	—
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at December 31, 2016	—	$—	0.00	$—

(a)	The table includes options outstanding under an acquired company plan under which options may no longer be granted.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2016
Expected volatility	22.36%-30.84%
Risk-free interest rate	0.67%-1.31%
The following summarizes PSP activity for the three years ending December 31, 2016:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	8,117,489	$31.20
Granted	3,682,663	46.82
Shares issued	(4,025,111)	37.18
Forfeited	(499,107)	43.10
Outstanding at December 31, 2014	7,275,934	34.98
Granted	1,863,623	53.25
Shares issued	(2,959,160)	37.09
Forfeited	(322,664)	53.97
Outstanding at December 31, 2015	5,857,733	38.69
Granted	2,617,982	37.26
Shares issued	(2,316,085)	43.82
Forfeited	(209,500)	43.61
Outstanding at December 31, 2016	5,950,130	$35.89

RESTRICTED STOCK AWARD PROGRAMS

The service-based Restricted Stock Award program (RSA), designed for recruitment, retention and special recognition purposes, provides for awards of restricted stock to key employees.

The following summarizes the activity of the RSA program for the three years ending December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	112,374	$36.24
Granted	89,500	48.19
Shares issued	(83,275)	33.78
Forfeited	(4,000)	45.88
Outstanding at December 31, 2014	114,599	47.03
Granted	36,300	50.06
Shares issued	(27,365)	45.35
Forfeited	(3,166)	50.04
Outstanding at December 31, 2015	120,368	48.24
Granted	117,881	42.81
Shares issued	(59,418)	47.14
Forfeited	(9,500)	39.36
Outstanding at December 31, 2016	169,331	$45.34

At December 31, 2016, 2015 and 2014 a total of 14.3 million, 16.2 million and 16.3 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2016	2015	2014
Total stock-based compensation expense (included in selling and administrative expense)	$129	$114	$118
Income tax benefits related to stock-based compensation	34	88	92

At December 31, 2016, $94 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

NOTE 19 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers, Printing Papers and Consumer Packaging, are consistent with the internal structure used to manage these businesses. See the Description of Industry Segments in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the types of products and services from which each reportable segment derives its revenues. Subsequent to the acquisition of the Weyerhaeuser pulp business in December 2016, the Company began reporting the Global Cellulose Fibers business as a separate business segment due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers business segment and into the new Global Cellulose Fibers business segment for all prior periods. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items and corporate special items. Business segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.

External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $199 million, $131 million and $(194) million in 2016, 2015, and 2014, respectively, for Ilim. Equity earnings (losses) includes an after-tax foreign exchange gain (loss) of $25 million, $(75) million and $(269) million in 2016, 2015 and 2014, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt.

Summarized financial information for Ilim which is accounted for under the equity method is presented in the following table. The audited U.S. GAAP financial statements for Ilim are included in Exhibit 99.1 to this Form 10-K.

Balance Sheet

In millions	2016	2015
Current assets	$774	$455
Noncurrent assets	1,351	968
Current liabilities	406	665
Noncurrent liabilities	1,422	715
Noncontrolling interests	22	21

Income Statement

In millions	2016	2015	2014
Net sales	$1,927	$1,931	$2,138
Gross profit	957	971	772
Income from continuing operations	419	254	(387)
Net income attributable to Ilim	391	237	(360)

At December 31, 2016 and 2015, the Company's investment in Ilim was $302 million and $172 million, respectively, which was $164 million and $161 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $170 million, $170 million and $200 million for the years ended December 31, 2016, 2015 and 2014, respectively.

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2016	2015	2014
Industrial Packaging	$14,191	$14,484	$14,944
Global Cellulose Fibers	1,092	975	1,046
Printing Papers	4,058	4,056	4,674
Consumer Packaging	1,954	2,940	3,403
Corporate and Intersegment Sales	(216)	(90)	(450)
Net Sales	$21,079	$22,365	$23,617

Operating Profit

In millions	2016	2015	2014
Industrial Packaging	$1,651	$1,853	$1,896
Global Cellulose Fibers	(180)	68	61
Printing Papers	540	465	(77)
Consumer Packaging	191	(25)	178
Operating Profit	2,202	2,361	2,058

Earnings (loss) from continuing operations before income taxes and equity earnings	956	1,266	872
Interest expense, net	520	555	601
Noncontrolling interests / equity earnings adjustment (a)	1	8	2
Corporate items, net	69	36	51
Corporate special items, net	46	238	320
Non-operating pension expense	610	258	212
Adjusted Operating Profit	$2,202	$2,361	$2,058

Restructuring and Other Charges

In millions	2016	2015	2014
Industrial Packaging	$7	$—	$7
Global Cellulose Fibers	—	—	—
Printing Papers	—	—	554
Consumer Packaging	9	10	8
Corporate	38	242	277
Restructuring and Other Charges	$54	$252	$846

Assets

In millions	2016	2015
Industrial Packaging	$14,565	$14,483
Global Cellulose Fibers	3,789	983
Printing Papers	3,958	3,713
Consumer Packaging	1,736	2,115
Corporate and other (b)	9,297	9,237
Assets	$33,345	$30,531

Capital Spending

In millions	2016	2015	2014
Industrial Packaging	$816	$858	$754
Global Cellulose Fibers	174	129	75
Printing Papers	215	232	243
Consumer Packaging	124	216	233
Subtotal	1,329	1,435	1,305
Corporate and other (b)	19	52	61
Capital Spending	$1,348	$1,487	$1,366

Depreciation, Amortization and Cost of Timber Harvested (c)

In millions	2016	2015	2014
Industrial Packaging	$715	$725	$775
Global Cellulose Fibers	108	73	76
Printing Papers	232	234	291
Consumer Packaging	121	215	223
Corporate	51	47	41
Depreciation and Amortization	$1,227	$1,294	$1,406

External Sales By Major Product

In millions	2016	2015	2014
Industrial Packaging	$14,095	$14,421	$14,837
Global Cellulose Fibers	934	873	947
Printing Papers	4,028	4,046	4,413
Consumer Packaging	1,934	2,907	3,307
Other	88	118	113
Net Sales	$21,079	$22,365	$23,617

INFORMATION BY GEOGRAPHIC AREA
Net Sales (d)

In millions	2016	2015	2014
United States (e)	$15,918	$16,554	$16,645
EMEA	2,862	2,770	3,273
Pacific Rim and Asia	718	1,501	1,951
Americas, other than U.S.	1,581	1,540	1,748
Net Sales	$21,079	$22,365	$23,617

Long-Lived Assets (f)

In millions	2016	2015
United States	$11,158	$9,683
EMEA	1,004	827
Pacific Rim and Asia	246	353
Americas, other than U.S.	1,663	1,085
Corporate	375	398
Long-Lived Assets	$14,446	$12,346

(a)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(b)	Includes corporate assets and assets of businesses held for sale.

(c)	Excludes accelerated depreciation related to the closure and/or repurposing of mills.

(d)	Net sales are attributed to countries based on the location of the seller.

(e)	Export sales to unaffiliated customers were $2.0 billion in 2016, $2.0 billion in 2015 and $2.3 billion in 2014.

(f)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

NOTE 20 SUBSEQUENT EVENT

On January 22, 2017, International Paper Company experienced significant structural damage to the largest pulp digester as well as the power house at its Pensacola pulp and paper mill in Cantonment, Florida. We estimate that repairing the damaged digester may take approximately three months. While we have property damage and business interruption insurance for these types of events, we expect the costs associated with this event to be in excess of deductibles. The timing of these costs and potential insurance recoveries is unknown.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2016
Net sales	$5,110		$5,322		$5,266		$5,381		$21,079
Earnings (loss) from continuing operations before income taxes and equity earnings	317	(a)	(14)	(a)	373	(a)	280	(a)	956	(a)
Gain (loss) from discontinued operations	(5)	(b)	—		—		—		(5)	(b)
Net earnings (loss) attributable to International Paper Company	334	(a-c)	40	(a,c)	312	(a,c)	218	(a,c)	904	(a-c)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.82	(a)	$0.10	(a)	$0.76	(a)	$0.53	(a)	$2.21	(a)
Gain (loss) from discontinued operations	(0.01)	(b)	—		—		—		(0.01)	(b)
Net earnings (loss)	0.81	(a-c)	0.10	(a,c)	0.76	(a,c)	0.53	(a,c)	2.20	(a-c)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.82	(a)	0.10	(a)	0.75	(a)	0.53	(a)	2.19	(a)
Gain (loss) from discontinued operations	(0.01)	(b)	—		—		—		(0.01)	(b)
Net earnings (loss)	0.81	(a-c)	0.10	(a,c)	0.75	(a,c)	0.53	(a,c)	2.18	(a-c)
Dividends per share of common stock	0.4400		0.4400		0.4400		0.4625		1.7825
Common stock prices
High	$42.09		$44.60		$49.90		$54.68		$54.68
Low	32.50		39.24		41.08		43.55		32.50
2015
Net sales	$5,517		$5,714		$5,691		$5,443		$22,365
Earnings (loss) from continuing operations before income taxes and equity earnings	406		266	(d)	329	(d)	265	(d)	1,266	(d)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss) attributable to International Paper Company	313		227	(d,e)	220	(d,e)	178	(d,e)	938	(d,e)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.74		$0.54	(d)	$0.53	(d)	$0.43	(d)	$2.25	(d)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	0.74		0.54	(d,e)	0.53	(d,e)	0.43	(d,e)	2.25	(d,e)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.74		0.54	(d)	0.53	(d)	0.43	(d)	2.23	(d)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	0.74		0.54	(d,e)	0.53	(d,e)	0.43	(d,e)	2.23	(d,e)
Dividends per share of common stock	0.4000		0.4000		0.4000		0.4400		1.6400
Common stock prices
High	$57.90		$56.49		$49.49		$44.83		$57.90
Low	51.35		47.39		37.11		36.76		36.76

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidated financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results

(a)	Includes the following pre-tax charges (gains):

	2016
In millions	Q1	Q2	Q3	Q4
Riegelwood mill conversion costs	$9	$—	$—	$—
India Packaging evaluation write-off	—	—	17	—
Early debt extinguishment costs	—	—	29	—
Write-off of certain regulatory pre-engineering costs	—	—	8	—
Costs associated with the newly acquired pulp business	—	5	7	19
Asia Box impairment / restructuring	37	28	5	—
Gain on sale of investment in Arizona Chemical	(8)	—	—	—
Turkey mill closure	—	—	—	7
Amortization of Weyerhaeuser inventory fair value step-up	—	—	—	19
Total	$38	$33	$66	$45
(b) Includes a pre-tax charge of $8 million for a legal settlement associated with the xpedx business.
(c) Includes the following tax expenses (benefits):

	2016
	Q1	Q2	Q3	Q4
Cash pension contribution	$—	$23	$—	$—
U.S. Federal audit	(14)	—	—	—
Brazil goodwill	(57)	—	—	—
International legal entity restructuring	—	(6)	—	—
Luxembourg tax rate change	—	—	—	31
Tax impact of other special items	(3)	(10)	(24)	(14)
Total	$(74)	$7	$(24)	$17

(d) Includes the following pre-tax charges (gains):

	2015
In millions	Q1	Q2	Q3	Q4
Riegelwood mill conversion costs, net of proceeds from sale of the Carolina Coated Bristols brand	$—	$(14)	$7	$15
Timber monetization restructuring	—	—	17	(1)
Early debt extinguishment costs	—	207	—	—
Refund and state tax credits	—	(4)	—	—
IP-Sun JV impairment	—	—	186	(12)
Legal reserve adjustment	—	—	—	15
Impairment of Orsa goodwill and trade name intangible	—	—	—	137
Other items	—	1	1	4
Total	$—	$190	$211	$158
(e) Includes the following tax expenses (benefits):

	2015
	Q1	Q2	Q3	Q4
Tax expense for cash pension	$—	$23	$—	$—
Tax benefit related to IP-Sun JV	—	—	(67)	—
Other items	—	5	—	2
Tax impact of other special items	—	(67)	(3)	(13)
Total	$—	$(39)	$(70)	$(11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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
As of December 31, 2016, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 39 and 40, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.
In making this assessment, we used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company completed the acquisition of Holmen Paper’s newsprint mill in Madrid, Spain as well as the associated recycling operations and a 50% ownership in a cogeneration facility in June 2016. Due to the timing of the acquisition we have excluded the Holmen operations from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2016, sales and assets for the former Holmen operations represented approximately 0.4% of net sales and 0.3% of total assets.

The Company completed the acquisition of Weyerhaeuser’s pulp business in December 2016. Due to the timing of the acquisition we have excluded the former Weyerhaeuser pulp business from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2016, sales and assets for the former Weyerhaeuser pulp business represented approximately 0.5% of net sales and 6.5% of total assets.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
2016, 2015 and 2014

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

(4.9)
Supplemental Indenture (including the form of Notes), dated as of August 11, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2016).

(4.10)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(10.1)	Amended and Restated 2009 Incentive Compensation Plan (ICP) (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 10, 2014). +

(10.2)	2016 Management Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 8, 2016). +

(10.3)	2017 Management Incentive Plan. * +

(10.4)
Amended and Restated 2009 Executive Management Incentive Plan, including 2015 Exhibits thereto (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014). +

(10.5)	2017 Exhibits to the Amended and Restated 2009 Executive Management Incentive Plan. * +

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

(11)	Statement of Computation of Per Share Earnings. *

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	List of Subsidiaries of Registrant. *

(23.1)	Consent of Independent Registered Public Accounting Firm. *

(23.2)	Consent of Independent Auditors. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016). *

(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Carol L. Roberts, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(99.1)	Audited Financial Statements for Ilim Holding S.A. and its subsidiaries as of and for the year ended December 31, 2016 and 2015. *

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2016
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$70	$9	$—	(9)(a)	$70
Restructuring reserves	10	3	—	(7)(b)	6

	For the Year Ended December 31, 2015
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$82	$11	$—	(23)(a)	$70
Restructuring reserves	16	5	—	(11)(b)	10

	For the Year Ended December 31, 2014
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$109	$11	$—	(38)(a)	$82
Restructuring reserves	51	41	—	(76)(b)	16

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 22, 2017
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 22, 2017
Mark S. Sutton

/S/ DAVID J. BRONCZEK	Director	February 22, 2017
David J. Bronczek

/S/ WILLIAM J. BURNS	Director	February 22, 2017
Willliam J. Burns

/S/ AHMET C. DORDUNCU	Director	February 22, 2017
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 22, 2017
Ilene S. Gordon

/S/ JAY L. JOHNSON	Director	February 22, 2017
Jay L. Johnson

/S/ STACEY J. MOBLEY	Director	February 22, 2017
Stacey J. Mobley

/S/ JOHN L. TOWNSEND III	Director	February 22, 2017
John L. Townsend III

/S/ WILLIAM G. WALTER	Director	February 22, 2017
William G. Walter

/S/ J. STEVEN WHISLER	Director	February 22, 2017
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 22, 2017
Ray G. Young

/S/ CAROL L. ROBERTS	Senior Vice President and Chief Financial Officer	February 22, 2017
Carol L. Roberts

/S/ VINCENT P. BONNOT	Vice President – Finance and Controller	February 22, 2017
Vincent P. Bonnot

APPENDIX I
2016 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Cedar Rapids, Iowa	Tracy, California
U.S.:	Henderson, Kentucky	Golden, Colorado
Selma, Alabama (Riverdale Mill)	Maysville, Kentucky	Wheat Ridge, Colorado
Ticonderoga, New York	Bogalusa, Louisiana	Putnam, Connecticut
Eastover, South Carolina	Campti, Louisiana	Orlando, Florida
Georgetown, South Carolina	Mansfield, Louisiana	Plant City, Florida
Sumter, South Carolina	Vicksburg, Mississippi	Tampa, Florida leased
	Valliant, Oklahoma	Columbus, Georgia
International:	Springfield, Oregon	Forest Park, Georgia
Luiz Antônio, São Paulo, Brazil	Orange, Texas	Griffin, Georgia
Mogi Guacu, São Paulo, Brazil		Kennesaw, Georgia leased
Três Lagoas, Mato Grosso do Sul, Brazil	International:	Lithonia, Georgia
Saillat, France	Franco da Rocha, São Paulo, Brazil	Savannah, Georgia
Kadiam, India	Nova Campina, São Paulo, Brazil	Stone Mountain, Georgia leased
Rajahmundry, India	Paulinia, São Paulo, Brazil	Tucker, Georgia
Kwidzyn, Poland	Veracruz, Mexico	Aurora, Illinois (3 locations)
Svetogorsk, Russia	Kenitra, Morocco	Bedford Park, Illinois (2 locations) 1 leased
	Madrid, Spain	Belleville, Illinois
GLOBAL CELLULOSE FIBERS	Edirne, Turkey (2)	Carroll Stream, Illinois
U.S.:		Des Plaines, Illinois
Cantonment, Florida (Pensacola Mill)	Corrugated Container	Lincoln, Illinois
Augusta, Georgia	U.S.:	Montgomery, Illinois
Flint River, Georgia	Bay Minette, Alabama	Northlake, Illinois
Port Wentworth, Georgia	Decatur, Alabama	Rockford, Illinois
Columbus, Mississippi	Dothan, Alabama leased	Butler, Indiana
New Bern, North Carolina	Huntsville, Alabama	Crawfordsville, Indiana
Riegelwood, North Carolina	Conway, Arkansas	Fort Wayne, Indiana
Eastover, South Carolina	Fort Smith, Arkansas (2 locations)	Hammond, Indiana
Georgetown, South Carolina	Russellville, Arkansas (2 locations)	Indianapolis, Indiana (2 locations)
Franklin, Virginia	Tolleson, Arizona	Saint Anthony, Indiana
	Yuma, Arizona	Tipton, Indiana
International:	Anaheim, California	Cedar Rapids, Iowa
Grand Prairie, Alberta, Canada	Buena Park, California leased	Waterloo, Iowa
Saillat, France	Camarillo, California	Garden City, Kansas
Gdansk, Poland	Carson, California	Kansas City, Kansas
Kwidzyn, Poland	Cerritos, California leased	Bowling Green, Kentucky
Svetogorsk, Russia	Compton, California	Lexington, Kentucky
	Elk Grove, California	Louisville, Kentucky
INDUSTRIAL PACKAGING	Exeter, California	Walton, Kentucky
	Gilroy, California (2 locations)	Bogalusa, Louisiana
Containerboard	Los Angeles, California	Lafayette, Louisiana
U.S.:	Modesto, California	Shreveport, Louisiana
Pine Hill, Alabama	Ontario, California	Springhill, Louisiana
Prattville, Alabama	Salinas, California	Auburn, Maine
Cantonment, Florida (Pensacola Mill)	Sanger, California	Three Rivers, Michigan
Rome, Georgia	San Leandro, California leased	Arden Hills, Minnesota
Savannah, Georgia	Santa Fe Springs, California (2 locations)	Austin, Minnesota
Cayuga, Indiana	Stockton, California	Fridley, Minnesota

Minneapolis, Minnesota leased	Hazleton, Pennsylvania	Nanjing China (1)
Shakopee, Minnesota	Kennett Square, Pennsylvania	Shanghai, China (2 locations) (1)
White Bear Lake, Minnesota	Lancaster, Pennsylvania	Shenyang, China (1)
Houston, Mississippi	Mount Carmel, Pennsylvania	Suzhou, China (1)
Jackson, Mississippi	Georgetown, South Carolina	Tianjin, China (2 locations) (1)
Magnolia, Mississippi leased	Laurens, South Carolina	Wuhan, China (1)
Olive Branch, Mississippi	Lexington, South Carolina	Arles, France
Fenton, Missouri	Ashland City, Tennessee leased	Chalon-sur-Saone, France
Kansas City, Missouri	Cleveland, Tennessee	Creil, France
Maryland Heights, Missouri	Elizabethton, Tennessee leased	LePuy, France (Espaly Box Plant)
North Kansas City, Missouri leased	Morristown, Tennessee	Mortagne, France
St. Joseph, Missouri	Murfreesboro, Tennessee	Guadeloupe, French West Indies
St. Louis, Missouri	Amarillo, Texas	Batam, Indonesia (1)
Omaha, Nebraska	Carrollton, Texas (2 locations)	Bellusco, Italy
Barrington, New Jersey	Edinburg, Texas	Catania, Italy
Bellmawr, New Jersey	El Paso, Texas	Pomezia, Italy
Milltown, New Jersey	Ft. Worth, Texas leased	San Felice, Italy
Spotswood, New Jersey	Grand Prairie, Texas	Kuala Lumpur, Malaysia (1)
Thorofare, New Jersey	Hidalgo, Texas	Juhor, Malaysia (1)
Binghamton, New York	McAllen, Texas	Apodaco (Monterrey), Mexico leased
Buffalo, New York	San Antonio, Texas (2 locations)	Ixtaczoquitlan, Mexico
Rochester, New York	Sealy, Texas	Juarez, Mexico leased
Scotia, New York	Waxahachie, Texas	Los Mochis, Mexico
Utica, New York	Lynchburg, Virginia	Puebla, Mexico leased
Charlotte, North Carolina (2 locations) 1 leased	Petersburg, Virginia	Reynosa, Mexico
Lumberton, North Carolina	Richmond, Virginia	San Jose Iturbide, Mexico
Manson, North Carolina	Moses Lake, Washington	Santa Catarina, Mexico
Newton, North Carolina	Olympia, Washington	Silao, Mexico
Statesville, North Carolina	Yakima, Washington	Villa Nicolas Romero, Mexico
Byesville, Ohio	Fond du Lac, Wisconsin	Zapopan, Mexico
Delaware, Ohio	Manitowoc, Wisconsin	Agadir, Morocco
Eaton, Ohio		Casablanca, Morocco
Madison, Ohio	International:	Kenitra, Morocco
Marion, Ohio	Manaus, Amazonas, Brazil	Singapore, Singapore (1)
Marysville, Ohio leased	Paulinia, São Paulo, Brazil	Almeria, Spain
Middletown, Ohio	Rio Verde, Goias, Brazil	Barcelona, Spain
Mt. Vernon, Ohio	Suzano, São Paulo, Brazil	Bilbao, Spain
Newark, Ohio	Las Palmas, Canary Islands	Gandia, Spain
Streetsboro, Ohio	Tenerife, Canary Islands	Madrid, Spain
Wooster, Ohio	Rancagua, Chile	Bangkok, Thailand (1)
Oklahoma City, Oklahoma	Baoding, China (1)	Adana, Turkey
Beaverton, Oregon (3 locations)	Beijing, China (1)	Bursa, Turkey
Hillsboro, Oregon	Chengdu, China (1)	Corlu, Turkey
Portland, Oregon	Dalian, China (1)	Corum, Turkey
Salem, Oregon leased	Dongguan, China (1)	Gebze, Turkey
Biglerville, Pennsylvania (2 locations)	Guangzhou, China (2 locations) (1)	Izmir, Turkey
Eighty-four, Pennsylvania	Hohhot, China (1)

Recycling	International:
U.S.:	Kwidzyn, Poland
Phoenix, Arizona	Svetogorsk, Russia
Fremont, California
Norwalk, California	Foodservice
West Sacramento, California	U.S.:
Itasca, Illinois	Visalia, California
Des Moines, Iowa	Shelbyville, Illinois
Wichita, Kansas	Kenton, Ohio
Roseville, Minnesota
Omaha, Nebraska	International:
Charlotte, North Carolina	Shanghai, China
Beaverton, Oregon	Tianjin, China
Eugene, Oregon leased	Bogota, Colombia
Carrollton, Texas	Cheshire, England leased
Salt Lake City, Utah
Richmond, Virginia	DISTRIBUTION
Kent, Washington
IP Asia
International:	International:
Monterrey, Mexico leased	China (8 locations)
Xalapa, Veracruz, Mexico leased	Malaysia
Taiwan
Bags	Thailand
U.S.:	Vietnam
Buena Park, California
Beaverton, Oregon	Forest Resources
Grand Prairie, Texas	International:
Approximately 329,400 acres in Brazil
CONSUMER PACKAGING

Coated Paperboard
Augusta, Georgia
Prosperity, South Carolina
Texarkana, Texas

(1) Closed June 2016
(2) Closed January 2017

APPENDIX II
2016 CAPACITY INFORMATION
CONTINUING OPERATIONS

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	India	Total
Industrial Packaging
Containerboard (a)	13,305	44	366	—	13,715
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,912	297	535	—	3,744
Printing Papers
Uncoated Freesheet	1,808	1,153	1,135	266	4,362
Bristols	165	—	—	—	165
Uncoated Papers and Bristols	1,973	1,153	1,135	266	4,527
Newsprint	—	285	—	—	285
Total Printing Papers	1,973	1,438	1,135	266	4,812
Consumer Packaging
Coated Paperboard	1,206	395	—	—	1,601

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.

Forest Resources
We own, manage or have an interest in approximately 1.4 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	329
We have harvesting rights in:
Russia	1,047
Poland	—
Total	1,376

A-4