Form 10-Q
period 2017-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2017-05-05
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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
Registrant’s telephone number, including area code: (901) 419-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange
Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 28, 2017 was 412,899,011.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net Sales	$5,511	$5,110
Costs and Expenses
Cost of products sold	3,940	3,611
Selling and administrative expenses	422	376
Depreciation, amortization and cost of timber harvested	345	284
Distribution expenses	379	320
Taxes other than payroll and income taxes	45	41
Restructuring and other charges	—	1
Net (gains) losses on sales and impairments of businesses	—	37
Net bargain purchase gain on acquisition of business	(6)	—
Interest expense, net	142	123
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	244	317
Income tax provision (benefit)	83	41
Equity earnings (loss), net of taxes	48	63
Earnings (Loss) From Continuing Operations	209	339
Discontinued operations, net of taxes	—	(5)
Net Earnings (Loss)	209	334
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net Earnings (Loss) Attributable to International Paper Company	$209	$334
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.51	$0.82
Discontinued operations, net of taxes	—	(0.01)
Net earnings (loss)	$0.51	$0.81
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.50	$0.82
Discontinued operations, net of taxes	—	(0.01)
Net earnings (loss)	$0.50	$0.81
Average Shares of Common Stock Outstanding – assuming dilution	416.0	414.0
Cash Dividends Per Common Share	$0.4625	$0.4400
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$209	$339
Discontinued operations, net of taxes	—	(5)
Net earnings (loss)	$209	$334
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Net Earnings (Loss)	$209	$334
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	57	64
Pension and postretirement liability adjustments:
Non-U.S. plans	(1)	17
Change in cumulative foreign currency translation adjustment	148	236
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	9	4
Reclassification adjustment for (gains) losses included in net earnings (loss)	(2)	(1)
Total Other Comprehensive Income (Loss), Net of Tax	211	320
Comprehensive Income (Loss)	420	654
Net (earnings) loss attributable to noncontrolling interests	—	—
Other comprehensive (income) loss attributable to noncontrolling interests	(1)	(1)
Comprehensive Income (Loss) Attributable to International Paper Company	$419	$653
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$998	$1,033
Accounts and notes receivable, net	3,078	3,001
Inventories	2,394	2,438
Other current assets	251	198
Total Current Assets	6,721	6,670
Plants, Properties and Equipment, net	14,049	13,990
Forestlands	471	456
Investments	311	360
Financial Assets of Special Purpose Entities (Note 13)	7,037	7,033
Goodwill	3,402	3,364
Deferred Charges and Other Assets	1,310	1,220
Total Assets	$33,301	$33,093
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$454	$239
Accounts payable	2,380	2,309
Accrued payroll and benefits	359	430
Other accrued liabilities	1,074	1,091
Total Current Liabilities	4,267	4,069
Long-Term Debt	10,823	11,075
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	6,286	6,284
Deferred Income Taxes	3,185	3,127
Pension Benefit Obligation	3,375	3,400
Postretirement and Postemployment Benefit Obligation	325	330
Other Liabilities	446	449
Equity
Common stock, $1 par value, 2017 – 448.9 shares and 2016 – 448.9 shares	449	449
Paid-in capital	6,128	6,189
Retained earnings	4,832	4,818
Accumulated other comprehensive loss	(5,152)	(5,362)
	6,257	6,094
Less: Common stock held in treasury, at cost, 2017 – 36.022 shares and 2016 – 37.671 shares	1,682	1,753
Total Shareholders’ Equity	4,575	4,341
Noncontrolling interests	19	18
Total Equity	4,594	4,359
Total Liabilities and Equity	$33,301	$33,093
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net earnings (loss)	$209	$334
Depreciation, amortization and cost of timber harvested	345	284
Deferred income tax provision (benefit), net	7	(37)
Restructuring and other charges	—	1
Net bargain purchase gain on acquisition of business	(6)	—
Net (gains) losses on sales and impairments of businesses	—	37
Ilim dividends received	127	—
Equity (earnings) loss, net	(48)	(63)
Periodic pension expense, net	78	91
Other, net	45	27
Changes in current assets and liabilities
Accounts and notes receivable	(57)	(7)
Inventories	(15)	(9)
Accounts payable and accrued liabilities	22	(26)
Interest payable	(18)	32
Other	(56)	(44)
Cash Provided By (Used For) Operations	633	620
Investment Activities
Invested in capital projects	(374)	(309)
Proceeds from sale of fixed assets	1	8
Other	(27)	(63)
Cash Provided By (Used For) Investment Activities	(400)	(364)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(46)	(131)
Issuance of debt	186	467
Reduction of debt	(227)	(322)
Change in book overdrafts	(6)	3
Dividends paid	(191)	(181)
Cash Provided By (Used For) Financing Activities	(284)	(164)
Cash Included in Assets Held for Sale	—	(12)
Effect of Exchange Rate Changes on Cash	16	25
Change in Cash and Temporary Investments	(35)	105
Cash and Temporary Investments
Beginning of period	1,033	1,050
End of period	$998	$1,155
The accompanying notes are an integral part of these consolidated financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which have previously been filed with the Securities and Exchange Commission.
During the fourth quarter of 2016, the Company finalized the purchase of Weyerhaeuser's pulp business (see Note 7). Subsequent to the acquisition, the Company began reporting Global Cellulose Fibers as a separate reportable business segment in the fourth quarter of 2016 due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers' segment and included in the new Global Cellulose Fibers business segment for all prior periods to conform with current year presentation. In addition, during the first quarter of 2017, as a result of an internal reorganization, the net sales and operating profits for the Asian Distribution operations are included in the results of the businesses that manufacture the products, and prior year amounts have been reclassified to conform with current year presentation.
Also in the first quarter of 2017, the Company adopted the required guidance in ASU 2015-17, "Income Taxes (Topic 740): "Balance Classification of Deferred Taxes," which resulted in the reclassification of $48 million and $251 million as of December 31, 2016, being reclassified to"Deferred Charges and Other Assets" and "Deferred Income Taxes" in long-term liabilities, respectively, from the "Deferred income tax asset" line item in short-term assets.
NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS
Retirement Benefits
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under this new guidance, employers will present the service costs component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line items(s) that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the line(s) used to present the other components of net periodic benefit cost will be required if the components are not presented separately in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the provisions of this guidance; however, we expect the adoption of ASU 2017-07 to result in a change in our adjusted operating profit, which will be offset by a corresponding change in non-operating pension expense to reflect the impact of presenting the amortization of the prior service cost component of net periodic pension expense outside of operating income. We expect to adopt the provisions of this guidance on January 1, 2018 using the retrospective method and do not anticipate a material change to our 2017 adjusted operating profit or non-operating pension expense when they are recast to reflect the standard. We also do not expect ASU 2017-07 to have a material impact on our consolidated statements of financial position or cash flows.
Intangibles
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to calculate the implied fair value of goodwill under Step 2 of today's goodwill impairment test to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This guidance should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, for any impairment test performed in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the provisions of this guidance.

Accounting Changes
In January 2017, the FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings." This guidance addresses the additional qualitative disclosures that a registrant is expected to provide when it cannot reasonably estimate the impact that ASUs 2014-09, 2016-02 and 2016-13 will have in applying SAB Topic 11.M. The Company is currently evaluating the provisions of this guidance.
Business Combinations
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." Under the new guidance, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
Variable Interest Entities
In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." Under consolidation guidance in ASU 2015-02 issued by the FASB in 2015, a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under the new guidance, the single decision maker will consider that indirect interest on a proportionate basis. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. This guidance should be applied retrospectively to all relevant prior periods beginning with the fiscal years in which ASU 2015-02 was initially applied. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2017 with no material impact on the consolidated financial statements.
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
Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): "Improvements to Employee Share-Based Payment Accounting." Under this new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur and will therefore impact the Company's effective tax rate. This guidance replaces current guidance which requires tax benefits that exceed compensation costs (windfalls) to be recognized in equity. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows rather than financing activities as they are currently classified. In addition, the new guidance will allow companies to provide net settlement of stock-based compensation to cover tax withholding as long as the net settlement doesn't exceed the maximum individual statutory tax rate in the employee's tax jurisdiction. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. The Company adopted the provisions of this ASU in the first quarter of 2017 10-Q with no material impact on the consolidated financial statements.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases Topic (842): "Leases." This ASU will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting will remain substantially similar to current U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, and mandates a modified retrospective transition method for all entities. The Company expects to adopt this guidance using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope operating and finance leases but are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.
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
NOTE 3 - EQUITY
A summary of the changes in equity for the three months ended March 31, 2017 and 2016 is provided below:

	Three Months Ended March 31,
	2017			2016
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$4,341	$18	$4,359	$3,884	$25	$3,909
Issuance of stock for various plans, net	54	—	54	(6)	—	(6)
Repurchase of stock	(46)	—	(46)	(131)	—	(131)
Common stock dividends ($.4625 per share in 2017 and $.4400 per share in 2016)	(195)	—	(195)	(183)	—	(183)
Transactions of equity method investees	2	—	2	17	—	17
Comprehensive income (loss)	419	1	420	653	1	654
Ending Balance, March 31	$4,575	$19	$4,594	$4,234	$26	$4,260
NOTE 4 - OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI for the three-month period ended March 31, 2017:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2017	$(3,072)	$(2,287)	$(3)	$(5,362)
Other comprehensive income (loss) before reclassifications	(1)	148	9	156
Amounts reclassified from accumulated other comprehensive income	57	—	(2)	55
Net Current Period Other Comprehensive Income (Loss)	56	148	7	211
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, March 31, 2017	$(3,016)	$(2,140)	$4	$(5,152)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended March 31, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2016	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	17	236	4	257
Amounts reclassified from accumulated other comprehensive income	64	—	(1)	63
Net Current Period Other Comprehensive Income (Loss)	81	236	3	320
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, March 31, 2016	$(3,088)	$(2,314)	$13	$(5,389)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month periods ended March 31, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (a)			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2017	2016
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(9)	(b)	Cost of products sold
Actuarial gains (losses)	(87)	(95)	(b)	Cost of products sold
Total pre-tax amount	(93)	(104)
Tax (expense) benefit	36	40
Net of tax	(57)	(64)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	3	1	(c)	Cost of products sold
Total pre-tax amount	3	1
Tax (expense)/benefit	(1)	—
Net of tax	2	1
Total reclassifications for the period	$(55)	$(63)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended March 31,
In millions, except per share amounts	2017	2016
Earnings (loss) from continuing operations	$209	$339
Effect of dilutive securities	—	—
Earnings (loss) from continuing operations – assuming dilution	$209	$339
Average common shares outstanding	412.1	410.8
Effect of dilutive securities
Restricted stock performance share plan	3.9	3.2
Average common shares outstanding – assuming dilution	416.0	414.0
Basic earnings (loss) from continuing operations per common share	$0.51	$0.82
Diluted earnings (loss) from continuing operations per common share	$0.50	$0.82
NOTE 6 - RESTRUCTURING AND OTHER CHARGES

2017: There were no restructuring and other charges recorded during the first quarter of 2017.

2016: During the three months ended March 31, 2016, restructuring and other charges totaling $1 million before taxes were recorded. Details of these charges were as follows:

In millions	Three Months Ended March 31, 2016
Gain on sale of investment in Arizona Chemical	$(8)
Riegelwood mill conversion costs	9
Total	$1
NOTE 7 - ACQUISITIONS

Weyerhaeuser Pulp Business

On December 1, 2016, the Company finalized the purchase of Weyerhaeuser Company's pulp business for approximately $2.2 billion in cash, subject to post-closing adjustments. Under the terms of the agreement, International Paper acquired four fluff pulp mills, one Northern bleached softwood kraft mill and two converting facilities of modified fiber, located in the United States, Canada and Poland.

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

In millions
Cash and temporary investments	$12
Accounts and notes receivable	195
Inventory	238
Other current assets	11
Plants, properties and equipment	1,711
Goodwill	47
Other intangible assets	212
Deferred charges and other assets	6
Total assets acquired	2,432
Accounts payable and accrued liabilities	111
Long-term debt	104
Other long-term liabilities	26
Total liabilities assumed	241
Net assets acquired	$2,191

Due to the timing of the completion of the acquisition, the purchase price allocation is preliminary and could be revised as a result of additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and intangible assets. These changes to the purchase price allocation could be significant. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

In connection with the purchase price allocation, inventories were written up by $33 million to their estimated fair value. During the first quarter of 2017, $14 million before taxes ($8 million after taxes) were expensed to Cost of products sold as the related inventory was sold.

The identifiable intangible assets acquired in connection with the acquisition of the Weyerhaeuser pulp business included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships and lists	$95	24 years
Trade names, patents, trademarks and developed technology	113	8 years
Other	4	10 years
Total	$212
Holmen Paper Newsprint Mill
On June 30, 2016, the Company completed the acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the acquisition agreement, International Paper purchased the Madrid newsprint mill, as well as associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill during the second half of 2017 to produce recycled containerboard with an expected capacity of 419,000 tons. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.
The Company's aggregate purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using June 30, 2016 exchange rate). The purchase price allocation was completed in the first quarter of 2017. Approximately $60 million of the purchase price was allocated to property, plant and equipment, $14 million to current assets (primarily cash and accounts receivable), $14 million to equity method investments, $5 million to long-term assets, $9 million to short-term liabilities and $16 million to long-term liabilities related to a supply contract entered into with the seller. The final purchase price allocation indicated that the sum of the cash consideration paid is less than the fair value of the underlying assets by $9 million, resulting in a bargain purchase gain being recorded on this transaction.

Additionally, the supply contract estimated losses were increased by $3 million in the first quarter of 2017 based on actual operating results since acquisition. The resulting net $6 million gain was recorded to Net bargain purchase gain on acquisition of business in the accompanying consolidated statement of operations.
NOTE 8 - DIVESTITURES / SPINOFF
Other Divestitures and Impairments
2016: On March 14, 2016, the Company announced that it had entered into a definitive agreement to sell its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. The sale of this business was completed on June 30, 2016. Under the terms of the transaction and after post-closing adjustments, International Paper received a total of approximately RMB 957 million (approximately $144 million at the June 30, 2016 exchange rate), which included the buyer's assumption of the liability for outstanding loans of approximately $55 million which are payable up to three years from the closing of the sale. In the first quarter of 2017, a $5 million payment was received on the remaining outstanding loans and as of March 31, 2017, the remaining payments to be received related to the assumed loans totaled $9 million.
Subsequent to the announced agreement in March 2016, a determination was made that the current book value of the asset group exceeded its estimated fair value of $155 million which was the agreed upon selling price, less costs incurred to sell. As a result, a pre-tax charge of $37 million was recorded during the first quarter of 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value.
The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's consolidated statement of operations were $41 million for the three months ended March 31, 2016.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $727 million and $757 million at March 31, 2017 and December 31, 2016, respectively.

Accounts and Notes Receivable

In millions	March 31, 2017	December 31, 2016
Accounts and notes receivable, net:
Trade	$2,832	$2,759
Other	246	242
Total	$3,078	$3,001

The allowance for doubtful accounts was $72 million and $70 million at March 31, 2017 and December 31, 2016, respectively.

Inventories

In millions	March 31, 2017	December 31, 2016
Raw materials	$293	$296
Finished pulp, paper and packaging	1,382	1,381
Operating supplies	623	661
Other	96	100
Total	$2,394	$2,438

Depreciation

Accumulated depreciation was $22.0 billion and $21.6 billion at March 31, 2017 and December 31, 2016. Depreciation expense was $324 million and $267 million for the three months ended March 31, 2017 and 2016, respectively.

Interest

Interest payments made during the three months ended March 31, 2017 and 2016 were $212 million and $136 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2017	2016
Interest expense	$187	$160
Interest income	45	37
Capitalized interest costs	6	7
NOTE 10 - GOODWILL AND OTHER INTANGIBLES
Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-month period ended March 31, 2017:

In millions	Industrial Packaging	Global Cellulose Fibers		Printing Papers		Consumer Packaging	Total
Balance as of January 1, 2017
Goodwill	$3,316	$19		$2,143		$1,664	$7,142
Accumulated impairment losses (a)	(237)	—		(1,877)		(1,664)	(3,778)
	3,079	19		266		—	3,364
Reclassifications and other (b)	2	—		9		—	11
Additions/reductions	—	28	(c)	(1)	(d)	—	27
Balance as of March 31, 2017
Goodwill	3,318	47		2,151		1,664	7,180
Accumulated impairment losses (a)	(237)	—		(1,877)		(1,664)	(3,778)
Total	$3,081	$47		$274		$—	$3,402

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Represents purchase price adjustments related to the the newly acquired pulp business.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 31, 2017		December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$610	$223	$605	$211
Non-compete agreements	72	68	69	64
Tradenames, patents and trademarks, and developed technology	173	61	173	56
Land and water rights	10	2	10	2
Software	22	21	21	20
Other	49	26	48	26
Total	$936	$401	$926	$379

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2017	2016
Amortization expense related to intangible assets	$16	$12

NOTE 11 - INCOME TAXES
International Paper made income tax payments, net of refunds, of $29 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the three months ended March 31, 2017:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2016	$(98)	$(22)
Activity for three months ended March 31, 2017	(2)	2
Balance at March 31, 2017	$(100)	$(20)
The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.

Included in the Company’s income tax provisions for the three months ended March 31, 2017 and 2016, are $7 million and $74 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Three Months Ended March 31,
In millions	2017	2016
Special items	$8	$(3)
Tax-related adjustments:
International investment restructurings	(15)	(57)
2010-2012 IRS audit closure	—	(14)
Income tax provision (benefit) related to special items	$(7)	$(74)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet. Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $134 million in the aggregate at March 31, 2017. Other than as described above, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $49 million to address the selection of an alternative for the soil remediation component of the overall site remedy which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $49 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

•
In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site, and (ii) demanding reimbursement of EPA past costs related to this portion of the site totaling $37 million, including $19 million in past costs previously demanded by the EPA. The Company responded to the special notice letter. In December 2016, the EPA issued a unilateral administrative order to the Company and other PRPs to perform the remedy for this portion of the site. The Company responded to the unilateral administrative order agreeing to comply with the order subject to its sufficient cause defenses.

•
In April 2016, the EPA issued a separate unilateral administrative order to the Company and certain other PRPs for a time-critical removal action (TCRA) of PCB-contaminated sediments from a different portion of the site. The Company responded to the unilateral administrative order and agreeing to comply with the order subject to its sufficient cause defenses.

•
In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill. The record of decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in late December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the remedial design.

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

Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site (the San Jacinto River Superfund Site) in Harris County, Texas. The PRPs have been actively participating in the activities at the site. In September 2016, the EPA issued a proposed remedial action plan (PRAP) for the site, which identifies the preferred remedy as the removal of the contaminated material currently protected by an armored cap. In addition, the EPA selected a preferred remedy for the separate southern impoundment that requires offsite disposal. In January 2017, the PRPs submitted comments on the PRAP. At this stage, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.

The Company is also defending an additional lawsuit related to the San Jacinto River Superfund Site brought by approximately 400 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Antitrust

Containerboard: In September 2010, eight containerboard producers, including International Paper and Temple-Inland, were named as defendants in a purported class action complaint that alleged a civil violation of Section 1 of the Sherman Act. The suit is captioned Kleen Products LLC v. International Paper Co. (N.D. Ill.). The complaint alleges that the defendants, beginning in February 2004 through November 2010, conspired to limit the supply and thereby increase prices of containerboard products. The class is all persons who purchased containerboard products directly from any defendant for use or delivery in the United States during the period February 2004 to November 2010. The complaint seeks to recover unspecified treble damages and attorneys' fees on behalf of the purported class. Four similar complaints were filed and have been consolidated in the Northern District of Illinois. In March 2015, the District Court certified a class of direct purchasers of containerboard products; in June 2015, the United States Court of Appeals for the Seventh Circuit granted the defendants' petition to appeal, and in August 2016, affirmed the District Court's decision on all counts. In April 2017, the United States Supreme Court denied the Company’s petition for discretionary review (petition for writ of certiorari) of the class certification decision. The Kleen Products litigation continues to progress, and briefing of the parties' dispositive motions and expert challenges is well underway and expected to be completed by the end of the second quarter of 2017.

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

The Company continues to dispute the allegations made in these lawsuits and vigorously defend each action consistent with the best long-term interest of our shareowners. It is reasonably possible that potential loss in these actions could be material. At this time, however, because the Kleen Products action is in the pretrial motions stage and the Tennessee and Ashley Furniture actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Tax

On October 16, 2015, the Company was notified of a $115 million tax assessment issued by the state of Sao Paulo, Brazil (State) for tax years 2011 through 2013. The assessment pertains to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax. This assessment is in the preliminary stage. The Company does not believe that a material loss is probable. During the second quarter of 2016, the Company received a favorable first instance judgment vacating the State's assessment. The Company anticipates that the State will appeal the judgment.

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

NOTE 13 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES
Variable Interest Entities
As of March 31, 2017, the fair value of the Timber Notes and Extension Loans is $4.74 billion and $4.29 billion, respectively, for the 2015 Financing Entites. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2017	2016
Revenue (a)	$24	$24
Expense (a)	32	32
Cash receipts (b)	47	29
Cash payments (c)	64	34

(a)	The revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.
As of March 31, 2017, the fair value of the Timber Notes and Extension Loans is $2.20 billion and $2.06 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2017	2016
Revenue (a)	$13	$8
Expense (b)	15	7
Cash receipts (c)	6	2
Cash payments (d)	9	6

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $5 million for each of the three months ended March 31, 2017 and 2016, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $2 million for each of the three months ended March 31, 2017 and 2016, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
NOTE 14 - DEBT
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2017, the company had $310 million of borrowings outstanding under the program.
At March 31, 2017, the fair value of International Paper’s $11.3 billion of debt was approximately $12.0 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES
As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.
For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2017	December 31, 2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$260	$275
Derivatives Not Designated as Hedging Instruments:
Electricity contract	—	6
Foreign exchange contracts	18	24

(a)	These contracts had maturities of two years or less as of March 31, 2017.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2017	2016
Foreign exchange contracts	$9	$4
Total	$9	$4
During the next 12 months, the amount of the March 31, 2017 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $4 million.
The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2	$1	Cost of products sold
Total	$2	$1

	Gain (Loss) Recognized		Location of Gain (Loss) In Consolidated Statement of Operations
	Three Months Ended March 31,
In millions	2017	2016
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$(1)	$(2)	Cost of products sold
Interest rate contracts	—	2	Interest expense, net
Total	$(1)	$—

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2017			2016
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
First Quarter	$—	$—	$—	$—	$55	$—
Total	$—	$—	$—	$—	$55	$—
Fair Value Measurements
For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.
The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9	(a)	$3	(a)	$1	(b)	$4	(b)
Total derivatives designated as hedging instruments	9		3		1		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		3	(b)	2	(b)
Total derivatives not designated as hedging instruments	—		—		3		2
Total derivatives	$9		$3		$4		$6

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.
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
Credit-Risk-Related Contingent Features
Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $1 million and $3 million as of March 31, 2017 and December 31, 2016, respectively. The Company was not required to post any collateral as of March 31, 2017 or December 31, 2016. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees). A detailed discussion of these plans is presented in Note 16 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
The Company will freeze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the two SERP plans for all service on or after January 1, 2019. This change will not affect benefits accrued through December 31, 2018.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2017	2016
Service cost	$40	$37
Interest cost	138	156
Expected return on plan assets	(192)	(206)
Actuarial loss	85	94
Amortization of prior service cost	7	10
Net periodic pension expense	$78	$91
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. No cash contributions were made to the qualified pension plan in the first three months of 2017 or 2016. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2017.
NOTE 17 - STOCK-BASED COMPENSATION
International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. A detailed discussion of the ICP, including the now discontinued stock option program and executive continuity award program that provided for tandem grants of restricted stock and stock options, is presented in Note 18 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, 13.0 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2017	2016
Total stock-based compensation expense (selling and administrative)	$43	$26
Income tax benefits related to stock-based compensation	48	33
At March 31, 2017, $171 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.
Performance Share Plan
During the first three months of 2017, the Company granted 2.2 million performance units at an average grant date fair value of $51.78.

NOTE 18 - BUSINESS SEGMENT INFORMATION
International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers, Printing Papers, and Consumer Packaging are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. Subsequent to the acquisition of the Weyerhaeuser pulp business in December 2016, the Company began reporting the Global Cellulose Fibers business as a separate business segment due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers business segment and into the new Global Cellulose Fibers business segment for all prior periods. In addition, during the first quarter of 2017, as a result of an internal reorganization, the net sales and operating profits for the Asian Distribution operations are included in the results of the businesses that manufacture the products and prior year amounts have been reclassified to conform with current year presentation.
Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but included the impact of equity earnings and noncontrolling interests, excluding corporate items and corporate special items.
The Company also has a 50% equity interest in Ilim Holding S.A. (Ilim) in Russia that is a separate reportable business segment. The Company recorded equity earnings (losses), net of taxes, of $50 million and $62 million for the three months ended March 31, 2017 and 2016, respectively, for Ilim. The Company received cash dividends from the joint venture of $127 million during the first quarter of 2017. At March 31, 2017 and December 31, 2016, the Company's investment in Ilim was $247 million and $302 million, respectively, which was $159 million and $164 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $47 million and $39 million for the three months ended March 31, 2017 and 2016, respectively.

Sales by business segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
In millions	2017	2016
Industrial Packaging	$3,499	$3,411
Global Cellulose Fibers	564	212
Printing Papers	995	972
Consumer Packaging	466	495
Corporate and Intersegment Sales	(13)	20
Net Sales	$5,511	$5,110

Operating profit by business segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
In millions	2017		2016
Industrial Packaging	$365	(a)	$396	(c)
Global Cellulose Fibers	(70)	(b)	(50)
Printing Papers	100		135
Consumer Packaging	33		16	(d)
Business Segment Operating Profit	428		497

Earnings (loss) from continuing operations before income taxes and equity earnings	244		317
Interest expense, net	142		123
Noncontrolling interests/equity earnings adjustment (e)	—		—
Corporate items, net	11		21
Restructuring and other charges	—		(8)
Non-operating pension expense	31		44
Adjusted Operating Profit	$428		$497
Equity earnings (loss), net of taxes – Ilim	$50		$62

(a)
Includes a gain of $6 million for the three months ended March 31, 2017 for a net bargain purchase gain on the June 2016 acquisition of the Holmen Paper newsprint mill in Madrid, Spain and a charge of $1 million for the three months ended March 31, 2017 for other items.

(b)
Includes a charge of $14 million for the three months ended March 31, 2017 for the amortization of the inventory fair value step-up for the pulp business acquired in December 2016, a charge of $4 million for the three months ended March 31, 2017 for costs associated with the acquisition of that business and a charge of $1 million for the three months ended March 31, 2017 for other items.

(c)
Includes a charge of $37 million for the three months ended March 31, 2016 for the impairment of the assets of our Asia corrugated packaging business and costs associated with the sale of the business.

(d)	Includes a charge of $9 million for the three months ended March 31, 2016 for costs associated with the Riegelwood mill conversion to 100% pulp production.

(e)
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
EXECUTIVE SUMMARY

Diluted earnings (loss) attributable to International Paper common shareholders were $209 million ($0.50 per share) in the first quarter of 2017, compared with $218 million ($0.53 per share) in the fourth quarter of 2016 and $334 million ($0.81 per share) in the first quarter of 2016. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $249 million ($0.60 per share) in the first quarter of 2017, compared with 2016 fourth-quarter earnings of $303 million ($0.73 per share) and 2016 first-quarter earnings of $330 million ($0.80 per share).

International Paper delivered solid results in what was a transitional quarter for the Company. During the first quarter, the Company realized benefits from previously announced price increases and several additional price increase announcements were made as well across our businesses. The Company was able to effectively manage through the Pensacola mill digester incident with the successful start-up of the mill in early April. The integration of the newly acquired pulp business continues to progress well with first quarter synergies in line with our expectations.
The Company saw a meaningful uplift in price in the 2017 first quarter, primarily driven by the implementation of the price increases announced in October 2016 in our North American Industrial Packaging business, as well as some benefit from price increases announced in the 2017 first quarter in the Global Cellulose Fibers business. Volumes were seasonally lower than the 2016 fourth quarter, as expected, in our North American Industrial Packaging, EMEA and Brazilian Printing Papers businesses Input costs were significantly higher, driven by rapidly escalating prices for recycled fiber. Maintenance outages were higher compared to the 2016 fourth quarter, including a significant outage at the Global Cellulose Fibers Port Wentworth mill in connection with an energy reduction project. Our Ilim joint venture experienced seasonally lower volume and higher input costs offset by the positive impact from foreign currency movements, primarily driven by Ilim’s U.S. dollar denominated debt. In addition, International Paper received cash dividends from Ilim totaling $127 million in the 2017 first quarter.
Looking ahead to the 2017 second quarter, we anticipate that it will be another transitional quarter for the Company. In our North American Industrial Packaging business, we expect to see the initial benefits of price increases announced in March and the continued realization of price increases on export containerboard. We also expect to see benefits from the implementation of previously announced price increases in our Global Cellulose Fibers business, along with the realization of additional integration synergies. Volumes should be seasonally higher in our North American Industrial Packaging and Consumer Packaging businesses. Maintenance outage expenses are expected to be significantly higher in the second quarter. Input costs, in particular recycled fiber, are expected to remain stable relative to the elevated levels of the 2017 first quarter. Operating costs are expected to benefit from significantly less costs at the Pensacola mill along with the non-repeat of the post maintenance outage start-up issue at our Port Wentworth mill. For our Ilim joint venture, seasonally stronger sales volumes are expected to be partially offset by a heavy maintenance outage quarter.
Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures. Diluted earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most direct comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of items considered by management to be unusual from the earnings reported under GAAP, non-operating pension expense (includes all U.S. pension costs, excluding service costs and prior service costs), and discontinued operations. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Diluted earnings (loss) attributable to common shareholders to Adjusted Operating Earnings attributable to common shareholders.

	Three Months Ended March 31,		Three Months Ended December 31,
	2017	2016	2016
Diluted Earnings (Loss) Attributable to Shareholders	$209	$334	$218
Add back - Discontinued operations (gain) loss	—	5	—
Diluted Earnings (Loss) from Continuing Operations	209	339	218
Add Back - Non-operating pension (income) expense	31	44	37
Add Back - Net special items expense (income)	14	38	45
Income tax effect - Non-operating pension and special items expense	(5)	(91)	3
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$249	$330	$303

	Three Months Ended March 31,		Three Months Ended December 31,
	2017	2016	2016
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.50	$0.81	$0.53
Add Back - Discontinued operations (gain) loss per share	—	0.01	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.50	0.82	0.53
Add Back - Non-operating pension (income) expense per share	0.07	0.11	0.09
Add Back - Net special items expense (income) per share	0.03	0.09	0.11
Income tax effect per share - Non-operating pension and special items expense	—	(0.22)	—
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.60	$0.80	$0.73
RESULTS OF OPERATIONS
For the first quarter of 2017, International Paper Company reported net sales of $5.5 billion, compared with $5.4 billion in the fourth quarter of 2016 and $5.1 billion in the first quarter of 2016.
Net earnings attributable to International Paper totaled $209 million, or $0.50 per share, in the 2017 first quarter. This compared with $334 million, or $0.81 per share, in the first quarter of 2016 and $218 million or $0.53 per share, in the fourth quarter of 2016.

Earnings from continuing operations attributable to International Paper Company were $209 million in the first quarter of 2017 compared with $339 million in the first quarter of 2016 and $218 million in the fourth quarter of 2016. Compared with the first quarter of 2016, the 2017 first quarter reflects higher sales volumes ($14 million), lower mill maintenance outage costs ($38 million), lower corporate and other costs ($2 million), lower tax expense ($7 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($6 million). These benefits were offset by lower average sales price realizations and an unfavorable mix ($14 million), higher operating costs ($37 million), higher raw material and freight costs ($59 million), the operating results for the recently acquired pulp business which was not included in the prior year ($5 million) and higher net interest expense ($13 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $12 million lower in the 2017 first quarter than in the 2016 first quarter. Net special items in the 2017 first quarter were a loss of $21 million compared with a gain of $36 million in the 2016 first quarter.
Compared with the fourth quarter of 2016, earnings benefited from higher average sales price realizations net of an unfavorable mix ($41 million), lower operating costs ($4 million) and lower non-operating pension expense ($4 million). These benefits were offset by lower sales volumes ($18 million), higher raw material and freight costs ($38 million), higher mill maintenance outage costs ($18 million), higher corporate and other items ($3 million), a less favorable quarter for the recently acquired pulp business largely due to planned maintenance downtime costs ($18 million), higher net interest expense ($5 million) and higher tax expense ($4 million) reflecting a higher estimated tax rate. Equity earnings, net of taxes, for Ilim Holding, S.A. were $5 million higher than in the 2016 fourth quarter. Net special items in the 2017 first quarter were a loss of $21 million compared with a loss of $62 million in the 2016 fourth quarter.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items and corporate special items. Business Segment Operating Profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.
International Paper operates in four segments: Industrial Packaging, Global Cellulose Fibers, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its total Business Segment Operating Profit:

	Three Months Ended
	March 31		December 31,
In millions	2017	2016	2016
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$209	$339	$218
Add back (deduct):
Income tax provision (benefit)	83	41	108
Equity (earnings) loss, net of taxes	(48)	(63)	(47)
Noncontrolling interests, net of taxes	—	—	1
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	244	317	280
Interest expense, net	142	123	136
Noncontrolling interests / equity earnings included in operations	—	—	—
Corporate items	11	21	11
Special items (income) expense	—	(8)	—
Non-operating pension expense	31	44	37
Adjusted Operating Profit	$428	$497	$464
Business Segment Operating Profit:
Industrial Packaging	$365	$396	$372
Global Cellulose Fibers	(70)	(50)	(70)
Printing Papers	100	135	121
Consumer Packaging	33	16	41
Total Business Segment Operating Profit	$428	$497	$464

Business Segment Operating Profit

Segment Operating Profit
(in millions)
$600
$500
$400
$300
$200
$100
$0
$497
($22)
$22
($55)
($88)
$56
($7)
($7)
$32
$428
Q1 2016
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Pulp Acquisition
Other
Special Items
Q1 2017

Total business segment operating profits of $428 million in the 2017 first quarter were lower than the $497 million in the 2016 first quarter and the $464 million in the 2016 fourth quarter. Compared with the first quarter of 2016, operating profits in the current quarter benefited from higher sales volumes ($22 million) and lower mill outage costs ($56 million). These benefits were offset by lower net average sales price realizations and an unfavorable mix ($22 million), higher operating costs ($55 million), higher raw material and freight costs ($88 million), the operating results for the recently acquired pulp business which is not included in the prior year ($7 million) and higher other costs ($7 million). Special items were a loss of $14 million in the 2017 first quarter compared with a loss of $46 million in the 2016 first quarter.
Compared with the fourth quarter of 2016, operating profits benefited from higher average sales price realizations net of an unfavorable mix ($57 million) and lower operating costs ($6 million). These benefits were offset by lower sales volumes ($25 million), higher raw material and freight costs ($54 million), higher mill outage costs ($25 million), a less favorable quarter for the recently acquired pulp business largely due to planned maintenance downtime costs ($25 million) and higher other items ($1 million). Special items were a loss of $14 million in the 2017 first quarter compared with a loss of $45 million in the 2016 fourth quarter.
During the 2017 first quarter, International Paper took approximately 229,000 tons of downtime of which approximately 35,000 tons were economic-related compared with approximately 516,000 tons of downtime, which included about 212,000 tons that were economic-related, in the 2016 first quarter. During the 2016 fourth quarter, International Paper took approximately 210,000 tons of downtime of which approximately 44,000 tons were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2017	2016
Industrial Packaging
North American Corrugated Packaging (c)	2,537	2,519
North American Containerboard	813	740
North American Recycling	950	928
North American Saturated Kraft	46	47
North American Gypsum/Release Kraft	53	46
North American Bleached Kraft	7	6
EMEA Industrial Packaging (c) (d)	374	374
Asian Box (c) (e)	—	103
Brazilian Packaging (c)	86	77
Industrial Packaging	4,866	4,840
Cellulose Fibers (in thousands of metric tons) (b)	877	367
Printing Papers
North American Uncoated Papers	489	475
EMEA and Russian Uncoated Papers	359	373
Brazilian Uncoated Papers	264	254
Indian Uncoated Papers	61	63
Uncoated Papers	1,173	1,165
Consumer Packaging
North American Consumer Packaging	291	308
EMEA Coated Paperboard	99	94
Consumer Packaging	390	402

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.

(e)	Includes sales volumes through the date of sale on June 30, 2016.
Income Taxes
An income tax provision of $83 million was recorded for the 2017 first quarter and the reported effective income tax rate for continuing operations was 34%. Excluding an expense of $7 million related to the tax effects of special items and a benefit of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.5% for the quarter.
An income tax provision of $108 million was recorded for the 2016 fourth quarter and the reported effective income tax rate for continuing operations was 38.6%. Excluding an expense of $17 million related to the tax effects of special items and a benefit of $14 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 29% for the quarter.
An income tax provision of $41 million was recorded for the 2016 first quarter and the reported effective income tax rate for continuing operations was 13%. Excluding a benefit of $74 million related to the tax effects of special items and a benefit of $17 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 33% for the quarter.
Interest Expense and Noncontrolling Interest
Net interest expense for the 2017 first quarter was $142 million compared with $136 million in the 2016 fourth quarter and $123 million in the 2016 first quarter.

Effects of Special Items
Details of special items are as follows:

	Three Months Ended
	March 31				December 31
	2017		2016		2016
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Pulp business acquisition inventory fair value step-up amortization	$14	$8	$—	$—	$19	$11
Pulp business acquisition costs	4	2	—	—	19	14
Holmen mill net bargain purchase gain	(6)	(6)	—	—	—	—
Riegelwood mill conversion costs	—	—	9	6	—	—
Asia Packaging restructuring and impairment	—	—	37	34	—	—
Turkey mill closure	—	—	—	—	7	6
Other	2	2	—	—	—	—
Business Segments Total	14	6	46	40	45	31
Corporate
Gain on sale of investment in Arizona Chemical	—	—	(8)	(5)	—	—
Corporate Total	—	—	(8)	(5)	—	—
Total special items	14	6	38	35	45	31
Non-operating pension expense	31	19	44	27	37	23
Total	$45	$25	$82	$62	$82	$54
Includes the following tax expenses (benefits):

	Three Months Ended
	March 31		December 31
In millions	2017	2016	2016
International investment restructuring	$15	$—	$—
Luxembourg tax rate change	—	—	31
International legal entity restructuring	—	—	(6)
Brazil goodwill	—	(57)	—
U.S. federal audit	—	(14)	—
Other	—	—	6
Total	$15	$(71)	$31
BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability. The tables include a detail of special items in each year, where applicable, in order to show operating profit before special items. The Company calculates Operating Profit Before Special Items (non-GAAP) by excluding the pre-tax effect of items considered by management to be unusual from the earnings reported under U.S. generally accepted accounting principles (“GAAP”). Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides for a more complete analysis of the results of operations by quarter. Net earnings attributable to International Paper is the most directly comparable GAAP measure. See Note 18 - Business Segment Information in the Condensed Notes to the Consolidated Financial Statements for the GAAP reconciliation of segment operating profit.

During the first quarter of 2017, as a result of an internal reorganization, the net sales and operating profits for the Asian Distribution operations are included in the results of the businesses that manufacture the products. Prior year amounts have been reclassified to conform with current year presentation.

Industrial Packaging

Total Industrial Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,499	$3,411	$3,477
Operating Profit	$365	$396	$371
Asia Packaging restructuring and impairment	—	37	—
Turkey mill closure	—	—	7
Holmen mill net bargain purchase gain	(6)	—	—
Other	1	—	—
Operating Profit Before Special Items	$360	$433	$378
Industrial Packaging net sales for the first quarter of 2017 were 1% higher than in the fourth quarter of 2016, but were 3% higher than in the first quarter of 2016. Operating profit before special items (as shown in the table above) were 5% lower in the first quarter of 2017 than in the fourth quarter of 2016 and 17% lower than in the first quarter of 2016.

North American Industrial Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,155	$3,055	3,106
Operating Profit	$361	$438	$384
Other	1	—	—
Operating Profit Before Special Items	$362	$438	$384

(a)	Includes intra-segment sales of $32 million and $45 million for the three months ended March, 31 2017 and 2016, respectively, and $31 million for the three months ended December 31, 2016.
North American Industrial Packaging sales volumes for boxes in the first quarter of 2017 were lower than in the fourth quarter of 2016 despite four additional shipping days, reflecting seasonally weaker market demand. Containerboard shipments to both domestic and export markets were higher. Total maintenance and economic downtime decreased 30,000 tons from 158,000 tons to 128,000 tons which reflects a decrease of 24,000 tons for maintenance downtime and a decrease of 6,000 tons for economic downtime. Average sales margins for boxes were higher due to the realization of box sales price increases. Average sales price realizations for domestic containerboard also increased due to the implementation of the sales price increase announced in the fourth quarter of 2016. Export containerboard sales prices were also higher reflecting favorable market conditions. Input costs were significantly higher for recycled fiber while costs for energy and wood also increased. Planned maintenance downtime costs were $33 million higher in the 2017 first quarter compared with the 2016 fourth quarter. Operating costs, including costs associated with the January Pensacola mill digester incident, were higher.
Compared with the first quarter of 2016, sales volumes for boxes were higher in the first quarter of 2017 which included one additional shipping day. Sales volumes for containerboard increased in export markets, but were partially offset by lower domestic shipments. Total maintenance and economic downtime was 225,000 tons lower in the first quarter of 2017 which comprises a decrease of 48,000 tons for maintenance downtime and a decrease of 177,000 tons for economic downtime. Average sales margins for boxes increased due to higher average sales price realizations. Average domestic sales price realizations for containerboard were higher, but average export sales price realizations were lower. Input costs increased significantly for recycled fiber and energy, but were partially offset by lower wood costs. Planned maintenance downtime costs were $5 million lower in the first quarter of 2017 compared with the first quarter of 2016. Operating costs were negatively impacted by the Pensacola mill digester incident.
Entering the second quarter of 2017, sales volumes for boxes are expected to be seasonally higher. Export shipments of containerboard are also expected to increase. Input costs for recycled fiber are expected to remain high, but should be more than offset by lower wood, energy and chemical costs. Planned maintenance downtime costs should be $35 million higher. We expect favorable pricing in the North American Industrial Packaging business associated with the realization of the containerboard domestic price increase communicated to customers in the first quarter of 2017 and rising export prices.

EMEA Industrial Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$317	$294	$325
Operating Profit	$14	$7	$2
Turkey mill closure	—	—	7
Holmen mill net bargain purchase gain	(6)	—	—
Operating Profit Before Special Items	$8	$7	$9
EMEA Industrial Packaging sales volumes for boxes in the first quarter of 2017 were lower than in the fourth quarter of 2016 due to the negative impact of unfavorable weather conditions on market demand for fruit and vegetable boxes. Average sales margins increased, primarily in Turkey. Input costs for energy were slightly higher and distribution costs increased due to higher export shipments. Operating costs were lower.
Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 were flat. Average sales margins were significantly higher due to material cost decreases, mix improvements in Morocco and sales price increases in Turkey. Operating costs and distribution costs increased.
Looking ahead to the second quarter of 2017, sales volumes are expected to be seasonally higher in the Euro-zone, but partially offset by seasonally lower volumes in Morocco. Average sales margins are expected to be compressed due to material cost increases. Energy, distribution and operating costs are expected to be lower.

Brazilian Industrial Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$59	$42	$77
Operating Profit	$(10)	$(8)	$(14)
Brazilian Industrial Packaging sales volumes in the first quarter of 2017 were slightly lower than in the fourth quarter of 2016. Average sales margins were impacted by higher sales prices and a more favorable customer mix. Planned maintenance downtime costs in the first quarter of 2017, which included an outage at the Nova Campina mill, were $1 million higher than in the fourth quarter of 2016. Input costs were lower for recycled fiber.
Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 were higher for boxes, sheets and containerboard. Average sales price realizations for boxes increased, while input costs, primarily for recycled fiber, were higher. Operating costs increased and planned maintenance downtime costs were $2 million higher.
Looking ahead to the second quarter of 2017, sales volumes are expected to be seasonally higher for boxes. Average sales price realizations are also expected to improve. Input costs should be lower, primarily for recycled fiber, and maintenance downtime costs should be $2 million lower with no outages scheduled in the second quarter.

Asian Industrial Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$—	$65	$—
Operating Profit	$—	$(41)	$(1)
Asia Packaging Restructuring and Impairment	—	37	—
Operating Profit Before Special Items	$—	$(4)	$(1)
Asian Industrial Packaging
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. See Note 8 - Divestitures / Spinoff in the Condensed Notes to the Consolidated Financial Statements for further discussion of the sale of this business.

Global Cellulose Fibers

Total Global Cellulose Fibers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$564	$212	$379
Operating Profit	$(70)	$(50)	$(70)
Acquisition costs	4	—	19
Inventory fair value step-up amortization	14	—	19
Other	1	—	—
Operating Profit Before Special Items	$(51)	$(50)	$(32)
Global Cellulose Fibers includes the results of the pulp business acquired from Weyerhaeuser beginning in December 2016. See Note 7 - Acquisitions in the Condensed Notes to Consolidated Financial Statements for further discussion of this acquisition. Net sales were 49% higher in the first quarter of 2017 than in the fourth quarter of 2016 and higher than in the first quarter of 2016. Operating profits before special items (as shown in the table above) were 59% lower in the first quarter of 2017 than in the fourth quarter of 2016 and 2% lower than in the first quarter of 2016.
Operating earnings for the legacy business in the first quarter of 2017 compared with the fourth quarter of 2016 reflect increased sales volumes as a result of the ramp-up of production at the Riegelwood mill. Average sales price realizations were flat, but average sales margins were impacted by a favorable product mix. In Europe and Russia, sales volumes were lower, but average sales price realizations were slightly favorable. Operating costs were higher due to operational issues at two mills and the impact of the Pensacola mill digester incident in January. Input costs were flat. Planned maintenance downtime costs in the first quarter of 2017 included an outage at the Georgetown mill and were $6 million higher than in the fourth quarter of 2016 which included an outage at the Riegelwood mill. In the first quarter of 2017 operating earnings for the recently acquired pulp business included $41 million of planned maintenance downtime costs for outages at the Flint River mill and for a major energy optimization project at the Port Wentworth mill.
Compared with the first quarter of 2016, sales volumes for the legacy business in the first quarter of 2017 were slightly higher. Average sales price realizations were lower for fluff pulp and softwood pulp. In Europe average sales price realizations decreased while in Russia average sales margins were favorably impacted by mix. Input costs were flat, but operating costs were higher. Planned maintenance downtime costs were $41 million lower in the first quarter of 2017 than in the first quarter of 2016 which included significant outage costs associated with the Riegelwood mill conversion.
Entering the second quarter of 2017, sales volumes for the combined business are expected to be stable. Average sales price realizations are expected to reflect the continuing realization of previously announced sales price increases. Average sales margins will also benefit from a more favorable product mix. Average sales price realizations are expected to increase in both Europe and Russia, but sales volumes are expected to decrease in Russia. Input costs are expected to be stable. Planned maintenance downtime costs should be $5 million lower in the second quarter of 2017.
Printing Papers

Total Printing Papers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$995	$972	$1,055
Operating Profit	$100	$135	$121
Printing Papers net sales for the first quarter of 2017 were 6% lower than in the fourth quarter of 2016, but were 2% higher than in the first quarter of 2016. Operating profits in the first quarter of 2017 were 17% lower than in the fourth quarter of 2016 and 26% lower than in the first quarter of 2016.

North American Papers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$468	$482	$465
Operating Profit	$33	$61	$43
North American Papers sales volumes in the first quarter of 2017 were higher than in the fourth quarter of 2016 primarily due to higher market demand. Average sales margins for uncoated freesheet paper decreased reflecting lower average sales price realizations. Input costs increased for energy and chemicals, while wood costs were flat. Operating costs were lower. Planned maintenance downtime costs were $10 million higher in the first quarter of 2017 compared with the fourth quarter of 2016.
Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 were higher primarily due to increased shipments of uncoated freesheet paper to export markets. Average sales price realizations were lower for cutsize paper and rolls. Average sales margins were also impacted by unfavorable product and mill sourcing mix. Higher input costs for energy and chemicals were partially offset by lower wood costs. Planned maintenance downtime costs in the first quarter of 2017 were $7 million higher than in the first quarter of 2016.
Entering the second quarter of 2017, sales volumes are expected to be slightly higher, while average sales price realizations are expected to be stable. Input costs should be slightly lower for energy and chemicals. Planned maintenance downtime costs should be $13 million higher with scheduled outages in the second quarter. Operating costs are expected to be seasonally lower.

European Papers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$274	259	$284
Operating Profit	$29	$40	$28
European Papers sales volumes for uncoated freesheet paper in the first quarter of 2017 compared with the fourth quarter of 2016 were higher in Europe, but seasonally lower in Russia. Average sales price realizations for uncoated freesheet paper increased in Europe and were flat in Russia. Input costs were higher, primarily for chemicals and energy in Europe and for wood in Russia. Planned maintenance downtime costs in the first quarter of 2017 which included no outages were $11 million lower than in the fourth quarter of 2016 which included an outage at the Saillat mill. Manufacturing operating costs were lower.
Sales volumes for uncoated freesheet paper in the first quarter of 2017 compared with the first quarter of 2016, were higher in Europe and increased slightly in Russia. Average sales price realizations decreased for uncoated freesheet paper in Europe and Russia. Input costs were higher, primarily for energy in Europe and for wood in Russia. There were no planned maintenance downtime costs in either period.
Looking forward to the second quarter of 2017, sales volumes for uncoated freesheet paper are expected to increase in Russia and be slightly lower in Europe. Average sales price realizations are expected to increase in Europe following announced price increases and be stable in Russia. Input costs are expected to be flat in Europe, but increase slightly for wood in Russia. Planned maintenance downtime costs should be $7 million higher in the second quarter of 2017.

Brazilian Papers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$214	$189	$260
Operating Profit	$39	$35	$50

(a)	Includes intra-segment sales of $9 million and $1 million for the three months ended March, 31 2017 and 2016, respectively, and $1 million for the three months ended December 31, 2016.
Brazilian Papers sales volumes in the first quarter of 2017 decreased compared with the fourth quarter of 2016 reflecting seasonally weaker demand for uncoated freesheet paper in both the domestic and other Latin American markets. Average sales price realizations increased in the domestic market reflecting the partial realization of an announced price increase. Input costs were lower, primarily for virgin fiber. Planned maintenance downtime costs were flat.
Compared with the first quarter of 2016, sales volumes for uncoated freesheet paper in the first quarter of 2017 increased in other Latin American markets, but were lower in the domestic market. Average sales price realizations were higher in the domestic market reflecting the impact of price increases in 2016 and the first quarter of 2017. Average sales price realizations in Latin American export markets decreased. Sales margins were also negatively impacted by an unfavorable geographic mix. Input costs were lower, primarily for purchased pulp.
Entering the second quarter of 2017, sales volumes are expected to be slightly higher for uncoated freesheet paper. Average sales price realizations are expected to continue to improve in the domestic market reflecting the continued realization of the first quarter price increase. Average sales margins should also benefit from a more favorable geographic mix. Input costs are expected to be higher, particularly for virgin fiber. Planned maintenance outage costs should be $3 million higher in the second quarter.

Indian Papers	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$48	$43	$47
Operating Profit	$(1)	$(1)	$—
Indian Papers sales volumes in the first quarter of 2017 compared with the fourth quarter of 2016 were slightly lower. Average sales price realizations increased. Input costs were lower, primarily for wood, while operating costs were flat. Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 were higher. Average sales price realizations increased. Both operating costs and input costs were flat.

Looking ahead to the second quarter of 2017, sales volumes are expected to be lower, partially due to reduced production associated with a planned maintenance outage. Average sales margins should be favorably impacted by the realization of an announced sales price increase.

Consumer Packaging

Total Consumer Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$466	$495	$464
Operating Profit	$33	$16	$41
Riegelwood mill conversion costs	—	9	—
Operating Profit Before Special Items	$33	$25	$41
Consumer Packaging net sales in the first quarter of 2017 were even with the fourth quarter of 2016 and 6% lower than in the first quarter of 2016. Operating profits before special items (as shown in the table above) were 20% lower in the first quarter of 2017 than in the fourth quarter of 2016, but 32% higher than in the first quarter of 2016.

North American Consumer Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$388	$418	$386
Operating Profit	$14	$(10)	$21
Riegelwood mill conversion costs	—	9	—
Operating Profit Before Special Items	$14	$(1)	$21
North American Consumer Packaging Coated paperboard sales volumes in the first quarter of 2017 were seasonally higher than in the fourth quarter of 2016. Average sales price realizations were slightly lower due to continued price erosion and competitive pressure. Average sales margins were further impacted by a less favorable mix. Planned maintenance downtime costs were $11 million lower in the first quarter of 2017 compared with the fourth quarter of 2016 which included an outage at the Texarkana mill. Operating costs were seasonally higher and input costs, primarily for natural gas, were also higher.
Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 were lower largely due to the absence of the coated bristols product line. Average sales price realizations were lower for folding carton board and cupstock. Average sales margins were also negatively affected by an unfavorable mix. Input costs decreased for wood, but were partially offset by higher natural gas costs. Planned maintenance downtime costs were $19 million lower.
Foodservice sales volumes in the first quarter of 2017 were seasonally lower than in the fourth quarter of 2016. Average sales prices were flat, but average sales margins were negatively impacted by higher polystyrene costs and an unfavorable product mix. Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 decreased slightly, reflecting weaker market demand. Average sales margins were lower due to higher polystyrene costs partially mitigated by a more favorable product mix. Freight costs decreased reflecting the impact of supply chain initiatives, but were offset by inflation and higher operating costs.
Looking forward to the second quarter of 2017, coated paperboard sales volumes are expected to be seasonally higher. Average sales price realizations are expected to be slightly higher reflecting the implementation of an announced price increase in both the domestic and export markets. Input costs are expected to be higher for chemicals. Planned maintenance downtime costs should be $28 million higher with scheduled outages in the second quarter. For Foodservice, sales volumes are expected to be seasonally higher while average sales margins will be impacted by higher board and resin costs.

European Consumer Packaging	2017	2016
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$78	$77	$78
Operating Profit	$19	$26	$20
European Consumer Packaging sales volumes in the first quarter of 2017 compared with the fourth quarter of 2016 were higher in Europe, but lower in Russia. Average sales margins increased reflecting higher sales price realizations and a favorable mix. Input costs were higher in both Europe and Russia. Planned maintenance downtime costs were flat.
Compared with the first quarter of 2016, sales volumes increased in Europe, but decreased in Russia. Average sales price realizations were flat in Russia, but decreased in Europe although margins reflected a more favorable mix. Input costs for energy increased in both Europe and Russia as well as for wood in Russia, but purchased pulp costs were lower in Europe.

Entering the second quarter of 2017, higher sales volumes in Russia are expected to be more than offset by seasonally lower sales volumes in Europe. Average sales margins are expected to decrease reflecting lower average sales price realizations in both Europe and Russia and an unfavorable mix in Russia. Planned maintenance downtime costs are expected to be $3 million higher with scheduled outages in the second quarter. Input costs are expected to be slightly higher.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable business segment. The Company recorded equity earnings, net of taxes, of $50 million in the first quarter of 2017, compared with $45 million in the fourth quarter of 2016 and $62 million in the first quarter of 2016. In the first quarter of 2017, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $23 million compared with a gain of $6 million in the fourth quarter of 2016. Compared with the fourth quarter of 2016, sales volumes in the first quarter of 2017 were seasonally lower across all products, but primarily for sales of softwood pulp in China and other export markets and sales of containerboard in export and domestic markets. Average sales price realizations increased, primarily for sales of hardwood and softwood pulp in China, export and domestic markets and for containerboard in domestic markets, partially offset by cut-size paper sales in export markets. Distribution costs increased, while operating costs were relatively flat. The Company received cash dividends from the joint venture of $127 million during the first quarter of 2017.
Compared with the first quarter of 2016, sales volumes in the first quarter of 2017 decreased across all product lines but primarily for sales of softwood and hardwood pulp to China, export and domestic markets. Average sales price realizations were higher, primarily for sales of softwood pulp in domestic markets. Input costs for wood, fuel and distribution increased. Operating costs increased. An after-tax foreign exchange gain of $11 million primarily on the remeasurement of U.S. dollar-denominated net debt was recorded in the first quarter of 2016.
Looking forward to the second quarter of 2017, sales volumes are expected to increase. Average sales price realizations are expected to increase compared with the first quarter of 2017 primarily for export sales of softwood and hardwood pulp partially offset by lower domestic prices. Input costs are expected to be seasonally higher for wood partially offset by lower distribution costs. Planned maintenance downtime costs will be incurred in the second quarter of 2017 with outages scheduled.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $633 million for the first three months of 2017, compared with $620 million for the comparable 2016 three-month period. Cash used for working capital components totaled $124 million for the first three months of 2017 compared to $54 million for the comparable 2016 three-month period.

The Company generated free cash flow of approximately $259 million and $311 million in the first three months of 2017 and 2016, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2017	2016
Cash provided by operations	$633	$620
Adjustments:
Cash invested in capital projects	(374)	(309)
Free Cash Flow	$259	$311
Investments in capital projects totaled $374 million in the first three months of 2017 compared to $309 million in the first three months of 2016. Full-year 2017 capital spending is currently expected to be approximately $1.5 billion, or about 107% of depreciation and amortization expense for our current businesses.
Financing activities for the first three months of 2017 included a $41 million net decrease in debt versus a $145 million net increase in debt during the comparable 2016 three-month period.

At March 31, 2017, contractual obligations for future payments of debt maturities by calendar year were as follows: $349 million in 2017; $539 million in 2018; $423 million in 2019; $160 million in 2020; $629 million in 2021; $927 million in 2022; and $8.2 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At March 31, 2017, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances ($600 million available at March 31, 2017) under a receivables securitization program that expires in December 2017.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of March 31, 2017, the Company had $310 million of borrowings outstanding under this program.
During the first three months of 2017, International Paper used 2.5 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46 million. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock over the next two to three years in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. Under the current repurchase program, the Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of March 31, 2017.
During the first three months of 2016, International Paper used approximately 2.7 million shares of treasury stock for various incentive plans. International Paper also acquired 3.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $131 million, including $100 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $191 million and $181 million for the first three months of 2017 and 2016, respectively. Dividends were $0.4625 per share and $0.4400 per share for the first three months in 2017 and 2016, respectively.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2017 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Acquisitions
See discussion in Note 7 - Acquisitions in the Condensed Notes to the Consolidated Financial Statements.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $1.3 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions, postretirement benefits other than pensions,income taxes and business combinations.
The Company has included in its 2016 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2017.
Pension Accounting
Net pension expense totaled approximately $78 million for International Paper’s U.S. plans for the three months ended March 31, 2017, or about $13 million less than the pension expense for the first three months of 2016. The decrease in U.S. plan expense was due to lower amortization of unrecognized actuarial losses and prior service cost. Net pension expense for non-U.S. plans was about $1 million for the first three months of 2017 and 2016, respectively.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At March 31, 2017, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.7 billion, consisting of approximately 51% equity securities, 28% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The U.S. nonqualified plans are only funded to the extent of benefits paid, which are expected to be $40 million in 2017.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) changes in our estimates for the costs and insurance coverage associated with the January 2017 incident at our Pensacola, Florida mill; (vi) whether we experience a material disruption at one of our other manufacturing facilities; (vii) risks inherent in conducting business through a joint venture; (viii) the failure to realize the expected synergies and cost-savings from our purchase of the pulp business of Weyerhaeuser Company or delay in realization thereof; (ix) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (x) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual

Report on Form 10-K for the fiscal year ended December 31, 2016 ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 38 of International Paper’s 2016 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2016.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (Part I, Item 1A).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 - January 31, 2017	2,129	$53.06	—	$0.933
February 1, 2017 - February 28, 2017	859,840	52.89	—	0.933
March 1, 2017 - March 31, 2017	2,043	51.14	—	0.933
Total	864,012
(a) 864,012 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

May 5, 2017	By	/s/ Glenn R. Landau
Glenn R. Landau
Senior Vice President and Chief Financial Officer

May 5, 2017	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller