Form 10-Q
period 2017-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2017-08-04
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 28, 2017 was 412,915,093.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Sales	$5,772	$5,322	$11,283	$10,432
Costs and Expenses
Cost of products sold	4,105	4,112	8,045	7,723
Selling and administrative expenses	422	386	844	762
Depreciation, amortization and cost of timber harvested	357	301	702	585
Distribution expenses	390	339	769	659
Taxes other than payroll and income taxes	43	41	88	82
Restructuring and other charges	(16)	—	(16)	1
Net (gains) losses on sales and impairments of businesses	9	28	9	65
Litigation settlement	354	—	354	—
Net bargain purchase gain on acquisition of business	—	—	(6)	—
Interest expense, net	137	129	279	252
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(29)	(14)	215	303
Income tax provision (benefit)	(89)	(9)	(6)	32
Equity earnings (loss), net of taxes	20	45	68	108
Earnings (Loss) From Continuing Operations	80	40	289	379
Discontinued operations, net of taxes	—	—	—	(5)
Net Earnings (Loss)	80	40	289	374
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	—
Net Earnings (Loss) Attributable to International Paper Company	$80	$40	$289	$374
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.19	$0.10	$0.70	$0.92
Discontinued operations, net of taxes	—	—	—	(0.01)
Net earnings (loss)	$0.19	$0.10	$0.70	$0.91
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.19	$0.10	$0.69	$0.91
Discontinued operations, net of taxes	—	—	—	(0.01)
Net earnings (loss)	$0.19	$0.10	$0.69	$0.90
Average Shares of Common Stock Outstanding – assuming dilution	416.4	414.7	416.7	415.1
Cash Dividends Per Common Share	$0.4625	$0.4400	$0.9250	$0.8800
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$80	$40	$289	$379
Discontinued operations, net of taxes	—	—	—	(5)
Net earnings (loss)	$80	$40	$289	$374
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Earnings (Loss)	$80	$40	$289	$374
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	60	335	117	399
Pension and postretirement liability adjustments:
U.S. plans	—	(545)	—	(545)
Non-U.S. plans	2	—	1	17
Change in cumulative foreign currency translation adjustment	(14)	134	134	370
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(1)	(14)	8	(10)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(2)	(3)	(4)	(4)
Total Other Comprehensive Income (Loss), Net of Tax	45	(93)	256	227
Comprehensive Income (Loss)	125	(53)	545	601
Net (earnings) loss attributable to noncontrolling interests	—	—	—	—
Other comprehensive (income) loss attributable to noncontrolling interests	(1)	1	(2)	—
Comprehensive Income (Loss) Attributable to International Paper Company	$124	$(52)	$543	$601
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,041	$1,033
Accounts and notes receivable, net	3,283	3,001
Inventories	2,361	2,438
Other current assets	552	198
Total Current Assets	7,237	6,670
Plants, Properties and Equipment, net	14,040	13,990
Forestlands	451	456
Investments	325	360
Financial Assets of Special Purpose Entities (Note 13)	7,042	7,033
Goodwill	3,409	3,364
Deferred Charges and Other Assets	1,373	1,220
Total Assets	$33,877	$33,093
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$824	$239
Accounts payable	2,362	2,309
Accrued payroll and benefits	409	430
Other accrued liabilities	1,407	1,091
Total Current Liabilities	5,002	4,069
Long-Term Debt	10,392	11,075
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	6,287	6,284
Deferred Income Taxes	3,499	3,127
Pension Benefit Obligation	3,357	3,400
Postretirement and Postemployment Benefit Obligation	318	330
Other Liabilities	457	449
Equity
Common stock, $1 par value, 2017 – 448.9 shares and 2016 – 448.9 shares	449	449
Paid-in capital	6,168	6,189
Retained earnings	4,717	4,818
Accumulated other comprehensive loss	(5,108)	(5,362)
	6,226	6,094
Less: Common stock held in treasury, at cost, 2017 – 36.0 shares and 2016 – 37.7 shares	1,681	1,753
Total Shareholders’ Equity	4,545	4,341
Noncontrolling interests	20	18
Total Equity	4,565	4,359
Total Liabilities and Equity	$33,877	$33,093
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net earnings (loss)	$289	$374
Depreciation, amortization and cost of timber harvested	702	585
Deferred income tax provision (benefit), net	304	22
Restructuring and other charges	(16)	1
Litigation settlement	354	—
Pension plan contributions	—	(250)
Net bargain purchase gain on acquisition of business	(6)	—
Net (gains) losses on sales and impairments of businesses	9	65
Ilim dividends received	127	58
Equity (earnings) loss, net	(68)	(108)
Periodic pension expense, net	158	624
Other, net	73	65
Changes in current assets and liabilities
Accounts and notes receivable	(230)	(86)
Inventories	21	48
Accounts payable and accrued liabilities	(110)	(76)
Interest payable	(1)	13
Other	(328)	(110)
Cash Provided By (Used For) Operations	1,278	1,225
Investment Activities
Invested in capital projects	(664)	(637)
Acquisitions, net of cash acquired	(44)	(61)
Proceeds from divestitures, net of cash divested	—	101
Proceeds from sale of fixed assets	17	11
Other	(39)	(106)
Cash Provided By (Used For) Investment Activities	(730)	(692)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(46)	(132)
Issuance of debt	132	1,204
Reduction of debt	(248)	(1,070)
Change in book overdrafts	(6)	6
Dividends paid	(382)	(362)
Cash Provided By (Used For) Financing Activities	(550)	(354)
Cash Included in Assets Held for Sale	(4)	—
Effect of Exchange Rate Changes on Cash	14	25
Change in Cash and Temporary Investments	8	204
Cash and Temporary Investments
Beginning of period	1,033	1,050
End of period	$1,041	$1,254
The accompanying notes are an integral part of these financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company's Current Report on Form 8-K dated July 31, 2017 (collectively the "2016 10-K"), both of which have previously been filed with the Securities and Exchange Commission. The Current Report on Form 8-K dated July 31, 2017 was filed to retrospectively adjust portions of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, to reflect the adoption of the required guidance in ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." In addition, as a result of an internal reorganization in the 2017 first quarter, the net sales and operating profits for the Asian Distribution operations are included in the results of the businesses that manufacture the products, and as such, prior year amounts have been reclassified to conform with the presentation in 2017.

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under this new guidance, employers will present the service costs component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line items(s) that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the line(s) used to present the other components of net periodic benefit cost will be required if the components are not presented separately in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the provisions of this guidance; however, we expect the adoption of ASU 2017-07 to result in a change in our adjusted operating profit, which will be offset by a corresponding change in non-operating pension expense to reflect the impact of presenting the amortization of the prior service cost component of net periodic pension expense outside of operating income. We expect to adopt the provisions of this guidance on January 1, 2018 using the retrospective method and do not anticipate a material change to our 2017 adjusted operating profit or non-operating pension expense when they are recast to reflect the standard. We also do not expect ASU 2017-07 to have a material impact on our statements of financial position or cash flows.

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

Variable Interest Entities

In October 2016, the FASB issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control." Under consolidation guidance in ASU 2015-02 issued by the FASB in 2015, a single decision maker was required to consider an indirect interest held by a related party under common control in its entirety. Under the new guidance, the single decision maker will consider that indirect interest on a proportionate basis. This guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. This guidance should be applied retrospectively to all relevant prior periods beginning with the fiscal years in which ASU 2015-02 was initially applied. Early adoption is permitted. The Company adopted this ASU in the first quarter of 2017 with no material impact on the financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs rather than defer the income tax effects which is current practice. This new guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance; however, we do not anticipate it having a material impact on the financial statements.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the provisions of this guidance.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under this new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur and will therefore impact the Company's effective tax rate. This guidance replaces current guidance which requires tax benefits that exceed compensation costs (windfalls) to be recognized in equity. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows rather than financing activities as they are currently classified. In addition, the new guidance will allow companies to provide net settlement of stock-based compensation to cover tax withholding as long as the net settlement does not exceed the maximum individual statutory tax rate in the employee's tax jurisdiction. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. The Company adopted the provisions of this ASU in the first quarter of 2017 with no material impact on the financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases Topic (842): Leases." This ASU will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting will remain substantially similar to current U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, and mandates a modified retrospective transition method for all entities. The Company expects to adopt this guidance using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We expect to recognize a liability and corresponding asset associated with in-scope operating and finance leases but are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." This guidance replaces most existing revenue recognition guidance and provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years and permits the use of either the retrospective or cumulative effect transition method; however, in August 2015, the FASB issued ASU 2015-14 which defers the effective date by one year making the guidance effective for annual reporting periods beginning after December 15, 2017. The FASB has continued to clarify this guidance in various updates during 2015, 2016 and 2017, all of which, have the same effective date as the original guidance.

We are currently evaluating the impact of ASU 2014-09 and all related ASU's on our financial statements. During the second quarter of 2017, we finalized our plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective transition method. The Company's transition team, including representatives from all of our business segments, continues to review and analyze the impact of the standard on our revenue contracts. Surveys were developed and reviews of customer contracts have been performed in order to gather information and identify areas of the Company's business where potential differences could result in applying the requirements of the new standard to its revenue contracts. The results of the surveys and contract reviews indicate that the adoption of the standard may require acceleration of revenue for products produced by the Company without an alternative future use and where the Company would have a legally enforceable right of payment for production of products completed to date. The Company is continuing to evaluate the terms of its revenue contracts, including evaluating the materiality of the potential impact to the financial statements. In addition, the Company continues to assess the impact of required disclosures around revenue recognition in the notes to the financial statements and any necessary policy and process changes, in preparation for adoption. The Company does not expect that the adoption of the other elements of the standard will result in a material impact on its financial statements.

NOTE 3 - EQUITY

A summary of the changes in equity for the six months ended June 30, 2017 and 2016 is provided below:

	Six Months Ended June 30,
	2017			2016
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$4,341	$18	$4,359	$3,884	$25	$3,909
Issuance of stock for various plans, net	94	—	94	73	—	73
Repurchase of stock	(46)	—	(46)	(132)	—	(132)
Common stock dividends ($.9250 per share in 2017 and $.8800 per share in 2016)	(390)	—	(390)	(366)	—	(366)
Transactions of equity method investees	3	—	3	(36)	—	(36)
Divestiture of noncontrolling interests	—	—	—	—	(3)	(3)
Comprehensive income (loss)	543	2	545	601	—	601
Ending Balance, June 30	$4,545	$20	$4,565	$4,024	$22	$4,046

NOTE 4 - OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the three-month period ended June 30, 2017:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2017	$(3,016)	$(2,140)	$4	$(5,152)
Other comprehensive income (loss) before reclassifications	2	(14)	(1)	(13)
Amounts reclassified from accumulated other comprehensive income	60	—	(2)	58
Net Current Period Other Comprehensive Income (Loss)	62	(14)	(3)	45
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, June 30, 2017	$(2,954)	$(2,155)	$1	$(5,108)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the three-month period ended June 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, April 1, 2016	$(3,088)	$(2,314)	$13	$(5,389)
Other comprehensive income (loss) before reclassifications	(545)	137	(14)	(422)
Amounts reclassified from accumulated other comprehensive income	335	(3)	(3)	329
Net Current Period Other Comprehensive Income (Loss)	(210)	134	(17)	(93)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, June 30, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2017:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2017	$(3,072)	$(2,287)	$(3)	$(5,362)
Other comprehensive income (loss) before reclassifications	1	134	8	143
Amounts reclassified from accumulated other comprehensive income	117	—	(4)	113
Net Current Period Other Comprehensive Income	118	134	4	256
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(2)	—	(2)
Balance, June 30, 2017	$(2,954)	$(2,155)	$1	$(5,108)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents changes in AOCI for the six-month period ended June 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2016	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	(528)	373	(10)	(165)
Amounts reclassified from accumulated other comprehensive income	399	(3)	(4)	392
Net Current Period Other Comprehensive Income	(129)	370	(14)	227
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—
Balance, June 30, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits to AOCI.

The following table presents details of the reclassifications out of AOCI for the three-month and six-month periods ended June 30, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (a)					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(7)	$(9)	$(13)	$(18)	(b)	Cost of products sold
Actuarial gains (losses)	(90)	(536)	(177)	(631)	(b)	Cost of products sold
Total pre-tax amount	(97)	(545)	(190)	(649)
Tax (expense) benefit	37	210	73	250
Net of tax	(60)	(335)	(117)	(399)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	3	—	3		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	—	3	—	3

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	2	4	5	5	(c)	Cost of products sold
Total pre-tax amount	2	4	5	5
Tax (expense)/benefit	—	(1)	(1)	(1)
Net of tax	2	3	4	4
Total reclassifications for the period	$(58)	$(329)	$(113)	$(392)

(a)	Amounts in parentheses indicate debits to earnings/loss.

(b)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2017	2016	2017	2016
Earnings (loss) from continuing operations	$80	$40	$289	$379
Effect of dilutive securities	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$80	$40	$289	$379
Average common shares outstanding	412.9	411.2	412.5	411.0
Effect of dilutive securities
Restricted stock performance share plan	3.5	3.5	4.2	4.1
Average common shares outstanding – assuming dilution	416.4	414.7	416.7	415.1
Basic earnings (loss) from continuing operations per common share	$0.19	$0.10	$0.70	$0.92
Diluted earnings (loss) from continuing operations per common share	$0.19	$0.10	$0.69	$0.91

NOTE 6 - RESTRUCTURING AND OTHER CHARGES

2017: During the three months ended June 30, 2017, restructuring and other charges totaling a $16 million benefit before taxes were recorded. Details of these charges were as follows:

In millions	Three Months Ended June 30, 2017
Gain on sale of investment in ArborGen	$(14)
Other	(2)
Total	$(16)

There were no restructuring and other charges recorded during the three months ended March 31, 2017.

2016: There were no restructuring and other charges recorded during the three months ended June 30, 2016.

During the three months ended March 31, 2016, restructuring and other charges totaling $1 million before taxes were recorded. Details of these charges were as follows:

In millions	Three Months Ended March 31, 2016
Gain on sale of investment in Arizona Chemical	$(8)
Riegelwood mill conversion costs	9
Total	$1
NOTE 7 - ACQUISITIONS

Tangier, Morocco Facility

On June 30, 2017, the Company completed the acquisition of Europac's Tangier, Morocco facility, a corrugated packaging facility, for €40 million (approximately $46 million using the June 30, 2017 exchange rate), subject to certain closing and post-closing adjustments. Approximately 80% of the purchase price has been preliminarily allocated to property, plant and equipment. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

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

The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the newly acquired pulp business's results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the preliminary allocation of the purchase price to the fair value of assets and liabilities acquired as of December 1, 2016:

In millions
Cash and temporary investments	$12
Accounts and notes receivable	195
Inventory	238
Other current assets	11
Plants, properties and equipment	1,711
Goodwill	52
Other intangible assets	212
Deferred charges and other assets	6
Total assets acquired	2,437
Accounts payable and accrued liabilities	114
Long-term debt	104
Other long-term liabilities	28
Total liabilities assumed	246
Net assets acquired	$2,191

Due to the timing of the completion of the acquisition, the purchase price allocation is preliminary and could be revised as a result of additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and intangible assets. While we do not anticipate these changes to the purchase price allocation to be significant, the purchase price allocation will not be finalized until the end of the measurement period of up to one year from the acquisition date.

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

The Company's aggregate purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using the June 30, 2016 exchange rate). The purchase price allocation was completed in the first quarter of 2017. Approximately $60 million of the purchase price was allocated to property, plant and equipment, $14 million to current assets (primarily cash and accounts receivable), $14 million to equity method investments, $5 million to long-term assets, $9 million to short-term liabilities and $16 million to long-term liabilities related to a supply contract entered into with the seller. The final purchase price allocation indicated that the sum of the cash consideration paid is less than the fair value of the underlying assets by $9 million, resulting in a bargain purchase gain being recorded on this transaction. Additionally, the supply contract estimated losses were increased by $3 million in the first quarter of 2017 based on actual operating results since acquisition. The resulting net $6 million gain was recorded to Net bargain purchase gain on acquisition of business in the accompanying statement of operations.

NOTE 8 - DIVESTITURES / SPINOFF

Other Divestitures and Impairments

2017: On June 29, 2017, the Company announced that it had entered into a definitive agreement to sell its foodservice business in China to Huhtamaki Hong Kong Limited. Under the terms of the transaction, International Paper will receive approximately RMB 50 million (approximately $7 million using the June 30, 2017 exchange rate). The transaction is expected to be completed in the third quarter of 2017, subject to satisfaction of closing conditions, including obtaining required governmental approvals. A determination was made that the current book value of the asset group exceeded its estimated fair value of $7 million, which is the agreed upon purchase price. As a result, a pre-tax charge of $9 million was recorded during the second quarter of 2017, in the Company's Consumer Packaging segment, to write down the long-lived assets of this business to their estimated fair value. Amounts related to this business included in the Company's statement of operations were immaterial for both the three months and six months ended June 30, 2017.

2016: On June 30, 2016, the Company completed the previously announced sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction and after post-closing adjustments, International Paper received a total of approximately RMB 957 million (approximately $144 million at the June 30, 2016 exchange rate), which included the buyer's assumption of the liability for outstanding loans of approximately $55 million which are payable up to three years from the closing of the sale. In the first quarter of 2017, a $5 million payment was received on the remaining outstanding loans and as of June 30, 2017, the remaining payments to be received related to the assumed loans totaled $9 million.

Subsequent to the announced agreement in March 2016, a determination was made that the current book value of the asset group exceeded its estimated fair value of $155 million which was the agreed upon selling price, less costs incurred to sell. As a result, a pre-tax charge of $41 million was recorded during the six months ended June 30, 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million in the 2016 second quarter for severance that was contingent upon the sale of this business. The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's statement of operations were $32 million and $73 million for the three months and six months ended June 30, 2016.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $753 million and $757 million at June 30, 2017 and December 31, 2016, respectively.

Accounts and Notes Receivable

In millions	June 30, 2017	December 31, 2016
Accounts and notes receivable, net:
Trade	$2,996	$2,759
Other	287	242
Total	$3,283	$3,001

The allowance for doubtful accounts was $71 million and $70 million at June 30, 2017 and December 31, 2016, respectively.

Inventories

In millions	June 30, 2017	December 31, 2016
Raw materials	$294	$296
Finished pulp, paper and packaging	1,351	1,381
Operating supplies	624	661
Other	92	100
Total	$2,361	$2,438

Depreciation

Accumulated depreciation was $22.3 billion and $21.6 billion at June 30, 2017 and December 31, 2016. Depreciation expense was $332 million and $284 million for the three months ended June 30, 2017 and 2016, respectively, and $656 million and $551 million for the six months ended June 30, 2017 and 2016, respectively.

Interest

Interest payments made during the six months ended June 30, 2017 and 2016 were $387 million and $333 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Interest expense	$186	$172	$373	$332
Interest income	49	43	94	80
Capitalized interest costs	6	7	12	14

NOTE 10 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-month period ended June 30, 2017:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers	Consumer Packaging	Total
Balance as of January 1, 2017
Goodwill	$3,316		$19		$2,143	$1,664	$7,142
Accumulated impairment losses (a)	(237)		—		(1,877)	(1,664)	(3,778)
	3,079		19		266	—	3,364
Reclassifications and other (b)	4		—		4	—	8
Additions/reductions	5	(c)	33	(d)	(1)	—	37
Balance as of June 30, 2017
Goodwill	3,325		52		2,146	1,664	7,187
Accumulated impairment losses (a)	(237)		—		(1,877)	(1,664)	(3,778)
Total	$3,088		$52		$269	$—	$3,409

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects the acquisition of the newly acquired Moroccan box plant.

(d)	Represents purchase price adjustments related to the the newly acquired pulp business.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2017		December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$605	$229	$605	$211
Non-compete agreements	72	70	69	64
Tradenames, patents and trademarks, and developed technology	173	65	173	56
Land and water rights	8	2	10	2
Software	23	21	21	20
Other	48	27	48	26
Total	$929	$414	$926	$379

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Amortization expense related to intangible assets	$17	$13	$33	$25

NOTE 11 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $101 million and $73 million for the six months ended June 30, 2017 and 2016, respectively.

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the six months ended June 30, 2017:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2016	$(98)	$(22)
Activity for three months ended March 31, 2017	(2)	2
Activity for the three months ended June 30, 2017	(42)	1
Balance at June 30, 2017	$(142)	$(19)

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $2 million during the next 12 months.

Included in the Company’s income tax provisions for the six months ended June 30, 2017 and 2016, are $177 million and $67 million of income tax benefits, respectively, related to special items. The components of the net provision related to special items were as follows:

	Six Months Ended June 30,
In millions	2017	2016
Litigation settlement	$(135)	$—
Other special items	(15)	(13)
Restructuring and other charges items	5	—
Tax-related adjustments:
International investment restructurings	15	(63)
Income tax refund claims	(85)	—
Return to accrual	38	23
2010-2012 IRS audit closure	—	(14)
Income tax provision (benefit) related to special items	$(177)	$(67)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet. Remediation costs are recorded in the financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $131 million in the aggregate at June 30, 2017. Other than as described above, completion of required remedial actions is not expected to have a material effect on our financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $48 million to address the selection of an alternative for the soil remediation component of the overall site remedy which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $48 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discha rged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for past or future costs. The parties’ responsibility, including that of the Company, was the subject of a second trial, which was concluded in late 2015. A decision has not been rendered and it is unclear to what extent the Court will address responsibility for future costs in that decision. We are unable to predict the outcome or estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.

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

Antitrust

Containerboard: On June 27, 2017, the Company entered into a settlement agreement with the class plaintiffs in the class action lawsuit captioned Kleen Products LLC et al. v. International Paper Co. et al. (N.D. Ill.) which was filed in September 2010, and is pending in the United States District Court for the Northern District of Illinois. Eight containerboard producers, including the Company, Temple-Inland and Weyerhaeuser Company (the "Released Defendants"), were named as defendants in the lawsuit which alleges a civil violation of Section 1 of the Sherman Act. In particular, the lawsuit alleges that the defendants conspired to limit the supply and thereby increase prices of containerboard products during the period from February 15, 2004, through November 8, 2010. Four similar complaints were filed and consolidated in the Northern District of Illinois. In March 2015, the District Court certified a plaintiff class consisting of all persons who purchased containerboard products directly from the defendant for use or delivery in the United States during the class period.

Under the terms of the settlement agreement, on August 1, 2017, the Company paid $354 million into a settlement fund in return for a dismissal of the Released Defendants and release of all claims and alleged damages asserted against the Released Defendants in the lawsuit or that are related to or arise from the direct purchase of containerboard products from the Released Defendants by the class members from the beginning of time up to preliminary approval of the settlement agreement by the district court, which occurred on July 13, 2017. Any attorneys' fees awarded by the district court and all costs of notice and claims administration will be paid from the settlement fund.

The settlement agreement remains subject to final approval by the district court and provides for a period of time during which class members will be notified of the settlement and given an opportunity to file a claim form to receive a settlement payment, object to the settlement or do nothing. The district court has scheduled a final approval hearing for October 17, 2017, at which time the parties will request final approval of the settlement and at which time any objectors to the settlement will be heard. If the district court gives final approval to the settlement, the release will be effective as to all class members regardless of whether they filed a claim form and received payment.

In June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.), was filed in federal court in Wisconsin against ten defendants, including the Company, Temple-Inland and Weyerhaeuser Company. The Ashley Furniture lawsuit closely tracks the allegations found in the Kleen Products complaint, alleging a practically identical civil violation of Section 1 of the Sherman Act, but also asserts Wisconsin state antitrust claims. In January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present.

Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action.

The Company continues to dispute the allegations made in the Ashley Furniture and Tennessee lawsuits and vigorously defend each. At this time, however, because actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Contract

Signature: In August 2014, a lawsuit captioned Signature Industrial Services LLC et al. v. International Paper Company was filed in state court in Texas. The Signature lawsuit arises out of approximately $1 million in disputed invoices related to the installation of new equipment at the Company's Orange, Texas mill. In addition to the invoices in dispute, Signature and its president allege consequential damages arising from the Company's nonpayment of those invoices. The lawsuit was tried before a jury in Beaumont, Texas, in May 2017. On June 1, 2017, the jury returned a verdict awarding approximately $125 million in damages to the plaintiffs. The verdict will not be final until post-trial motions are decided, and the Company will appeal the final judgment thereafter. The Company has numerous and strong bases for appeal, and we believe the Company will prevail on appeal. Because post-trial proceedings are in a preliminary stage, we are unable to estimate a range of reasonably possible loss, but we expect the amount of any loss to be immaterial.

Tax

On October 16, 2015, the Company was notified of a $110 million tax assessment issued by the state of Sao Paulo, Brazil (State) for tax years 2011 through 2013. The assessment pertains to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax. This assessment is in the preliminary stage. The Company does not believe that a material loss is probable. During the second quarter of 2016, the Company received a favorable first instance judgment vacating the State's assessment. The Company anticipates that the State will appeal the judgment.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, labor and employment, contracts, sales of property, intellectual property and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its financial statements.

NOTE 13 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities

As of June 30, 2017, the fair value of the Timber Notes and Extension Loans is $4.78 billion and $4.31 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Revenue (a)	$23	$23	$47	$47
Expense (a)	32	32	64	64
Cash receipts (b)	—	—	47	29
Cash payments (c)	—	—	64	34

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of June 30, 2017, the fair value of the Timber Notes and Extension Loans is $2.23 billion and $2.09 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Revenue (a)	$10	$10	$23	$18
Expense (b)	8	9	23	16
Cash receipts (c)	6	4	12	6
Cash payments (d)	9	6	18	12

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three and six months ended June 30, 2017 and 2016, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2017 and 2016, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 14 - DEBT

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2017, the company had $240 million of borrowings outstanding under the program.

At June 30, 2017, the fair value of International Paper’s $11.2 billion of debt was approximately $12.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

Subsequent to June 30, 2017, International Paper priced $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. We expect the sale of this debt to close on or about August 9, 2017. The proceeds from this debt issuance, together with a combination of available cash and other borrowings, will be used to make a voluntary pension contribution in the aggregate amount of $1.25 billion by September 15, 2017. In addition, International Paper borrowed approximately $350 million under the commercial paper program. The proceeds from this borrowing, along with cash on hand, were used to pay the amount owed under the Kleen Products LLC et al. v. International Paper Co. et al. (N.D.Ill.) settlement agreement discussed in Note 12.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2017	December 31, 2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$342	$275
Derivatives Not Designated as Hedging Instruments:
Electricity contract	1	6
Foreign exchange contracts	17	24

(a)	These contracts had maturities of two years or less as of June 30, 2017.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Foreign exchange contracts	$(1)	$(3)	$8	$1
Interest rate contracts	—	(11)	—	(11)
Total	$(1)	$(14)	$8	$(10)

During the next 12 months, the amount of the June 30, 2017 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $3 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2	$3	$4	$4	Cost of products sold
Total	$2	$3	$4	$4

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$—	$2	$(2)	$—	Cost of products sold
Foreign exchange contracts	—	1	—	1	Cost of products sold
Interest rate contracts	—	—	—	2	Interest expense, net
Total	$—	$3	$(2)	$3

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2017			2016
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Second Quarter	$—	$—	$—	$—	$—	$—
First Quarter	—	—	—	—	55	—
Total	$—	$—	$—	$—	$55	$—

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9	(a)	$3	(b)	$4	(c)	$4	(c)
Total derivatives designated as hedging instruments	9		3		4		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		1	(c)	2	(c)
Total derivatives not designated as hedging instruments	—		—		1		2
Total derivatives	$9		$3		$5		$6

(a)	Includes $7 million recorded in Other current assets and $2 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(b)	Included in Other current assets in the accompanying balance sheet.

(c)	Included in Other accrued liabilities in the accompanying balance sheet.

The above contracts are subject to enforceable master netting arrangements that provide rights of offset with each counterparty when amounts are payable on the same date in the same currency or in the case of certain specified defaults. Management has made an accounting policy election to not offset the fair value of recognized derivative assets and derivative liabilities in the balance sheet. The amounts owed to the counterparties and owed to the Company are considered immaterial with respect to each counterparty and in the aggregate with all counterparties.

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $1 million and $3 million as of June 30, 2017 and December 31, 2016, respectively. The Company was not required to post any collateral as of June 30, 2017 or December 31, 2016. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Service cost	$39	$36	$79	$73
Interest cost	139	158	277	314
Expected return on plan assets	(193)	(206)	(385)	(412)
Actuarial loss	88	96	173	190
Amortization of prior service cost	7	10	14	20
Settlement	—	439	—	439
Net periodic pension expense	$80	$533	$158	$624

In the first quarter of 2016, International Paper offered a voluntary, limited-time opportunity for former employees who were participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $250 million to the qualified pension plan in the first six months of 2016. No contributions have been made to date in 2017, but the Company intends to make a voluntary cash contribution in the aggregate amount of $1.25 billion to the qualified pension plan by September 15, 2017. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2017.

NOTE 17 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2017, 13.0 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Total stock-based compensation expense (selling and administrative)	$39	$41	$82	$67
Income tax benefits related to stock-based compensation	(1)	—	47	33

At June 30, 2017, $133 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

Performance Share Plan

During the first six months of 2017, the Company granted 2.2 million performance units at an average grant date fair value of $51.78.

NOTE 18 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers, Printing Papers, and Consumer Packaging, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. Subsequent to the acquisition of the Weyerhaeuser pulp business in December 2016, the Company began reporting the Global Cellulose Fibers business as a separate business segment due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers business segment and into the new Global Cellulose Fibers business segment for all prior periods.

Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of noncontrolling interests, excluding corporate items and corporate special items. Business segment operating profits are defined by the Securities and Exchange Commission as a non-GAAP financial measure, and are not GAAP alternatives to net income or any other operating measure prescribed by accounting principles generally accepted in the United States.

The Company also has a 50% equity interest in Ilim Holding S.A. (Ilim) operating in Russia, that is a separate reportable business segment. The Company recorded equity earnings (losses), net of taxes, of $21 million and $46 million for the three months ended June 30, 2017 and 2016, respectively, and $71 million and $108 million for the six months ended June 30, 2017 and 2016, respectively, for Ilim. The Company received cash dividends from the joint venture of $127 million during the first quarter of 2017. At June 30, 2017 and December 31, 2016, the Company's investment in Ilim was $264 million and $302 million, respectively, which was $158 million and $164 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $51 million and $45 million for the three months ended June 30, 2017 and 2016, respectively, and $98 million and $84 million for the six months ended June 30, 2017 and 2016, respectively.

Sales by business segment for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2017	2016	2017	2016
Industrial Packaging	$3,706	$3,520	$7,205	$6,931
Global Cellulose Fibers	612	259	1,176	471
Printing Papers	1,017	1,012	2,012	1,984
Consumer Packaging	474	501	940	996
Corporate and Intersegment Sales	(37)	30	(50)	50
Net Sales	$5,772	$5,322	$11,283	$10,432

Operating profit by business segment for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In millions	2017		2016		2017		2016
Industrial Packaging	$50	(a)	$458	(f)	$415	(a)	$854	(f)
Global Cellulose Fibers	7	(b)	(21)	(g)	(63)	(b)	(71)	(g)
Printing Papers	86	(c)	117		186	(c)	252
Consumer Packaging	(14)	(d)	73		19	(d)	89	(h)
Business Segment Operating Profit	129		627		557		1,124

Earnings (loss) from continuing operations before income taxes and equity earnings	(29)		(14)		215		303
Interest expense, net	137	(e)	129		279	(e)	252
Noncontrolling interests/equity earnings adjustment (j)	(1)		—		(1)		—
Corporate items, net	4		25		15		46
Special items, net	(16)		—		(16)		(8)
Non-operating pension expense	34		487	(i)	65		531	(i)
Adjusted Operating Profit	$129		$627		$557		$1,124
Equity earnings (loss), net of taxes – Ilim	$21		$46		$71		$108

(a)
Includes a charge of $354 million for the three months and six months ended June 30, 2017, related to the agreement to settle the Kleen Products anti-trust class action lawsuit, a gain of $6 million for the six months ended June 30, 2017, for a net bargain purchase gain associated with the June 2016 acquisition of Holmen Paper's newsprint mill in Madrid, Spain, and charges of $3 million and $4 million for the three months and six months ended June 30, 2017, respectively, for other items.

(b)
Includes charges of $5 million and $9 million for the three months and six months ended June 30, 2017, respectively, for costs associated with the acquisition of the pulp business acquired in December 2016, a charge of $14 million for the six months ended June 30, 2017, for the amortization of the inventory fair value step-up for that business and a charge of $1 million for the six months ended June 30, 2017, for other items.

(c)	Includes a charge of $2 million for the three months and six months ended June 30, 2017, for other items.

(d)	Includes a charge of $9 million for the three months and six months ended June 30, 2017, for the impairment of the assets of our Foodservice business in Asia.

(e)	Includes a gain of $4 million for the three months and six months ended June 30, 2017, for interest income associated with an income tax refund claim.

(f)
Includes charges of $28 million and $65 million for the three months and six months ended June 30, 2016, respectively, for the impairment of the assets of our corrugated packaging business in Asia and costs associated with the sale of that business.

(g)	Includes a charge of $5 million for the three months and six months ended June 30, 2016, for costs associated with the agreement to purchase the Weyerhaeuser pulp business.

(h)	Includes a charge of $9 million for the six months ended June 30, 2016, for costs associated with the Riegelwood conversion to 100% pulp production.

(i)	Includes a charge of $439 million for the three months and six months ended June 30, 2016, for a settlement accounting charge associated with term-vested lump sum payments.

(j)
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
EXECUTIVE SUMMARY

Diluted earnings (loss) attributable to International Paper common shareholders were $80 million ($0.19 per share) in the second quarter of 2017, compared with $209 million ($0.50 per share) in the first quarter of 2017 and $40 million ($0.10 per share) in the second quarter of 2016. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $270 million ($0.65 per share) in the second quarter of 2017, compared with 2017 first-quarter earnings of $249 million ($0.60 per share) and 2016 second-quarter earnings of $379 million ($0.92 per share).

International Paper delivered solid results in the 2017 second quarter with significant contributions from our North American Industrial Packaging and Global Cellulose Fibers businesses. Key drivers to the 2017 second quarter results were higher prices in our North American Industrial Packaging and Global Cellulose Fibers businesses along with healthy demand for box and containerboard. We saw positive momentum in our Global Cellulose Fibers business with the realization of synergies at a faster than expected rate. The Company also completed the acquisition of Europac's Tangier facility in Morocco which will complement IP's existing EMEA packaging business. Additionally, during the 2017 second quarter, the Company settled the Kleen products class action lawsuit and on August 1, 2017 paid $354 million into a settlement fund.
Price was higher in our North American Industrial Packaging business versus 2017 first quarter as we continue to implement and realize recent price increases in North America and export markets. The Global Cellulose Fibers business delivered significantly improved sequential quarter results on record fluff pulp volume and continued price realization. Volumes were seasonally higher relative to the 2017 first quarter, particularly in our North American Industrial Packaging business. Operations were overall favorable versus the 2017 first quarter primarily driven by solid operating performance in our North American Industrial Packaging and Global Cellulose Fibers businesses. The Company executed a heavy maintenance outage schedule during the 2017 second quarter, with about 75% of the planned outages having now been completed in the first half of the year. Input costs were unfavorable versus the 2017 first quarter primarily due to higher than expected OCC costs; however these costs were offset by lower wood, chemicals and energy costs. Our Ilim joint venture delivered solid results, driven primarily by seasonally higher volume and improved pulp pricing; however, results were negatively impacted by non-cash foreign currency movements primarily associated with Ilim's U.S. dollar denominated net debt.
Looking ahead to the 2017 third quarter, we expect to see significant benefits from the implementation of recent price increases in our North American Industrial Packaging business. Additionally, we should see further price realization on North American Containerboard exports and benefits from the on-going implementation of price increases in the North American Consumer Packaging business. Continued benefits from previous fluff pulp price increases are expected to be partially offset by lower seasonal volume and lower softwood pulp prices. Volumes are expected to be stable relative to the 2017 second quarter; however, our North American Industrial Packaging business will be impacted by one less shipping day during the 2017 third quarter. The North American Industrial Packaging Business is also expected to benefit from better operational performance and lower operating costs. Outage expenses are expected to be significantly lower in the 2017 third quarter as we have completed a significant portion of 2017 planned maintenance outages in the first half of the year. We anticipate higher input costs in the 2017 third quarter, driven primarily by OCC and energy costs. In our Ilim joint venture, we expect sequentially lower volumes due to seasonality and lower average softwood pulp prices. Our outlook for the Ilim equity earnings also assumes a June 30, 2017 RUB/USD exchange rate on Ilim’s U.S. dollar denominated net debt.

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

	Three Months Ended June 30,		Three Months Ended March 31,
	2017	2016	2017
Diluted Earnings (Loss) Attributable to Shareholders	$80	$40	$209
Add back - Discontinued operations (gain) loss	—	—	—
Diluted Earnings (Loss) from Continuing Operations	80	40	209
Add Back - Non-operating pension (income) expense	34	487	31
Add Back - Net special items expense (income)	353	33	14
Income tax effect - Non-operating pension and special items expense	(197)	(181)	(5)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$270	$379	$249

	Three Months Ended June 30,		Three Months Ended March 31,
	2017	2016	2017
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.19	$0.10	$0.50
Add Back - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.19	0.10	0.50
Add Back - Non-operating pension (income) expense per share	0.08	1.18	0.07
Add Back - Net special items expense (income) per share	0.85	0.08	0.03
Income tax effect per share - Non-operating pension and special items expense	(0.47)	(0.44)	—
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.65	$0.92	$0.60
RESULTS OF OPERATIONS
For the second quarter of 2017, International Paper Company reported net sales of $5.8 billion, compared with $5.5 billion in the first quarter of 2017 and $5.3 billion in the second quarter of 2016.
Net earnings attributable to International Paper totaled $80 million, or $0.19 per share, in the 2017 second quarter. This compared with $40 million, or $0.10 per share, in the second quarter of 2016 and $209 million or $0.50 per share, in the first quarter of 2017.

Earnings from continuing operations attributable to International Paper Company were $80 million in the second quarter of 2017 compared with $40 million in the second quarter of 2016 and $209 million in the first quarter of 2017. Compared with the second quarter of 2016, the 2017 second quarter reflects higher average sales price realizations net of an unfavorable mix ($58 million), higher sales volumes ($3 million), lower corporate and other costs ($12 million), the operating results for the recently acquired pulp business which was not included in the prior year ($28 million), lower tax expense ($14 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($278 million). These benefits were offset by higher operating costs ($61 million), higher raw material and freight costs ($72 million), higher mill maintenance outage costs ($58 million) and higher net interest expense ($8 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $25 million lower in the 2017 second quarter than in the 2016 second quarter. Net special items in the 2017 second quarter were a loss of $169 million compared with a loss of $40 million in the 2016 second quarter.
Compared with the first quarter of 2017, earnings benefited from higher average sales price realizations and a favorable mix ($54 million), higher sales volumes ($25 million), lower operating costs ($17 million), lower corporate and other items ($6 million), lower net interest expense ($1 million), lower tax expense ($2 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($2 million). These benefits were offset by higher raw material and freight costs ($3 million) and higher mill maintenance outage costs ($56 million). Equity earnings, net of taxes, for Ilim Holding, S.A. were $29 million lower than in the 2017 first quarter. Net special items in the 2017 second quarter were a loss of $169 million compared with a loss of $21 million in the 2017 first quarter.
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
International Paper operates in four segments: Industrial Packaging, Global Cellulose Fibers, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its total Business Segment Operating Profit:

	Three Months Ended
	June 30		March 31,
In millions	2017	2016	2017
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$80	$40	$209
Add back (deduct):
Income tax provision (benefit)	(89)	(9)	83
Equity (earnings) loss, net of taxes	(20)	(45)	(48)
Noncontrolling interests, net of taxes	—	—	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	(29)	(14)	244
Interest expense, net	137	129	142
Noncontrolling interests / equity earnings included in operations	(1)	—	—
Corporate items	4	25	11
Special items (income) expense	(16)	—	—
Non-operating pension expense	34	487	31
Adjusted Operating Profit	$129	$627	$428
Business Segment Operating Profit:
Industrial Packaging	$50	$458	$365
Global Cellulose Fibers	7	(21)	(70)
Printing Papers	86	117	100
Consumer Packaging	(14)	73	33
Total Business Segment Operating Profit	$129	$627	$428

Business Segment Operating Profit

Segment Operating Profit
(in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$627
$87
$4
($92)
($110)
($87)
$42
($2)
($340)
$129
Q2 2016
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Pulp Acquisition
Other
Special Items
Q2 2017

Total business segment operating profits of $129 million in the 2017 second quarter were lower than the $627 million in the 2016 second quarter and the $428 million in the 2017 first quarter. Compared with the second quarter of 2016, operating profits in the current quarter benefited from higher average sales price realizations net of an unfavorable mix ($87 million), higher sales volumes ($4 million) and the operating results for the recently acquired pulp business which are not included in the prior year ($42 million). These benefits were offset by higher operating costs ($92 million), higher raw material and freight costs ($110 million), higher mill outage costs ($87 million) and higher other costs ($2 million). Special items were a loss of $373 million in the 2017 second quarter compared with a loss of $33 million in the 2016 second quarter.
Compared with the first quarter of 2017, operating profits benefited from higher average sales price realizations and a favorable mix ($78 million), higher sales volumes ($37 million), lower operating costs ($23 million) and lower other items ($6 million). These benefits were offset by higher raw material and freight costs ($4 million) and higher mill outage costs ($80 million). Special items were a loss of $373 million in the 2017 second quarter compared with a loss of $14 million in the 2017 first quarter.

During the 2017 second quarter, International Paper took approximately 291,000 tons of downtime of which none were economic-related compared with approximately 286,000 tons of downtime, which included about 85,000 tons that were economic-related, in the 2016 second quarter. During the 2017 first quarter, International Paper took approximately 242,000 tons of downtime of which approximately 35,000 tons were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2017	2016	2017	2016
Industrial Packaging
North American Corrugated Packaging (c)	2,648	2,642	5,185	5,161
North American Containerboard	797	770	1,610	1,510
North American Recycling	925	968	1,875	1,896
North American Saturated Kraft	41	44	87	91
North American Gypsum/Release Kraft	58	47	111	93
North American Bleached Kraft	6	5	13	11
EMEA Industrial Packaging (c) (d)	400	373	774	747
Asian Box (c) (e)	—	105	—	208
Brazilian Packaging (c)	87	84	173	161
Industrial Packaging	4,962	5,038	9,828	9,878
Cellulose Fibers (in thousands of metric tons) (b)	896	451	1,773	818
Printing Papers
North American Uncoated Papers	465	460	954	935
EMEA and Russian Uncoated Papers	380	389	739	762
Brazilian Uncoated Papers	288	272	552	526
Indian Uncoated Papers	67	61	128	124
Uncoated Papers	1,200	1,182	2,373	2,347
Consumer Packaging
North American Consumer Packaging	289	306	580	614
EMEA Coated Paperboard	94	99	193	193
Consumer Packaging	383	405	773	807

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills. Includes sales volumes from the pulp business acquired beginning December 1, 2016.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.

(e)	Includes sales volumes through the date of sale on June 30, 2016.
Income Taxes
An income tax benefit of $89 million was recorded for the 2017 second quarter and the reported effective income tax rate for continuing operations was 298%. Excluding a benefit of $184 million related to the tax effects of special items and a benefit of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.0% for the quarter.
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
An income tax benefit of $9 million was recorded for the 2016 second quarter and the reported effective income tax rate for continuing operations was 64%. Excluding an expense of $7 million related to the tax effects of special items and a benefit of $188 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 34% for the quarter.
Interest Expense and Noncontrolling Interest
Net interest expense for the 2017 second quarter was $137 million which includes interest income of $4 million related to income tax refund claims compared with $142 million in the 2017 first quarter and $129 million in the 2016 second quarter.

Effects of Special Items
Details of special items for the three months are as follows:

	Three Months Ended
	June 30				March 31
	2017		2016		2017
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Kleen Products anti-trust class action lawsuit settlement	$354	$219	$—	$—	$—	$—
Pulp business acquisition inventory fair value step-up amortization	—	—	—	—	14	8
Weyerhaeuser pulp business integration costs	5	3	5	3	4	2
Holmen mill net bargain purchase gain	—	—	—	—	(6)	(6)
Asia Packaging restructuring and impairment	—	—	28	20	—	—
Foodservice Asia impairment	9	4	—	—	—	—
Other	5	3	—	—	2	2
Business Segments Total	373	229	33	23	14	6
Corporate
India Packaging business evaluation write-off	(2)	(2)	—	—	—	—
Gain on sale of investment in ArborGen	(14)	(9)	—	—	—	—
Interest income related to income tax refund claim	(4)	(2)	—	—	—	—
Corporate Total	(20)	(13)	—	—	—	—
Total special items	353	216	33	23	14	6
Non-operating pension expense	34	21	487	299	31	19
Total	$387	$237	$520	$322	$45	$25
Includes the following tax expenses (benefits):

	Three Months Ended
	June 30		March 31
In millions	2017	2016	2017
Income tax refund claims	$(85)	$—	$—
Return to accrual	38	23	—
International investment restructuring	—	—	15
International legal entity restructuring	—	(6)	—
Total	$(47)	$17	$15

Details of special items for the six months are as follows:

	Six Months Ended
	June 30
	2017		2016
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Kleen Products anti-trust class action lawsuit settlement	$354	$219	$—	$—
Pulp business acquisition inventory fair value step-up amortization	14	8	—	—
Weyerhaeuser pulp business integration costs	9	5	5	3
Holmen mill net bargain purchase gain	(6)	(6)	—	—
Riegelwood mill conversion costs	—	—	9	6
Asia Packaging restructuring and impairment	—	—	65	54
Foodservice Asia impairment	9	4	—	—
Abandoned property	7	5	—	—
Business Segments Total	387	235	79	63
Corporate
Gain on sale of investment in Arizona Chemical	—	—	(8)	(5)
India Packaging business evaluation write-off	(2)	(2)	—	—
Gain on sale of investment in ArborGen	(14)	(9)	—	—
Interest income related to income tax refund claim	(4)	(2)	—	—
Corporate Total	(20)	(13)	(8)	(5)
Total special items	367	222	71	58
Non-operating pension expense	65	40	531	326
Total	$432	$262	$602	$384
Includes the following tax expenses (benefits):

	Six Months Ended
	June 30
In millions	2017	2016
Income tax refund claims	$(85)	$—
Return to accrual	38	23
International investment restructuring	15	—
International legal entity restructuring	—	(63)
Federal income tax audit closure	—	(14)
Total	$(32)	$(54)

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

Industrial Packaging

Total Industrial Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,706	$3,499	$7,205	$3,520	$3,411	$6,931
Operating Profit	$50	$365	$415	$458	$396	$854
Asia Packaging restructuring and impairment	—	—	—	28	37	65
Holmen mill bargain purchase gain	—	(6)	(6)	—	—	—
Kleen Products anti-trust settlement	354	—	354	—	—	—
Other	3	1	4	—	—	—
Operating Profit Before Special Items	$407	$360	$767	$486	$433	$919

Industrial Packaging net sales for the second quarter of 2017 were 6% higher than in the first quarter of 2017 and were 5% higher than in the second quarter of 2016. Operating profit before special items (as shown in the table above) was 13% higher in the second quarter of 2017 than in the first quarter of 2017 and 16% lower than in the second quarter of 2016.

North American Industrial Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,336	$3,155	$6,491	$3,138	$3,055	$6,193
Operating Profit	$51	$361	$412	$496	$438	$934
Kleen Products anti-trust settlement	354	—	354	—	—	—
Other	3	1	4	—	—	—
Operating Profit Before Special Items	$408	$362	$770	$496	$438	$934

(a)
Includes intra-segment sales of $31 million and $32 million for the three months ended June 30, 2017 and 2016, respectively, and $32 million and $45 million for the three months ended March 31, 2017 and 2016, respectively.

North American Industrial Packaging sales volumes for boxes in the second quarter of 2017 were higher than in the first quarter of 2017 despite one less shipping day, reflecting seasonally stronger demand. Containerboard shipments to export markets were also higher. Total maintenance and economic downtime increased 29,000 tons from 128,000 tons to 157,000 tons which reflects an increase of 64,000 tons for maintenance downtime and a decrease of 35,000 tons for economic downtime. Average sales margins for boxes were higher due to the realization of box sales price increases. Average sales price realizations for containerboard also increased in both the domestic and export markets. Input costs were higher for recycled fiber, but were partially offset by lower costs for energy, wood and chemicals. Planned maintenance downtime costs were $31 million higher in the 2017 second quarter compared with the 2017 first quarter. Operating costs, including costs associated with the January Pensacola mill digester incident, were lower.
Compared with the second quarter of 2016, sales volumes for boxes were higher in the second quarter of 2017 which included one less shipping day. Sales volumes for containerboard increased in export markets, while domestic shipments were relatively flat. Total maintenance and economic downtime was 53,000 tons lower in the second quarter of 2017 which comprises an increase of 32,000 tons for maintenance downtime and a decrease of 85,000 tons for economic downtime. Average sales margins for boxes increased due to higher average sales price realizations. Average sales price realizations in both domestic and export containerboard markets were higher. Significantly higher input costs for recycled fiber and energy were slightly offset by lower wood costs. Planned maintenance downtime costs were $22 million higher in the second quarter of 2017 compared with the second quarter of 2016. Operating costs were higher due to reliability events and spending as well as inventory valuation costs.
Entering the third quarter of 2017, sales volumes for boxes are expected to continue to be strong, but will include one less shipping day. Containerboard export and domestic shipments are expected to be similar to the second quarter. Input costs for recycled fiber, wood and energy are expected to rise. Planned maintenance downtime costs should be $53 million lower.

EMEA Industrial Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$341	$317	$658	$295	$294	$589
Operating Profit	$5	$14	$19	$6	$7	$13
Holmen mill net bargain purchase gain	—	(6)	(6)	—	—	—
Operating Profit Before Special Items	$5	$8	$13	$6	$7	$13
EMEA Industrial Packaging sales volumes for boxes in the second quarter of 2017 were about even with the first quarter of 2017 as seasonally lower sales in Morocco were offset by a recovery from the first quarter weather-related shortfall in the Euro-

zone. Average sales margins decreased due to higher input costs for board. Input costs for energy were lower, while distribution costs increased due to higher export shipments from Turkey. Operating costs were higher.
Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 were higher. Average sales margins improved due to material cost decreases and sales price increases in Turkey. Operating costs and distribution costs both increased.
Looking ahead to the third quarter of 2017, sales volumes are expected to be seasonally lower. Average sales margins are expected to continue to be compressed due to higher material costs, only partially offset by box sales price increases and mix improvement initiatives. Operating costs are expected to be lower.

Brazilian Industrial Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$60	$59	$119	$51	$42	$93
Operating Profit	$(6)	$(10)	$(16)	$(12)	$(8)	$(20)
Brazilian Industrial Packaging sales volumes in the second quarter of 2017 compared with the first quarter of 2017 were higher for boxes and flat for containerboard. Average sales margins were impacted by higher sales prices for boxes, largely offset by an unfavorable customer/segment mix. Planned maintenance downtime costs in the second quarter of 2017 were $2 million lower than in the first quarter of 2017 which included an outage at the Nova Campina mill. Input costs were lower for recycled fiber.
Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 were higher for boxes and containerboard, reflecting improving economic conditions. Average sales price realizations for boxes increased, while input costs, primarily for utilities and recycled fiber, decreased. Operating costs were lower and planned maintenance downtime costs were $2 million lower than in the second quarter of 2016.
Looking ahead to the third quarter of 2017, sales volumes are expected to be seasonally higher for boxes. Average sales price realizations are also expected to improve for both boxes and containerboard and the customer/segment mix should be favorable. Input costs should be stable.

Asian Industrial Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$—	$—	$—	$68	$65	$133
Operating Profit	$—	$—	$—	$(32)	$(41)	$(73)
Asia Packaging Restructuring and Impairment	—	—	—	28	37	65
Operating Profit Before Special Items	$—	$—	$—	$(4)	$(4)	$(8)
Asian Industrial Packaging
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. See Note 8 - Divestitures / Spinoff in the Condensed Notes to the Consolidated Financial Statements for further discussion of the sale of this business.
Global Cellulose Fibers

Total Global Cellulose Fibers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$612	$564	$1,176	$259	$212	$471
Operating Profit	$7	$(70)	$(63)	$(21)	$(50)	$(71)
Acquisition costs	5	4	9	5	—	5
Inventory fair value step-up amortization	—	14	14	—	—	—
Other	—	1	1	—	—	—
Operating Profit Before Special Items	$12	$(51)	$(39)	$(16)	$(50)	$(66)
Global Cellulose Fibers includes the results of the pulp business acquired from Weyerhaeuser beginning in December 2016. See Note 7 - Acquisitions in the Condensed Notes to Consolidated Financial Statements for further discussion of this acquisition. Net sales were 9% higher in the second quarter of 2017 than in the first quarter of 2017 and significantly higher than in the second quarter of 2016 due to the acquisition. Operating profit before special items (as shown in the table above) was 124% higher in the second quarter of 2017 than in the first quarter of 2017 and 175% higher than in the second quarter of 2016.

Sales volumes in the second quarter of 2017 compared with the first quarter of 2017 increased reflecting solid demand, particularly for fluff pulp. Average sales price realizations also increased. Operating costs were lower as the mills recovered from first-quarter performance issues and the January Pensacola mill digester incident. Input costs were lower. Planned maintenance downtime costs in the second quarter of 2017 were $6 million lower than in the first quarter of 2017. In Europe and Russia, sales volumes were lower, but average sales price realizations were favorable.
Compared with the second quarter of 2016, for the legacy business sales volumes in the second quarter of 2017 were flat. Average sales price realizations improved. Planned maintenance downtime costs in the second quarter of 2017 which included outages at the Riegelwood, Pensacola and Eastover mills were $16 million higher than in the second quarter of 2016 which included outage costs associated with the Riegelwood mill conversion. In Europe and Russia, sales volumes decreased, but average sales margins were favorably impacted by higher sales price realizations and a positive mix.
Entering the third quarter of 2017, sales volumes for the combined business are expected to be stable. Average sales price realizations are expected to reflect the realization of recent price increases. Average sales margins will also benefit from a more favorable product mix. Input costs are expected to be slightly higher. Planned maintenance downtime costs should be $36 million lower in the third quarter of 2017. In Europe and Russia, average sales price realizations are expected to decrease, but sales volumes are expected to increase.
Printing Papers

Total Printing Papers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,017	$995	$2,012	$1,012	$972	$1,984
Operating Profit	$86	$100	$186	$117	$135	$252
Other	2	—	2	—	—	—
Operating Profit Before Special Items	$88	$100	$188	$117	$135	$252
Printing Papers net sales for the second quarter of 2017 were 2% higher than in the first quarter of 2017, but were even with the second quarter of 2016. Operating profit before special items (as shown in the table above) in the second quarter of 2017 was 12% lower than in the first quarter of 2017 and 25% lower than in the second quarter of 2016.

North American Papers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$446	$468	$914	$466	$482	$948
Operating Profit	$19	$33	$52	$51	$61	$112
Other	2	—	2	—	—	—
Operating Profit Before Special Items	$21	$33	$54	$51	$61	$112
North American Papers sales volumes in the second quarter of 2017 were lower than in the first quarter of 2017 reflecting weak demand in the commercial printing market. Average sales price realizations for uncoated freesheet paper were lower due to competitive pressures. Average sales margins were also negatively impacted by an unfavorable geographic mix. Operating costs were seasonally lower and input costs also decreased. Planned maintenance downtime costs were $11 million higher in the second quarter of 2017 compared with the first quarter of 2017.
Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 were slightly higher primarily due to increased shipments of uncoated freesheet paper to export markets. Average sales price realizations were lower, reflecting weak market conditions. Average sales margins were also impacted by an unfavorable product and mill sourcing mix. Input costs were flat. Planned maintenance downtime costs in the second quarter of 2017 were $8 million higher than in the second quarter of 2016.
Entering the third quarter of 2017, sales volumes are expected to be seasonally higher, while average sales price realizations are expected to decline. Average sales margins should be impacted by a negative geographic mix. Input costs are expected to be steady. Planned maintenance downtime costs should be $33 million lower with no scheduled outages in the third quarter.

European Papers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$299	$274	$573	$288	$259	$547
Operating Profit	$26	$29	$55	$34	$40	$74
European Papers sales volumes for uncoated freesheet paper in the second quarter of 2017 compared with the first quarter of 2017 were higher in Russia and seasonally lower in Europe. Average sales price realizations for uncoated freesheet paper increased in Europe and were flat in Russia. Average sales margins benefited from a favorable mix in both regions. Input costs were higher, primarily for wood and purchased pulp, partially offset by lower energy costs in Europe and freight costs in Russia. Planned maintenance downtime costs in the second quarter of 2017 were $6 million higher than in the first quarter of 2017. Manufacturing operating costs were higher.
Sales volumes for uncoated freesheet paper in the second quarter of 2017 compared with the second quarter of 2016, were lower in Europe, but higher in Russia. Average sales price realizations for uncoated freesheet paper were flat overall as an increase in Russia was offset by lower prices in Europe. Input costs, primarily for wood and energy, were higher. Planned maintenance downtime costs in the second quarter of 2017 were $1 million lower than in the second quarter of 2016.
Looking forward to the third quarter of 2017, sales volumes for uncoated freesheet paper are expected to increase in Europe, but to be offset by a decrease in Russia. Average sales price realizations are expected to be stable. Input costs are expected to be stable in both Europe and Russia. Planned maintenance downtime costs should be $6 million lower in the third quarter of 2017 with no outages scheduled.

Brazilian Papers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$232	$214	$446	$219	$189	$408
Operating Profit	$43	$39	$82	$34	$35	$69

(a)
Includes intra-segment sales of $7 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $9 million and $1 million for the three months ended March 31, 2017 and 2016, respectively.

Brazilian Papers sales volumes in the second quarter of 2017 increased compared with the first quarter of 2017 reflecting stronger demand for uncoated freesheet paper in the Latin American export market. Average sales margins were lower as increased sales price realizations in the export market were more than offset by an unfavorable geographic mix. Input costs were steady. Planned maintenance downtime costs were $3 million higher in the second quarter of 2017 which included an outage at the Mogi Guacu mill.
Compared with the second quarter of 2016, sales volumes for uncoated freesheet paper in the second quarter of 2017 increased in other Latin American markets, but were lower in the domestic market. Average sales margins were lower due to an unfavorable geographic mix. Input costs were lower, primarily for purchased pulp. Planned maintenance outage costs were $4 million lower in the second quarter of 2017 compared with the second quarter of 2016 which included outages at the Luiz Antonio and Mogi Guacu mills.
Entering the third quarter of 2017, sales volumes for uncoated freesheet paper are expected to be seasonally higher in the domestic market, partially offset by lower shipments to export markets. Average sales price realizations are expected to be higher in the Latin American export market and average sales margins should also benefit from a more favorable geographic mix. Input costs are expected to be higher, particularly for virgin fiber and energy. Planned maintenance outage costs should be $3 million lower in the third quarter.

Indian Papers	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$47	$48	$95	$42	$43	$85
Operating Profit	$(2)	$(1)	$(3)	$(2)	$(1)	$(3)
Indian Papers sales volumes in the second quarter of 2017 compared with the first quarter of 2017 were lower due to reduced production capacity associated with a planned maintenance outage. Average sales price realizations were slightly higher. Input costs were lower, primarily for wood and were offset by higher operating costs. Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 were flat. Average sales price realizations increased. Both operating costs and input costs were flat.
Looking ahead to the third quarter of 2017, sales volumes are expected to be lower due seasonally weaker demand and a planned maintenance outage at the Rajahmundry mill. Average sales prices should be seasonally lower. Planned maintenance outage costs are expected to be $1 million higher than in the second quarter of 2017 due to the outage at the Rajahmundry mill.

Consumer Packaging

Total Consumer Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$474	$466	$940	$501	$495	$996
Operating Profit	$(14)	$33	$19	$73	$16	$89
Riegelwood mill conversion costs	—	—	—	—	9	9
Foodservice Asia asset impairment	9	—	9	—	—	—
Operating Profit Before Special Items	$(5)	$33	$28	$73	$25	$98
Consumer Packaging net sales in the second quarter of 2017 were 2% higher than in the first quarter of 2017, but 5% lower than in the second quarter of 2016. Operating profit before special items (as shown in the table above) was 115% lower in the second quarter of 2017 than in the first quarter of 2017, and 107% lower than in the second quarter of 2016.

North American Consumer Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$395	$388	$783	$416	$418	$834
Operating Profit	$(28)	$14	$(14)	$48	$(10)	$38
Riegelwood mill conversion costs	—	—	—	—	9	9
Foodservice Asia asset impairment	9	—	9	—	—	—
Operating Profit Before Special Items	$(19)	$14	$(5)	$48	$(1)	$47
North American Consumer Packaging Coated paperboard sales volumes in the second quarter of 2017 were flat compared with the first quarter of 2017. Average sales price realizations were slightly higher reflecting the partial realization of an announced sales price increase. Average sales margins were further impacted by a more favorable mix. Planned maintenance downtime costs were $33 million higher in the second quarter of 2017 with outages at our Augusta and Texarkana mills compared with the first quarter of 2017 which included no outages. Operating costs were higher due to reliability issues at our Augusta mill during the 2017 second quarter. Input costs were stable.
Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 were lower primarily due to capacity constraints associated with downtime at the Augusta mill. Average sales price realizations were lower for folding carton board and plate stock. Average sales margins were also negatively affected by an unfavorable mix. Planned maintenance downtime costs were $33 million higher. Operating costs were higher due to performance issues at our Augusta mill, while input costs were flat.
Foodservice sales volumes in the second quarter of 2017 were seasonally higher than in the first quarter of 2017. Average sales margins increased, reflecting higher average sales price realizations and a more favorable product mix, partially offset by higher input costs for polystyrene resin and board. Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 increased slightly. Average sales price realizations were lower due to competitive pressure. Average sales margins were also negatively impacted by higher polystyrene and board input costs.
Looking forward to the third quarter of 2017, coated paperboard sales volumes are expected to be seasonally stronger. Average sales price realizations are expected to increase for cupstock and folding carton board. Input costs are expected to be stable. Planned maintenance downtime costs should be $33 million lower with no scheduled outages in the third quarter. Operating costs are expected to recover. For Foodservice, sales volumes are expected to be seasonally higher while average sales margins will reflect the realization of sales price increases and lower input costs.

European Consumer Packaging	2017			2016
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$79	$78	$157	$85	$77	$162
Operating Profit	$14	$19	$33	$25	$26	$51
European Consumer Packaging sales volumes in the second quarter of 2017 compared with the first quarter of 2017 were lower in Europe, but were partially offset by higher volumes in Russia. Average sales margins decreased, reflecting lower sales price realizations and an unfavorable mix in Russia, while sales price realizations and mix were both favorable in Europe. Input costs were higher in both Europe and Russia. Planned maintenance downtime costs were $2 million higher in the second quarter of 2017 due to an outage at the Svetogorsk mill.
Compared with the second quarter of 2016, sales volumes increased in Europe, but decreased in Russia. Average sales margins were lower in Russia due to lower average sales price realizations, but in Europe sales margins reflected higher average sales price realizations and a more favorable mix. Input costs for energy and wood increased in both Europe and Russia. Planned maintenance downtime costs were $1 million lower in the second quarter of 2017 than in the second quarter of 2016.
Entering the third quarter of 2017, sales volumes are expected to be higher in both Europe and Russia. Average sales margins are expected to decrease, reflecting an unfavorable mix in Russia, although average sales price realizations in Russia are expected to increase. Planned maintenance downtime costs are expected to be $2 million lower with no scheduled outages in the third quarter. Input costs are expected to be flat.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable business segment. The Company recorded equity earnings, net of taxes, of $21 million in the second quarter of 2017, compared with $50 million in the first quarter of 2017 and $46 million in the second quarter of 2016. In the second quarter of 2017, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $18 million compared with a gain of $23 million in the first quarter of 2017. Compared with the first quarter of 2017, sales volumes in the second quarter of 2017 were seasonally higher primarily for sales of hardwood pulp in China and sales of containerboard in domestic and other export markets. Average sales price realizations increased, primarily for sales of hardwood and softwood pulp in China and domestic markets and for containerboard in all markets, partially offset by cut-size paper sales in domestic markets. Input costs for wood increased, while operating costs were improved but were offset by planned maintenance outage costs in the second quarter of 2017.
Compared with the second quarter of 2016, sales volumes in the second quarter of 2017 increased primarily for sales of hardwood pulp to China, partially offset by decreased sales of softwood pulp to China, and other export and domestic markets. Average sales price realizations were higher, primarily for sales of softwood and hardwood pulp in China and in domestic markets and for sales of containerboard in all markets. Input costs and operating costs were relatively flat. An after-tax foreign exchange gain of $6 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the second quarter of 2016.
Looking forward to the third quarter of 2017, sales volumes are expected to decrease. Average sales price realizations are expected to decrease compared with the second quarter of 2017 primarily for export sales of softwood pulp, but higher export prices are expected for sales of hardwood pulp. Input costs are expected to be lower primarily for wood, partially offset by higher distribution costs. Planned maintenance downtime costs will be higher in the third quarter of 2017 with outages scheduled at all three mills.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.3 billion for the first six months of 2017, compared with $1.2 billion for the comparable 2016 six-month period. Cash used for working capital components totaled $648 million for the first six months of 2017 compared to $211 million for the comparable 2016 six-month period. The increase to working capital in 2017 reflects income tax receivables primarily driven by the planned pension contribution and the accrued Kleen litigation settlement.

The Company generated free cash flow of approximately $614 million and $838 million in the first six months of 2017 and 2016, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2017	2016
Cash provided by operations	$1,278	$1,225
Adjustments:
Cash invested in capital projects	(664)	(637)
Cash contribution to pension plan	—	250
Free Cash Flow	$614	$838

Investments in capital projects totaled $664 million in the first six months of 2017 compared to $637 million in the first six months of 2016. Full-year 2017 capital spending is currently expected to be approximately $1.5 billion, or about 107% of depreciation and amortization expense for our current businesses.
Financing activities for the first six months of 2017 included a $116 million net decrease in debt versus a $134 million net increase in debt during the comparable 2016 six-month period.
At June 30, 2017, contractual obligations for future payments of debt maturities by calendar year were as follows: $279 million in 2017; $538 million in 2018; $424 million in 2019; $160 million in 2020; $633 million in 2021; $920 million in 2022; and $8.25 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.

Subsequent to June 30, 2017, International Paper priced $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. We expect the sale of this debt to close on or about August 9, 2017. The proceeds from this debt issuance, together with a combination of available cash and other borrowings, will be used to make a voluntary pension contribution in the aggregate amount of $1.25 billion by September 15, 2017. In addition, International Paper borrowed approximately $350 million under the commercial paper program. The proceeds from this borrowing, along with cash on hand, were used to pay the amount owed under the Kleen Products LLC et al. v. International Paper Co. et al. (N.D.Ill.) settlement agreement discussed in Note 12.
At June 30, 2017, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances ($600 million available at June 30, 2017) under a receivables securitization program that expires in December 2017.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of June 30, 2017, the Company had $240 million of borrowings outstanding under this program.
During the first six months of 2017, International Paper used 2.5 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46 million. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and intends to continue to repurchase such shares in open market repurchase transactions. Under the current repurchase program, the Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of June 30, 2017.
During the first six months of 2016, International Paper used approximately 2.7 million shares of treasury stock for various incentive plans. International Paper also acquired 3.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $131 million, including $100 million related to shares repurchased under the Company's share repurchase program. Cash dividend payments related to common stock totaled $382 million and $362 million for the first six months of 2017 and 2016, respectively. Dividends were $0.9250 per share and $0.8800 per share for the first six months in 2017 and 2016, respectively.
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
The Company has included in its 2016 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2017.
Pension Accounting
Net pension expense totaled approximately $158 million for International Paper’s U.S. plans for the six months ended June 30, 2017, or about $466 million less than the pension expense for the first six months of 2016. The decrease in U.S. plan expense was due to a $439 million plan settlement accounting charge in the second quarter of 2016, and lower amortization of unrecognized actuarial losses and prior service cost, partially offset by a decrease in the assumed discount rate to 4.10% in 2017 from 4.40% in 2016 (prior to the June 30, 2016 remeasurement discussed below). Net pension expense for non-U.S. plans was about $2 million for the first six months of 2017 and 2016.
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At June 30, 2017, the market value of plan assets for International Paper’s U.S. plans totaled approximately $10.9 billion, consisting of approximately 51% equity securities, 28% fixed income securities, and 21% real estate and other assets. Plan assets did not include International Paper common stock.
In the first quarter of 2016, International Paper offered a voluntary, limited-time opportunity for former employees who were participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. The discount rate used in the plan remeasurement was 3.80%, down from 4.40% at December 31, 2015. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of

$250 million to the qualified pension plan in the first six months of 2016. No contributions have been made to date in 2017, but the Company intends to make a voluntary cash contribution in the aggregate amount of $1.25 billion to the qualified pension plan by September 15, 2017. The U.S. nonqualified plans are only funded to the extent of benefits paid, which totaled $10 million for the six months ended June 30, 2017.
We have implemented in the past, and currently intend to implement, initiatives designed to address the underfunded Pension Plan and future funding needs and to reduce risk in the Pension Plan. Going forward, we intend to make changes in plan asset allocations to emphasize more fixed income investments, re-allocate the plan's fixed income investments to longer duration maturities, expand certain hedging strategies and explore other risk-mitigation actions. There can be no assurances that we will pursue any of these initiatives or that, if pursued, any such initiative would have a material positive impact on the future funding needs of the Pension Plan or actually reduce risk in the Pension Plan. In addition, implementing certain initiatives could result in non-cash charges to the Company's earnings, which could be material, such as the charge we recorded in the second quarter of 2016 resulting from the buyout program for former International Paper employees.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; (vii) the failure to realize the expected synergies and cost-savings from our purchase of the pulp business of Weyerhaeuser Company or delay in realization thereof; (viii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (ix) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2017 - April 30, 2017	—	$—	—	$0.933
May 1, 2017 - May 31, 2017	1,076	52.54	—	0.933
June 1, 2017 - June 30, 2017	9,637	55.71	—	0.933
Total	10,713
(a) 10,713 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

10.1
Settlement Agreement dated June 27, 2017, by and between International Paper Company, Temple-Inland Inc., n/k/a Temple-Inland LLC, TIN Inc., n/k/a TIN LLC, and Weyerhaeuser Company, and Kleen Products LLC, R.P.R. Enterprises, Inc., Mighty Pac, Inc., Ferraro Foods, Inc., Ferraro Foods of North Carolina, LLC, MTM Packaging Solutions of Texas, LLC, RHE Hatco, Inc., and Chandler Packaging, Inc., the plaintiff class representatives, both individually and on behalf of the plaintiff class.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 4, 2017	By	/s/ Glenn R. Landau
Glenn R. Landau
Senior Vice President and Chief Financial Officer

August 4, 2017	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller