Form 10-Q
period 2017-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2017-11-03
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 27, 2017 was 412,928,210.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Sales	$5,913	$5,266	$17,196	$15,698
Costs and Expenses
Cost of products sold	4,024	3,622	12,069	11,345
Selling and administrative expenses	431	380	1,275	1,142
Depreciation, amortization and cost of timber harvested	373	314	1,075	899
Distribution expenses	386	353	1,155	1,012
Taxes other than payroll and income taxes	44	41	132	123
Restructuring and other charges	—	46	(16)	47
Net (gains) losses on sales and impairments of businesses	—	5	9	70
Litigation settlement	—	—	354	—
Net bargain purchase gain on acquisition of business	—	—	(6)	—
Interest expense, net	152	132	431	384
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	503	373	718	676
Income tax provision (benefit)	153	107	147	139
Equity earnings (loss), net of taxes	45	43	113	151
Earnings (Loss) From Continuing Operations	395	309	684	688
Discontinued operations, net of taxes	—	—	—	(5)
Net Earnings (Loss)	395	309	684	683
Less: Net earnings (loss) attributable to noncontrolling interests	—	(3)	—	(3)
Net Earnings (Loss) Attributable to International Paper Company	$395	$312	$684	$686
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.96	$0.76	$1.65	$1.68
Discontinued operations, net of taxes	—	—	—	(0.01)
Net earnings (loss)	$0.96	$0.76	$1.65	$1.67
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.95	$0.75	$1.64	$1.66
Discontinued operations, net of taxes	—	—	—	(0.01)
Net earnings (loss)	$0.95	$0.75	$1.64	$1.65
Average Shares of Common Stock Outstanding – assuming dilution	417.4	415.3	417.4	415.5
Cash Dividends Per Common Share	$0.4625	$0.4400	$1.3875	$1.3200
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$395	$312	$684	$691
Discontinued operations, net of taxes	—	—	—	(5)
Net earnings (loss)	$395	$312	$684	$686
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Earnings (Loss)	$395	$309	$684	$683
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	59	72	176	471
Pension and postretirement liability adjustments:
U.S. plans	—	(53)	—	(598)
Non-U.S. plans	—	—	1	17
Change in cumulative foreign currency translation adjustment	100	3	234	373
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	1	5	9	(5)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(2)	(3)	(6)	(7)
Total Other Comprehensive Income (Loss), Net of Tax	158	24	414	251
Comprehensive Income (Loss)	553	333	1,098	934
Net (earnings) loss attributable to noncontrolling interests	—	3	—	3
Other comprehensive (income) loss attributable to noncontrolling interests	1	(1)	(1)	(1)
Comprehensive Income (Loss) Attributable to International Paper Company	$554	$335	$1,097	$936
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$998	$1,033
Accounts and notes receivable, net	3,343	3,001
Inventories	2,465	2,438
Other current assets	405	198
Total Current Assets	7,211	6,670
Plants, Properties and Equipment, net	14,065	13,990
Forestlands	468	456
Investments	336	360
Financial Assets of Special Purpose Entities (Note 13)	7,047	7,033
Goodwill	3,420	3,364
Deferred Charges and Other Assets	1,266	1,220
Total Assets	$33,813	$33,093
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$958	$239
Accounts payable	2,408	2,309
Accrued payroll and benefits	447	430
Other accrued liabilities	1,056	1,091
Total Current Liabilities	4,869	4,069
Long-Term Debt	11,373	11,075
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 13)	6,289	6,284
Deferred Income Taxes	3,505	3,127
Pension Benefit Obligation	2,069	3,400
Postretirement and Postemployment Benefit Obligation	315	330
Other Liabilities	460	449
Equity
Common stock, $1 par value, 2017 – 448.9 shares and 2016 – 448.9 shares	449	449
Paid-in capital	6,176	6,189
Retained earnings	4,918	4,818
Accumulated other comprehensive loss	(4,949)	(5,362)
	6,594	6,094
Less: Common stock held in treasury, at cost, 2017 – 36.0 shares and 2016 – 37.7 shares	1,680	1,753
Total International Paper Shareholders’ Equity	4,914	4,341
Noncontrolling interests	19	18
Total Equity	4,933	4,359
Total Liabilities and Equity	$33,813	$33,093
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net earnings (loss)	$684	$683
Depreciation, amortization and cost of timber harvested	1,075	899
Deferred income tax provision (benefit), net	295	45
Restructuring and other charges	(16)	47
Pension plan contributions	(1,250)	(750)
Net bargain purchase gain on acquisition of business	(6)	—
Net (gains) losses on sales and impairments of businesses	9	70
Ilim dividends received	129	58
Equity (earnings) loss, net	(113)	(151)
Periodic pension expense, net	237	718
Other, net	92	67
Changes in current assets and liabilities
Accounts and notes receivable	(293)	(83)
Inventories	(70)	(6)
Accounts payable and accrued liabilities	5	(37)
Interest payable	(11)	24
Other	(198)	(18)
Cash Provided By (Used For) Operations	569	1,566
Investment Activities
Invested in capital projects	(935)	(903)
Acquisitions, net of cash acquired	(45)	(56)
Proceeds from divestitures, net of cash divested	4	105
Proceeds from sale of fixed assets	22	13
Other	(54)	(130)
Cash Provided By (Used For) Investment Activities	(1,008)	(971)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(46)	(132)
Issuance of debt	1,366	3,447
Reduction of debt	(369)	(1,855)
Change in book overdrafts	5	(5)
Dividends paid	(573)	(543)
Debt tender premiums paid	(1)	(31)
Other	(2)	(3)
Cash Provided By (Used For) Financing Activities	380	878
Effect of Exchange Rate Changes on Cash	24	39
Change in Cash and Temporary Investments	(35)	1,512
Cash and Temporary Investments
Beginning of period	1,033	1,050
End of period	$998	$2,562
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company's Current Report on Form 8-K dated July 31, 2017 (collectively the "2016 10-K"), both of which have previously been filed with the Securities and Exchange Commission. The Current Report on Form 8-K dated July 31, 2017 was filed to retrospectively adjust portions of the Company's Annual Report on Form 10-K for the year ended December 31, 2016, to reflect the adoption of the required guidance in ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." In addition, as a result of an internal reorganization in the 2017 first quarter, the net sales and operating profits for the Asian Distribution operations are included in the results of the businesses that manufacture the products, and as such, prior year amounts have been reclassified to conform with the presentation in 2017.

During the fourth quarter of 2016, the Company completed the acquisition of Weyerhaeuser's pulp business (see Note 7). Subsequent to the acquisition, the Company began reporting Global Cellulose Fibers as a separate reportable business segment in the fourth quarter of 2016 due to the increased materiality of the results of this business. This segment includes the Company's legacy pulp business and the newly acquired pulp business. As such, amounts related to the legacy pulp business have been reclassified out of the Printing Papers' segment and included in the new Global Cellulose Fibers business segment for all prior periods to conform with current year presentation.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of this new guidance is the improvement of the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this guidance make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance, but plans to early adopt the provisions of this guidance for the year beginning January 1, 2018.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Under this new guidance, employers will present the service costs component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line items(s) that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the line(s) used to present the other components of net periodic benefit cost will be required if the components are not presented separately in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the provisions of this guidance; however, we expect the adoption of ASU 2017-07 to result in a change in our adjusted operating profit (used to measure the earnings performance of the Company's business segments), which will be offset by a corresponding change in non-operating pension expense to reflect the impact of presenting the amortization of the prior service cost component of net periodic pension expense outside of operating income. We expect to adopt the provisions of this guidance on January 1, 2018 using the retrospective method. We also do not expect ASU 2017-07 to have an impact on our statements of financial position or cash flows.

Intangibles

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to calculate the implied fair value of goodwill under Step 2 of today's goodwill impairment test to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This guidance should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, for any impairment test performed in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the provisions of this guidance; however, we do not anticipate adoption having material impact given we have no impairment triggers.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." Under the new guidance, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance; however, we do not anticipate the adoption having a material impact on the financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs rather than defer the income tax effects which is current practice. This new guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. The Company does not expect that the adoption of the standard will result in a material impact on the financial statements.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including adoption in any interim period. The Company is currently evaluating the provisions of this guidance; however, we do not anticipate the adoption having a material impact on the financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." Under this new guidance, all excess tax benefits and tax deficiencies are recognized in the income statement as they occur and therefore impact the Company's effective tax rate. This guidance replaced previous guidance which required tax benefits that exceed compensation costs (windfalls) to be recognized in equity. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating inflows rather than financing activities as they were previously classified. In addition, the new guidance allows companies to provide net settlement of stock-based compensation to cover tax withholding as long as the net settlement does not exceed the maximum individual statutory tax rate in the employee's tax jurisdiction. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value were to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement were to be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term were applied prospectively. An entity could elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. This ASU was effective for annual reporting periods beginning after December 15, 2016, and interim periods with those years. The Company prospectively adopted the provisions of this ASU in the first quarter of 2017 with no material impact on the financial statements.

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

We are currently evaluating the impact of ASU 2014-09 and all related ASU's on our financial statements. During the second quarter of 2017, we finalized our plan to adopt the new revenue guidance effective January 1, 2018 using the modified retrospective transition method. The Company's transition team, including representatives from all of our business segments, continues to review and analyze the impact of the standard on our revenue contracts. Surveys were developed and reviews of customer contracts have been performed in order to gather information and identify areas of the Company's business where potential differences could result in applying the requirements of the new standard to its revenue contracts. The results of the surveys and contract reviews indicate that the adoption of the standard may require acceleration of revenue for products produced by the Company without an alternative future use and where the Company would have a legally enforceable right of payment for production of products completed to date. The Company is continuing to evaluate the terms of its revenue contracts, including evaluating the materiality of the potential impact to the financial statements; however, due to the repetitive nature of our sales, we do not expect the impact of this acceleration to significantly alter our sales recognition patterns over time. In addition, the Company continues to assess the impact of required disclosures around revenue recognition in the notes to the financial statements and any necessary policy and process changes, in preparation for adoption. The Company does not expect that the adoption of the other elements of the standard will result in a material impact on its financial statements.

NOTE 3 - EQUITY

A summary of the changes in equity for the nine months ended September 30, 2017 and 2016 is provided below:

	Nine Months Ended September 30,
	2017			2016
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$4,341	$18	$4,359	$3,884	$25	$3,909
Issuance of stock for various plans, net	130	—	130	100	—	100
Repurchase of stock	(46)	—	(46)	(132)	—	(132)
Common stock dividends ($1.3875 per share in 2017 and $1.3200 per share in 2016)	(584)	—	(584)	(550)	—	(550)
Transactions of equity method investees	(24)	—	(24)	(37)	—	(37)
Divestiture of noncontrolling interests	—	—	—	—	(3)	(3)
Other	—	—	—	8	—	8
Comprehensive income (loss)	1,097	1	1,098	936	(2)	934
Ending Balance, September 30	$4,914	$19	$4,933	$4,209	$20	$4,229

NOTE 4 - OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI for the three-month period ended September 30, 2017:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2017	$(2,954)	$(2,155)	$1	$(5,108)
Other comprehensive income (loss) before reclassifications	—	101	1	102
Amounts reclassified from accumulated other comprehensive income	59	(1)	(2)	56
Net Current Period Other Comprehensive Income (Loss)	59	100	(1)	158
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	1	—	1
Balance, September 30, 2017	$(2,895)	$(2,054)	$—	$(4,949)

(a)	All amounts are net of tax.

The following table presents changes in AOCI for the three-month period ended September 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, July 1, 2016	$(3,298)	$(2,179)	$(4)	$(5,481)
Other comprehensive income (loss) before reclassifications	(53)	3	5	(45)
Amounts reclassified from accumulated other comprehensive income	72	—	(3)	69
Net Current Period Other Comprehensive Income (Loss)	19	3	2	24
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, September 30, 2016	$(3,279)	$(2,177)	$(2)	$(5,458)

(a)	All amounts are net of tax.

The following table presents changes in AOCI for the nine-month period ended September 30, 2017:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2017	$(3,072)	$(2,287)	$(3)	$(5,362)
Other comprehensive income (loss) before reclassifications	1	235	9	245
Amounts reclassified from accumulated other comprehensive income	176	(1)	(6)	169
Net Current Period Other Comprehensive Income	177	234	3	414
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, September 30, 2017	$(2,895)	$(2,054)	$—	$(4,949)

(a)	All amounts are net of tax.

The following table presents changes in AOCI for the nine-month period ended September 30, 2016:

In millions	Defined Benefit Pension and Postretirement Items (a)	Change in Cumulative Foreign Currency Translation Adjustments (a)	Net Gains and Losses on Cash Flow Hedging Derivatives (a)	Total (a)
Balance, January 1, 2016	$(3,169)	$(2,549)	$10	$(5,708)
Other comprehensive income (loss) before reclassifications	(581)	376	(5)	(210)
Amounts reclassified from accumulated other comprehensive income	471	(3)	(7)	461
Net Current Period Other Comprehensive Income	(110)	373	(12)	251
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	(1)	—	(1)
Balance, September 30, 2016	$(3,279)	$(2,177)	$(2)	$(5,458)

(a)	All amounts are net of tax.

The following table presents details of the reclassifications out of AOCI for the three-month and nine-month periods ended September 30, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
In millions:
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(9)	$(19)	$(27)	(a)	Cost of products sold
Actuarial gains (losses)	(89)	(108)	(266)	(739)	(a)	Cost of products sold
Total pre-tax amount	(95)	(117)	(285)	(766)
Tax (expense) benefit	36	45	109	295
Net of tax	(59)	(72)	(176)	(471)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	1	—	1	3		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	1	—	1	3

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	3	5	8	10	(b)	Cost of products sold
Total pre-tax amount	3	5	8	10
Tax (expense)/benefit	(1)	(2)	(2)	(3)
Net of tax	2	3	6	7
Total reclassifications for the period	$(56)	$(69)	$(169)	$(461)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

(b)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 15 for additional details).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2017	2016	2017	2016
Earnings (loss) from continuing operations	$395	$312	$684	$691
Effect of dilutive securities	—	—	—	—
Earnings (loss) from continuing operations – assuming dilution	$395	$312	$684	$691
Average common shares outstanding	412.9	411.2	412.6	411.0
Effect of dilutive securities
Restricted stock performance share plan	4.5	4.1	4.8	4.5
Average common shares outstanding – assuming dilution	417.4	415.3	417.4	415.5
Basic earnings (loss) from continuing operations per common share	$0.96	$0.76	$1.65	$1.68
Diluted earnings (loss) from continuing operations per common share	$0.95	$0.75	$1.64	$1.66
NOTE 6 - RESTRUCTURING AND OTHER CHARGES

2017: There were no restructuring and other charges recorded during the three months ended September 30, 2017.

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

2016: During the three months ended September 30, 2016, restructuring and other charges totaling $46 million before taxes were recorded. Details of these charges were as follows:

In millions	Three Months Ended September 30, 2016
Early debt extinguishment costs	$29
India packaging evaluation write-off	17
Total	$46

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

NOTE 7 - ACQUISITIONS

Tangier, Morocco Facility

On June 30, 2017, the Company completed the acquisition of Europac's Tangier, Morocco facility, a corrugated packaging facility, for €40 million (approximately $46 million using the June 30, 2017 exchange rate), subject to certain post-closing adjustments. Approximately 80% of the fair value has been provisionally allocated to property, plant and equipment. Adjustments, if any, to provisional amounts will be finalized within the measurement period of up to one year from the acquisition date. Pro forma information related to the acquisition of the Europac business has not been included as it is impractical to obtain the information due to the lack of availability of financial data and does not have a material effect on the Company’s consolidated results of operations.

Weyerhaeuser Pulp Business

On December 1, 2016, the Company completed the acquisition of Weyerhaeuser Company's pulp business for approximately $2.2 billion in cash. Under the terms of the agreement, International Paper acquired four fluff pulp mills, one Northern bleached softwood kraft mill and two converting facilities of modified fiber, located in the United States, Canada and Poland.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of December 1, 2016:

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

The assignment to fair value is provisional and could be revised as a result of additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and intangible assets. While we do not anticipate these changes to be significant, the provisional amounts will not be finalized until the end of the measurement period of up to one year from the acquisition date.

In connection with the business combination, inventories were written up by $33 million to their estimated fair value. During the first quarter of 2017, $14 million before taxes ($8 million after taxes) were expensed to Cost of products sold as the related inventory was sold.

The identifiable intangible assets acquired in connection with the acquisition of the Weyerhaeuser pulp business included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships and lists	$95	24 years
Trade names, patents, trademarks and developed technology	113	8 years
Other	4	10 years
Total	$212

Holmen Paper Newsprint Mill

On June 30, 2016, the Company completed the acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the acquisition agreement, International Paper purchased the Madrid newsprint mill, as well as associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company intends to convert the mill during the fourth quarter of 2017, to produce recycled containerboard with an expected capacity of 440,000 tons. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.

The Company's aggregate purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using the June 30, 2016 exchange rate). The assignment of fair value to assets acquired and liabilities assumed was completed in the first quarter of 2017. Approximately $60 million was allocated to property, plant and equipment, $14 million to current assets (primarily cash and accounts receivable), $14 million to equity method investments, $5 million to long-term assets, $9 million to short-term liabilities and $16 million to long-term liabilities related to a supply contract entered into with the seller. The final fair values assigned indicated that the sum of the cash consideration paid was less than the fair value of the underlying net assets, after adjustments, by $6 million, resulting in a bargain purchase gain being recorded on this transaction. Pro forma information related to the acquisition of the Holmen business has not been included as it is impractical to obtain the information due to the lack of availability of financial data and does not have a material effect on the Company’s consolidated results of operations.

The Company has accounted for the above acquisitions under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the dates of acquisition.

NOTE 8 - DIVESTITURES / SPINOFF

Other Divestitures and Impairments

2017: On September 7, 2017, the Company completed the previously announced sale of its foodservice business in China to Huhtamaki Hong Kong Limited. Proceeds received totaled approximately RMB 129 million ($18 million using the September 30, 2017 exchange rate). Under the terms of the transaction, and after post-closing adjustments, International Paper received approximately RMB 49 million in exchange for its ownership interest in two China foodservice entities and RMB 80 million for the sale of notes receivable from the acquired entities.

Subsequent to the announced agreement in June 2017, a determination was made that the current book value of the asset group exceeded its estimated fair value of $7 million, which was the agreed upon selling price. As a result, a pre-tax charge of $9 million was recorded during the second quarter of 2017, in the Company's Consumer Packaging segment, to write down the long-lived assets of this business to their estimated fair value. Amounts related to this business included in the Company's statement of operations were immaterial for both the three months and nine months ended September 30, 2017.

2016: On June 30, 2016, the Company completed the previously announced sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction and after post-closing adjustments, International Paper received a total of approximately RMB 957 million (approximately $144 million at the June 30, 2016 exchange rate), which included the buyer's assumption of the liability for outstanding loans of approximately $55 million which are payable up to three years from the closing of the sale. The remaining balance of the outstanding loans payable to International Paper as of September 30, 2017, totaled $9 million.

Subsequent to the announced agreement in March 2016, a determination was made that the current book value of the asset group exceeded its estimated fair value of $155 million which was the agreed upon selling price, less costs incurred to sell. As a result, a pre-tax charge of $41 million was recorded during the six months ended June 30, 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million in the 2016 second quarter for severance that was contingent upon the sale of this business. The amount of pre-tax losses related to this IP Asia Packaging business included in the Company's statement of operations were $7 million and $80 million for the three months and nine months ended September 30, 2016.
NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $663 million and $757 million at September 30, 2017 and December 31, 2016, respectively.

Accounts and Notes Receivable

In millions	September 30, 2017	December 31, 2016
Accounts and notes receivable, net:
Trade	$3,098	$2,759
Other	245	242
Total	$3,343	$3,001

The allowance for doubtful accounts was $78 million and $70 million at September 30, 2017 and December 31, 2016, respectively.

Inventories

In millions	September 30, 2017	December 31, 2016
Raw materials	$275	$296
Finished pulp, paper and packaging	1,453	1,381
Operating supplies	646	661
Other	91	100
Total	$2,465	$2,438

Depreciation

Accumulated depreciation was $22.7 billion and $21.6 billion at September 30, 2017 and December 31, 2016. Depreciation expense was $341 million and $294 million for the three months ended September 30, 2017 and 2016, respectively, and $997 million and $845 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest

Interest payments made during the nine months ended September 30, 2017 and 2016 were $600 million and $511 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Interest expense	$198	$181	$571	$513
Interest income	46	49	140	129
Capitalized interest costs	6	7	18	21

NOTE 10 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-month period ended September 30, 2017:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers	Consumer Packaging	Total
Balance as of January 1, 2017
Goodwill	$3,316		$19		$2,143	$1,664	$7,142
Accumulated impairment losses (a)	(237)		—		(1,877)	(1,664)	(3,778)
	3,079		19		266	—	3,364
Reclassifications and other (b)	5		—		14	—	19
Additions/reductions	5	(c)	33	(d)	(1)	—	37
Balance as of September 30, 2017
Goodwill	3,326		52		2,156	1,664	7,198
Accumulated impairment losses (a)	(237)		—		(1,877)	(1,664)	(3,778)
Total	$3,089		$52		$279	$—	$3,420

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, “Intangibles – Goodwill and Other” in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

(c)	Reflects the acquisition of the newly acquired Moroccan box plant.

(d)	Represents purchase price adjustments related to the the newly acquired pulp business.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2017		December 31, 2016
In millions	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships and lists	$612	$242	$605	$211
Non-compete agreements	71	71	69	64
Tradenames, patents and trademarks, and developed technology	173	69	173	56
Land and water rights	8	2	10	2
Software	23	22	21	20
Other	50	38	48	26
Total	$937	$444	$926	$379

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Amortization expense related to intangible assets	$27	$14	$60	$39

NOTE 11 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $122 million and $68 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table presents a rollforward of unrecognized tax benefits and related accrued estimated interest and penalties for the nine months ended September 30, 2017:

In millions	Unrecognized Tax Benefits	Accrued Estimated Interest and Tax Penalties
Balance at December 31, 2016	$(98)	$(22)
Activity for three months ended March 31, 2017	(2)	2
Activity for the three months ended June 30, 2017	(42)	1
Activity for the three months ended September 30, 2017	1	—
Balance at September 30, 2017	$(141)	$(19)

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $4 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $29 million in the third quarter related to Investment Tax Credits earned in tax years 2016-2017.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Environmental

International Paper has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet. Remediation costs are recorded in the financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $130 million in the aggregate at September 30, 2017. Other than as described above, completion of required remedial actions is not expected to have a material effect on our financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $48 million to address the selection of an alternative for the soil remediation component of the overall site remedy which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the $48 million reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other potentially responsible parties of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of this assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

•
In April 2016, the EPA issued a separate unilateral administrative order to the Company and certain other PRPs for a time-critical removal action (TCRA) of PCB-contaminated sediments from a different portion of the site. The Company responded to the unilateral administrative order, agreeing to comply with the order subject to its sufficient cause defenses.

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

Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc. (WMI), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site. In September 2016, the EPA issued a proposed remedial action plan (PRAP) for the site, which identified the preferred remedy as the removal of the contaminated material currently protected by an armored cap. In addition, the EPA selected a preferred remedy for the separate southern impoundment that requires offsite disposal. In January 2017, the PRPs submitted comments on the PRAP.

On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. On October 25, 2017, the PRPs received a letter from the EPA inviting participation in the remedial design component of the EPA’s selected remedy for the site, and the Company plans to participate in this remedial design process to determine if and how the remedy can be accomplished. We expect this process will include additional studies to determine feasible alternatives and costs to complete this final remedy. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any adjustment to our immaterial recorded liability. It is reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.

International Paper and MIMC/WMI are also defending an additional lawsuit related to the site brought by approximately 600 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

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

Under the terms of the settlement agreement, on August 1, 2017, the Company paid $354 million into a settlement fund in return for a dismissal of the Released Defendants and release of all claims and alleged damages asserted against the Released Defendants in the lawsuit or that are related to or arise from the direct purchase of containerboard products from the Released Defendants by the class members from the beginning of time up to preliminary approval of the settlement agreement by the district court, which occurred on July 13, 2017. Any attorneys' fees awarded by the district court and all costs of notice and claims administration will be paid from the settlement fund. On October 17, 2017, the district court granted final approval of the settlement agreement and thus the release is now effective as to all class members.

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

The Company continues to dispute the allegations made in the Ashley Furniture and Tennessee lawsuits and vigorously defend each. At this time, however, because the actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Contract

Signature: In August 2014, a lawsuit captioned Signature Industrial Services LLC et al. v. International Paper Company was filed in state court in Texas. The Signature lawsuit arises out of approximately $1 million in disputed invoices related to the installation of new equipment at the Company's Orange, Texas mill. In addition to the invoices in dispute, Signature and its president allege consequential damages arising from the Company's nonpayment of those invoices. The lawsuit was tried before a jury in Beaumont, Texas, in May 2017. On June 1, 2017, the jury returned a verdict awarding approximately $125 million in damages to the plaintiffs. The verdict will not be final until post-trial motions are decided, and the Company will appeal the final judgment thereafter. The Company has numerous and strong bases for appeal, and we believe we will prevail on appeal. Because post-trial proceedings are in a preliminary stage, we are unable to estimate a range of reasonably possible loss, but we expect the amount of any loss to be immaterial.

Tax

On October 16, 2015, the Company was notified of a $110 million tax assessment issued by the state of Sao Paulo, Brazil (State) for tax years 2011 through 2013. The assessment pertained to invoices issued by the Company related to the sale of paper to the editorial segment, which is exempt from the payment of ICMS value-added tax.  During the second quarter of 2016, the Company received a favorable first instance judgment vacating the State's assessment.  During the third quarter of 2017, the Company received a favorable decision on the second instance judgment after the State appealed the first instance.  In October of 2017, the Company was notified the State will not appeal the second instance judgment, making the decision final and canceling the tax assessment.

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

NOTE 13 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities

As of September 30, 2017, the fair value of the Timber Notes and Extension Loans is $4.80 billion and $4.32 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Revenue (a)	$24	$24	$71	$71
Expense (a)	32	32	96	96
Cash receipts (b)	48	47	95	76
Cash payments (c)	64	64	128	98

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of September 30, 2017, the fair value of the Timber Notes and Extension Loans is $2.23 billion and $2.09 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Revenue (a)	$12	$8	$35	$26
Expense (b)	13	10	36	26
Cash receipts (c)	7	4	19	10
Cash payments (d)	10	7	28	19

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for the three and nine months ended September 30, 2017 and 2016, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three and nine months ended September 30, 2017 and 2016, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 14 - DEBT

In August 2017, International Paper issued $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. The proceeds from this offering, together with a combination of available cash and other borrowings, were used to make a $1.25 billion voluntary cash contribution to the Company's pension plan.

Subsequent to September 30, 2017, International Paper repaid approximately $382 million of notes with an interest rate of 7.95% and an original maturity date in 2018.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2017, the Company had $445 million of borrowings outstanding under the program at a weighted average interest rate of 1.39%.

At September 30, 2017, the fair value of International Paper’s $12.3 billion of debt was approximately $13.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 15 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2017	December 31, 2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$348	$275
Derivatives Not Designated as Hedging Instruments:
Electricity contract	12	6
Foreign exchange contracts	11	24

(a)	These contracts had maturities of two years or less as of September 30, 2017.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Foreign exchange contracts	$1	$5	$9	$6
Interest rate contracts	—	—	—	(11)
Total	$1	$5	$9	$(5)

During the next 12 months, the amount of the September 30, 2017 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $2 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2	$3	$6	$7	Cost of products sold
Total	$2	$3	$6	$7

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$(8)	$—	$(10)	$—	Cost of products sold
Foreign exchange contracts	—	—	—	—	Cost of products sold
Interest rate contracts	—	2	—	5	Interest expense, net
Total	$(8)	$2	$(10)	$5

The following activity is related to fully effective interest rate swaps designated as fair value hedges:

		2017			2016
In millions	Issued	Terminated	Undesignated	Issued	Terminated	Undesignated
Third Quarter	$—	$—	$—	$—	$—	$—
Second Quarter	—	—	—	—	—	—
First Quarter	—	—	—	—	55	—
Total	$—	$—	$—	$—	$55	$—

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9	(a)	$3	(b)	$3	(c)	$4	(e)
Total derivatives designated as hedging instruments	9		3		3		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		8	(d)	2	(e)
Total derivatives not designated as hedging instruments	—		—		8		2
Total derivatives	$9		$3		$11		$6

(a)	Includes $8 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(b)	Included in Other current assets in the accompanying balance sheet.

(c)	Includes $2 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(d)	Includes $4 million recorded in Other accrued liabilities and $4 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying balance sheet.

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

Credit-Risk-Related Contingent Features

Certain of the Company’s financial instruments used in hedging transactions are governed by standard credit support arrangements with counterparties. If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair values of derivative instruments containing credit risk-related contingent features in a net liability position were $2 million and $3 million as of September 30, 2017 and December 31, 2016, respectively. The Company was not required to post any collateral as of September 30, 2017 or December 31, 2016. For more information on credit-risk-related contingent features, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Service cost	$39	$41	$118	$114
Interest cost	138	135	415	449
Expected return on plan assets	(192)	(199)	(577)	(611)
Actuarial loss	87	103	260	293
Amortization of prior service cost	7	11	21	31
Settlement	—	3	—	442
Net periodic pension expense	$79	$94	$237	$718

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

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $1.25 billion and $750 million to the qualified pension plan in the first nine months of 2017 and 2016, respectively. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $34 million for the nine months ended September 30, 2017.

On September 26, 2017, the Company entered into an agreement with The Prudential Insurance Company of America to purchase a group annuity contract and transfer approximately $1.3 billion of International Paper's U.S. qualified pension plan projected benefit obligations, subject to customary closing conditions. The transaction closed on October 3, 2017 and was funded with pension plan assets. Under the transaction, at the end of 2017, Prudential will assume responsibility for pension benefits and annuity administration for approximately 45,000 retirees or their beneficiaries receiving less than $450 in monthly benefit payments from the plan. The Company expects to recognize a non-cash pension settlement charge of approximately $400 million before tax in the fourth quarter of 2017.

NOTE 17 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2017, 13.1 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Total stock-based compensation expense (selling and administrative)	$38	$33	$120	$100
Income tax benefits related to stock-based compensation	(2)	—	45	33

At September 30, 2017, $110 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

Performance Share Plan

During the first nine months of 2017, the Company granted 2.2 million performance units at an average grant date fair value of $51.78.

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

The Company also has a 50% equity interest in Ilim Holding S.A. (Ilim) operating in Russia, that is a separate business segment. The Company recorded equity earnings (losses), net of taxes, of $48 million and $46 million for the three months ended September 30, 2017 and 2016, respectively, and $119 million and $154 million for the nine months ended September 30, 2017 and 2016, respectively, for Ilim. The Company received cash dividends from the joint venture of $129 million during the first nine months of 2017. At September 30, 2017 and December 31, 2016, the Company's investment in Ilim was $279 million and $302 million, respectively, which was $158 million and $164 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $52 million and $40 million for the three months ended September 30, 2017 and 2016, respectively, and $151 million and $124 million for the nine months ended September 30, 2017 and 2016, respectively.

Sales by business segment for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Industrial Packaging	$3,734	$3,491	$10,939	$10,422
Global Cellulose Fibers	654	242	1,830	713
Printing Papers	1,039	1,019	3,051	3,003
Consumer Packaging	491	494	1,431	1,490
Corporate and Intersegment Sales	(5)	20	(55)	70
Net Sales	$5,913	$5,266	$17,196	$15,698

Operating profit by business segment for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In millions	2017		2016		2017		2016
Industrial Packaging	$469	(a)	$423	(f)	$884	(a)	$1,277	(f)
Global Cellulose Fibers	49	(b)	(38)	(g)	(14)	(b)	(109)	(g)
Printing Papers	135		167		321	(c)	419
Consumer Packaging	54		61		73	(d)	150	(h)
Business Segment Operating Profits	707		613		1,264		1,737

Earnings (loss) from continuing operations before income taxes and equity earnings	503		373		718		676
Interest expense, net	152		132		431	(e)	384
Noncontrolling interests/equity earnings adjustment (j)	—		1		(1)		1
Corporate items, net	19		11		34		57
Special items, net	—		54		(16)		46
Non-operating pension expense	33		42		98		573	(i)
	$707		$613		$1,264		$1,737

(a)
Includes a charge of $354 million for the nine months ended September 30, 2017 related to the agreement to settle the Kleen Products anti-trust class action lawsuit, a charge of $10 million for the three months and nine months ended September 30, 2017 for the accelerated amortization of an intangible asset in Brazil, a gain of $6 million for the nine months ended September 30, 2017 for a net bargain purchase gain associated with the June 2016 acquisition of Holmen Paper's newsprint mill in Madrid, Spain, and charges of $5 million and $9 million for the three months and nine months ended September 30, 2017, respectively, for other items.

(b)
Includes charges of $6 million and $15 million for the three months and nine months ended September 30, 2017, respectively, for costs associated with the acquisition of the pulp business acquired in December 2016, a charge of $14 million for the nine months ended September 30, 2017 for the amortization of the inventory fair value step-up for that business and charges of $2 million and $3 million for the three months and nine months ended September 30, 2017, respectively, for other items.

(c)	Includes a charge of $2 million for the nine months ended September 30, 2017 for other items.

(d)	Includes a charge of $9 million for the nine months ended September 30, 2017 for the impairment of the assets of our Foodservice business in Asia.

(e)	Includes a gain of $4 million for the nine months ended September 30, 2017 for interest income associated with an income tax refund claim.

(f)
Includes charges of $5 million and $70 million for the three months and nine months ended September 30, 2016, respectively, for the impairment of the assets of our corrugated packaging business in Asia and costs associated with the sale of that business.

(g)
Includes charges of $7 million and $12 million for the three months and nine months ended September 30, 2016, respectively, for costs associated with the agreement to purchase the Weyerhaeuser pulp business.

(h)	Includes a charge of $9 million for the nine months ended September 30, 2016 for costs associated with the Riegelwood conversion to 100% pulp production.

(i)	Includes a charge of $439 million for the nine months ended September 30, 2016 for a settlement accounting charge associated with term-vested lump sum payments.

(j)
Operating profits for business segments include each segment's percentage share of the profits of subsidiaries included in that segment that are less than wholly owned. The pre-tax noncontrolling interest and equity earnings for these subsidiaries are adjusted here to present consolidated earnings before income taxes and equity earnings.

NOTE 19 - SUBSEQUENT EVENT

On October 23, 2017, the Company entered into an agreement to contribute its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company, in a transaction valued at $1.8 billion. International Paper will receive a 20.5% ownership interest, valued at $1.14 billion, in a subsidiary of Graphic Packaging Holding Company that will hold the assets of the combined business. International Paper plans to use $660 million in cash proceeds from a new loan expected to be entered into prior to closing to pay down existing debt. The new loan will be assumed by a subsidiary of Graphic Packaging Holding Company on the transaction closing date. The transaction is expected to close in early 2018, subject to the receipt of regulatory approval and certain other closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $395 million ($0.95 per diluted share) in the third quarter of 2017, compared with $80 million ($0.19 per diluted share) in the second quarter of 2017 and $312 million ($0.75 per diluted share) in the third quarter of 2016. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $449 million ($1.08 per share) in the third quarter of 2017, compared with $270 million ($0.65 per share) in the 2017 second quarter and $380 million ($0.91 per share) in the 2016 third quarter.

International Paper delivered strong results in the 2017 third quarter, with sequential earnings growth across all our business segments. This earnings growth was driven by continued solid global demand and price realization, particularly in our North American Industrial Packaging and Global Cellulose Fibers businesses. During the quarter, results were negatively impacted by operational headwinds related to Hurricanes Harvey and Irma along with record high OCC prices. The Global Cellulose Fibers continued to generate strong results during the quarter, delivering more synergies at a faster pace than expected. Finally, in October 2017, we signed an agreement to transfer our North American Consumer Packaging business, which includes the North American Coated Paperboard mills and Foodservice operations, to a subsidiary of Graphic Packaging Holding Company in a transaction valued at $1.8 billion.

Prices were up across the Company’s portfolio, driving significant earnings improvement in the 2017 third quarter versus the 2017 second quarter, particularly in our North American Industrial Packaging and Global Cellulose Fibers businesses. The North American Industrial Packaging business continues to benefit from higher pricing and flow-through in export containerboard exports. Volume was lower on a sequential quarter basis primarily due to one less shipping day in our North American corrugated box business. Operations were negatively impacted by approximately $30 million of costs tied to mill and box plant disruptions caused by Hurricanes Harvey and Irma. As expected, maintenance outage expenses were significantly lower in the 2017 third quarter versus the 2017 second quarter. Input costs continued to be a significant headwind due to elevated OCC costs which continued to rise above 2017 second quarter levels, reaching a new historical high. In the 2017 third quarter, our Ilim joint venture again delivered strong results driven by improved pricing, partially offset by lower volume. Equity earnings also benefited from a non-cash foreign exchange gain on the joint venture's U.S. dollar denominated net debt.
Looking ahead, the Company is well positioned for strong fourth quarter results and cash generation. In our North American Industrial Packaging business, we expect to see flow-through benefits from containerboard and box price increases from the first half of 2017, along with further realization of prior price increases in exports. We anticipate additional price realization in our Global Cellulose Fibers business tied to continued strong global demand, particularly in China. Demand in our North American Industrial Packaging business will be unfavorably impacted by one less shipping day; however, we anticipate stable volumes across all of our other businesses with some seasonal improvement in our EMEA Printing Papers and Global Cellulose Fibers businesses. Manufacturing performance should improve as we move past the effects of the previously mentioned hurricanes and other one-off operational issues experienced at some of our mills during the 2017 third quarter. Input costs in our North American Industrial Packaging business should benefit from declining OCC prices, partly offset by higher wood and chemical costs. We expect higher input costs in our other businesses, partly due to the lingering effects of the hurricanes, particularly in the case of wood and chemicals. Finally, for our Ilim joint venture, we expect improved operational results in the 2017 fourth quarter on strong, demand-driven market fundamentals.
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

	Three Months Ended September 30,		Three Months Ended June 30,
	2017	2016	2017
Diluted Earnings (Loss) Attributable to Shareholders	$395	$312	$80
Add back - Discontinued operations (gain) loss	—	—	—
Diluted Earnings (Loss) from Continuing Operations	395	312	80
Add Back - Non-operating pension (income) expense	33	43	34
Add Back - Net special items expense (income)	23	65	353
Income tax effect - Non-operating pension and special items expense	(2)	(40)	(197)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$449	$380	$270

	Three Months Ended September 30,		Three Months Ended June 30,
	2017	2016	2017
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.95	$0.75	$0.19
Add Back - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.95	0.75	0.19
Add Back - Non-operating pension (income) expense per share	0.08	0.10	0.08
Add Back - Net special items expense (income) per share	0.05	0.16	0.85
Income tax effect per share - Non-operating pension and special items expense	—	(0.10)	(0.47)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.08	$0.91	$0.65
RESULTS OF OPERATIONS
For the third quarter of 2017, International Paper Company reported net sales of $5.9 billion, compared with $5.8 billion in the second quarter of 2017 and $5.3 billion in the third quarter of 2016.
Net earnings attributable to International Paper totaled $395 million, or $0.95 per share, in the 2017 third quarter. This compared with $80 million, or $0.19 per share, in the second quarter of 2017 and $312 million or $0.75 per share, in the third quarter of 2016.

Earnings from continuing operations attributable to International Paper Company were $395 million in the third quarter of 2017 compared with $312 million in the third quarter of 2016 and $80 million in the second quarter of 2017. Compared with the third quarter of 2016, the 2017 third quarter reflects higher average sales price realizations net of an unfavorable mix ($164 million), lower mill maintenance outage costs ($21 million), the operating results for the recently acquired pulp business which was not included in the prior year ($36 million), lower tax expense ($16 million) reflecting a lower estimated tax rate, and lower non-operating pension expense ($6 million). These benefits were offset by lower sales volumes ($6 million), higher operating costs ($72 million), higher raw material and freight costs ($66 million), higher corporate and other costs ($12 million), and higher net interest expense ($14 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $2 million higher in the 2017 third quarter than in the 2016 third quarter. Net special items in the 2017 third quarter were a loss of $34 million compared with a loss of $42 million in the 2016 third quarter.
Compared with the second quarter of 2017, earnings benefited from higher average sales price realizations net of an unfavorable mix ($76 million), lower mill maintenance outage costs ($123 million), lower tax expense ($13 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($1 million). These benefits were offset by lower sales volumes ($11 million), higher operating costs ($10 million), higher raw material and freight costs ($16 million), higher corporate and other items ($15 million) and higher net interest expense ($8 million). Equity earnings, net of taxes, for Ilim Holding, S.A. were $27 million higher than in the 2017 second quarter. Net special items in the 2017 third quarter were a loss of $34 million compared with a loss of $169 million in the 2017 second quarter.
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
International Paper operates in four segments: Industrial Packaging, Global Cellulose Fibers, Printing Papers and Consumer Packaging.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	September 30		June 30,
In millions	2017	2016	2017
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$395	$312	$80
Add back (deduct):
Income tax provision (benefit)	153	107	(89)
Equity (earnings) loss, net of taxes	(45)	(43)	(20)
Noncontrolling interests, net of taxes	—	(3)	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	503	373	(29)
Interest expense, net	152	132	137
Noncontrolling interests / equity earnings included in operations	—	1	(1)
Corporate items	19	11	4
Special items (income) expense	—	54	(16)
Non-operating pension expense	33	42	34
Adjusted Operating Profit	$707	$613	$129
Business Segment Operating Profit:
Industrial Packaging	$469	$423	$50
Global Cellulose Fibers	49	(38)	7
Printing Papers	135	167	86
Consumer Packaging	54	61	(14)
Total Business Segment Operating Profit	$707	$613	$129

Business Segment Operating Profit

Segment Operating Profit
(in millions)

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$613
$236
($9)
($104)
($95)
$30
$52
($5)
($11)
$707
Q3 2016
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Pulp Acquisition
Other
Special Items
Q3 2017

Total business segment operating profits of $707 million in the 2017 third quarter were higher than the $613 million in the 2016 third quarter and the $129 million in the 2017 second quarter. Compared with the third quarter of 2016, operating profits in the current quarter benefited from higher average sales price realizations net of an unfavorable mix ($236 million), lower mill outage costs ($30 million) and the operating results for the recently acquired pulp business which are not included in the prior year ($52 million). These benefits were offset by lower sales volumes ($9 million), higher operating costs ($104 million), higher raw material and freight costs ($95 million), and higher other costs ($5 million). Special items were a loss of $23 million in the 2017 third quarter compared with a loss of $12 million in the 2016 third quarter.
Compared with the second quarter of 2017, operating profits benefited from higher average sales price realizations net of an unfavorable mix ($109 million) and lower mill outage costs ($176 million). These benefits were offset by lower sales volumes ($15 million), higher operating costs ($14 million), higher raw material and freight costs ($23 million) and higher other items ($5 million). Special items were a loss of $23 million in the 2017 third quarter compared with a loss of $373 million in the 2017 second quarter.

During the 2017 third quarter, International Paper took approximately 93,000 tons of downtime of which none were economic-related, compared with approximately 226,000 tons of downtime, which included about 107,000 tons that were economic-related, in the 2016 third quarter. During the 2017 second quarter, International Paper took approximately 291,000 tons of downtime of which none were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2017	2016	2017	2016
Industrial Packaging
North American Corrugated Packaging (c)	2,599	2,640	7,784	7,801
North American Containerboard	828	801	2,438	2,311
North American Recycling	924	977	2,799	2,873
North American Saturated Kraft	45	51	132	142
North American Gypsum/Release Kraft	54	49	165	142
North American Bleached Kraft	7	7	20	18
EMEA Industrial Packaging (c) (d)	350	344	1,124	1,091
Asian Box (c) (e)	—	—	—	208
Brazilian Packaging (c)	93	93	266	254
Industrial Packaging	4,900	4,962	14,728	14,840
Cellulose Fibers (in thousands of metric tons) (b)	933	415	2,706	1,233
Printing Papers
North American Uncoated Papers	497	467	1,451	1,402
EMEA and Russian Uncoated Papers	365	358	1,104	1,120
Brazilian Uncoated Papers	280	274	832	800
Indian Uncoated Papers	58	51	186	175
Uncoated Papers	1,200	1,150	3,573	3,497
Consumer Packaging
North American Consumer Packaging	296	301	876	915
EMEA Coated Paperboard	103	105	296	298
Consumer Packaging	399	406	1,172	1,213

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills. Includes sales volumes from the pulp business acquired beginning December 1, 2016.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.

(e)	Includes sales volumes through the date of sale on June 30, 2016.
Income Taxes
An income tax provision of $153 million was recorded for the 2017 third quarter and the reported effective income tax rate for continuing operations was 30.5%. Excluding an expense of $11 million related to the tax effects of special items and a benefit of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 28.0% for the quarter.
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
An income tax provision of $107 million was recorded for the 2016 third quarter and the reported effective income tax rate for continuing operations was 29%. Excluding a benefit of $24 million related to the tax effects of special items and a benefit of $16 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30.5% for the quarter.
Interest Expense and Noncontrolling Interest
Net interest expense for the 2017 third quarter was $152 million compared with $137 million which includes interest income of $4 million related to income tax refund claims in the 2017 second quarter and $132 million in the 2016 third quarter.

Effects of Special Items
Details of special items for the three months are as follows:

	Three Months Ended
	September 30				June 30,
	2017		2016		2017
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Kleen Products anti-trust class action lawsuit settlement	$—	$—	$—	$—	$354	$219
Weyerhaeuser pulp business integration costs	6	4	7	4	5	3
Asia Packaging restructuring and impairment	—	—	5	4	—	—
Foodservice Asia impairment	—	—	—	—	9	4
Brazil intangible asset accelerated amortization	10	7	—	—	—	—
Abandoned property	7	4	—	—	5	3
Business Segments Total	23	15	12	8	373	229
Corporate
Debt extinguishment	—	—	29	18	—	—
Write-off of certain regulatory pre-engineering costs	—	—	8	5	—	—
India Packaging business evaluation write-off	—	—	17	11	(2)	(2)
Gain on sale of investment in ArborGen	—	—	—	—	(14)	(9)
Interest income related to income tax refund claim	—	—	—	—	(4)	(2)
Corporate Total	—	—	54	34	(20)	(13)
Total special items	23	15	66	42	353	216
Non-operating pension expense	33	20	42	26	34	21
Total	$56	$35	$108	$68	$387	$237
Special items include the following tax expenses (benefits):

	Three Months Ended
	September 30		June 30,
In millions	2017	2016	2017
Income tax refund claims	$—	$—	$(85)
Pension contribution return to accrual	—	—	38
International investment restructuring	19	—	—
Total	$19	$—	$(47)

Details of special items for the nine months are as follows:

	Nine Months Ended
	September 30
	2017		2016
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Kleen Products anti-trust class action lawsuit settlement	$354	$219	$—	$—
Pulp business acquisition inventory fair value step-up amortization	14	8	—	—
Weyerhaeuser pulp business integration costs	15	9	12	7
Holmen mill net bargain purchase gain	(6)	(6)	—	—
Riegelwood mill conversion costs	—	—	9	6
Asia Packaging restructuring and impairment	—	—	70	58
Foodservice Asia impairment	9	4	—	—
Abandoned property	14	9	—	—
Brazil Packaging Intangible Asset Accelerated Amortization	10	7	—	—
Business Segments Total	410	250	91	71
Corporate
Debt extinguishment	—	—	29	18
Write-off of certain regulatory pre-engineering costs	—	—	8	5
Gain on sale of investment in Arizona Chemical	—	—	(8)	(5)
India Packaging business evaluation write-off	(2)	(2)	17	11
Gain on sale of investment in ArborGen	(14)	(9)	—	—
Interest income related to income tax refund claim	(4)	(2)	—	—
Corporate Total	(20)	(13)	46	29
Total special items	390	237	137	100
Non-operating pension expense	98	60	573	352
Total	$488	$297	$710	$452
Special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30
In millions	2017	2016
Income tax refund claims	$(85)	$—
Pension contribution return to accrual	38	23
International investment restructuring	34	(63)
Federal income tax audit closure	—	(14)
Total	$(13)	$(54)
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

Industrial Packaging

Total Industrial Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,734	$3,706	$10,939	$3,491	$3,520	$10,422
Operating Profit	$469	$50	$884	$423	$458	$1,277
Asia Packaging restructuring and impairment	—	—	—	5	28	70
Holmen mill bargain purchase gain	—	—	(6)	—	—	—
Kleen Products anti-trust settlement	—	354	354	—	—	—
Brazil Intangible Asset Accelerated Amortization	10	—	10	—	—	—
Other	5	3	9	—	—	—
Operating Profit Before Special Items	$484	$407	$1,251	$428	$486	$1,347

Industrial Packaging net sales for the third quarter of 2017 were 1% higher than in the second quarter of 2017 and were 7% higher than in the third quarter of 2016. Operating profit before special items was 19% higher in the third quarter of 2017 than in the second quarter of 2017 and 13% higher than in the third quarter of 2016.

North American Industrial Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,383	$3,336	$9,874	$3,151	$3,138	$9,344
Operating Profit	$487	$51	$899	$439	$496	$1,373
Kleen Products anti-trust settlement	—	354	354	—	—	—
Other	5	3	9	—	—	—
Operating Profit Before Special Items	$492	$408	$1,262	$439	$496	$1,373

(a)
Includes intra-segment sales of $50 million and $35 million for the three months ended September 30, 2017 and 2016, respectively, $31 million and $32 million for the three months ended June 30, 2017 and 2016, respectively, and $113 million and $112 million for the nine months ended September 30, 2017 and 2016, respectively.

North American Industrial Packaging sales volumes for boxes in the third quarter of 2017 were lower than in the second quarter of 2017 reflecting one less shipping day and the impact of Hurricanes Harvey and Irma. Containerboard shipments to export markets increased, but were more than offset by lower domestic shipments. Total maintenance downtime decreased 72,000 tons from 157,000 tons to 85,000 tons. There was no economic downtime taken in either period. Average sales margins for boxes were higher due to the realization of box sales price increases. Average sales price realizations for containerboard also increased in both the domestic and export markets. Input costs were higher, primarily for recycled fiber, but also for energy, wood and chemicals. Planned maintenance downtime costs were $62 million lower in the 2017 third quarter compared with the 2017 second quarter. Operating costs were higher including the hurricane-related temporary shutdown of two mills. The total negative impact of the hurricanes was approximately $20 million during the quarter.
Compared with the third quarter of 2016, sales volumes for boxes were lower in the third quarter of 2017 which included two fewer shipping days. Sales volumes for containerboard increased in export markets, while domestic shipments decreased. Total maintenance and economic downtime was 108,000 tons lower in the third quarter of 2017 which comprises a decrease of 1,000 tons for maintenance downtime and a decrease of 107,000 tons for economic downtime. Average sales margins for boxes increased primarily due to higher average sales price realizations. Average sales price realizations in both domestic and export containerboard markets were also higher. Input costs for recycled fiber were significantly higher, while slightly higher costs for energy, chemicals and freight were offset by lower wood costs. Planned maintenance downtime costs were $6 million lower in the third quarter of 2017 compared with the third quarter of 2016. Earnings were also impacted by higher mill operating costs.
Entering the fourth quarter of 2017, sales volumes for boxes are expected to be stable, but will include one less shipping day. Containerboard export shipments are expected to decrease. Input costs for recycled fiber are expected to be significantly lower, partially offset by higher energy, chemical and freight costs. Planned maintenance downtime costs should be $8 million lower.

EMEA Industrial Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$333	$341	$991	$313	$295	$902
Operating Profit	$(5)	$5	$14	$—	$6	$13
Holmen mill net bargain purchase gain	—	—	(6)	—	—	—
Operating Profit Before Special Items	$(5)	$5	$8	$—	$6	$13
EMEA Industrial Packaging sales volumes for boxes in the third quarter of 2017 were seasonally lower than in the second quarter of 2017 in Morocco and the Euro-zone. Average sales margins decreased due to higher input costs for containerboard. Input costs for energy were flat, while distribution costs decreased due to lower export shipments from Turkey and Morocco. Operating costs were lower.
Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were higher. Average sales margins decreased in the Euro-zone and Morocco due to higher containerboard costs. Input costs for energy were lower, but distribution costs were higher due to increased export shipments.
Looking ahead to the fourth quarter of 2017, sales volumes are expected to be seasonally stronger. Average sales margins are expected to recover due to the realization of prior price increases and a more favorable mix. Earnings will be negatively impacted by costs at the Madrid mill during its conversion to recycled containerboard production.

Brazilian Industrial Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$68	$60	$187	$62	$51	$155
Operating Profit	$(13)	$(6)	$(29)	$(9)	$(12)	$(29)
Brazil Intangible Asset Accelerated Amortization	10	—	10	—	—	—
Operating Profit Before Special Items	$(3)	$(6)	$(19)	$(9)	$(12)	$(29)
Brazilian Industrial Packaging sales volumes in the third quarter of 2017 compared with the second quarter of 2017 were higher for boxes, but slightly lower for containerboard. Improved average sales margins reflect higher sales prices for both boxes and containerboard, partially offset by an unfavorable mix. Operating costs were favorable while input costs, primarily for natural gas, were higher.
Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were higher for boxes, but lower for containerboard, while average sales price realizations for both boxes and containerboard increased. Input costs, primarily for recycled fiber and wood, decreased. Operating costs were also lower.
Looking ahead to the fourth quarter of 2017, sales volumes are expected to be about flat. Average sales margins are expected to increase reflecting prior sales price realizations for both boxes and containerboard, partially offset by an unfavorable mix. Input costs should be slightly higher and operating costs are expected to increase, primarily due to labor costs.

Asian Industrial Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$—	$—	$—	$—	$68	$133
Operating Profit	$—	$—	$—	$(7)	$(32)	$(80)
Asia Packaging Restructuring and Impairment	—	—	—	5	28	70
Operating Profit Before Special Items	$—	$—	$—	$(2)	$(4)	$(10)
Asian Industrial Packaging
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. See Note 8 - Divestitures / Spinoff in the Condensed Notes to the Consolidated Financial Statements for further discussion of the sale of this business.

Global Cellulose Fibers

Total Global Cellulose Fibers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$654	$612	$1,830	$242	$259	$713
Operating Profit	$49	$7	$(14)	$(38)	$(21)	$(109)
Acquisition costs	6	5	15	7	5	12
Inventory fair value step-up amortization	—	—	14	—	—	—
Other	2	—	3	—	—	—
Operating Profit Before Special Items	$57	$12	$18	$(31)	$(16)	$(97)
Global Cellulose Fibers includes the results of the pulp business acquired from Weyerhaeuser beginning in December 2016. See Note 7 - Acquisitions in the Condensed Notes to Consolidated Financial Statements for further discussion of this acquisition. Net sales were 7% higher in the third quarter of 2017 than in the second quarter of 2017 and significantly higher than in the third quarter of 2016 due to the acquisition. Operating profit before special items was 375% higher in the third quarter of 2017 than in the second quarter of 2017 and 284% higher than in the third quarter of 2016.
Sales volumes in the third quarter of 2017 increased compared with the second quarter of 2017 reflecting steady demand. Average sales price realizations were higher, primarily for fluff pulp, but were partially offset by an unfavorable product mix. Operating costs and input costs were flat. Planned maintenance downtime costs in the third quarter of 2017 were $37 million lower than in the second quarter of 2017. Costs associated with Hurricane Irma negatively impacted the business by approximately $5 million in the quarter. In Europe and Russia, sales volumes were lower, while average sales price realizations were favorable.
Compared with the third quarter of 2016, for the legacy business sales volumes increased in the third quarter of 2017. Average sales price realizations improved reflecting a stronger pricing environment. Planned maintenance downtime costs in the third quarter of 2017 were $14 million lower than in the third quarter of 2016. Input costs decreased slightly, although in Europe and Russia input costs were higher for wood, energy and purchased pulp. In Europe and Russia, sales volumes decreased and average sales margins were unfavorably impacted by lower sales price realizations partially offset by a favorable mix.
Entering the fourth quarter of 2017, sales volumes are expected to be seasonally higher. Average sales price realizations are expected to reflect the further recognition of recent price increases. Average sales margins will also benefit from a more favorable product mix. Input costs are expected to be higher. Planned maintenance downtime costs should be $5 million higher in the fourth quarter of 2017. Sales volumes and average sales price realizations are expected to increase in Europe and Russia.
Printing Papers

Total Printing Papers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,039	$1,017	$3,051	$1,019	$1,012	$3,003
Operating Profit	$135	$86	$321	$167	$117	$419
Other	—	2	2	—	—	—
Operating Profit Before Special Items	$135	$88	$323	$167	$117	$419
Printing Papers net sales for the third quarter of 2017 were 2% higher than in the second quarter of 2017 and 2% higher than in the third quarter of 2016. Operating profit before special items in the third quarter of 2017 was 53% higher than in the second quarter of 2017 but 19% lower than in the third quarter of 2016.

North American Papers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$470	$446	$1,384	$477	$466	$1,425
Operating Profit	$54	$19	$106	$81	$51	$193
Other	—	2	2	—	—	—
Operating Profit Before Special Items	$54	$21	$108	$81	$51	$193
North American Papers sales volumes in the third quarter of 2017 were higher than in the second quarter of 2017 reflecting seasonally higher domestic demand. Average sales price realizations for uncoated freesheet paper were lower due to competitive pressures. Average sales margins were also negatively impacted by an unfavorable mill sourcing mix. Input costs were slightly higher, primarily for wood. Planned maintenance downtime costs were $34 million lower in the third quarter of 2017, which included no outages, compared with the second quarter of 2017.

Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were higher primarily due to increased shipments of uncoated freesheet paper to export markets. Average sales price realizations were lower, reflecting weaker market conditions. Average sales margins were also impacted by unfavorable geographic and mill sourcing mix. Input costs increased.
Entering the fourth quarter of 2017, sales volumes are expected to be seasonally lower, while average sales price realizations are expected to be stable with the partial realization of a previous sales price increase for uncoated freesheet paper. Input costs are expected to be steady. Planned maintenance downtime costs should be $11 million higher with an outage scheduled in the fourth quarter at our Eastover mill.

European Papers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$292	$299	$865	$278	$288	$825
Operating Profit	$38	$26	$93	$40	$34	$114
European Papers sales volumes for uncoated freesheet paper in the third quarter of 2017 compared with the second quarter of 2017 were lower in both Russia and Europe. Average sales margins for uncoated freesheet paper increased in Europe due to the partial realization of a sales price increase, and in Russia due to a favorable geographic mix. Input costs were higher, primarily for wood and energy. Planned maintenance downtime costs in the third quarter of 2017 were $6 million lower than in the second quarter of 2017 which included an outage at the Svetogorsk mill. Manufacturing operating costs were lower.
Sales volumes for uncoated freesheet paper in the third quarter of 2017 compared with the third quarter of 2016, were lower in Europe, but higher in Russia. Average sales price realizations for uncoated freesheet paper increased in Europe, but were slightly lower in Russia. Input costs, primarily for wood and energy, were higher. Planned maintenance downtime costs in the third quarter of 2017 were $9 million lower than in the third quarter of 2016 which included an outage at the Kwidzyn mill.
Looking forward to the fourth quarter of 2017, sales volumes for uncoated freesheet paper are expected to increase. Average sales price realizations should be higher in both Europe and Russia. Input costs are expected to be higher for wood in Russia and higher in Europe for wood and energy.

Brazilian Papers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$239	$232	$685	$229	$219	$637
Operating Profit	$46	$43	$128	$54	$34	$123

(a)
Includes intra-segment sales of $6 million and $0 million for the three months ended September 30, 2017 and 2016, respectively, $7 million and $3 million for the three months ended June 30, 2017 and 2016, respectively, and $22 million and $4 million for the nine months ended September 30, 2017 and 2016, respectively.

Brazilian Papers sales volumes in the third quarter of 2017 were lower than in the second quarter of 2017 reflecting higher than anticipated export shipments in the second quarter along with the negative impact of logistical issues in the third quarter, partially offset by seasonally stronger demand in Brazil. Average sales margins were higher due to increased average sales price realizations for export uncoated freesheet papers, as well as a favorable geographic mix. Input costs increased for purchased pulp and energy. Planned maintenance downtime costs were $3 million lower than in the second quarter of 2017 which included an outage at the Mogi Guacu mill.
Compared with the third quarter of 2016, sales volumes for uncoated freesheet paper in the third quarter of 2017 increased in other Latin American countries, but were flat in Brazil. Average sales margins improved, reflecting higher average sales price realizations for export markets, improved customer mix in Brazil and a favorable geographic mix, partially offset by an unfavorable product mix. Input costs were stable.
Entering the fourth quarter of 2017, sales volumes for uncoated freesheet paper are expected to be seasonally higher in Brazil while export shipments should also increase due to the recovery from the logistical issues that occurred during the third quarter. Average sales margins should benefit from a more favorable geographic mix. Input costs are expected to be higher, particularly for purchased pulp and energy.

Indian Papers	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$44	$47	$139	$35	$42	$120
Operating Profit	$(3)	$(2)	$(6)	$(8)	$(2)	$(11)
Indian Papers sales volumes in the third quarter of 2017 compared with the second quarter of 2017 were lower due to reduced production capacity associated with a planned maintenance outage and a 6-day contract workers' strike. Average sales price realizations were slightly lower. Input costs were lower, primarily for wood and coal, but this benefit was more than offset by higher operating costs. Planned maintenance outage costs were $1 million higher than in the second quarter of 2017 due to an outage at the Rajahmundry mill. Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were higher and average sales price realizations increased. Input costs were lower for wood, partially offset by higher chemical costs.
Looking ahead to the fourth quarter of 2017, sales volumes are expected to be higher as the third-quarter production constraints do not recur. Average sales price realizations should be slightly higher. Planned maintenance outage costs are expected to be $1 million lower than in the third quarter of 2017 with no outages scheduled in the fourth quarter.

Consumer Packaging

Total Consumer Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$491	$474	$1,431	$494	$501	$1,490
Operating Profit	$54	$(14)	$73	$61	$73	$150
Riegelwood mill conversion costs	—	—	—	—	—	9
Foodservice Asia asset impairment	—	9	9	—	—	—
Operating Profit Before Special Items	$54	$(5)	$82	$61	$73	$159
Consumer Packaging net sales in the third quarter of 2017 were 4% higher than in the second quarter of 2017, but 1% lower than in the third quarter of 2016. Operating profit before special items was higher in the third quarter of 2017 than in the second quarter of 2017, but 11% lower than in the third quarter of 2016.

North American Consumer Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$403	$395	$1,186	$407	$416	$1,241
Operating Profit	$33	$(28)	$19	$39	$48	$77
Riegelwood mill conversion costs	—	—	—	—	—	9
Foodservice Asia asset impairment	—	9	9	—	—	—
Operating Profit Before Special Items	$33	$(19)	$28	$39	$48	$86
North American Consumer Packaging Coated paperboard sales volumes in the third quarter of 2017 were higher than in the second quarter of 2017. Average sales price realizations increased reflecting the effect of a 2017 second quarter sales price increase. Planned maintenance downtime costs were $33 million lower than in the second quarter of 2017 which included outages at our Augusta and Texarkana mills. Operating costs improved due to the resolution of some performance issues at our Augusta mill during the 2017 second quarter. Input costs for wood were slightly lower.
Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were slightly lower. Average sales price realizations increased slightly, reflecting the realization of second-quarter 2017 sales price increases offset by competitive price erosion. Operating costs were higher due to reliability issues at our Augusta mill, while input costs were steady.
Foodservice sales volumes in the third quarter of 2017 were seasonally lower than in the second quarter of 2017. Average sales margins increased, reflecting higher average sales price realizations partially offset by an unfavorable customer mix. Distribution costs were lower due to the impact of freight savings initiatives. Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 decreased slightly reflecting weaker customer demand. Average sales margin decreased as higher input costs for resin and board were only partially offset by the realization of 2017 second quarter sales price increases.
Looking forward to the fourth quarter of 2017, coated paperboard sales volumes are expected to be seasonally weaker. Average prior sales price realizations are expected to be flat, but average sales margins should benefit from a favorable mix. Input costs for wood and polystyrene costs are expected to be higher following the hurricanes that occurred in the third quarter. Planned maintenance downtime costs should be $4 million higher in the fourth quarter of 2017 with an outage scheduled at our Texarkana mill. Operating costs are expected to recover. For Foodservice, sales volumes are expected to be seasonally higher while average sales margins should be relatively flat.

European Consumer Packaging	2017			2016
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$88	$79	$245	$87	$85	$249
Operating Profit	$21	$14	$54	$22	$25	$73
European Consumer Packaging sales volumes in the third quarter of 2017 compared with the second quarter of 2017 were higher in both Europe and Russia. Average sales margins decreased in both regions, reflecting lower sales price realizations partially mitigated by favorable mix. Input costs were higher in both Europe and Russia. Planned maintenance downtime costs were $2 million lower in the third quarter of 2017 compared with the second quarter of 2017. Operating costs were also favorable.
Compared with the third quarter of 2016, sales volumes decreased in both Europe and Russia. In Russia, average sales margins decreased due to lower average sales price realizations, but in Europe sales margins reflected higher average sales price realizations and a more favorable mix. Input costs increased for wood, energy and purchased pulp. Planned maintenance downtime costs were $3 million lower in the third quarter of 2017 than in the third quarter of 2016.
Entering the fourth quarter of 2017, sales volumes are expected to be higher in Russia, but about flat in Europe. Average sales margins are expected to increase, reflecting higher sales price realizations in Europe. Input costs for wood and energy are expected to be higher.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable business segment. The Company recorded equity earnings, net of taxes, of $48 million in the third quarter of 2017, compared with $21 million in the second quarter of 2017 and $46 million in the third quarter of 2016. In the third quarter of 2017, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $7 million compared with a loss of $18 million in the second quarter of 2017. Compared with the second quarter of 2017, sales volumes in the third quarter of 2017 were lower primarily for sales of softwood pulp and containerboard in China, partially offset by higher sales of hardwood pulp and containerboard in Russia. Average sales price realizations increased, primarily for sales of hardwood pulp and containerboard in China and other export markets, partially offset by softwood and hardwood pulp and containerboard sales in Russia. Input costs were relatively flat, while planned maintenance downtime costs were higher in the third quarter of 2017.
Compared with the third quarter of 2016, sales volumes in the third quarter of 2017 were relatively flat overall, while sales of hardwood pulp to China and containerboard sales in Russia increased, but were partially offset by lower sales of softwood pulp to China and Russia. Average sales price realizations were higher, primarily for sales of softwood and hardwood pulp in China and in Russia and for sales of containerboard in all countries. Input costs, primarily for wood and energy, were higher. Operating costs were negatively impacted by the planned maintenance downtime taken in the third quarter of 2017. An after-tax foreign exchange gain of $3 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the third quarter of 2016.
Looking forward to the fourth quarter of 2017, sales volumes are expected to increase. Average sales price realizations are expected to increase compared with the third quarter of 2017, primarily for export sales of softwood and hardwood pulp, and containerboard. Input costs are expected to be seasonally higher for wood and energy.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $569 million for the first nine months of 2017, compared with $1.6 billion for the comparable 2016 nine-month period. Cash used for working capital components totaled $567 million for the first nine months of 2017 compared to $120 million for the comparable 2016 nine-month period. The increase to working capital in 2017 includes income tax receivables primarily driven by the pension contribution and the Kleen Products litigation settlement.

The Company generated free cash flow of approximately $1.2 billion and $1.4 billion in the first nine months of 2017 and 2016, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2017	2016
Cash provided by operations	$569	$1,566
Adjustments:
Cash invested in capital projects	(935)	(903)
Cash contribution to pension plan	1,250	750
Cash payment for Kleen settlement	354	—
Free Cash Flow	$1,238	$1,413
Investments in capital projects totaled $935 million in the first nine months of 2017 compared to $903 million in the first nine months of 2016. Full-year 2017 capital spending is currently expected to be approximately $1.5 billion, or about 107% of depreciation and amortization expense for our current businesses.
Financing activities for the first nine months of 2017 included a $997 million net increase in debt versus a $1.6 billion net increase in debt during the comparable 2016 nine-month period. During the third quarter of 2017, the Company issued $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. The proceeds from this offering, together with a combination of available cash and other borrowings, were used to make a $1.25 billion voluntary cash contribution to the Company's pension plan.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2017	2016	2017	2016
Early debt reductions (a)	$95	$266	$122	$266
Pre-tax early debt extinguishment costs	2	29	2	29

(a)
Reductions related to notes with interest rates ranging from 4.63% to 6.63% with original maturities from 2018 to 2031 and from 1.57% to 6.63% with original maturities from 2018 to 2031 for the three and nine months ended September 30, 2017, and 7.95% with an original maturity in 2018 for the three and nine months ended September 30, 2016.

At September 30, 2017, contractual obligations for future payments of debt maturities by calendar year were as follows: $476 million in 2017; $461 million in 2018; $422 million in 2019; $159 million in 2020; $663 million in 2021; $923 million in 2022; and $9.23 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At September 30, 2017, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances ($600 million available at September 30, 2017) under a receivables securitization program that expires in December 2017.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of September 30, 2017, the Company had $445 million of borrowings outstanding under this program at a weighted average interest rate of 1.39%.
Subsequent to September 30, 2017, International Paper repaid approximately $382 million of notes with an interest rate of 7.95% and an original maturity date in 2018.
During the first nine months of 2017, International Paper used 2.6 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46 million. In

September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and would continue to repurchase such shares in open market repurchase transactions. Under this $3.0 billion share repurchase program, the Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of September 30, 2017.
During the first nine months of 2016, International Paper used approximately 2.7 million shares of treasury stock for various incentive plans. International Paper also acquired 3.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $131.7 million, including $100.1 million related to shares repurchased under the Company's $3.0 billion share repurchase program. Cash dividend payments related to common stock totaled $573 million and $543 million for the first nine months of 2017 and 2016, respectively. Dividends were $1.3875 per share and $1.3200 per share for the first nine months in 2017 and 2016, respectively.
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
The Company has included in its 2016 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2017, other than a change in the timing of the annual impairment testing of goodwill which is referenced in Note 1 in the Condensed Notes to the Consolidated Financial Statements and discussed below.
Pension Accounting
Net pension expense totaled approximately $237 million for International Paper’s U.S. plans for the nine months ended September 30, 2017, or about $481 million less than the pension expense for the first nine months of 2016. The decrease in U.S. plan expense was due to $442 million plan settlement accounting charges in the second and third quarters of 2016, and lower amortization of unrecognized actuarial losses and prior service cost. Net pension expense for non-U.S. plans was about $3 million for the first nine months of 2017 and 2016.
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
After consultation with our actuaries, International Paper determines key actuarial assumptions on December 31 of each year that are used to calculate liability information as of that date and pension expense for the following year. Key assumptions affecting pension expense include the discount rate, the expected long-term rate of return on plan assets, the projected rate of future compensation increases, and various demographic assumptions including expected mortality. The discount rate assumption is determined based on approximately 500 Aa-rated bonds appropriate to provide the projected benefit payments of the plan. A bond portfolio is selected and a single rate is determined that equates the market value of the bonds purchased to the discounted value of the plan’s benefit payments. The expected long-term rate of return on plan assets is based on projected rates of return for current and planned asset classes in the plan’s investment portfolio. At September 30, 2017, the market value of plan assets for International Paper’s U.S. plans totaled approximately $12.4 billion, consisting of approximately 45% equity securities, 36% fixed income securities, and 19% real estate and other assets. Plan assets did not include International Paper common stock.
The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made voluntary cash contributions of $1.25 billion and $750 million to the qualified pension plan in the first nine months of 2017 and 2016, respectively. The U.S. nonqualified plans are only funded to the extent of benefits paid, which totaled $34 million for the nine months ended September 30, 2017.

On September 26, 2017, the Company entered into an agreement with The Prudential Insurance Company of America to purchase a group annuity contract and transfer approximately $1.3 billion of International Paper's U.S. qualified pension plan projected benefit obligations, subject to customary closing conditions. The transaction closed on October 3, 2017 and was funded with pension plan assets. Under the transaction, at the end of 2017, Prudential will assume responsibility for pension benefits and annuity administration for approximately 45,000 retirees or their beneficiaries receiving less than $450 in monthly benefit payments from the plan. The Company expects to recognize a non-cash pension settlement charge of approximately $400 million before tax in the fourth quarter of 2017.
FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) the failure to realize the expected synergies and cost-savings from our purchase of the pulp business of Weyerhaeuser Company or delay in realization thereof; (viii) purchase price adjustments relating to our pending transaction to transfer our North American consumer packaging business to Graphic Packaging Holding Company in exchange for, among other things, an equity interest in an entity that will hold the assets for the combined business; (ix) receipt of regulatory approvals for the Graphic Packing transaction and the successful fulfillment or waiver of all other closing conditions without unexpected delays or conditions; (x) the successful closing of the Graphic Packing transaction within the estimated timeframe; (xi) the uncertainty of the expected financial performance of the combined business following completion of the Graphic Packaging transaction; (xii) the failure of the combined business to realize the expected synergies, cost-savings and other benefits from the Graphic Packaging transaction or delay in realization thereof; (xiii) the successful financing of the Graphic Packaging transaction; (ix) unforeseen tax treatment relating to the Graphic Packaging transaction, (xv) litigation related to the Graphic Packaging transaction or limitations or restrictions imposed by regulatory authorities that may delay or negatively impact the Graphic Packaging transaction; and (xvi) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; and (xvii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 12 to the financial statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

Our proposed transaction to contribute our North American Consumer Packaging business to Graphic Packaging may not be completed within the expected timeframe, or at all, and we may not achieve the expected benefits from this transaction or from other strategic acquisitions, joint ventures, divestitures and other corporate transactions. On October 23, 2017, we entered into an agreement to contribute our North American Consumer Packaging business to Graphic Packaging in exchange for, among other things, an equity interest in the combined business and the assumption by the combined business of $660 million of indebtedness that we intend to incur prior to closing of the transaction. No assurances can be given about the timing, availability or cost of such financing. The transaction is expected to close in the first quarter of 2018. Completion of the transaction is subject to the satisfaction or waiver of certain conditions that are beyond our control and may prevent, delay or otherwise negatively affect its completion. These conditions include U.S. antitrust clearance. The Antitrust Division of the U.S. Department of Justice or other regulatory agencies may refuse to approve the acquisition or seek to make its approval subject to compliance with unanticipated or onerous conditions that could reduce the anticipated benefits of the transaction.

The success of the transaction will depend, in part, on the financial performance of the combined business and on the ability of the combined business to realize anticipated growth opportunities, cost savings and other synergies. The combined business’s success in realizing these growth opportunities, cost savings and other synergies, and the timing of this realization, will depend on the successful integration of our North American Consumer Packaging business with Graphic Packaging’s business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2017 - July 31, 2017	646	$56.41	—	$0.933
August 1, 2017 - August 31, 2017	—	—	—	0.933
September 1, 2017 - September 30, 2017	173	56.82	—	0.933
Total	819
(a) 819 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

10.1	Commitment Agreement, dated September 26, 2017, between International Paper Company and Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company.*

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

*	Confidential treatment has been requested for certain information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 3, 2017	By	/s/ Glenn R. Landau
Glenn R. Landau
Senior Vice President and Chief Financial Officer

November 3, 2017	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller