Form 10-K
period 2017-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2018-02-22
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _____________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
(Do not check if a smaller reporting company)
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017) was approximately $23,247,397,657.
The number of shares outstanding of the Company’s common stock as of February 16, 2018 was 412,940,532.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2018 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	36
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	37
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	37
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	39
	Consolidated Statement of Operations	41
	Consolidated Statement of Comprehensive Income	42
	Consolidated Balance Sheet	43
	Consolidated Statement of Cash Flows	44
	Consolidated Statement of Changes in Equity	45
	Notes to Consolidated Financial Statements	46
	Interim Financial Results (Unaudited)	81
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	83
ITEM 9A.	CONTROLS AND PROCEDURES.	83
ITEM 9B.	OTHER INFORMATION.	84

PART III.		84

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	84
ITEM 11.	EXECUTIVE COMPENSATION.	84
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	84
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	84
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	85

PART IV.		85

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	85
	Additional Financial Data	85
	Schedule II – Valuation and Qualifying Accounts	89
	SIGNATURES	90
APPENDIX I	2017 LISTING OF FACILITIES	A-1
APPENDIX II	2017 CAPACITY INFORMATION	A-4

PART I.
ITEM 1. BUSINESS
GENERAL
International Paper Company (the “Company” or “International Paper,” which may also be referred to as “we” or “us”) is a global producer of renewable fiber-based packaging, pulp and paper products with manufacturing operations in North America, Latin America, Europe, North Africa, India and Russia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. Our home page on the Internet is www.internationalpaper.com. You can learn more about us by visiting that site.
In the United States, at December 31, 2017, the Company operated 29 pulp, paper and packaging mills, 170 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2017 in Canada, Europe, India, North Africa, Latin America included 16 pulp, paper and packaging mills, 47 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through 9 branches in Asia. At December 31, 2017, we owned or managed approximately 329,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into three segments: Industrial Packaging; Global Cellulose Fibers; and Printing Papers.
A description of these business segments can be found on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s 50% equity interest in Ilim Holding S.A. ("Ilim") is also a separate reportable industry segment.
From 2013 through 2017, International Paper’s capital expenditures approximated $6.8 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs and maintain reliability of operations. Capital spending in 2017 was approximately $1.4 billion and is expected to be approximately $1.5 billion in 2018. You can find more information about capital expenditures on page 28 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on page 28 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You can find discussions of restructuring charges and other special items on pages 22 and 23 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
FINANCIAL INFORMATION CONCERNING INDUSTRY SEGMENTS
The financial information concerning segments is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on pages 78 through 80 of Item 8. Financial Statements and Supplementary Data.
FINANCIAL INFORMATION ABOUT INTERNATIONAL AND U.S. OPERATIONS
The financial information concerning international and U.S. operations and export sales is set forth in Note 19 Financial Information by Industry Segment and Geographic Area on page 80 of Item 8. Financial Statements and Supplementary Data.
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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 20 through 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION
The Company sells products directly to end users and converters, as well as through agents, resellers and paper distributors.
DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products are described on pages 23 and 24 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2017, 2016 and 2015 were as follows:
Sales Volumes by Product (a)

In thousands of short tons (except as noted)	2017	2016	2015
Industrial Packaging
Corrugated Packaging (c)	10,413	10,392	10,284
Containerboard	3,294	3,091	3,110
Recycling	2,257	2,450	2,379
Saturated Kraft	181	182	156
Gypsum/Release Kraft	229	200	171
Bleached Kraft	27	24	23
EMEA Packaging (c) (d)	1,518	1,477	1,417
Asian Box (c) (e)	—	208	426
Brazilian Packaging (c)	357	371	348
European Coated Paperboard	398	393	381
Industrial Packaging	18,674	18,788	18,695
Global Cellulose Fibers (in thousands of metric tons) (b)	3,708	1,870	1,575
Printing Papers
U.S. Uncoated Papers	1,915	1,872	1,879
European and Russian Uncoated Papers	1,483	1,536	1,493
Brazilian Uncoated Papers	1,167	1,114	1,125
Indian Uncoated Papers	253	241	241
Printing Papers	4,818	4,763	4,738

(a)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills. Includes sales volumes from the pulp business acquired beginning December 1, 2016.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales by these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at Madrid, Spain mill.

(e)	Includes sales volumes through the date of sale on June 30, 2016.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several other product development facilities, including the Global Cellulose Fibers technology center in Federal Way, Washington.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, papermaking, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety as well as the minimization of solid waste. The cost to the Company of its research and development operations was $28 million in 2017, $20 million in 2016, and $27 million in 2015.
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
ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation as well as similar regulations internationally. Our continuing objectives include: (1) controlling emissions and discharges from our facilities into the air, water and groundwater to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $86 million in 2017 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend $71 million in 2018 for environmental capital projects. Capital expenditures for 2019 environmental projects are anticipated to be approximately $87 million. Capital expenditures for 2020 environmental projects are estimated to be $73 million.

The 2017 spend included costs associated with the U.S. Environmental Protection Agency's (EPA) Boiler MACT (maximum achievable control technology) regulations that require owners of specified boilers to meet revised air emissions standards for certain substances. Several lawsuits were filed to challenge all or portions of the Boiler MACT regulations. On December 23, 2016, the U.S. Court of Appeals for the D.C. Circuit remanded the Boiler MACT regulations to the EPA requiring the agency to revise emission standards for boiler subcategories that had been affected by flawed calculations. The Court determined that the existing MACT standards should remain in place while the revised standards are being developed, but did not establish a deadline for the EPA to complete the rulemaking. The Company has completed its Boiler MACT capital projects to meet the existing regulations. We are not able to project any additional Boiler MACT capital project expenditures as it is uncertain to what extent the EPA will revise Boiler MACT standards that are subject to the remand.

Amendments lowering National Ambient Air Quality Standards (NAAQS) for sulfur dioxide (SO2), nitrogen dioxide (NO2), fine particulate (PM2.5), and ozone have been finalized by the EPA in recent years but to date have not had a material impact on the Company.

CLIMATE CHANGE

In an effort to mitigate the potential climate change impacts from human activities, various international, national and sub-national (regional, state and local) governmental actions have been or may be undertaken. Presently, these efforts have not materially impacted International Paper, but such efforts may have a material impact on the Company in the future.

International Efforts

A successor program to the 1997 Kyoto Protocol, the Paris Agreement, went into effect in November 2016 and continued international efforts and voluntary commitments toward reducing the emissions of greenhouse gases (GHGs). Consistent with this objective, participating countries aim to balance GHG emissions generation and removal in the second half of this century or, in effect, achieve net-zero global GHG emissions.

As part of the Paris Agreement, many countries, including the U.S. and EU member states, established non-binding emissions reduction targets. The U.S. non-binding commitment is for GHG emissions to be 7% below 2005 GHG emissions levels by 2020 and 26% to 28% below by 2025. Other countries in which we do business made similar non-binding commitments. On

August 4, 2017, the U.S. filed official notice to withdraw from the Paris Agreement. Notwithstanding the notice of withdrawal by the U.S., the Company’s voluntary GHG reductions, which are set out in our annual Global Citizenship report, remain roughly in line with the percentages of the U.S. prior target reductions. It is not clear at this time what, if any, further reductions by the Company might be required by the countries in which we operate. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of these agreements on the Company.
To assist member countries in meeting obligations under the Kyoto Protocol, the EU established and continues to operate an Emissions Trading System (EU ETS). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.
U.S. Efforts
In the U.S., the 1997 Kyoto Protocol was not ratified and Congress has not passed GHG legislation. The EPA, however, enacted regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units (EGUs); (iii) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year; (iv) in 2015, require states to develop plans to reduce GHGs from utility EGUs and (v) in 2016 EPA took the first steps in the process of developing emissions standards for existing sources in the oil and gas sector. The 2017 change in leadership of the U.S. executive branch may result in significant revisions to or rescission of the EPA's GHG regulations. It is unclear what impacts, if any, the EPA's GHG regulatory revisions and any other future revisions will have on the Company’s operations.

In 2015, EPA promulgated the Clean Power Plan (CPP) rule to address climate change by reducing carbon dioxide (CO2) and other designated greenhouse gas pollutant emissions from utility EGUs. In response, states were to develop and begin implementing programs to reduce GHGs from EGUs by about 32 percent by the 2022 to 2033 timeframe as compared to 2005 baseline levels. In October 2017, the EPA issued a regulatory action to withdraw the CPP in its entirety. Notwithstanding the withdrawal of the CPP, some states have remained committed to reaching the reduction targets set out in the CPP. These GHG reduction plans, if implemented, could pose potential cost increases for electricity purchased by the Company. The magnitude of cost increases to the Company, if any, are not possible to estimate reliably at this time.
State, Regional and Local Measures

A few U.S. states have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities, primarily through the development of GHG emission inventories or regional GHG cap-and-trade programs. California has already enacted such a program and similar actions are being considered by Oregon. The Company does not have any sites currently subject to California's GHG regulatory plan and since the Oregon program is still being developed, it is too early to know how or if Company owned sites in Oregon may be affected. There may be indirect impacts from changing input costs (such as electricity) at some of our California converting operations but these have yet to manifest themselves in material impacts. Although we are monitoring proposed programs in other states, it is unclear what impacts, if any, state-level GHG rules will have on the Company’s operations. Further state measures are under substantive review as they respond to the withdrawal of the EPA’s CPP.

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

International Paper plays a significant role in responding to the climate change challenge. Our entire business depends upon the sustainability of forests. We transform renewable resources into recyclable products that people depend on every day. This cycle begins with sourcing renewable fiber from responsibly managed forests, and at the end of use our products are recycled into new products at a higher rate than any other base material. We will continue to lead the world in responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. Our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests. Furthermore, we use biomass and manufacturing residuals (rather than fossil fuels) to generate a substantial majority of the manufacturing energy at our mills.

Additional information regarding climate change and International Paper is available in our 2016 Global Citizenship report found on our Internet Web site at www.internationalpaper.com, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

EMPLOYEES
As of December 31, 2017, we have approximately 56,000 employees, nearly 36,000 of whom are located in the United States. Of the U.S. employees, approximately 25,000 are hourly, with unions representing approximately 15,000 employees. Approximately 12,000 of this number are represented by the United Steelworkers union (USW).
International Paper, the USW, and several other unions have entered into two master agreements covering various mills and converting facilities. These master agreements cover several specific items, including wages, select benefit programs, successorship, employment security, and health and safety. Individual facilities continue to have local agreements for other subjects not covered by the master agreements. If local facility agreements are not successfully negotiated at the time of expiration, under the terms of the master agreements the local contracts will automatically renew with the same terms in effect. The master agreements cover the majority of our union represented mills and converting facilities. In addition, International Paper is party to a master agreement with District Council 2, International Brotherhood of Teamsters, covering additional converting facilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

Mark S. Sutton, 56, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984. Mr. Sutton serves on the board of directors of The Kroger Company. He is a member of The Business Council and the Business Roundtable and serves on the American Forest & Paper Association board of directors and the international advisory board of the Moscow School of Management - Skolkovo. He was appointed chairman of the U.S. Russian Business Council and was also appointed to the U.S. Section of the U.S.-Brazil CEO Forum. He also serves on the board of directors of Memphis Tomorrow and board of governors for New Memphis Institute. Mr. Sutton has been a director since June 1, 2014.

W. Michael Amick, Jr., 54, senior vice president - paper the Americas & India since January 1, 2017. Mr. Amick previously served as senior vice president - North American papers & consumer packaging from July 2016 until December 2016, senior vice president - North American papers, pulp & consumer packaging from November 2014 until June 2016, vice president - president, IP India, from August 2012 to October 2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.

C. Cato Ealy, 61, senior vice president - corporate development since 2003. Mr. Ealy is a director of Ilim Holding S.A., a Swiss holding company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Ealy joined International Paper in 1992.

Tommy S. Joseph, 58, senior vice president - manufacturing, technology, EH&S and global sourcing since January 2010. Mr. Joseph previously served as senior vice president - manufacturing, technology, EH&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1983.

Glenn R. Landau, 49, senior vice president & chief financial officer since February 22, 2017. Mr. Landau previously served as senior vice president - finance from January 1, 2017 to February 22, 2017, senior vice president - president, IP Latin America from November 2014 through December 2016, vice president - president IP Latin America from 2013 to October 2014, vice president - investor relations from 2011 to 2013, and vice president and general manager, containerboard and recycling from 2007 to 2011. Mr. Landau serves on the board of directors of Factory

Mutual Insurance Company (FM Global). Mr. Landau joined International Paper in 1991.

Timothy S. Nicholls, 56, senior vice president - industrial packaging the Americas since January 1, 2017. Mr. Nicholls previously served as senior vice president - industrial packaging from November 2014 through December 2016, senior vice president - printing and communications papers of the Americas from November 2011 through October 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1991.

Thomas J. Plath, 54, senior vice president - human resources and global citizenship since March 1, 2017. Mr. Plath previously served as vice president - human resources, global businesses from November 2014 through February 2017, and vice president - HR manufacturing, technology, EH&S and global supply chain from April 2013 to November 2014. Mr. Plath joined International Paper in 1991.

Jean-Michel Ribieras, 55, senior vice president - global cellulose fibers since July 2016. Mr. Ribieras previously served as senior vice president - president, IP Europe, Middle East, Africa & Russia from 2013 until June 2016, and president - IP Latin America from 2009 until 2013. Mr. Ribieras joined International Paper in 1993.

Sharon R. Ryan, 58, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

John V. Sims, 55, senior vice president - president, IP Europe, Middle East, Africa & Russia since July 2016. Mr. Sims previously served as vice president and general manager, European papers from March 2016 until June 2016, vice president & general manager, North American papers from 2013 until February 2016, and vice president, finance and strategy, industrial packaging, from 2009 until 2013. Mr. Sims is a director of Ilim Holding S.A., a Swiss Holding Company in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Sims joined International Paper in 1994.

Catherine I. Slater, 54, senior vice president since January 2018. Ms. Slater previously served as senior vice president - consumer packaging from December

2016 to December 2017. Ms. Slater joined International Paper from Weyerhaeuser Company in December 2016, effective with the completion of the acquisition of Weyerhaeuser’s cellulose fibers business, which she previously led. Ms. Slater’s 24-year career with Weyerhaeuser included leadership roles in manufacturing, printing papers, consumer products, wood products and the cellulose fibers business.

Gregory T. Wanta, 52, senior vice president - North American container since November 2016. Mr. Wanta has served in a variety of roles of increasing responsibility in manufacturing and commercial leadership roles in specialty papers, coated paperboard, printing papers, foodservice and industrial packaging, including vice president, central region, Container the Americas, from January 2012 through October 2016. Mr. Wanta joined International Paper in 1991.

RAW MATERIALS
Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. Information concerning fiber supply purchase agreements that were entered into in connection with the Company’s 2006 Transformation Plan, the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business, and the 2016 acquisition of Weyerhaeuser's pulp business is presented in on page 30.
FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (including the exhibits hereto) that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through a joint venture; and (vii) our ability to achieve the benefits we expect from all acquisitions, divestitures and restructurings. These and other factors that could cause or contribute to actual results differing materially from such forward looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our products. These consumer preferences affect the prices of our products. Consequently, our financial results are sensitive to changes in the pricing and demand for our products.
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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2017, International Paper had approximately $11.2 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
Under the terms of the agreements governing approximately $1.4 billion of our debt as of December 31, 2017, the applicable interest rate on such debt may increase upon each downgrade in our credit rating below investment grade. As a result, a downgrade in our credit rating below investment grade may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes delivered to Temple-Inland in connection with Temple-Inland's 2007 sales of forestlands may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $538 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 12, Variable Interest Entities, on pages 63 through 64, and Note 10, Income Taxes, on pages 57 through 60, in Item 8. Financial Statements and Supplementary Data for further information.
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
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED, AND OVER TIME WE MAY BE

REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2017 was $2.0 billion. The amount and timing of future contributions will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Russia, Brazil, Poland, India, and Turkey, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Fluctuations in the value of local currency versus the U.S. dollar, downturns in economic activity, adverse tax consequences, nationalization or any change in social, political or labor conditions in any of these countries or regions could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. Likewise, disruption in existing trade agreements (e.g., NAFTA) or increased trade friction between countries (e.g., the U.S. and China) could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements -- including, among others, those relating to the environment, health and safety, labor and employment, data privacy, tax and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, subjecting them to escalating costs.

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

As another example, we are subject to a number of labor and employment laws and regulations that could significantly increase our operating costs and reduce our operational flexibility. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption of the European Union of the General Data Protection Regulation (GDPR), which will become effective May 2018, creates new individual privacy rights and imposes increased obligations on companies handling personal data. Compliance with the stringent rules under GDPR will require an extensive review of our global data processing systems, which is ongoing. A failure to comply with GDPR could result in fines up to 20 million Euros or 4% of annual global revenues, whichever is higher.

As a final example, in December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. For a discussion of the immediate and potential impacts to the Company of the Tax Act and the uncertainties around the Company's current estimates of such impacts, see Note 10, Income Taxes.

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
On January 1, 2018, for example, we completed a transaction transferring our North American Consumer Packaging business to Graphic Packaging in exchange for, among other things, an equity interest in the combined business of 20.5%, as of immediately following the closing, and the assumption by the combined business of $660 million of indebtedness that we incurred prior to closing of the transaction. The success of the transaction will depend, in part, on the financial performance of the combined business and on the ability of the combined business to realize anticipated growth opportunities, cost savings and other synergies. The success of the combined business in realizing these growth opportunities, cost savings and other synergies, and the timing of this realization, will depend on the successful integration of our North American Consumer Packaging business with Graphic Packaging's business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES
FORESTLANDS
As of December 31, 2017, the Company owned or managed approximately 329,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (CERFLOR) and the Forest Stewardship Council (FSC).
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
CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2018 on page 28, and dispositions and restructuring activities as of December 31, 2017, on pages 21 and 22 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on pages 51 and pages 53 through 55 of Item 8. Financial Statements and Supplementary Data.
ITEM 3. LEGAL PROCEEDINGS
Information concerning the Company’s legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 60 through 63 of Item  8. Financial Statements and Supplementary Data.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Dividend per share data on the Company’s common stock and the high and low sales prices for the Company’s common stock for each of the four quarters in 2017 and 2016 are set forth on page 81 of Item 8. Financial Statements and Supplementary Data. As of

the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange. As of February 16, 2018, there were approximately 11,766 record holders of common stock of the Company.
The table below presents information regarding the Company’s purchase of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2017 - October 31, 2017	78	$56.82	—	$0.933
November 1, 2017 - November 30, 2017	—	—	—	0.933
December 1, 2017 - December 31, 2017	5,257	56.96	—	0.933
Total	5,335

(a)
5,335 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. During these periods, no shares were purchased under our share repurchase program, which was approved by our Board of Directors and announced on July 8, 2014. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion shares of our common stock.  As of February 16, 2018, approximately $933 million shares of our common stock remained authorized for purchase under this program.

PERFORMANCE GRAPH
The performance graph shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2012 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 31, 2012. The graph portrays total return, 2012–2017, assuming reinvestment of dividends.

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
Note 2: Returns are calculated in $USD.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2017		2016		2015		2014		2013
RESULTS OF OPERATIONS
Net sales	$21,743		$19,495		$20,675		$21,889		$21,244
Costs and expenses, excluding interest	20,323		18,180		18,988		20,548		19,540
Earnings (loss) from continuing operations before income taxes and equity earnings	848	(b)	795	(e)	1,132	(h)	734	(k)	1,092	(n)
Equity earnings (loss), net of taxes	177		198		117		(200)		(39)
Discontinued operations, net of taxes	34	(c)	102	(f)	85	(i)	77	(l)	(215)	(o)
Net earnings (loss)	2,144	(b-d)	902	(e-g)	917	(h-j)	536	(k-m)	1,378	(n-p)
Noncontrolling interests, net of taxes	—		(2)		(21)		(19)		(17)
Net earnings (loss) attributable to International Paper Company	2,144	(b-d)	904	(e-g)	938	(h-j)	555	(k-m)	1,395	(n-p)
FINANCIAL POSITION
Current assets less current liabilities	$3,175		$2,601		$2,244		$2,719		$3,597
Plants, properties and equipment, net	13,265		13,003		11,000		11,794		12,745
Forestlands	448		456		366		507		557
Total assets	33,903		33,093		30,271		28,369		31,242
Notes payable and current maturities of long-term debt	311		239		426		742		661
Long-term debt	10,846		11,075		8,844		8,584		8,787
Total shareholders’ equity	6,522		4,341		3,884		5,115		8,105
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$5.11		$1.95		$2.05		$1.12		$3.63
Discontinued operations	0.08		0.25		0.20		0.18		(0.48)
Net earnings (loss)	5.19		2.20		2.25		1.30		3.15
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$5.05		$1.93		$2.03		$1.10		$3.59
Discontinued operations	0.08		0.25		0.20		0.19		(0.48)
Net earnings (loss)	5.13		2.18		2.23		1.29		3.11
Cash dividends	1.863		1.783		1.640		1.450		1.250
Total shareholders’ equity	15.79		10.56		9.43		12.18		18.57
COMMON STOCK PRICES
High	$58.96		$54.68		$57.90		$55.73		$50.33
Low	49.60		32.50		36.76		44.24		39.47
Year-end	57.94		53.06		37.70		53.58		49.03
FINANCIAL RATIOS
Current ratio	1.6		1.6		1.6		1.5		1.7
Total debt to capital ratio	0.63		0.72		0.70		0.65		0.54
Return on shareholders’ equity	43.9%		22.1%		20.0%		7.7%		20.2%
CAPITAL EXPENDITURES	$1,391		$1,348		$1,487		$1,366		$1,198
NUMBER OF EMPLOYEES	56,000		55,000		56,000		58,000		64,000

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
FOOTNOTES TO FIVE-YEAR FINANCIAL SUMMARY

(a)
All periods presented have been restated to reflect the North American Consumer Packaging business, xpedx business, and the Temple-Inland Building Products business as discontinued operations (excluding cash flow related items) and prior period amounts have been adjusted to conform with current year presentation, if applicable.

2017:
(b) Includes the following charges (gains):

	2017
In millions	Before Tax	After Tax
Gain on sale of investment in ArborGen	$(14)	$(9)
Costs associated with the pulp business acquired in 2016	33	20
Amortization of Weyerhaeuser inventory fair value step-up	14	8
Holmen bargain purchase gain	(6)	(6)
Abandoned property removal	20	13
Kleen Products settlement	354	219
Asia Foodservice sale	9	4
Brazil Packaging wood supply accelerated amortization	10	7
Debt extinguishment costs	83	51
Interest income on income tax refund claims	(5)	(3)
Other items	(2)	(2)
Total special items	$496	$302
Non-operating pension expense	484	298
Total	$980	$600

(c) Includes the operating earnings of the North American Consumer Packaging business for the full year. Also includes the following charges (gains):

	2017
In millions	Before Tax	After Tax
North American Consumer Packaging transaction costs	$17	$10
Non-operating pension expense	45	28
Total	$62	$38

(d) Includes the following tax expenses (benefits):

In millions	2017
International legal entity restructuring	$34
Income tax refund claims	(113)
Cash pension contribution	38
International Tax Law Change	9
Tax benefit of Tax Cuts and Jobs Act	(1,222)
Tax impact of other special items	$(1,254)

2016:
(e) Includes the following charges (gains):

	2016
In millions	Before Tax	After Tax
Riegelwood mill conversion costs	$9	$6
India Packaging evaluation write-off	17	11
Write-off of certain regulatory pre-engineering costs	8	5
Early debt extinguishment costs	29	18
Costs associated with the newly acquired pulp business	31	21
Asia Box impairment / restructuring	70	58
Gain on sale of investment in Arizona Chemical	(8)	(5)
Turkey mill closure	7	6
Amortization of Weyerhaeuser inventory fair value step-up	19	11
Total special items	$182	$131
Non-operating pension expense	610	375
Total	$792	$506

(f) Includes the operating earnings of the North American Consumer Packaging business for the full year. Also includes the following charges (gains):

	2016
In millions	Before Tax	After Tax
xpedx legal settlement	$8	$5
Total	$8	$5

(g) Includes the following tax expenses (benefits):

In millions	2016
Cash pension contribution	$23
U.S. Federal audit	(14)
Brazil goodwill	(57)
International legal entity restructuring	(6)
Luxembourg tax rate change	31
Tax impact of other special items	$(23)

2015:
(h) Includes the following charges (gains):

	2015
In millions	Before Tax	After Tax
Riegelwood mill conversion costs, net of proceeds from sale of the Carolina Coated Bristols brand	$8	$4
Timber monetization restructuring	16	10
Early debt extinguishment costs	207	133
IP-Sun JV impairment	174	180
Legal reserve adjustment	15	9
Refund and state tax credits	(4)	(2)
Impairment of Orsa goodwill and trade name intangible	137	137
Other items	6	5
Total special items	$559	$476
Non-operating pension expense	258	157
Total	$817	$633

(i) Includes the operating earnings of the North American Consumer Packaging business for the full year .

(j) Includes the following tax expenses (benefits):

In millions	2015
IP-Sun JV impairment	$(67)
Cash pension contribution	23
Other items	7
Tax impact of other special items	$(37)

2014:
(k) Includes the following charges (gains):

	2014
In millions	Before Tax	After Tax
Temple-Inland integration	$16	$10
Courtland mill shutdown	554	338
Early debt extinguishment costs	276	169
India legal contingency resolution	(20)	(20)
Multi-employer pension plan withdrawal liability	35	21
Foreign tax amnesty program	32	17
Asia Industrial Packaging goodwill impairment	100	100
Loss on sale by investee and impairment of investment	47	36
Other items	12	9
Total special items	$1,052	$680
Non-operating pension expense	212	129
Total	$1,264	$809

(l) Includes the operating earnings of the North American Consumer Packaging business and the xpedx business prior to the spin-off and the following charges (gains):

	2014
In millions	Before Tax	After Tax
xpedx spinoff	$24	$16
Building Products divestiture	16	9
xpedx restructuring	1	(1)
Total	$41	$24

(m) Includes the following tax expenses (benefits):

In millions	2014
State legislative tax change	$10
Internal restructuring	(90)
Other items	(1)
Tax impact of other special items	$(81)

2013:
(n) Includes the following charges (gains):

	2013
In millions	Before Tax	After Tax
Temple-Inland integration	$62	$38
Courtland mill shutdown	118	72
Early debt extinguishment costs	25	16
Insurance reimbursement related to legal settlement	(30)	(19)
India Papers tradename and goodwill impairment	127	122
Fair value adjustment of company airplanes	9	5
Cass Lake environmental reserve	6	4
Bargain purchase adjustment - Turkey	(13)	(13)
Other items	(5)	2
Total special items	$299	$227
Non-operating pension expense	323	197
Total	$622	$424

(o) Includes the operating earnings of the North American Consumer Packaging business and the xpedx business for the full year, and the Temple-Inland Building Products business through the date of sale in July 2013. Also includes the following charges (gains):

	2013
In millions	Before Tax	After Tax
xpedx spinoff	$22	$14
xpedx goodwill impairment	400	366
Building products divestiture	23	19
Shut down of paper machine at Augusta mill	45	28
xpedx restructuring	32	19
Total	$522	$446

(p) Includes the following tax expenses (benefits):

In millions	2013
Settlement of U.S. federal tax audits	$(744)
Income tax reserve release	(31)
Other items	1
Tax impact of other special items	$(774)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

International Paper delivered a year of strong performance in 2017, driven by excellent commercial execution across our businesses. Our Global Cellulose Fibers business is on track to achieve the estimated transaction synergies. We continued to grow value for our shareholders with our return on invested capital solidly exceeding our cost of capital for the eighth consecutive year. We made substantial progress in further strengthening our portfolio during 2017. We accelerated strategic investments for growth in the Industrial Packaging business, providing the Company with the flexibility we need around capacity, products and geography to support our customers. In addition, the Company made an important strategic move to transfer the North American Consumer Packaging business, which included the North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company. This strategic move enables us to focus on growing value in our core businesses and establish a 20.5% ownership interest in the subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. Finally, we generated strong free cash flow which enabled us to increase our annual dividend for the sixth consecutive year.
Our 2017 results reflect significant pricing and mix improvement, which accelerated throughout the year. The improvement in price and mix was primarily driven by price realization on price increases announced in prior quarters in our North American Industrial Packaging and Global Cellulose Fibers businesses. Operations were negatively impacted by hurricanes and the Pensacola event earlier in the year; however, 2017 was a lower maintenance outage year. Input costs were higher compared to 2016, driven by significantly higher recovered fiber costs, as well as, higher energy and transportation costs during the latter part of the year. Our Ilim joint venture delivered solid operational and financial results, driven by pricing and strong volume, and provided more than $130 million in cash dividends to International Paper in 2017. Finally, our 2017 results reflect the provisional net tax benefit associated with the impact of the December 2017 enactment of the Tax Cuts and Jobs Act.
Looking ahead to the 2018 first quarter, overall industry conditions are expected to remain strong, and we should continue to benefit from announced price increases, cost reduction initiatives and additional synergies. We expect higher export price realization in our North American Industrial Packaging business and improved pricing in our Printing Papers segment, as price increases implemented in 2017 are realized. We also expect 2018 first quarter sales volumes for North American Industrial Packaging and Brazil Papers to be down due to seasonally lower demand. Our North American mill operations have been affected by the severe cold weather experienced at the beginning of 2018 which is expected to impact operating costs. Costs will be higher in our European Packaging business related to the Madrid Mill conversion. In addition, planned maintenance outages are expected to increase due to a heavy outage quarter, as 70% of the Company outages are planned during the first half of 2018. Input costs are expected to increase across our businesses, driven by higher wood, energy and transportation costs. Additionally, we expect equity earnings for Ilim to be sequentially higher, driven by price realization across the pulp portfolio which will be partly offset by seasonally lower volumes.
Looking to full year 2018, our focus will be on value creation in our growth businesses. We anticipate another year of strong growth, driven by a continued strong outlook in our core businesses and the full-year price flow through of the 2017 increases. We continue to see healthy demand and solid fundamentals across our portfolio. We expect higher maintenance outage expenses due to the calendar impact of mills on an eighteen-month cycle and extended outages at several of our mills, as we position them for longer maintenance cycle schedules in the future. We are planning for $1.5 billion in capital expenditures in 2018, including approximately $500 million that will be invested in strategic projects, including the Madrid Mill conversion and the Riverdale conversion. Also, we will see the positive cash tax impact associated with tax reform. Our Ilim joint venture is well positioned for another strong year of performance, and we will start to see the benefits of our investment in Graphic Packaging. All in, we expect another year of strong cash generation enabling us to continue to allocate capital to grow value for our shareholders.
Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. Diluted earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most direct comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of items considered by management to be unusual, from the earnings reported under GAAP, non-operating pension expense (includes all U.S. pension costs, excluding service costs and prior service costs), and discontinued operations. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.
The following are reconciliations of Diluted earnings (loss) attributable to common shareholders to Adjusted operating earnings attributable to common shareholders.

	2017	2016	2015
Diluted Earnings (Loss) Attributable to Shareholders	$2,144	$904	$938
Add back - Discontinued operations (gain) loss	(34)	(102)	(85)
Diluted Earnings (Loss) from Continuing Operations	2,110	802	853
Add back - Non-operating pension (income) expense	484	610	258
Add back - Net special items expense (income)	496	182	559
Income tax effect - Non-operating pension and special items expense	(1,634)	(309)	(221)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$1,456	$1,285	$1,449

	2017	2016	2015
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$5.13	$2.18	$2.23
Add back - Discontinued operations (gain) loss per share	(0.08)	(0.25)	(0.20)
Diluted Earnings (Loss) Per Share from Continuing Operations	5.05	1.93	2.03
Add back - Non-operating pension (income) expense	1.16	1.47	0.61
Add back - Net special items expense (income)	1.19	0.44	1.33
Income tax effect - Non-operating pension and special items expense	(3.91)	(0.75)	(0.52)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.49	$3.09	$3.45

	Three Months Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2016
Diluted Earnings (Loss) Attributable to Shareholders	$1,460	$395	$218
Add back - Discontinued operations (gain) loss	8	(29)	(24)
Diluted Earnings (Loss) from Continuing Operations	1,468	366	194
Add back - Non-operating pension (income) expense	386	33	37
Add back - Net special items expense (income)	106	23	45
Income tax effect - Non-operating pension and special items expense	(1,430)	(2)	3
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$530	$420	$279

	Three Months Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2016
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$3.50	$0.95	$0.53
Add back - Discontinued operations (gain) loss per share	0.02	(0.07)	(0.06)
Diluted Earnings (Loss) Per Share from Continuing Operations	3.52	0.88	0.47
Add back - Non-operating pension (income) expense per share	0.92	0.08	0.09
Add back - Net special items expense (income) per share	0.25	0.05	0.11
Income tax effect per share - Non-operating pension and special items expense	(3.42)	—	—
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.27	$1.01	$0.67
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
The Company generated Free Cash Flow of approximately $2.0 billion, $1.9 billion and $1.8 billion in 2017, 2016 and 2015, respectively. The following are reconciliations of free cash flow to cash provided by operations:

In millions	2017	2016	2015
Cash provided by operations	$1,757	$2,478	$2,580
Adjustments:
Cash invested in capital projects	(1,391)	(1,348)	(1,487)
Cash contribution to pension plan	1,250	750	750
Cash payment for Kleen Settlement	354	—	—
Free Cash Flow	$1,970	$1,880	$1,843

In millions	Three Months Ended December 31, 2017	Three Months Ended September 30, 2017	Three Months Ended December 31, 2016
Cash provided by operations	$1,188	$(709)	$912
Adjustments:
Cash invested in capital projects	(456)	(271)	(445)
Cash contribution to pension plan	—	1,250	—
Cash payment for Kleen Settlement	—	354	—
Free Cash Flow	$732	$624	$467
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
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers. During 2017, as a result of the transfer of the North American Coated Paperboard business and the associated reclassification of this business to Discontinued Operations, the remaining sales and operating profits previously reported in the Consumer

Packaging segment have been reclassified for segment reporting for all periods presented. The European Coated Paperboard business is now included in the Industrial Packaging segment and sales and earnings historically included in the Consumer Packaging segment associated with previously divested businesses are now included in Corporate items.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its total Business Segment Operating Profit:

In millions	2017	2016	2015
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$2,110	$802	$853
Add back (deduct)
Income tax provision (benefit)	(1,085)	193	417
Equity (earnings) loss, net of taxes	(177)	(198)	(117)
Noncontrolling interests, net of taxes	—	(2)	(21)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	848	795	1,132
Interest expense, net	572	520	555
Noncontrolling interests/equity earnings included in operations	(2)	1	8
Corporate items	91	121	96
Corporate special items (income) expense	76	55	422
Non-operating pension expense	484	610	258
	$2,069	$2,102	$2,471
Business Segment Operating Profit
Industrial Packaging	$1,547	$1,741	$1,938
Global Cellulose Fibers	65	(179)	68
Printing Papers	457	540	465
Business Segment Operating Profit	$2,069	$2,102	$2,471
Business Segment Operating Profits in 2017 included a net loss from special items of $425 million compared with $127 million in 2016 and $137 million in 2015. Operationally, compared with 2016, the benefits from higher average sales price realizations and mix ($605 million), higher sales volumes ($33 million), lower maintenance outage costs ($55 million) and the incremental operating earnings from the pulp business acquired in late 2016 ($117 million) were offset by higher operating costs ($172 million), higher input costs ($362 million) and higher other costs ($11 million).
Corporate items includes operating profits (losses) of previously divested businesses of $0 million in 2017, ($2) million in 2016 and ($62) million in 2015.

Business Segment Operating Profit
(in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,102
$605
$33
($172)
($362)
$55
$117
($11)
$(298)
$2,069
2016
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Pulp Acquisition
Other
Special Items
2017

The principal changes in operating profit by business segment were as follows:

•
Industrial Packaging’s profits of $1.5 billion were $194 million lower than in 2016 as the benefits of higher average sales price realizations and mix and higher sales volumes were partially offset by higher operating costs, higher maintenance outage costs, higher input costs and higher other costs. In addition, operating profits in 2017 included a charge of $354 million related to the agreement to settle the Kleen Products anti-trust class action lawsuit, charges of $14 million for the removal of abandoned property at our mills, a charge of $10 million for the accelerated amortization of an intangible asset in Brazil and a gain of $6 million for a net bargain purchase gain associated with the 2016 acquisition of Holmen Paper's newsprint mill in Madrid, Spain. In 2016, operating profits included a charge of $70 million for impairment and other costs associated with the sale of our corrugated packaging business in Asia and a charge of $7 million related to the closure of a mill in Turkey.

•
Global Cellulose Fibers' operating profit of $65 million was $244 million favorable versus 2016 as the benefits of higher average sales price realizations and mix, lower operating costs, lower maintenance outage costs and lower input costs were partially offset by higher other costs. Operating profits in 2017 included $33 million of costs associated with the acquisition and integration of the pulp business acquired in late 2016 from Weyerhaeuser, a charge of $14 million for the amortization of the remaining inventory fair value adjustment associated with that acquisition and a charge of $4 million for the removal of abandoned property at our mills. Results for 2017 also reflect the transaction synergies associated with the Weyerhaeuser acquisition. In 2016, the operating loss included $31 million of costs associated with the acquisition of the pulp business and $19 million for the amortization of the inventory fair value adjustment associated with that acquisition.

•
Printing Papers’ profits of $457 million represented a $83 million decrease in operating profits from 2016. The benefits from higher sales volumes, lower maintenance outage costs and lower other costs were more than offset by lower average sales price realizations and mix, higher operating costs and higher input costs. Operating profits in 2017 included charges of $2 million for the removal of abandoned property at our mills.

Liquidity and Capital Resources
For the year ended December 31, 2017, International Paper generated $1.8 billion of cash flow from operations compared with $2.5 billion in 2016 and $2.6 billion in 2015. Cash flow from operations included $1.25 billion, $750 million and $750 million of cash pension contributions in 2017, 2016 and 2015, respectively. Capital spending for 2017 totaled $1.4 billion, or 98% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $2.1 billion of credit facilities that we believe are adequate to meet future liquidity requirements. Maintaining an investment-grade credit rating for our long-term debt continues to be an important element in our overall financial strategy.
We expect strong cash generation again in 2018, including the benefits of U.S. tax reform, and will continue our balanced use of cash through the payment of dividends, reducing total debt and making investments for future growth.
Capital spending for 2018 is targeted at $1.5 billion, or about 111% of depreciation and amortization.
Legal
See Note 11 Commitments and Contingent Liabilities on pages 60 through 63 of Item 8. Financial Statements and Supplementary Data for a discussion of legal matters.
RESULTS OF OPERATIONS
While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Russia, Latin America, India, North Africa and the Middle East. Factors that impact the demand for our products include industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels, and movements in currency exchange rates.
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
The following is a discussion of International Paper’s results of operations for the year ended December 31, 2017, and the major factors affecting these results compared to 2016 and 2015.
For the year ended December 31, 2017, International Paper reported net sales of $21.7 billion, compared with $19.5 billion in 2016 and $20.7 billion in 2015. International net sales (including U.S. exports) totaled $8.4 billion or 39% of total sales in 2017. This compares with international net sales of $6.9 billion in 2016 and $7.6 billion in 2015.
Full year 2017 net earnings attributable to International Paper Company totaled $2.1 billion ($5.13 per diluted share), compared with net earnings of $904 million ($2.18 per diluted share) in 2016 and $938 million ($2.23 per diluted share) in 2015. Amounts in all periods include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2017, 2016 and 2015 were as follows:

In millions	2017		2016		2015
Earnings from continuing operations attributable to International Paper Company	$2,110	(a)	$802	(b)	$853	(c)

(a) Includes $952 million of net special items income which included a provisional net tax benefit of $1.2 billion related to the enactment of the Tax Cut and Jobs Act and $298 million of non-operating pension expense which included a pre-tax charge of $376 million ($232 million after taxes) for a settlement accounting charge associated with an annuity purchase and transfer of pension obligations for approximately 45,000 retirees.
(b) Includes $108 million of net special items charges and $375 million of non-operating pension expense which included a pre-tax charge of $439 million ($270 million after taxes) for a settlement accounting charge associated with payments under a term-vested lump sum buyout.
(c) Includes $439 million of net special items charges and $157 million of non-operating pension expense.
Compared with 2016, the benefits from higher sales volumes, higher average sales price realizations and mix, lower maintenance outage costs, incremental earnings from the acquisition of Weyerhaeuser's pulp business, lower other costs, and lower tax expense were partially offset by higher operating costs, higher input costs and higher net interest expense. In addition, 2017 results included lower equity earnings, net of taxes, relating to the Company’s investment in Ilim Holding, SA.
See Business Segment Results on pages 24 through 27 for a discussion of the impact of these factors by segment.
Discontinued Operations
2017:

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company. International Paper received a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. As a result of this transfer, all current and prior year amounts have been adjusted to reflect the North American Consumer Packaging business as a discontinued operation. See Note 7 on pages 53 through 55 of Item 8. Financial Statements and Supplementary Data for further discussion.

Included in discontinued operations were the operating earnings of the North American Consumer Packaging business, an after-tax charge of $10 million for costs associated with the transfer and an after-tax charge of $28 million for non-operating pension expenses related to curtailment charges and termination benefits in connection with this same transaction.
2016:

In 2016, discontinued operations included the operating earnings of the North American Consumer Packaging business and an after-tax charge of $5 million expense associated with a legal settlement related to the xpedx business.
2015:
In 2015, discontinued operations included the operating earnings of the North American Consumer Packaging business.

Income Taxes
A net income tax benefit of $1.1 billion was recorded for 2017, including a provisional net tax benefit of $1.2 billion related to the enactment of the Tax Cuts and Jobs Act, tax benefits of $113 million related to income tax refund claims, a tax expense of $9 million related to an international tax law change, tax expenses of $34 million related to international investment restructuring and a tax expense of $38 million associated with a cash pension contribution. Excluding these items, a $194 million net tax benefit for other special items and a $186 million tax benefit related to non-operating pension expense, the tax provision was $549 million, or 30% of pre-tax earnings before equity earnings.
A net income tax provision of $193 million was recorded for 2016 including tax benefits of $63 million related to legal entity restructurings, a tax expense of $31 million associated with a tax rate change in Luxembourg, a tax expense of $23 million associated with a $750 million cash pension contribution, and a tax benefit of $14 million related to the closure of a federal tax audit. Excluding these items, a $51 million tax benefit for other special items and a $235 million tax benefit related to non-operating pension expense, the tax provision was $502 million, or 32% of pre-tax earnings before equity earnings.
A net income tax provision of $417 million was recorded for 2015 including a tax benefit of $62 million related to internal restructurings, a tax expense of $23 million for the tax impact of a cash pension contribution of $750 million and a $2 million tax expense for other items. Excluding these items, an $83 million net tax benefit for other special items and a $101 million tax benefit related to non-operating pension expense, the tax provision was $638 million, or 33% of pre-tax earnings before equity earnings.
Equity Earnings, Net of Taxes
Equity earnings, net of taxes in 2017, 2016 and 2015 consisted principally of the Company’s share of earnings from its 50% investment in Ilim Holding S.A. in Russia (see page 27).
Interest Expense and Noncontrolling Interest
Net corporate interest expense totaled $572 million in 2017, $520 million in 2016 and $555 million in 2015. Net interest expense in 2017 includes $5 million of interest income associated with income tax refund claims. The increase in 2017 compared with 2016 is due to higher average outstanding debt. The decrease in 2016 compared with 2015 reflects lower average interest rates.
There were no net earnings attributable to noncontrolling interests in 2017, compared with a loss of $2 million in 2016 and a loss of $21 million in 2015. The decrease from 2015 reflects the sale of our equity share of the IP-Sun JV in 2015.

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
During 2017, 2016 and 2015, pre-tax restructuring and other charges totaling $67 million, $54 million and $252 million were recorded. Details of these charges are as follows:

Restructuring and Other
In millions	2017	2016		2015
Business Segments
Turkey mill closure	$—	$7	(a)	$—
	—	7		—
Corporate
Early debt extinguishment costs (see Note 13)	$83	$29		$207
Gain on sale of investment in ArborGen	(14)	—		—
India Packaging business evaluation write-off	—	17		—
Gain on sale of investment in Arizona Chemical	—	(8)		—
Riegelwood mill conversion costs net of proceeds from the sale of Carolina Coated Bristols brand	—	9		8
Timber monetization restructuring	—	—		16
Legal liability reserve adjustment	—	—		15
Other Items	(2)	—		6
	67	47		252
Total	$67	$54		$252

(a) Recorded in the Industrial Packaging business segment.

Other Corporate Special Items
In addition, other corporate special items totaling $0 million, $8 million and $(4) million were recorded in 2017, 2016 and 2015, respectively. Details of these charges were as follows:

Other Corporate Items
In millions	2017	2016	2015
Write-off of certain regulatory pre-engineering costs	$—	$8	$—
Other	—	—	(4)
Total	$—	$8	$(4)
Impairments of Goodwill

No goodwill impairment charges were recorded in 2017 or 2016.

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
Net Losses on Sales and Impairments of Businesses
Net losses on sales and impairments of businesses included in special items totaled a pre-tax loss of $9 million in 2017, a pre-tax loss of $70 million in 2016 and a pre-tax loss of $174 million in 2015. See Note 7 Divestitures on pages 53 through 55 of Item 8. Financial Statements and Supplementary Data) for further discussion.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

Industrial Packaging

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted domestically into corrugated boxes and other packaging by our 178 North American container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 18 recycling plants. In EMEA, our operations include one recycled fiber containerboard mill in Morocco and 27 container plants in France, Italy, Spain, Morocco and Turkey. During 2016, we acquired a newsprint mill in Spain which we are in the process of converting to a recycled containerboard mill. In Brazil our operations include three containerboard mills and four box plants. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives.

International Paper also produces high quality coated paperboard for a variety of packaging end uses with 431,000 tons of capacity at our mills in Poland and Russia.

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

Printing Papers

International Paper is one of the world’s largest producers of printing and writing papers. The primary product in this segment is uncoated papers. This business produces papers for use in copiers, desktop and laser printers and digital imaging. End use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia, Brazil and India. The mills have uncoated paper production capacity of over 4 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 329,000 acres of forestlands in Brazil.

Ilim Holding S.A.

In October 2007, International Paper and Ilim Holding S.A. (Ilim) completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.4 million metric tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 16.4 million acres (6.6 million hectares).

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

Industrial Packaging
In millions	2017	2016	2015
Net Sales	$15,077	$14,226	$14,559
Operating Profit (Loss)	$1,547	$1,741	$1,938
Asia Packaging restructuring and impairment	—	70	—
Holmen mill bargain purchase gain	(6)	—	—
Kleen Products anti-trust settlement	354	—	—
Brazil Packaging Wood Supply Accelerated Amortization	10	—	—
Turkey mill closure	—	7	—
Brazil Packaging goodwill and trade name impairment	—	—	137
Other	14	—	—
Operating Profit Before Special Items	$1,919	$1,818	$2,075

Industrial Packaging net sales for 2017 increased 6% to $15.1 billion compared with $14.2 billion in 2016, and 4% compared with $14.6 billion in 2015. Operating profits in 2017 were 11% lower than in 2016 and 20% lower than in 2015. Comparing 2017 with 2016, benefits from higher average sales price realizations and mix ($593 million) and higher sales volumes ($75 million) were offset by higher operating costs ($245 million), higher maintenance outage costs ($1 million), higher input costs ($304 million) and higher other costs ($17 million).

North American Industrial Packaging
In millions	2017	2016	2015
Net Sales (a)	$13,329	$12,450	$12,618
Operating Profit (Loss)	$1,504	$1,757	$2,009
Kleen Products anti-trust settlement	354	—	—
Other	14	—	—
Operating Profit Before Special Items	$1,872	$1,757	$2,009

(a) Includes intra-segment sales of $172 million for 2017 and $143 million for 2016.
North American Industrial Packaging's sales volumes increased in 2017 compared with 2016 reflecting higher box shipments and higher shipments of containerboard to export markets. In 2017, the business took about 416,000 tons of total downtime of which about 35,000 were economic downtime and 381,000 were maintenance downtime. The business took about 914,000 tons of total downtime in 2016 of which 445,000 were economic downtime and 469,000 were maintenance downtime. Average sales prices for boxes and average sales price realizations for containerboard in export markets were significantly higher. Input costs were significantly higher, primarily for recycled fiber, but also for energy, chemicals and freight, while wood costs were lower. Planned maintenance downtime costs were $5 million higher in 2017 than in 2016.
Looking ahead to the first quarter of 2018, compared with the fourth quarter of 2017, sales volumes for boxes are expected to be seasonally lower despite two more shipping days. Shipments of containerboard to export markets are also expected to decrease. Average sales price realizations should reflect the continuing realization of containerboard export price increases. Input costs are expected to be higher for wood, energy and chemicals. Planned maintenance downtime spending is expected to be about $53 million higher. Operating costs are expected to be negatively impacted by the severe winter weather conditions in the 2018 first quarter.

EMEA Industrial Packaging
In millions	2017	2016	2015
Net Sales	$1,334	$1,227	$1,114
Operating Profit (Loss)	$6	$15	$13
Holmen mill net bargain purchase gain	(6)	—	—
Turkey Mill Closure	—	7	—
Operating Profit Before Special Items	$—	$22	$13
EMEA Industrial Packaging's sales volumes in 2017 were higher than in 2016 reflecting improved market demand, particularly in Morocco and Turkey while sales volumes in the Eurozone were negatively impacted by poor weather conditions. Average sales margins improved due to sales price increases and a more favorable mix that more than offset higher containerboard costs and the impact of unfavorable currency translation. Input costs for energy were higher and operating costs were negatively impacted by inflation.
Entering the first quarter of 2018, compared with the fourth quarter of 2017 sales volumes are expected to be slightly lower. Average sales margins are expected to be lower due to continuing higher containerboard prices. Operating costs will be higher due to the the conversion of the Madrid mill.

Brazilian Industrial Packaging
In millions	2017	2016	2015
Net Sales	$251	$232	$228
Operating Profit (Loss)	$(35)	$(43)	$(163)
Brazil Packaging goodwill and trade name impairment	10	—	137
Operating Profit Before Special Items	$(25)	$(43)	$(26)
Brazilian Industrial Packaging's sales volumes in 2017 increased compared with 2016 for boxes and containerboard, reflecting improving economic conditions. Average sales price realizations were also higher. Input costs decreased, primarily for recycled fiber and wood. Operating costs were higher largely due to the effects of inflation. Planned maintenance downtime costs were $1 million lower in 2017 compared with 2016.
Looking ahead to the first quarter of 2018, compared with the fourth quarter of 2017, sales volumes are expected to be higher for boxes, but lower for containerboard and sheets. Average sales margins should improve, reflecting a sales price increase for boxes. Input costs are expected to be flat, but operating costs will be higher due to other costs. Planned maintenance downtime costs are expected to be $1 million higher.

European Coated Paperboard
In millions	2017	2016	2015
Net Sales	$335	$327	$319
Operating Profit (Loss)	$72	$93	$87

European Coated Paperboard's sales volumes in 2017 compared with 2016 increased in Europe, but decreased in Russia. Average sales price realizations were lower in Russia while in Europe average sales margins increased reflecting higher average sales prices and a more favorable mix. Input costs for wood, energy and purchased pulp were higher. Planned maintenance downtime costs were $3 million lower in 2017.
Looking forward to the first quarter of 2018, compared with the fourth quarter of 2017, sales volumes are expected to increase in Europe, but expected to be seasonally lower in Russia. Average sales price realizations are expected to be higher in both Europe and Russia. Input costs are expected to be lower. Planned maintenance outage costs are expected to be $5 million higher in the first quarter of 2018 due to a planned outage at the Kwidzyn mill.

Asian Industrial Packaging
In millions	2017	2016	2015
Net Sales	$—	$133	$280
Operating Profit (Loss)	$—	$(81)	$(8)
Asia Packaging restructuring and impairment	—	70	—
Operating Profit Before Special Items	$—	$(11)	$(8)
On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. See Note 7 Divestitures on pages 53 through 55 of Item 8. Financial Statements and Supplementary Data for further discussion of the sale of this business.
Global Cellulose Fibers
Demand for Cellulose Fibers products is closely correlated with changes in demand for absorbent hygiene products and is further affected by changes in currency rates that can benefit or hurt producers in different geographic regions. Principal cost drivers include manufacturing efficiency, raw material and energy costs and freight costs.

Global Cellulose Fibers
In millions	2017	2016	2015
Net Sales	$2,551	$1,092	$975
Operating Profit (Loss)	$65	$(179)	$68
Acquisition costs	33	31	—
Inventory fair value step-up amortization	14	19	—
Other	4	—	—
Operating Profit Before Special Items	$116	$(129)	$68
Global Cellulose Fibers results include the net sales and operating profit associated with the pulp business acquired from Weyerhaeuser from the date of acquisition on December 1, 2016. See Note 6 Acquisitions and Joint Ventures on pages 51 through 53 of Item 8. Financial Statements and Supplementary Data for additional information about the acquisition.
Net sales for 2017 increased to $2.6 billion compared with $1.1 billion in 2016 and $975 million in 2015. Operating profits in 2017 were significantly higher than in 2016 and 4% lower than in 2015. Comparing 2017 with 2016 for the legacy business, benefits from higher average sales price realizations and mix ($61 million), lower planned maintenance downtime costs ($39 million), lower input costs ($5 million), lower operating costs ($1 million) and lower other costs ($6 million) were offset by lower sales volumes ($5 million). The incremental operating profits from the acquired business were $117 million in 2017.
For the legacy business, sales volumes were lower. Average sales margins increased, reflecting higher sales price realizations for both fluff pulp and softwood market pulp and a favorable product mix. Input costs were slightly lower. Planned maintenance downtime costs were $39 million lower in 2017 primarily due to the non-recurrence of the 2016 costs associated with the conversion of the Riegelwood mill to 100% fluff pulp production. Operating costs were flat, while input costs were lower. In Europe and Russia, average sales margins increased significantly and planned maintenance downtime costs were $3 million lower than in 2016.
Entering the first quarter of 2018, sales volumes will be lower due to capacity constraints resulting from planned maintenance downtime. Average sales price realizations are expected to be stable and product mix should be favorable. Operating costs are expected to be higher, partly due to the severe winter weather experienced in January. Input costs are expected to increase for energy, wood and chemicals. Planned maintenance downtime costs should be $52 million higher than in the fourth quarter of 2017. In addition, a fourth-quarter favorable inventory valuation adjustment will not repeat.
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

Printing Papers
In millions	2017	2016	2015
Net Sales	$4,157	$4,058	$4,056
Operating Profit (Loss)	$457	$540	$465
Other	2	—	—
Operating Profit Before Special Items	$459	$540	$465
Printing Papers net sales for 2017 of $4.2 billion increased 2% compared with $4.1 billion in both 2016 and 2015. Operating profits in 2017 were 15% lower than in 2016 and 2% lower than in 2015. Comparing 2017 with 2016, benefits from higher sales volumes ($25 million), lower planned maintenance downtime costs ($15 million) and lower other costs ($12 million) were more than offset by lower average sales price realizations and mix ($61 million), higher operating costs ($31 million) and higher input costs ($41 million).

North American Printing Papers
In millions	2017	2016	2015
Net Sales	$1,833	$1,890	$1,942
Operating Profit (Loss)	$132	$236	$179
Other	2	—	—
Operating Profit Before Special Items	$134	$236	$179
North American Printing Papers' sales volumes for 2017 were higher than in 2016. Average sales price realizations decreased for both cutsize paper and rolls. Average sales margins were also impacted by an unfavorable mix. Input costs were higher for energy and chemicals, partially offset by lower wood costs. Planned maintenance downtime costs were $12 million higher in 2017. Operating costs were lower.
Entering the first quarter of 2018, sales volumes are expected to be seasonally higher. Average sales margins should be relatively flat. Operating costs are expected to be higher, partly due to the severe winter weather experienced in January. Input costs should be higher. Planned maintenance downtime costs will increase by about $22 million in the 2018 first quarter.

Brazilian Papers
In millions	2017	2016	2015
Net Sales (a)	$972	$897	$878
Operating Profit (Loss)	$194	$173	$186

(a) Includes intra-segment sales of $24 million for 2017 and $5 million for 2016.

Brazilian Papers' sales volumes for uncoated freesheet paper in 2017 were higher compared with 2016 reflecting improving economic conditions. Average sales price realizations increased primarily for domestic uncoated freesheet paper due to the realization of price increases implemented in 2016, while export sales price realizations also increased. Raw material costs decreased for pulp, but were partly offset by higher costs for chemicals and virgin fiber. Operating costs were lower than in 2016. Planned maintenance downtime costs were $4 million lower.
Looking ahead to 2018, compared with the fourth quarter of 2017, sales volumes for uncoated freesheet paper in the first quarter are expected to be seasonally weaker in both domestic and export markets. Average sales price realizations should increase due to the implementation of sales price increases in both domestic and export markets. Input costs are expected to be slightly higher for wood, chemicals and energy. Planned maintenance downtime costs are expected to be $5 million higher in the first quarter of 2018.

European Papers
In millions	2017	2016	2015
Net Sales	$1,187	$1,109	$1,064
Operating Profit (Loss)	$136	$142	$111
European Papers' sales volumes for uncoated freesheet paper in 2017 were lower in Russia and about flat in Europe compared with 2016. Average sales price realizations improved for uncoated freesheet paper following price increases implemented in 2017. Input costs were higher for wood, energy, chemicals and purchased pulp. Planned maintenance downtime costs were $22 million lower in 2017 than in 2016.
Entering 2018, sales volumes for uncoated freesheet paper in the first quarter are expected to be stable. Average sales price realizations are expected to be slightly lower in Russia, but higher in Europe. Input costs should be slightly lower, mainly for wood. Planned maintenance downtime costs in the first quarter of 2018 should be $8 million higher than in the fourth quarter of 2017.

Indian Papers
In millions	2017	2016	2015
Net Sales	$189	$167	$172
Operating Profit (Loss)	$(5)	$(11)	$(11)
Indian Papers' average sales price realizations in 2017 were higher than in 2016. Sales volumes also increased. Input costs were lower for wood, partially offset by higher chemical costs. Operating costs were higher in 2017, while planned maintenance downtime costs were even with 2016. Looking ahead to the first quarter of 2018, sales volumes are expected to be slightly lower than in the 2017 fourth quarter, but seasonally strong. Average sales price realizations are expected to increase.

Equity Earnings, Net of Taxes – Ilim Holding S.A.
International Paper accounts for its investment in Ilim Holding S.A. (Ilim), a separate reportable industry segment, using the equity method of accounting.

The Company recorded equity earnings, net of taxes, related to Ilim of $183 million in 2017 compared with earnings of $199 million in 2016 and earnings of $131 million in 2015. Operating results recorded in 2017 included an after-tax noncash foreign exchange gain of $15 million compared with an after-tax foreign exchange gain of $25 million in 2016 and an after-tax foreign exchange loss of $75 million in 2015 primarily on the remeasurement of Ilim's U.S. dollar denominated net debt.

Sales volumes for the joint venture decreased year over year for shipments to China of softwood pulp and linerboard, but were partially offset by increased sales of hardwood pulp to China. Sales volumes in the Russian market decreased for softwood pulp and hardwood pulp, but increased for linerboard. Average sales price realizations were higher in 2017 for sales of softwood pulp, hardwood pulp and linerboard to China and other export markets. Average sales price realizations in Russian markets increased year over year for all products. Input costs also increased in 2017 for wood, energy and fuel. Distribution costs were higher in 2017. The Company received cash dividends from the joint venture of $133 million in 2017, $58 million in 2016, and $35 million in 2015.

Entering the first quarter of 2018, sales volumes are expected to be lower than in the fourth quarter of 2017 due to the seasonal slowdown in Russia and export markets. Average sales price realizations are expected to increase for hardwood pulp, softwood pulp and linerboard to China. Input costs are expected to be lower, while distribution costs are projected to increase.

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
Cash uses during 2017 were primarily focused on working capital requirements, capital spending, debt reductions, pension contributions, and returning cash to shareholders.

Cash Provided by Operating Activities
Cash provided by operations, including discontinued operations, totaled $1.8 billion in 2017 compared with $2.5 billion for 2016 and $2.6 billion for 2015. Cash used by working capital components (accounts receivable and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $402 million in 2017, compared with cash provided by working capital components of $71 million in 2016 and a cash use for working capital components of $222 million in 2015. The increase in 2017 working capital is largely due to growth in receivables primarily tied to year-over-year price increases.

Investment Activities
Including discontinued operations, investment activities in 2017 decreased from 2016 as 2016 included the purchase of Weyerhaeuser's pulp business for $2.2 billion in cash, the purchase of the Holmen business for $57 million in cash, net of cash acquired, and proceeds from the sale of the Asia Packaging business of $108 million, net of cash divested. In 2015, investment activity includes higher capital spending and the use of $198 million of cash in conjunction with the timber monetization restructuring (see Note 12 Variable Interest Entities and Preferred Securities of Subsidiaries on pages 63 through 64 of Item 8. Financial Statements and Supplementary Data). The Company maintains an average capital spending target around depreciation and amortization levels or modestly above due to strategic plans over the course of an economic cycle. Capital spending was $1.4 billion in 2017, or 98% of depreciation and amortization, compared with $1.3 billion in 2016, or 110% of depreciation and amortization, and $1.5 billion, or 115% of depreciation and amortization in 2015. Across our businesses, capital spending as a percentage of depreciation and amortization ranged from 37.5% to 107.0% in 2017.
The following table shows capital spending for operations by business segment for the years ended December 31, 2017, 2016 and 2015, excluding amounts related to discontinued operations of $111 million in 2017, $107 million in 2016 and $177 million in 2015.

In millions	2017	2016	2015
Industrial Packaging	$836	$832	$871
Global Cellulose Fibers	188	174	129
Printing Papers	235	215	232
Subtotal	1,259	1,221	1,232
Corporate and other	21	20	78
Capital Spending	$1,280	$1,241	$1,310
Capital expenditures in 2018 are currently expected to be about $1.5 billion, or 111% of depreciation and amortization.

Acquisitions and Joint Ventures

See Note 6 Acquisitions and Joint Ventures on pages 51 through 53 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

Financing Activities

Amounts related to early debt extinguishment during the years ended December 31, 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Debt reductions (a)	$993	$266	$2,151
Pre-tax early debt extinguishment costs (b)	83	29	207

(a)
Reductions related to notes with interest rates ranging from 1.57% to 9.38% with original maturities from 2015 to 2030 for the years ended December 31, 2017, 2016 and 2015. Includes the $630 million payment for a portion of the Special Purpose Entity Liability for the year ended December 31, 2015 (see Note 12 Variable Interest Entities).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

2017: Financing activities during 2017 included debt issuances of $1.9 billion and retirements of $1.4 billion for a net increase of $483 million.

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2017, International Paper had no interest rate swap contracts outstanding (see Note 14 Derivatives and Hedging Activities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data). During 2017, the inclusion of the offsetting interest income from short-term investments reduced the effective interest rate from 5.0% to 4.7%.

In 2017, International Paper issued $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. The proceeds from this offering, together with a combination of available cash and other borrowings, were used to make a $1.25 billion voluntary cash contribution to the Company's pension plan. In December 2017, International Paper received $660 million in cash proceeds from a new loan entered into as part of the transfer of the North American Consumer Packaging business to a subsidiary of Graphic Packing Holding Company discussed in Note 7. The Company used the cash proceeds, together with available cash, to pay down existing debt of approximately $900 million of notes with interest rates ranging from 1.92% to 9.38% and original maturities from 2018 to 2021. Pre-tax early debt retirement costs of $83 million related to the debt repayments, including $82 million of cash premiums, are included in restructuring and other charges in the accompanying consolidated statement of operations for the twelve months ended December 31, 2017. The $660 million term loan was subsequently assumed by Graphic Packaging International, LLC on January 1, 2018 and is classified as Liabilities held for sale in the accompanying consolidated balance sheet.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2017 and 2016, the Company had $180 million and $165 million, respectively, outstanding under this commercial paper program.

Other financing activities during 2017 included the net issuance of approximately 1.7 million shares of treasury stock, including restricted stock withholding. Payments of restricted stock withholding taxes totaled $47.0 million.

In October 2017, International Paper announced that the quarterly dividend would be increased from $0.4625 per share to $0.4750 per share, effective for the 2017 fourth quarter.

2016: Financing activities during 2016 included debt issuances of $3.8 billion and retirements of $1.9 billion for a net increase of $1.9 billion.

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2016, International Paper had no interest rate swap contracts outstanding (see Note 14 Derivatives and Hedging Activities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data). During 2016, the amortization of deferred gains on previously terminated swaps had no impact on the weighted average cost of long-term recourse debt. The inclusion of the offsetting interest income from short-term investments reduced the effective rate from 5.3% to 4.8%.

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

In December 2016, International Paper entered into a new $1.5 billion contractually committed credit facility that expires in December 2021 and has a facility fee of 0.15% payable annually.

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

During 2015, the Company restructured the timber monetization which resulted in the use of $630 million in cash to pay down a portion of the third party bank loans and refinance the loans on nonrecourse terms. (see Note 12 Variable Interest Entities on pages 63 through 64 of Item 8. Financial Statements and Supplementary Data).

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2015, International Paper had interest rate swaps with a total notional amount of $17 million and maturities in 2018 (see Note 14 Derivatives and Hedging Activities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data). During 2015, existing swaps and the amortization of deferred gains on previously terminated swaps decreased the weighted average cost of debt from 5.9% to an effective rate of 5.8%. The inclusion of the offsetting interest income from short-term investments reduced this effective rate to 5.1%.

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
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 12 Variable Interest Entities on pages 63 through 64 of Item 8. Financial Statements and Supplementary Data for discussion.
Liquidity and Capital Resources Outlook for 2018
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2018 with current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.1 billion available at December 31, 2017.
The Company will continue to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. The Company was in compliance with all its debt covenants at December 31, 2017 and was well below the thresholds stipulated under the covenants as defined in the credit agreements.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2017, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.

Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2017, were as follows:

In millions	2018	2019	2020	2021	2022	Thereafter
Maturities of long-term debt (a)	$311	$126	$164	$440	$956	$9,160
Lease obligations	130	102	77	53	37	141
Purchase obligations (b)	3,415	680	583	523	463	2,197
Total (c)	$3,856	$908	$824	$1,016	$1,456	$11,498

(a)	Total debt includes scheduled principal payments only.

(b)
Includes $1.6 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $1.2 billion relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.

(c)	Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $134 million.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2017, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon. As a result of recent U.S. tax legislation, the Company is evaluating this assertion (see Note 10 Income Taxes on pages 57 through 60 of Item 8. Financial Statements and Supplementary Data). As of December 31, 2017, the amount of cash associated with permanently reinvested foreign earnings was approximately $590 million. We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2017, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $1.9 billion higher than the fair value of plan assets. Approximately $1.5 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits(the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected to make contributions totaling $1,250 million and $750 million for the years ended December 31, 2017 and 2016, respectively. At this time, we do not expect to have any required contributions to our plans in 2018, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
During the fourth quarter of 2017, the Company entered into an agreement with The Prudential Insurance Company of America to purchase a group annuity contract and transfer approximately $1.3 billion of International Paper's U.S. qualified pension plan projected benefit obligations. The transaction closed on October 3, 2017 and was funded with pension plan assets. Under the transaction, at the end of 2017, Prudential assumed responsibility for pension benefits and annuity administration for approximately 45,000 retirees or their beneficiaries receiving less than $450 in monthly benefit payments from the plan. Settlement accounting rules required a remeasurement of the qualified plan as of October 3, 2017 and the Company recognized a non-cash pension settlement charge of $376 million before tax in the fourth quarter of 2017. In addition, large payments from the non-qualified pension plan also required a remeasurement as of October 2, 2017 and a non-cash settlement charge of $7 million was also recognized in the fourth quarter of 2017.
During the first quarter of 2016, International Paper announced a voluntary, limited-time opportunity for former employees who are participants in the Retirement Plan of International Paper Company (the Pension Plan) to request early payment of their entire Pension Plan benefit in the form of a single lump sum payment. The amount of total payments under this program was approximately $1.2 billion, and were made from Plan trust assets on June 30, 2016. Based on the level of payments made, settlement accounting rules applied and resulted in a plan remeasurement as of the June 30, 2016 payment date. As a result of settlement accounting, the Company recognized a pro-rata portion of the unamortized net actuarial loss, after remeasurement, resulting in a $439 million non-cash charge to the Company's earnings in the second quarter of 2016. Additional payments of $8 million and $9 million were made during the third and fourth quarters, respectively, due to mandatory cash payouts and a small lump sum payout, and the Pension Plan was subsequently remeasured at September 30, 2016 and December 31, 2016. As a result of settlement accounting, the Company recognized non-cash settlement charges of $3 million in both the third and fourth quarters of 2016.

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
Contingent Liabilities
Accruals for contingent liabilities, including legal, and environmental matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical experience and recommendations of legal counsel. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs.
We calculate our workers' compensation reserves based on estimated actuarially calculated development factors. The workers' compensation reserves are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. While we believe that our assumptions are appropriate, the ultimate settlement of workers' compensation reserves may differ significantly from amounts we have accrued in our consolidated financial statements.
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
ASU 2011-08, "Intangibles - Goodwill and Other," allows entities testing goodwill for impairment the option of performing a qualitative ("Step 0") assessment before calculating the fair value of a reporting unit for the goodwill impairment test. If a Step 0 assessment is performed, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines that, based on that Step 0 assessment, it is more likely than not that its fair value is less than its carrying value.
The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative Step 0 analysis to its reporting units as of October 1, 2017. For the current year test, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. The results of this assessment indicated that it is not more likely than not that the fair values of the Company's reporting units were less than the carrying values of the reporting units.
In addition, the Company considered whether there were any events or circumstances subsequent to the annual test that would reduce the fair value of its reporting units below their carrying amounts and necessitate another goodwill impairment test. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2017.

No goodwill impairment charges were recorded in 2017 or 2016.

In the fourth quarter of 2015, in conjunction with the annual testing of its reporting units for goodwill impairment, the Company calculated the estimated fair value of its Brazil Packaging business using the discounted future cash flows and determined that all of the goodwill in the business, totaling $137 million, should be written off. The decline in the fair value of the Brazil Packaging business and resulting impairment charge was due to the negative impacts on the cash flows of the business caused by the continued decline of the overall Brazilian economy.
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
Benefit obligations and fair values of plan assets as of December 31, 2017, for International Paper’s pension and postretirement plans were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$12,895	$11,368
U.S. nonqualified pension	369	—
U.S. postretirement	270	—
Non-U.S. pension	247	176
Non-U.S. postretirement	25	—

The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2017	2016	2015
Discount rate	3.60%	4.10%	4.40%
Rate of compensation increase	3.75%	3.75%	3.75%
Additionally, health care cost trend rates and other assumptions used in the calculation of U.S. postretirement obligations for the years shown were:

	2017	2016
Discount rate	3.50%	4.00%
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain	2022	2022

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

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2017 was 7.50%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2018 pension expense by approximately $27 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $35 million. The effect on net postretirement benefit cost from a 1% increase or decrease in the annual health care cost trend rate would be approximately $1 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2017	19.3%	2012	14.1%
2016	7.1%	2011	2.5%
2015	1.3%	2010	15.1%
2014	6.4%	2009	23.8%
2013	14.1%	2008	(23.6)%
The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-

Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 9.4% and 7.2% for the past five and ten years, respectively. The following graph shows the growth of a $1,000 investment in International Paper’s U.S. Pension Plan Master Trust. The graph portrays the time-weighted rate of return from 2007 – 2017.

ASC 715, “Compensation – Retirement Benefits,” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets, and other assumption changes. These net gains and losses are recognized in pension expense prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains and losses in subsequent years. The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost for the U.S. pension plans over the next fiscal year are $327 million and $17 million, respectively.
Net periodic pension and postretirement plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2017	2016	2015	2014	2013
Pension expense
U.S. plans (non-cash)	$717	$809	$461	$387	$545
Non-U.S. plans	5	4	6	—	5
Postretirement expense
U.S. plans	17	13	8	7	(1)
Non-U.S. plans	1	1	5	7	7
Net expense	$740	$827	$480	$401	$556
The decrease in 2017 U.S. pension expense reflects lower settlement losses and lower actuarial losses partially offset by lower asset returns due to the annuity purchase as well as curtailment and special termination benefit charges.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2017, projected future net periodic pension and postretirement plan expenses would be as follows:

In millions	2019	2018
Pension expense
U.S. plans (non-cash)	$30	$167
Non-U.S. plans	5	4
Postretirement expense
U.S. plans	14	16
Non-U.S. plans	1	1
Net expense	$50	$188
The Company estimates that it will record net pension expense of approximately $167 million for its U.S. defined benefit plans in 2018, compared to expense of $717 million in 2017. The 2017 expense includes $45 million of curtailment and special pension benefits associated with the North American Consumer Packaging business and $383 million of settlement accounting charges. Excluding these settlement charges and curtailment and special pension benefits, the estimated decrease in net pension expense in 2018 is primarily due to lower interest cost on the reduced pension obligation and a higher expected return on assets associated with the increased pension asset balance.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2017 totaled approximately $11.4 billion, consisting of approximately 49% equity securities, 36% debt securities, 10% real estate and 5% other assets.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There are no required contributions to the U.S. qualified plan in 2018. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $40 million for the year ended December 31, 2017.
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
The Company’s effective income tax rates, before equity earnings and discontinued operations, were (128)%, 24% and 37% for 2017, 2016 and 2015, respectively. The income tax benefit in 2017 was primarily driven by the recent U.S. tax legislation in December 2017 (see Note 10 Income Taxes on pages 57 through 60 of Item 8. Financial Statements and Supplementary Data). These effective tax rates include the tax effects of certain special items that can significantly affect the effective income tax rate in a given year, but may not recur in subsequent years. Management believes that the effective tax rate computed after excluding these special items may provide a better estimate of the rate that might be expected in future years if no additional special items were to occur. However, as a result of recent U.S. tax legislation, which includes a reduction of the U.S. income tax rate from 35% to 21%, we will have a lower worldwide effective income tax rate going forward. Excluding these special items, the effective income tax rate for 2017 was 30% of pre-tax earnings compared with 32% in 2016 and 33% in 2015. We estimate that the 2018 effective income tax rate will be approximately 25-27% based on expected earnings and business conditions.
Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations", as amended. We allocate the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods.

RECENT ACCOUNTING DEVELOPMENTS
See Note 2 Recent Accounting Developments on pages 48 through 49 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.
LEGAL PROCEEDINGS
Information concerning the Company’s environmental and legal proceedings is set forth in Note 11 Commitments and Contingencies on pages 60 through 63 of Item  8. Financial Statements and Supplementary Data.
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

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 13 Debt and Lines of Credit on pages 64 and 65 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 14 Derivatives and Hedging Activities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2017 and 2016 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as, interest rate swaps, may be used to execute this strategy. At December 31, 2017 and 2016, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $11.1 billion and $11.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $679 million and $623 million at December 31, 2017 and 2016, respectively.

Commodity Price Risk
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. The net fair value of such outstanding energy hedge contract at December 31, 2017 and 2016 was approximately a $8 million and a $2 million liability, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would have been approximately $1 million at December 31, 2017 and 2016, respectively.

Foreign Currency Risk
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency and interest rate swaps, or foreign exchange contracts. At December 31, 2017 and 2016, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $10 million asset and a $1 million liability, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $29 million and $23 million at December 31, 2017 and 2016, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 14 Derivatives and Hedging Activities on pages 65 through 69 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 39 and 40.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2017, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

GLENN R. LANDAU
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of International Paper Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2018

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of International Paper Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated February 22, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 22, 2018

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2017	2016	2015
NET SALES	$21,743	$19,495	$20,675
COSTS AND EXPENSES
Cost of products sold	15,300	14,057	14,313
Selling and administrative expenses	1,653	1,484	1,539
Depreciation, amortization and cost of timber harvested	1,343	1,124	1,167
Distribution expenses	1,434	1,237	1,248
Taxes other than payroll and income taxes	169	154	158
Restructuring and other charges	67	54	252
Impairment of goodwill and other intangibles	—	—	137
Net (gains) losses on sales and impairments of businesses	9	70	174
Litigation settlement	354	—	—
Net bargain purchase gain on acquisition of business	(6)	—	—
Interest expense, net	572	520	555
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	848	795	1,132
Income tax provision (benefit)	(1,085)	193	417
Equity earnings (loss), net of taxes	177	198	117
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	2,110	800	832
Discontinued operations, net of taxes	34	102	85
NET EARNINGS (LOSS)	2,144	902	917
Less: Net earnings (loss) attributable to noncontrolling interests	—	(2)	(21)
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$2,144	$904	$938
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$5.11	$1.95	$2.05
Discontinued operations, net of taxes	0.08	0.25	0.20
Net earnings (loss)	$5.19	$2.20	$2.25
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$5.05	$1.93	$2.03
Discontinued operations, net of taxes	0.08	0.25	0.20
Net earnings (loss)	$5.13	$2.18	$2.23
AMOUNTS ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2,110	$802	$853
Discontinued operations, net of taxes	34	102	85
Net earnings (loss)	$2,144	$904	$938

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2017	2016	2015
NET EARNINGS (LOSS)	$2,144	$902	$917
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $280, $343 and $186)	486	545	296
Pension and postretirement liability adjustments:
U.S. plans (less tax of $69, $283 and $206)	56	(451)	(329)
Non-U.S. plans (less tax of $1, $4 and $0)	3	3	(2)
Change in cumulative foreign currency translation adjustment	177	260	(1,042)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $4, $3 and $3)	15	(6)	(3)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $2, $3 and $8)	(7)	(7)	12
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	730	344	(1,068)
Comprehensive Income (Loss)	2,874	1,246	(151)
Net (Earnings) Loss Attributable to Noncontrolling Interests	—	2	21
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(1)	2	6
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$2,873	$1,250	$(124)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2017	2016
ASSETS
Current Assets
Cash and temporary investments	$1,018	$1,033
Accounts and notes receivable, less allowances of $73 in 2017 and $70 in 2016	3,287	2,852
Inventories	2,313	2,233
Assets held for sale	1,377	361
Other current assets	282	191
Total Current Assets	8,277	6,670
Plants, Properties and Equipment, net	13,265	13,003
Forestlands	448	456
Investments	390	360
Financial Assets of Special Purpose Entities (Note 12)	7,051	7,033
Long-Term Assets Held for Sale	—	1,018
Goodwill	3,411	3,364
Deferred Charges and Other Assets	1,061	1,189
TOTAL ASSETS	$33,903	$33,093
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$311	$239
Accounts payable	2,458	2,199
Accrued payroll and benefits	485	401
Liabilities held for sale	805	161
Other accrued liabilities	1,043	1,069
Total Current Liabilities	5,102	4,069
Long-Term Liabilities Held for Sale	—	8
Long-Term Debt	10,846	11,075
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 12)	6,291	6,284
Deferred Income Taxes	2,291	3,127
Pension Benefit Obligation	1,939	3,400
Postretirement and Postemployment Benefit Obligation	326	330
Other Liabilities	567	441
Commitments and Contingent Liabilities (Note 11)
Equity
Common stock $1 par value, 2017 - 448.9 shares & 2016 – 448.9 shares	449	449
Paid-in capital	6,206	6,189
Retained earnings	6,180	4,818
Accumulated other comprehensive loss	(4,633)	(5,362)
	8,202	6,094
Less: Common stock held in treasury, at cost, 2017 – 35.975 shares and 2016 – 37.671 shares	1,680	1,753
Total International Paper Shareholders’ Equity	6,522	4,341
Noncontrolling interests	19	18
Total Equity	6,541	4,359
TOTAL LIABILITIES AND EQUITY	$33,903	$33,093

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2017	2016	2015
OPERATING ACTIVITIES
Net earnings (loss)	$2,144	$902	$917
Depreciation, amortization, and cost of timber harvested	1,423	1,227	1,294
Deferred income tax provision (benefit), net	(1,113)	136	281
Restructuring and other charges	67	54	252
Pension plan contribution	(1,250)	(750)	(750)
Periodic pension expense, net	717	809	461
Net bargain purchase gain on acquisition of business	(6)	—	—
Net (gains) losses on sales and impairments of businesses	9	70	174
Ilim dividends received	133	58	35
Equity (earnings) losses, net of taxes	(177)	(198)	(117)
Impairment of goodwill and other intangible assets	—	—	137
Other, net	212	99	118
Changes in current assets and liabilities
Accounts and notes receivable	(370)	(94)	7
Inventories	(87)	11	(131)
Accounts payable and accrued liabilities	114	98	(89)
Interest payable	1	41	(17)
Other	(60)	15	8
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	1,757	2,478	2,580
INVESTMENT ACTIVITIES
Invested in capital projects	(1,391)	(1,348)	(1,487)
Acquisitions, net of cash acquired	(45)	(2,228)	—
Proceeds from divestitures	4	108	23
Investment in Special Purpose Entities	—	—	(198)
Proceeds from sale of fixed assets	26	19	37
Other	15	(49)	(114)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(1,391)	(3,498)	(1,739)
FINANCING ACTIVITIES
Repurchase of common stock and payments of restricted stock tax withholding	(47)	(132)	(605)
Issuance of common stock	—	—	2
Issuance of debt	1,907	3,830	6,873
Reduction of debt	(1,424)	(1,938)	(6,947)
Change in book overdrafts	26	—	(14)
Dividends paid	(769)	(733)	(685)
Debt tender premiums paid	(84)	(31)	(211)
Other	(8)	(14)	(14)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(399)	982	(1,601)
Effect of Exchange Rate Changes on Cash	18	21	(71)
Change in Cash and Temporary Investments	(15)	(17)	(831)
Cash and Temporary Investments
Beginning of the period	1,033	1,050	1,881
End of the period	$1,018	$1,033	$1,050

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2015	$449	$6,245	$4,409	$(4,646)	$1,342	$5,115	$148	$5,263
Issuance of stock for various plans, net	—	35	—	—	(198)	233	—	233
Repurchase of stock	—	—	—	—	605	(605)	—	(605)
Dividends	—	—	(698)	—	—	(698)	—	(698)
Transactions of equity method investees	—	(37)	—	—	—	(37)	—	(37)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(96)	(96)
Comprehensive income (loss)	—	—	938	(1,062)	—	(124)	(27)	(151)
BALANCE, DECEMBER 31, 2015	449	6,243	4,649	(5,708)	1,749	3,884	25	3,909
Issuance of stock for various plans, net	—	(6)	—	—	(128)	122	—	122
Repurchase of stock	—	—	—	—	132	(132)	—	(132)
Dividends	—	—	(743)	—	—	(743)	—	(743)
Transactions of equity method investees	—	(48)	—	—	—	(48)	—	(48)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other	—	—	8	—	—	8	—	8
Comprehensive income (loss)	—	—	904	346	—	1,250	(4)	1,246
BALANCE, DECEMBER 31, 2016	449	6,189	4,818	(5,362)	1,753	4,341	18	4,359
Issuance of stock for various plans, net	—	42	—	—	(120)	162	—	162
Repurchase of stock	—	—	—	—	47	(47)	—	(47)
Dividends	—	—	(782)	—	—	(782)	—	(782)
Transactions of equity method investees	—	(25)	—	—	—	(25)	—	(25)
Comprehensive income (loss)	—	—	2,144	729	—	2,873	1	2,874
BALANCE, DECEMBER 31, 2017	$449	$6,206	$6,180	$(4,633)	$1,680	$6,522	$19	$6,541
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the Company) is a global paper and packaging company with primary markets and manufacturing operations in North America, Europe, Latin America, North Africa, India and Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates. Prior-period amounts have been adjusted to conform with current year presentation.

On January 1, 2018, the Company completed the previously announced transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company. The Company received a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. As a result of this transfer, all current and prior year amounts have been adjusted to reflect the North American Consumer Packaging business as a discontinued operation. See Note 7 for further discussion.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and its wholly-owned, controlled majority-owned and financially controlled subsidiaries. All significant intercompany balances and transactions are eliminated.

Investments in affiliated companies where the Company has significant influence over their operations are accounted for by the equity method. International Paper’s share of affiliates’ results of operations totaled earnings (loss) of $177 million, $198 million and $117 million in 2017, 2016 and 2015, respectively.

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

GOODWILL

Annual testing for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim testing performed when management believes that it is more likely than not events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to assess goodwill for impairment by first performing a qualitative ("Step 0") assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then the two-step goodwill impairment test is not required to be performed. If the company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company performs the two-step goodwill impairment test. In performing this testing, the Company estimates the fair value of its reporting units using the projected future cash flows to be generated by each unit, discounted for each reporting unit. These estimated fair values are then analyzed for reasonableness by comparing them to historic market transactions for businesses in the industry, and by comparing the sum of the reporting unit fair values and other corporate assets and liabilities divided by diluted common shares outstanding to the Company’s traded stock price on the testing date. For reporting units whose recorded value of net assets plus goodwill is in excess of their estimated fair values, the fair values of the individual assets and liabilities of the respective reporting units are then determined to calculate the amount of any goodwill impairment charge required, if any.
The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative Step 0 analysis to its reporting units as of October 1, 2017. For the current year test, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units. The results of this assessment indicated that it is not more likely than not that the fair values of the Company's reporting units were less than the carrying values of the reporting units.
In addition, the Company considered whether there were any events or circumstances subsequent to the annual test that would reduce the fair value of its reporting units below their carrying amounts and necessitate another goodwill impairment test. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2017. See Note 9 for further discussion.

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

While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, assisted as necessary by consultation with outside consultants, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in adjustments that could materially affect future financial statements.

ENVIRONMENTAL REMEDIATION COSTS

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably estimable.

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

COMPREHENSIVE INCOME

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance gives entities the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. The Company is currently evaluating the provisions of this guidance.

DERIVATIVES AND HEDGING

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of this new guidance is the improvement of the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition to that main objective, the amendments in this guidance make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company early adopted the provisions of this guidance effective January 1, 2018, with no material impact on the financial statements.

RETIREMENT BENEFITS

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost." Under this new guidance, employers will present the service costs component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the Line item(s) that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the Line(s) used to present the other components of net periodic benefit cost will be required if the components are not presented separately in the income statement. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted as of the beginning of an annual period for which financial statement (interim or annual) have not been issued or made available for issuance. The Company adopted the provisions of the guidance on January 1, 2018, using the retrospective method. The adoption resulted in a change in our adjusted operating profit (used to measure the earnings performance of the Company's business segments), which is offset by a corresponding change in non-operating pension expense to reflect the impact of presenting the amortization of the prior service cost component of net periodic pension expense outside of operating income. This guidance had no impact on our statements of financial position or cash flows.

INTANGIBLES

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to calculate the implied fair value of goodwill under Step 2 of today's goodwill impairment test to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This guidance should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, for any impairment test performed in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the provisions of this guidance; however, we do not anticipate adoption having a material impact on the financial statements.

INCOME TAXES

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs rather than defer the income tax effects which is current practice. This new guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Early adoption is permitted. The Company does not expect that the adoption of this standard will result in a material impact on the financial statements.
STOCK COMPENSATION
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): "Scope of Modification Accounting." This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted, including in any interim period. The Company adopted the provisions of this guidance on January 1, 2018, with no material impact on the financial statements.

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

BUSINESS COMBINATIONS
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." Under the new guidance, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. The Company adopted the provisions of this guidance on January 1, 2018 with no material impact on the financial statements.

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

We have evaluated the impact of ASU 2014-09 and all related ASUs on our consolidated financial statements. The Company's transition team, including representatives from all of our business segments, has finalized its review and analysis of the impact of the standard on our revenue contracts. Surveys were developed and reviews of customer contracts were performed in order to gather information and identify areas of the Company's business where potential differences could result in applying the requirements of the new standard to its revenue contracts. The results of the surveys, contract reviews and legal analysis indicate that the adoption of the standard will require acceleration of revenue for products produced by the Company without an alternative future use and where the Company has a legally enforceable right of payment for production of products completed to date. The Company adopted the new revenue guidance effective January 1, 2018, using the modified retrospective transition method. Due to the repetitive nature of our sales, we do not expect the impact of this acceleration to significantly alter our reported sales over time. In addition, we do not expect the net impact of adoption to have a material impact on our consolidated results.

NOTE 3 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed assuming that all potentially dilutive securities were converted into common shares.

There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS.

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2017	2016	2015
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$2,110	$802	$853
Weighted average common shares outstanding	412.7	411.1	417.4
Effect of dilutive securities:
Restricted performance share plan	5.0	4.5	3.2
Weighted average common shares outstanding – assuming dilution	417.7	415.6	420.6
Basic earnings (loss) per share from continuing operations	$5.11	$1.95	$2.05
Diluted earnings (loss) per share from continuing operations	$5.05	$1.93	$2.03

NOTE 4 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2017	2016	2015
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(3,072)	$(3,169)	$(3,134)
Other comprehensive income (loss) before reclassifications	59	(448)	(331)
Amounts reclassified from accumulated other comprehensive income	486	545	296
Balance at end of period	(2,527)	(3,072)	(3,169)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,287)	(2,549)	(1,513)
Other comprehensive income (loss) before reclassifications	178	263	(1,002)
Amounts reclassified from accumulated other comprehensive income	(1)	(3)	(40)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	(1)	2	6
Balance at end of period	(2,111)	(2,287)	(2,549)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(3)	10	1
Other comprehensive income (loss) before reclassifications	15	(6)	(3)
Amounts reclassified from accumulated other comprehensive income	(7)	(7)	12
Balance at end of period	5	(3)	10
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,633)	$(5,362)	$(5,708)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income				Location of Amount Reclassified from AOCI
	2017	2016	2015
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(33)	$(37)	$(33)	(a)	Cost of products sold
Actuarial gains/(losses)	(733)	(851)	(449)	(a)	Cost of products sold
Total pre-tax amount	(766)	(888)	(482)
Tax (expense)/benefit	280	343	186
Net of tax	(486)	(545)	(296)
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestiture	1	3	40		Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—
Net of tax	1	3	40
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	9	10	(20)	(b)	Cost of products sold
Total pre-tax amount	9	10	(20)
Tax (expense)/benefit	(2)	(3)	8
Net of tax	7	7	(12)
Total reclassifications for the period, net of tax	$(478)	$(535)	$(268)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).
(b) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 14 for additional details).

NOTE 5 RESTRUCTURING CHARGES AND OTHER ITEMS

2017: During 2017, restructuring and other charges totaling $67 million before taxes were recorded. These charges included:

In millions	2017
Early debt extinguishment costs (see Note 13)	$83
Gain on sale of investment in ArborGen	(14)
Other	(2)
Total	$67

2016: During 2016, total restructuring and other charges of $54 million before taxes were recorded. These charges included:

In millions	2016
Early debt extinguishment costs (see Note 13)	$29
India packaging evaluation write-off	17
Gain on sale of investment in Arizona Chemical	(8)
Riegelwood mill conversion costs (a)	9
Turkey mill closure (b)	7
Total	$54

(a)	Includes $3 million of accelerated depreciation, $3 million of inventory write-off charges and $3 million of other charges.

(b)	Includes $4 million of accelerated depreciation and $3 million of severance charges which is related to 85 employees.

2015: During 2015, total restructuring and other charges of $252 million before taxes were recorded. These charges included:

In millions	2015
Early debt extinguishment costs (see Note 13)	$207
Timber monetization restructuring	16
Legal liability reserve adjustment	15
Riegelwood mill conversion costs net of proceeds from the sale of Carolina Coated Bristols brand (a)	8
Other	6
Total	$252

(a)	Includes $5 million of severance charges, which is related to 69 employees, $24 million of accelerated depreciation, sale proceeds of $22 million and $1 million of other charges.

NOTE 6 ACQUISITIONS AND JOINT VENTURES

TANGIER, MOROCCO FACILITY

2017: On June 30, 2017, the Company completed the acquisition of Europac's Tangier, Morocco facility, a corrugated packaging facility, for €40 million (approximately $46 million using the June 30, 2017 exchange rate). After working capital and other post-

close adjustments, final consideration exchanged was €33 million (approximately $38 million using the June 30, 2017 exchange rate).
The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of June 30, 2017:

In millions	June 30, 2017
Cash and temporary investments	$1
Accounts and notes receivable	7
Inventory	3
Plants, properties and equipment	32
Goodwill	4
Other intangible assets	5
Deferred charges and other assets	4
Total assets acquired	56
Accounts payable and accrued liabilities	5
Long-term debt	11
Other long-term liabilities	2
Total liabilities assumed	18
Net assets acquired	$38

Adjustments, if any, to provisional amounts will be finalized within the measurement period of up to one year from the acquisition date. Since the date of acquisition, Net sales of $6 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $(1) million from the acquired business have been included in the Company's consolidated statement of operations for the year ended December 31, 2017. Pro forma information related to the acquisition of the Europac business has not been included as it is impractical to obtain the information due to the lack of availability of financial data and does not have a material effect on the Company's consolidated results of operations.

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

The following table summarizes the final fair values assigned to assets and liabilities acquired as of December 1, 2016:

In millions	December 1, 2016
Cash and temporary investments	$12
Accounts and notes receivable	195
Inventory	238
Other current assets	11
Plants, properties and equipment	1,711
Goodwill	52
Other intangible assets	212
Deferred charges and other assets	6
Total assets acquired	2,437
Accounts payable and accrued liabilities	114
Long-term debt	104
Other long-term liabilities	28
Total liabilities assumed	246
Net assets acquired	$2,191

In connection with the allocation of fair value, inventories were written up by $33 million to their estimated fair value. During 2017 and 2016, $14 million before taxes ($8 million after taxes) and $19 million before taxes ($12 million after taxes), respectively, were expensed to Cost of products sold as the related inventory was sold.

Since the date of acquisition, Net sales of $111 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $(21) million from the acquired business are included in the Company's consolidated statement of operations for the year ended December 31, 2016. Additionally, Selling and administrative expenses for 2016 include $28 million in charges before taxes ($18 million after taxes) for integration costs associated with the acquisition.

The identifiable intangible assets acquired in connection with the acquisition of the Weyerhaeuser pulp business included the following:

In millions	Estimated Fair Value	Average Remaining Useful Life
Asset Class:		(at acquisition date)
Customer relationships and lists	$95	24 years
Trade names, patents, trademarks and developed technology	113	8 years
Other	4	10 years
Total	$212

On an unaudited pro forma basis, assuming the acquisition of the newly acquired pulp business had closed January 1, 2015, the consolidated results would have reflected Net sales of $20.8 billion and $22.2 billion and Earnings (loss) from continuing operations before income taxes and equity earnings of $942 million and $1.3 billion for the years ended December 31, 2016 and 2015, respectively.

The 2016 pro forma information includes adjustments for additional amortization expense on identifiable intangible assets of $18 million and eliminating the write-off of the estimated fair value of inventory of $19 million and non-recurring integration costs associated with the acquisition of $30 million, including $12 million of deal costs.

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

HOLMEN PAPER NEWSPRINT MILL

2016: On June 30, 2016, the Company completed the previously announced acquisition of Holmen Paper's newsprint mill in Madrid, Spain. Under the terms of the acquisition agreement, International Paper purchased the Madrid newsprint mill, as well as, associated recycling operations and a 50% ownership interest in a cogeneration facility. The Company is in the process of converting the mill to produce recycled containerboard with an expected capacity of 440,000 tons. Once completed, the converted mill will support the Company's corrugated packaging business in EMEA.
The Company's aggregate purchase price for the mill, recycling operations and 50% ownership of the cogeneration facility was €53 million (approximately $59 million using June 30, 2016 exchange rate). The assignment of fair value to assets acquired and liabilities assumed was completed in the first quarter of 2017 and is presented in the table below.

In millions	June 30, 2016
Current assets	$14
Equity method investments	14
Plants, properties and equipment	60
Other long-term assets	5
Total assets acquired	93
Short-term liabilities	9
Long-term liabilities	16
Total liabilities assumed	25
Net assets acquired	$68
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

NOTE 7 DIVESTITURES

DISCONTINUED OPERATIONS

2017: On January 1, 2018, the Company completed the previously announced transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company in exchange for a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. As part of the transaction, International Paper also received $660 million in cash proceeds from a new loan entered into on December 8, 2017, which the Company used to pay down existing debt. The loan was subsequently assumed by Graphic Packaging International, LLC on the transaction closing date and is classified as Liabilities held for sale in the accompanying consolidated balance sheet as of

December 31, 2017. International Paper will account for its ownership interest in the combined business under the equity method. The Company has not finalized the fair value of its investment in the combined business, but expects to record a gain on the transfer in the first quarter of 2018.

The North American Consumer Packaging business was historically presented in the Company's Consumer Packaging segment. For further discussion of the transaction's impact to segment reporting, see Note 19.

All current and historical operating results for North American Consumer Packaging are included in Discontinued operations, net of tax, in the accompanying consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

In millions	2017	2016	2015
Net Sales	$1,559	$1,584	$1,690
Costs and Expenses
Cost of products sold	1,179	1,095	1,155
Selling and administrative expenses	110	91	106
Depreciation, amortization and cost of timber harvested	80	103	127
Distribution expenses	126	124	158
Taxes other than payroll and income taxes	11	10	10
Interest expense, net	1	—	—
Earnings (Loss) Before Income Taxes and Equity Earnings	52	161	134
Income tax provision (benefit)	18	54	49
Discontinued Operations, Net of Taxes	$34	$107	$85

All current and historical assets and liabilities of North American Consumer Packaging are classified as current and long-term assets held for sale and current and long-term liabilities held for sale in the accompanying consolidated balance sheet. The following summarizes the major classes of assets and liabilities of North American Consumer Packaging reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying consolidated balance sheet:

In millions	2017		2016
Accounts and notes receivable	$143		$149
Inventories	185		205
Other current assets	3		7
Current assets held for sale	331		361
Plants, properties and equipment	1,021		987
Deferred charges and other assets	25		31
Long-term assets held for sale	1,046	(a)	1,018
Total Assets Held for Sale	$1,377		$1,379
Accounts payable	$104		$110
Accrued payroll and benefits	25		29
Other accrued liabilities	17		22
Current liabilities held for sale	146		161
Long-term debt	651		—
Other liabilities	8		8
Long-term liabilities held for sale	659	(a)	8
Total Liabilities Held for Sale	$805		$169

(a) As a result of the January 1, 2018 transfer of the North American Consumer Packaging business, these amounts have been included in current assets held for sale of $1.4 billion and current liabilities held for sale of $805 million in the accompanying consolidated balance sheet as of December 31, 2017.

Total cash provided by operations related to the North American Consumer Packaging business of $207 million, $268 million and $197 million for 2017, 2016 and 2015, respectively, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash used for investing activities related to the North American Consumer Packaging business of $111 million, $114 million and $178 million for 2017, 2016 and 2015, respectively, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

OTHER DIVESTITURES AND IMPAIRMENTS

2017: On September 7, 2017, the Company completed the sale of its foodservice business in China to Huhtamaki Hong Kong Limited. Proceeds received totaled approximately RMB 129 million ($18 million using the September 30, 2017 exchange rate). Under the terms of the transaction, and after post-closing adjustments, International Paper received approximately RMB 49 million in exchange for its ownership interest in two China foodservice entities and RMB 80 million for the sale of notes receivable from the acquired entities.

Subsequent to the announced agreement in June 2017, a determination was made that the current book value of the asset group exceeded its estimated fair value of $7 million, which was the agreed upon selling price. As a result, a pre-tax charge of $9 million was recorded during the second quarter of 2017, to write down the long-lived assets of this business to their estimated fair value. Amounts related to this business included in the

Company's statement of operations were immaterial for all periods presented.

2016: On June 30, 2016, the Company completed the sale of its corrugated packaging business in China and Southeast Asia to Xiamen Bridge Hexing Equity Investment Partnership Enterprise. Under the terms of the transaction and after post-closing adjustments, International Paper received a total of approximately RMB 957 million (approximately $144 million at the June 30, 2016 exchange rate), which included the buyer's assumption of a liability for outstanding loans of approximately $55 million which are payable up to three years from the closing of the sale. The remaining balance of the outstanding loans payable to International Paper as of December 31, 2017, totaled $9 million.

Based on the final sales price, a determination was made that the current book value of the asset group was not recoverable. As a result, a pre-tax charge of $46 million was recorded during 2016 in the Company's Industrial Packaging segment to write down the long-lived assets of this business to their estimated fair value. In addition, the Company recorded a pre-tax charge of $24 million for severance that was contingent upon the sale of this business. The 2016 net loss totaling $70 million related to the impairment and severance of IP Asia Packaging is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.
The amount of pre-tax losses related to the IP Asia Packaging business included in the Company's consolidated statement of operations were $83 million, and $8 million for years ended December 31, 2016 and 2015.

2015: On October 13, 2015, the Company finalized the sale of its 55% interest in IP Asia Coated Paperboard (IP-Sun JV) business to its Chinese coated board joint venture partner, Shandong Sun Holding Group Co., Ltd. for RMB 149 million (approximately USD $23 million). During the third quarter of 2015, a determination was made that the current book value of the asset group was not recoverable. As a result, the net pre-tax impairment charge of $174 million ($113 million after taxes) was recorded to write down the long-lived assets of this business to its estimated fair value. The impairment charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The amount of pre-tax losses related to noncontrolling interest of the IP-Sun JV included in the Company's consolidated statement of operations for the year ended December 31, 2015 was $19 million. The amount of pre-tax losses related to the IP-Sun JV included in the Company's consolidated statement of operations for the year ended December 31, 2015 was $226 million.

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $661 million and $757 million at December 31, 2017 and 2016, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net of allowances, by classification were:

In millions at December 31	2017	2016
Accounts and notes receivable:
Trade	$3,017	$2,612
Other	270	240
Total	$3,287	$2,852

INVENTORIES

In millions at December 31	2017	2016
Raw materials	$274	$286
Finished pulp, paper and packaging products	1,337	1,231
Operating supplies	615	616
Other	87	100
Inventories	$2,313	$2,233

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 71% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $293 million and $290 million at December 31, 2017 and 2016, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2017	2016
Pulp, paper and packaging facilities	$32,523	$30,943
Other properties and equipment	1,291	1,308
Gross cost	33,814	32,251
Less: Accumulated depreciation	20,549	19,248
Plants, properties and equipment, net	$13,265	$13,003

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.2 billion, $1.0 billion and $1.1 billion for the years ended December 31, 2017, 2016 and 2015, respectively. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $782 million, $682 million and $680 million were made during the years ended December 31, 2017, 2016 and 2015, respectively.

Amounts related to interest were as follows:

In millions	2017	2016	2015
Interest expense (a)	$758	$695	$644
Interest income (a)	186	175	89
Capitalized interest costs	25	28	25

(a)
Interest expense and interest income exclude approximately $25 million in 2015 related to investments in and borrowings from variable interest entities for which the Company has a legal right of offset (see Note 12).

ASSET RETIREMENT OBLIGATIONS

At December 31, 2017 and December 31, 2016, we had recorded liabilities of $86 million and $83 million, respectively, related to asset retirement obligations.

NOTE 9 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2017 and 2016:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers		Total
Balance as of December 31, 2015
Goodwill	$3,384		$—		$2,124		$5,508
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
	3,088		—		247		3,335
Reclassifications and other (a)	(4)		—		33		29
Additions/reductions	(5)	(b)	19	(c)	(14)	(d)	—
Impairment loss	—		—		—		—
Balance as of December 31, 2016
Goodwill	3,375		19		2,143		5,537
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
	3,079		19		266		3,364
Reclassifications and other (a)	3		—		8		11
Additions/reductions	4	(e)	33	(c)	(1)		36
Impairment loss	—		—		—		—
Balance as of December 31, 2017
Goodwill	3,382		52		2,150		5,584
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
Total	$3,086		$52		$273		$3,411

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.

(c)	Reflects the acquisition and purchase price adjustments of the newly acquired pulp business.

(d)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in Brazil.

(e)	Reflects the acquisition of the newly acquired Moroccan box plant.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2017			2016
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$610	$247	$363	$605	$211	$394
Non-compete agreements	72	72	—	69	64	5
Tradenames, patents and trademarks, and developed technology	172	72	100	173	56	117
Land and water rights	8	2	6	10	2	8
Software	24	23	1	21	20	1
Other	38	26	12	48	26	22
Total	$924	$442	$482	$926	$379	$547

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2017	2016	2015
Amortization expense related to intangible assets	$77	$54	$60

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2018 – $55 million, 2019 – $52 million, 2020 – $51 million, 2021 – $51 million, 2022 – $49 million, and cumulatively thereafter – $217 million.

NOTE 10 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2017	2016	2015
Earnings (loss)
U.S.	$297	$411	$1,013
Non-U.S.	551	384	119
Earnings (loss) from continuing operations before income taxes and equity earnings	$848	$795	$1,132

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act.") The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time deemed repatriation transition tax (the “Transition Tax”) on certain earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized; (6) capital expensing; (7) eliminating the deduction on U.S. manufacturing activities; and (8) creating new limitations on deductible interest expense and executive compensation.

The Securities Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional net tax benefit of $1.22 billion in the period ending December 31, 2017. The net tax benefit primarily consists of a net tax benefit for the re-measurement of U.S. deferred taxes of $1.454 billion and an expense for the Transition Tax of $231 million. For various reasons that are discussed more fully below, we have not completed our accounting for the income tax effects of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of those elements and, therefore, recorded provisional adjustments as follows:
Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. For certain of our deferred tax assets and liabilities, we have recorded a provisional net decrease of $1.451 billion with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analysis related to the Tax Act, including but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: This is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We are able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $231 million. The provisional amount of current tax liability related to the Transition Tax recorded in Other accrued liabilities is $17 million. However, we are continuing to gather additional information, which may result in our ability to more precisely compute the amount of the Transition Tax.
Valuation Allowances: The Company has assessed whether its U.S. state and local income tax valuation allowance analysis is affected by various aspects of the Tax Act (e.g. deemed repatriation of foreign income, acceleration of cost recovery). Since, as discussed herein, the Company has recorded provisional amounts related to elements of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. For certain of our state deferred tax assets, we have recorded a net $3 million provisional decrease in the recorded valuation allowance with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the Tax Act on state attributes, the resolution of, or changes from, other factors noted herein may result in changes in our recorded valuation allowance.
The Tax Act may impact decisions surrounding the Company’s permanent reinvestment assertions related to its foreign investments and could have an impact on the Company’s accounting for untaxed outside basis differences. We previously considered the earnings in our non-U.S. subsidiaries to be permanently reinvested, and, accordingly deferred income taxes were not provided for such basis differences which totaled approximately $5.9 billion at December 31, 2016. While the transition tax resulted in a reduction in these basis differences, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional taxes, including, but not limited to, foreign withholding taxes and U.S. state income taxes. In light of the Tax Act, the Company is evaluating its global cash management and non-U.S. repatriation strategy but we have yet to determine whether we plan to change our prior assertion. Accordingly, we have not recorded any deferred taxes attributable to our investments in our non-U.S. subsidiaries.

These estimates may change materially due to, among other things, further clarification of existing guidance that may be issued by U.S. taxing authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact, including the mandatory deemed repatriation of foreign earnings, re-measurement of deferred taxes and all other provisions of the legislation and will record the effects of any changes to provisional amounts in the period we can complete our analysis or are first able to make a reasonable estimate, but no later than December 2018.
The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2017	2016	2015
Current tax provision (benefit)
U.S. federal	$(73)	$(7)	$35
U.S. state and local	(23)	(12)	3
Non-U.S.	112	76	111
	$16	$57	$149
Deferred tax provision (benefit)
U.S. federal	$(1,150)	$134	$306
U.S. state and local	9	27	32
Non-U.S.	40	(25)	(70)
	$(1,101)	$136	$268
Income tax provision (benefit)	$(1,085)	$193	$417

The Company’s deferred income tax provision (benefit) includes a $1.459 billion benefit, a $18 million provision and a $3 million provision for 2017, 2016 and 2015, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $7 million, $90 million and $149 million in 2017, 2016 and 2015, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2017	2016	2015
Earnings (loss) from continuing operations before income taxes and equity earnings	$848	$795	$1,132
Statutory U.S. income tax rate	35%	35%	35%
Tax expense (benefit) using statutory U.S. income tax rate	297	278	396
State and local income taxes	(7)	8	20
Tax rate and permanent differences on non-U.S. earnings	(36)	(26)	(44)
Net U.S. tax on non-U.S. dividends	44	21	12
Tax expense (benefit) on manufacturing activities	23	(10)	(12)
Non-deductible business expenses	7	9	8
Non-deductible impairments	—	—	109
Sale of non-strategic assets	—	12	(61)
Tax audits	—	(14)	—
U.S. federal tax rate change	(1,451)	—	—
Foreign tax credits	(96)	(11)	—
Subsidiary liquidation	—	(63)	—
Deemed repatriation, net of foreign tax credits	231	—	—
General business and other tax credits	(86)	(15)	(15)
Other, net	(11)	4	4
Income tax provision (benefit)	$(1,085)	$193	$417
Effective income tax rate	(128)%	24%	37%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2017 and 2016, were as follows:

In millions	2017	2016
Deferred income tax assets:
Postretirement benefit accruals	$102	$165
Pension obligations	516	1,344
Alternative minimum and other tax credits	416	270
Net operating and capital loss carryforwards	665	662
Compensation reserves	174	257
Other	139	251
Gross deferred income tax assets	2,012	2,949
Less: valuation allowance (a)	(429)	(403)
Net deferred income tax asset	$1,583	$2,546
Deferred income tax liabilities:
Intangibles	$(139)	$(231)
Plants, properties and equipment	(2,000)	(2,828)
Forestlands, related installment sales, and investment in subsidiary	(1,454)	(2,260)
Gross deferred income tax liabilities	$(3,593)	$(5,319)
Net deferred income tax liability	$(2,010)	$(2,773)

(a) The net change in the total valuation allowance for the years ended December 31, 2017 and 2016 was an increase of $26 million and a decrease of $27 million, respectively.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes. There was a decrease in deferred income tax assets principally relating to the U.S. tax rate change, the impact of changes in qualified pension liabilities, and the utilization of tax credits and net operating loss carryforwards. Deferred tax liabilities decreased primarily due to the U.S. tax rate change offset by tax greater than book depreciation. Of the $1.5 billion forestlands, related installment sales, and investment in subsidiary deferred tax liability, $884 million is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $538 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 12).

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

In millions	2017	2016	2015
Balance at January 1	$(98)	$(150)	$(158)
(Additions) reductions based on tax positions related to current year	(54)	(4)	(6)
Additions for tax positions of prior years	(40)	(3)	(6)
Reductions for tax positions of prior years	4	33	7
Settlements	6	19	2
Expiration of statutes of limitations	1	5	4
Currency translation adjustment	(7)	2	7
Balance at December 31	$(188)	$(98)	$(150)

If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2017, 2016 and 2015 would benefit the effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $17 million and $22 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2017 and 2016, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2006 through 2016 remain open and subject to examination by the relevant tax authorities. The Company is typically engaged in various tax examinations at any given time, both in the United States and overseas. Pending audit settlements and the expiration of statute of limitations could reduce the uncertain tax positions by $5 million during the next twelve months. While the Company believes that it is adequately accrued for possible audit adjustments, the final resolution of these examinations cannot be determined at this time and could result in final settlements that differ from current estimates.

International Paper uses the flow-through method to account for investment tax credits earned on eligible open-loop biomass facilities and combined heat and power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $68 million during 2017 related to Investment Tax Credits earned in tax years 2013-2017.

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2018 Through 2027	2028 Through 2037	Indefinite	Total
U.S. federal and non-U.S. NOLs	$65	$2	$432	$499
State taxing jurisdiction NOLs	147	68	—	215
U.S. federal, non- U.S. and state tax credit carryforwards	199	18	269	486
U.S. federal and state capital loss carryforwards	2	—	—	2
Total	$413	$88	$701	$1,202

NOTE 11 COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

Certain property, machinery and equipment are leased under cancelable and non-cancelable agreements.

At December 31, 2017, total future minimum commitments under existing non-cancelable operating leases were as follows:

In millions	2018	2019	2020	2021	2022	Thereafter
Lease obligations	$130	$102	$77	$53	$37	$141

Rent expense was $157 million, $150 million and $157 million for 2017, 2016 and 2015, respectively.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $128 million ($141 million undiscounted) in the aggregate as of December 31, 2017. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.
Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $47 million to address the selection of an alternative for the soil remediation component of the overall site remedy, which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other

PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.
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
Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc. (WMI), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site and share the costs of these activities. In September 2016, the EPA issued a proposed remedial action plan (PRAP) for the site, which identified the preferred remedy as the removal of the contaminated material currently protected by an armored cap. In addition, the EPA selected a preferred remedy for the separate southern impoundment that requires offsite disposal. In January 2017, the PRPs submitted comments on the PRAP.
On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. While the EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million, we do not believe that estimate provides a reasonable basis for accrual under GAAP because the estimate was based on a technological method for performing the work that we believe is not feasible. On October 25, 2017, the PRPs received a letter from the EPA inviting participation in the remedial design component of the EPA’s selected remedy for the site, and the Company plans to participate in this remedial design process to determine if and how the remedy can be accomplished. We expect this process will include additional studies to determine feasible alternatives and costs to complete this final remedy, and we have accrued reasonably estimable costs related to this process. Subsequent to the issuance of the ROD, there have been several meetings between the EPA and the PRPs, and the Company anticipates working with the EPA and other PRPs to develop the remedial design, including adaptive management techniques and a predesign investigation expected to commence in the first quarter of 2018. The objectives of the predesign investigation include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if the excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts to infrastructure in the vicinity. The Company has identified a number of concerns and uncertainties regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, it is uncertain how the ROD will be implemented. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any adjustment to our immaterial recorded liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.
International Paper and MIMC/WMI are also defending an additional lawsuit related to the site brought by approximately 600 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, in any, which may be incurred.
Antitrust
Containerboard: In June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.), was filed in federal court in Wisconsin against ten defendants, including the Company, Temple-Inland and Weyerhaeuser Company. The Ashley Furniture lawsuit closely tracks the allegations found in the now-settled Kleen Products litigation, alleging a practically identical civil violation of Section 1 of the Sherman Act (in particular, that defendants conspired to limit the supply and thereby increase prices of containerboard products), but also asserts Wisconsin state antitrust claims. In January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action.

The Company disputes the allegations made in the Ashley Furniture and Tennessee lawsuits and is vigorously defending each. At this time, however, because the actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Contract
Signature: In August 2014, a lawsuit captioned Signature Industrial Services LLC et al. v. International Paper Company was filed in state court in Texas. The Signature lawsuit arises out of approximately $1 million in disputed invoices related to the installation of new equipment at the Company's Orange, Texas mill. In addition to the invoices in dispute, Signature and its president allege consequential damages arising from the Company's nonpayment of those invoices. The lawsuit was tried before a jury in Beaumont, Texas, in May 2017. On June 1, 2017, the jury returned a verdict awarding approximately $125 million in damages to the plaintiffs. The Court issued a judgment on December 14, 2017, awarding the plaintiffs a total of approximately $137 million in actual and consequential damages, fees, costs and pre-judgment interest, and awarding post-judgment interest. The judgment will not be final until post-trial motions are decided, and the Company will appeal the final judgment thereafter. The Company has numerous and strong bases for appeal, and we believe we will prevail on appeal. Because post-trial proceedings are in a preliminary stage, we are unable to estimate a range of reasonably possible loss, but we expect the amount of any loss to be immaterial.

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

NOTE 12 VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion. The Timber Notes, which do not require principal payments prior to their maturity are supported by irrevocable letters of credit obtained by the buyers of the forestlands.

The Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes through the creation of newly formed special purposes entities (the Entities). The monetization structure preserved the $1.4 billion tax deferral that resulted from the 2006 forestlands sales. As a result of tax reform legislation in the fourth quarter of 2017, described in Note 10 Income Taxes, this deferred tax liability was remeasured to be $884 million.

During 2015, International Paper initiated a series of actions in order to extend the 2006 monetization structure and maintain the long-term nature of the $884 million deferred tax liability.  International Paper acquired the Class A interests in the Investor Entities from a third party for $198 million in cash. As a result, International Paper became the owner of all of the Class A and Class B interests in the Entities and became the primary beneficiary of the Entities. The assets and liabilities of the Entities, primarily consisting of the Timber Notes and third party bank loans, were recorded at fair value as of the acquisition date of the Class A interests. The Entities, with assets and liabilities primarily consisting of the Timber Notes and third-party bank loans, were restructured which resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the 2015 Financing Entities) during the third quarter of 2015. Also, during the third quarter of 2015, the 2015 Financing Entities used $630 million in cash to pay down a portion of the third party bank loans and refinanced approximately $4.2 billion of those loans on nonrecourse terms (the 2015 Refinance Loans).

During the fourth quarter of 2015, International Paper extended the maturity date on the Timber Notes for an additional five years. The Timber Notes are shown in Financial assets of special purpose entities on the accompanying consolidated balance sheet and mature in August 2021 unless extended for an additional five years. These notes are supported by approximately $4.8 billion of irrevocable letters of credit. In addition, the Company extinguished the 2015 Refinance Loans scheduled to mature in May 2016 and entered into new nonrecourse third party bank loans totaling approximately $4.2 billion (the Extension Loans). Provisions of loan agreements related to approximately $1.1 billion of the Extension Loans require the bank issuing letters of credit supporting the Timber Notes pledged as collateral to maintain a credit rating at or above a specified threshold. In the event the credit rating of the letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution. The Extension Loans are shown in Nonrecourse financial liabilities of special purpose entities on the accompanying consolidated balance sheet and mature in the fourth quarter of 2020. The extinguishment of the 2015 Refinance Loans of approximately $4.2 billion and the issuance of the Extension Loans of approximately $4.2 billion are shown as part of reductions of debt and issuances of debt, respectively, in the financing activities of the consolidated statement of cash flows for the year ended December 31, 2015.

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

The transactions described in these paragraphs result in continued long-term classification of the $884 million deferred tax liability related to the 2006 forestlands sale.

As of December 31, 2017 and 2016, the fair value of the Timber Notes was $4.8 billion and $4.7 billion, respectively, and the fair value of the Extension Loans was $4.3 billion for both the years ended 2017 and 2016. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2015 Financing Entities (the Entities prior to the purchase of the Class A interest discussed above) was as follows:

In millions	2017	2016	2015
Revenue (a)	$95	$95	$43
Expense (a)	128	128	81
Cash receipts (b)	95	77	21
Cash payments (c)	128	98	71

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

The use of the two wholly-owned special purpose entities discussed below preserved the $831 million tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As a result of tax reform legislation in the fourth quarter of 2017, described in Note 10 Income Taxes, this deferred tax liability was remeasured to be $538 million, which will be settled with the maturity of the notes in 2027.

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.4 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of special purpose entities in the accompanying consolidated balance sheet and are supported by $2.4 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. As of December 31, 2017 and 2016, the fair value of the notes was $2.3 billion and $2.2 billion, respectively. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.1 billion shown in Nonrecourse financial liabilities of special purpose entities. The loans are repayable in 2027 and are secured only by the $2.4 billion of notes and the irrevocable letters of credit securing the notes and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. As of December 31, 2017 and 2016, the fair value of this debt was $2.1 billion for both the years ended 2017 and 2016. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2017	2016	2015
Revenue (a)	$49	$37	$27
Expense (b)	48	37	27
Cash receipts (c)	28	15	7
Cash payments (d)	39	27	18

(a)
The revenue is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2017, 2016 and 2015, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b) The expense is included in Interest expense, net in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2017, 2016 and 2015, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c) The cash receipts are interest received on the Financial assets of special purpose entities.
(d) The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 13 DEBT AND LINES OF CREDIT
In 2017, International Paper issued $1.0 billion of 4.35% senior unsecured notes with a maturity date in 2048. The proceeds from this offering, together with a combination of available cash and other borrowings, were used to make a $1.25 billion voluntary cash contribution to the Company's pension plan. In December 2017, International Paper received $660 million in cash proceeds from a new loan entered into as part of the transfer of the North American Consumer Packaging business to a subsidiary of Graphic Packing Holding Company discussed in Note 7. The Company used the cash proceeds, together with available cash, to pay down existing debt of approximately $900 million of notes with interest rates ranging from 1.92% to 9.38% and original maturities from 2018 to 2021.  Pre-tax early debt retirement costs of $83 million related to the debt repayments, including $82 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2017. The $660 million term loan was subsequently assumed by Graphic Packaging International, LLC on January 1, 2018 and is classified as Liabilities held for sale at December 31, 2017, in the accompanying consolidated balance sheet.
In 2016, International Paper issued $1.1 billion of 3.00% senior unsecured notes with a maturity date in 2027, and $1.2 billion of 4.40% senior unsecured notes with a maturity date in 2047. In addition, the Company repaid approximately $266 million of notes with an interest rate of 7.95% and an original maturity of 2018. Pre-tax early debt retirement costs of $29 million related to the debt repayments, including $31 million of cash premiums, are included in Restructuring and other charges in the accompanying consolidated statement of operations for the year ended December 31, 2016.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2017, the Company had $180 million outstanding under this program.

Amounts related to early debt extinguishment during the years ended December 31, 2017, 2016 and 2015 were as follows:

In millions	2017	2016	2015
Debt reductions (a)	$993	$266	$2,151
Pre-tax early debt extinguishment costs (b)	83	29	207

(a)
Reductions related to notes with interest rates ranging from 1.57% to 9.38% with original maturities from 2015 to 2030 for the years ended December 31, 2017, 2016 and 2015. Includes the $630 million payment for a portion of the Special Purpose Entity Liability for the year ended December 31, 2015 (see Note 12 Variable Interest Entities).

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

A summary of long-term debt follows:

In millions at December 31	2017	2016
9 3/8% note – due 2019	$—	$295
8.7% note – due 2038	264	264
7.95% debenture – due 2018	—	382
7.5% note – due 2021	409	598
7.3% note – due 2039	721	721
6 7/8% notes – due 2023 – 2029	131	131
6.65% note – due 2037	4	4
6 5/8% note – due 2018	—	72
6.4% to 7.75% debentures due 2025 – 2027	143	142
6.0% note – due 2041	585	585
5.00% to 5.15% notes – due 2035 – 2046	1,281	1,280
4.8% note – due 2044	796	796
4.75% note – due 2022	817	810
3.00% to 4.40% notes – due 2024 – 2048	4,775	3,786
Floating rate notes – due 2017 – 2025 (a)	650	763
Environmental and industrial development bonds – due 2017 – 2035 (b)	585	681
Other (c)	(4)	4
Total (d)	11,157	11,314
Less: current maturities	311	239
Long-term debt	$10,846	$11,075

(a)	The weighted average interest rate on these notes was 2.6% in 2017 and 2.2% in 2016.

(b)	The weighted average interest rate on these bonds was 6.0% in 2017 and 5.9% in 2016.

(c)	Includes $70 million and $69 million of debt issuance costs as of December 31, 2017 and 2016, respectively.

(d)	The fair market value was approximately $12.3 billion at December 31, 2017 and $12.0 billion at December 31, 2016.

Total maturities of long-term debt over the next five years are 2018 – $311 million; 2019 – $126 million; 2020 – $164 million; 2021 – $440 million; and 2022 – $956 million.

At December 31, 2017, International Paper’s credit facilities (the Agreements) totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in December 2021 and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in December 2018. At December 31, 2017, there were no borrowings under either the bank facility or receivables securitization program.
The Company’s financial covenants require the maintenance of a minimum net worth of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and Nonrecourse Financial Liabilities of Special Purpose Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2017, we were in compliance with our debt covenants.

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
The change in the fair value of certain non-qualifying instruments used to reduce commodity price volatility is immediately recognized in earnings.

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2017	December 31, 2016
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	329	275
Derivatives Not Designated as Hedging Instruments:
Electricity contract	13	6
Foreign exchange contracts	10	24

(a)	These contracts had maturities of two years or less as of December 31, 2017.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2017	2016	2015
Foreign exchange contracts	$15	$4	$(3)
Interest rate contracts	—	(10)	—
Total	$15	$(6)	$(3)

During the next 12 months, the amount of the December 31, 2017 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $6 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2017	2016	2015
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$8	$7	$(12)	Cost of products sold
Interest rate contracts	(1)	—	—	Interest expense, net
Total	$7	$7	$(12)

	Gain (Loss) Recognized in Income						Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2017		2016		2015
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—		$—		$3		Interest expense, net
Debt	—		—		(3)		Interest expense, net
Total	$—		$—		$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$(10)		$—		$(7)		Cost of products sold
Foreign exchange contracts	—		—		(4)		Cost of products sold
Interest rate contracts	1	(a)	5	(b)	13	(c)	Interest expense, net
Total	$(9)		$5		$2

(a)	Excluding gain of $1 million related to debt reduction recorded to Restructuring and other charges.

(b)	Excluding gain of $2 million related to debt reduction recorded to Restructuring and other charges.

(c)	Excluding gain of $3 million related to debt reduction recorded to Restructuring and other charges.

In 2016, fully effective interest rate swaps designated as fair value hedges with a notional value of $55 million were terminated early.  The resulting gain was immaterial.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$11	(a)	$3	(b)	$1	(c)	$4	(c)
Total derivatives designated as hedging instruments	11		3		1		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		8	(d)	2	(c)
Total derivatives not designated as hedging instruments	—		—		8		2
Total derivatives	$11		$3		$9		$6

(a)	Includes $10 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included in Other current assets in the accompanying consolidated balance sheet.

(c)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

(d)	Includes $5 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. As of December 31, 2017, there were no derivative instruments containing credit-risk-related contingent features in a net liability position. The fair value of derivative instruments containing credit-risk-related contingent features in a net liability position was $3 million as of December 31, 2016. The Company was not required to post any collateral as of December 31, 2017 or 2016.

NOTE 15 CAPITAL STOCK

The authorized capital stock at both December 31, 2017 and 2016, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2017, 2016 and 2015:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2015	448,854	28,734
Issuance of stock for various plans, net	62	(4,230)
Repurchase of stock	—	12,272
Balance at December 31, 2015	448,916	36,776
Issuance of stock for various plans, net	—	(2,745)
Repurchase of stock	—	3,640
Balance at December 31, 2016	448,916	37,671
Issuance of stock for various plans, net	—	(2,577)
Repurchase of stock	—	881
Balance at December 31, 2017	448,916	35,975

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

The Company also has three unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and two supplemental retirement plans for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $40 million, $21 million and $62 million in 2017, 2016 and 2015, respectively, and which are expected to be $30 million in 2018.

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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2017 and 2016, and the plans’ funded status.

	2017		2016
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$13,683	$219	$14,438	$204
Service cost	160	4	158	4
Interest cost	536	9	580	9
Settlements	(1,295)	(4)	(1,222)	(2)
Actuarial loss (gain)	913	2	495	35
Acquisitions	—	5	1	—
Divestitures	33	—	—	—
Plan amendments	3	—	—	(1)
Benefits paid	(769)	(8)	(767)	(9)
Effect of foreign currency exchange rate movements	—	20	—	(21)
Benefit obligation, December 31	$13,264	$247	$13,683	$219
Change in plan assets:
Fair value of plan assets, January 1	$10,312	$153	$10,923	$155
Actual return on plan assets	1,830	10	607	17
Company contributions	1,290	10	771	8
Benefits paid	(769)	(8)	(767)	(9)
Settlements	(1,295)	(4)	(1,222)	(2)
Other	—	3	—	—
Effect of foreign currency exchange rate movements	—	12	—	(16)
Fair value of plan assets, December 31	$11,368	$176	$10,312	$153
Funded status, December 31	$(1,896)	$(71)	$(3,371)	$(66)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$5	$—	$6
Current liability	(30)	(3)	(40)	(3)
Non-current liability	(1,866)	(73)	(3,331)	(69)
	$(1,896)	$(71)	$(3,371)	$(66)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost	$88	$(1)	$125	$—
Net actuarial loss	3,893	67	4,757	61
	$3,981	$66	$4,882	$61

The components of the $901 million and $5 million change related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2017 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(143)	$2
Amortization of actuarial loss	(339)	(2)
Current year prior service cost	3	—
Amortization of prior service cost	(28)	—
Settlements	(383)	(1)
Curtailments	(11)	—
Effect of foreign currency exchange rate movements	—	6
	$(901)	$5

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $(184) million, $626 million and $505 million in 2017, 2016 and 2015, respectively. The portion of the change in funded status for the non-U.S. plans was $10 million, $23 million, and $8 million in 2017, 2016 and 2015, respectively.

The accumulated benefit obligation at December 31, 2017 and 2016 was $13.2 billion and $13.5 billion, respectively, for our U.S. defined benefit plans and $230 million and $205 million, respectively, at December 31, 2017 and 2016 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016:

	2017		2016
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$13,264	$215	$13,683	$190
Accumulated benefit obligation	13,161	200	13,535	177
Fair value of plan assets	11,368	139	10,312	118

ASC 715, “Compensation – Retirement Benefits” provides for delayed recognition of actuarial gains and losses, including amounts arising from changes in the estimated projected plan benefit obligation due to changes in the assumed discount rate, differences between the actual and expected return on plan assets and other assumption changes. These net gains and losses are recognized prospectively over a period that approximates the average remaining service period of active employees expected to receive benefits under the plans to the extent that they are not offset by gains in subsequent years. The estimated net loss and prior service cost that will be amortized from AOCI into net periodic pension cost for the U.S. plans during the next fiscal year are expected to be $327 million and $17 million, respectively.

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2017		2016		2015
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$160	$4	$158	$4	$161	$6
Interest cost	536	9	580	9	597	10
Expected return on plan assets	(774)	(11)	(815)	(10)	(783)	(11)
Actuarial loss / (gain)	339	2	400	1	428	1
Amortization of prior service cost	28	—	41	—	43	—
Curtailment loss / (gain) (a)	23	—	—	—	—	—
Settlement loss	383	1	445	—	15	—
Special termination benefits (a)	22	—	—	—	—	—
Net periodic pension expense	$717	$5	$809	$4	$461	$6

(a) Recorded in Discontinued operations in the consolidated statement of operations.

The decrease in 2017 pension expense reflects lower settlement losses and lower actuarial losses partially offset by lower asset returns due to the annuity purchase as well as curtailment and special termination benefit charges.

On September 26, 2017, the Company entered into an agreement with The Prudential Insurance Company of America to purchase a group annuity contract and transfer approximately $1.3 billion of International Paper's U.S. qualified pension plan projected benefit obligations, subject to customary closing conditions. The transaction closed on October 3, 2017 and was funded with pension plan assets. Under the transaction, at the end of 2017, Prudential assumed responsibility for pension benefits and annuity administration for approximately 45,000 retirees or their beneficiaries receiving less than $450 in monthly benefit payments from the plan. Settlement accounting rules required a remeasurement of the qualified plan as of October 3, 2017 and the Company recognized a non-cash pension settlement charge of $376 million before tax in the fourth quarter of 2017. In addition, large payments from the non-qualified pension plan also required a remeasurement as of October 2, 2017 and a non-cash settlement charge of $7 million was also recognized in the fourth quarter of 2017.
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

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2017 was also the discount rate used to determine net pension expense for the 2018 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2017		2016		2015
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.60%	3.59%	4.10%	3.88%	4.40%	4.64%
Rate of compensation increase	3.75%	4.06%	3.75%	4.20%	3.75%	4.12%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	4.03%	3.88%	4.05%	4.72%	4.10%	4.72%
Expected long-term rate of return on plan assets	7.50%	6.73%	7.75%	6.55%	7.75%	6.64%
Rate of compensation increase	3.75%	4.20%	3.75%	4.03%	3.75%	4.03%

(a) Represents the weighted average rate for the U.S. qualified plans in 2017 and 2016 due to the remeasurements.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2018, the Company will use an expected long-term rate of return on plan assets of 7.50% for the Retirement Plan of International Paper, a discount rate of 3.60% and an assumed rate of compensation increase of 3.75%. The Company estimates that it will record net pension expense of approximately $167 million for its U.S. defined benefit plans in 2018, compared to expense of $717 million in 2017. The 2017 expense includes $45 million of curtailment and special pension benefits associated with the North American Consumer Packaging business and $383 million of settlement accounting charges. Excluding these settlement charges and curtailment and special pension benefits, the estimated decrease in net pension expense in 2018 is primarily due to lower interest cost on the reduced pension obligation and a higher expected return on assets associated with the increased pension asset balance.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2018 of a 25 basis point decrease in the above assumptions:

In millions	2018
Expense/(Income):
Discount rate	$35
Expected long-term rate of return on plan assets	27
Rate of compensation increase	(1)

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

International Paper’s U.S. pension allocations by type of fund at December 31, and target allocations were as follows:

Asset Class	2017	2016	Target Allocations
Equity accounts	49%	51%	42% - 53%
Fixed income accounts	36%	27%	32% - 44%
Real estate accounts	10%	10%	7% - 13%
Other	5%	12%	3% - 8%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2017 and 2016 by asset class are shown below. Plan assets included an immaterial amount of International Paper common stock at December 31, 2016. Hedge funds disclosed in the following table are allocated equally between equity and fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2017
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,291	$1,291	$—	$—
Equities – international	2,132	2,119	13	—
Corporate bonds	1,177	—	1,177	—
Government securities	2,778	—	2,778	—
Mortgage backed securities	1	—	—	1
Other fixed income	(802)	—	(814)	12
Commodities	—	—	—	—
Derivatives	8	—	(8)	16
Cash and cash equivalents	397	397	—	—
Other investments:
Equities - domestic	708
Equities - international	866
Corporate bonds	66
Other fixed income	232
Hedge funds	927
Private equity	481
Real estate	1,106
Total Investments	$11,368	$3,807	$3,146	$29

Fair Value Measurement at December 31, 2016
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$2,208	$1,380	$828	$—
Equities – international	2,575	1,806	769	—
Corporate bonds	1,018	—	1,018	—
Government securities	870	—	870	—
Mortgage backed securities	41	—	40	1
Other fixed income	245	—	234	11
Commodities	324	—	324	—
Derivatives	(71)	—	—	(71)
Cash and cash equivalents	322	322	—	—
Other investments:
Hedge funds	891
Private equity	472
Real estate	1,015
Risk parity funds	402
Total Investments	$10,312	$3,508	$4,083	$(59)

In accordance with accounting standards, the following investments are measured at NAV and are not classified in the fair value hierarchy. Some of the investments have redemption limitations, restrictions, and notice requirements which are further explained below.

Other Investments at December 31, 2017
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
Equities - domestic	$708	$—	Daily to monthly	1-5 days
Equities - international	866	—	Daily to monthly	1-5 days
Corporate bonds	66	—	Daily to monthly	1-5 days
Other fixed income	232	—	Daily to monthly	1-5 days
Hedge funds	927	—	Daily to annually	1 - 100 days
Private equity	481	262	None	None
Real estate	1,106	121	Quarterly	45 - 60 days
Total	$4,386	$383

Other Investments at December 31, 2016
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
Hedge funds	$891	$—	Daily to annually	1 - 100 days
Private equity	472	226	None	None
Real estate	1,015	224	Quarterly	45 - 60 days
Risk parity funds	402	—	Monthly	5 - 15 days
Total	$2,780	$450

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

Derivative investments such as futures, forward contracts, options and swaps are used to help manage risks. Derivatives are generally employed as an asset class substitutes (such as when employed in a portable alpha strategy), for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third-party pricing sources.

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2017.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Mortgage backed securities	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2015	$—	$10	$(20)	$(10)
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	(66)	(65)
Relating to assets sold during the period	—	—	(24)	(24)
Purchases, sales and settlements	1	—	39	40
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2016	$1	$11	$(71)	$(59)
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	94	95
Relating to assets sold during the period	—	—	(23)	(23)
Purchases, sales and settlements	—	—	16	16
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2017	$1	$12	$16	$29

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The
Company continually reassesses the amount and
timing of any discretionary contributions. Contributions to the qualified plan totaling $1.25 billion, $750 million and $750 million were made by the Company in 2017, 2016 and 2015, respectively. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2017, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2018	$708
2019	709
2020	718
2021	727
2022	735
2023-2027	3,763

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

The Company also sponsors the International Paper Company Deferred Compensation Savings Plan, which is an unfunded nonqualified defined contribution plan. This plan permits eligible employees to continue to make deferrals and receive company matching contributions (and Retirement Savings Account contributions) when their contributions to the International Paper Salaried Savings Plan are stopped due to limitations under U.S. tax law. Participant deferrals and company contributions are not invested in a separate trust, but are paid directly from International Paper’s general assets at the time benefits become due and payable.

Company contributions to the plans totaled approximately $117 million, $106 million and $100 million for the plan years ending in 2017, 2016 and 2015, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2017, 2016 and 2015 were as follows:

In millions	2017		2016		2015
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$1	$—	$1	$—	$1	$1
Interest cost	11	2	11	3	11	5
Actuarial loss	8	3	5	2	6	1
Amortization of prior service credits	(3)	(4)	(4)	(4)	(10)	(2)
Net postretirement (benefit) expense	$17	$1	$13	$1	$8	$5

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.00%	10.53%	4.20%	12.23%	3.90%	11.52%

The weighted average assumptions used to determine the benefit obligation at December 31, 2017 and 2016 were as follows:

	2017		2016
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.50%	9.38%	4.00%	10.53%
Health care cost trend rate assumed for next year	6.50%	10.27%	6.50%	10.90%
Rate that the cost trend rate gradually declines to	5.00%	5.15%	5.00%	5.81%
Year that the rate reaches the rate it is assumed to remain	2022	2028	2022	2027

A 1% increase in the assumed annual health care cost trend rate would have increased the U.S. and non-U.S. accumulated postretirement benefit obligations at December 31, 2017 by approximately $12 million and $6 million, respectively. A 1% decrease in the annual trend rate would have decreased the U.S. and non-U.S. accumulated postretirement benefit obligation at December 31, 2017 by approximately $10 million and $4 million, respectively. The effect on net postretirement benefit cost from a 1% increase or decrease would be approximately $1 million for both U.S. and non-U.S. plans.

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2017 and 2016:

In millions	2017		2016
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$280	$23	$275	$45
Service cost	1	—	1	—
Interest cost	11	2	11	3
Participants’ contributions	5	—	5	—
Actuarial (gain) loss	14	2	31	5
Plan amendments	—	—	—	(35)
Benefits paid	(42)	(2)	(44)	(1)
Less: Federal subsidy	1	—	1	—
Currency Impact	—	—	—	6
Benefit obligation, December 31	$270	$25	$280	$23
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	37	2	39	1
Participants’ contributions	5	—	5	—
Benefits paid	(42)	(2)	(44)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(270)	$(25)	$(280)	$(23)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(28)	$(1)	$(29)	$(2)
Non-current liability	(242)	(24)	(251)	(21)
	$(270)	$(25)	$(280)	$(23)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$74	$19	$68	$21
Prior service credit	(6)	(30)	(8)	(34)
	$68	$(11)	$60	$(13)

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $8 million and $2 million change in the amounts recognized in OCI during 2017 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial loss	$14	$1
Amortization of actuarial (loss) gain	(8)	(3)
Current year prior service cost	—	—
Amortization of prior service credit	2	4
Currency impact	—	—
	$8	$2

The portion of the change in the funded status that was recognized in either net periodic benefit cost or OCI for the U.S. plans was $25 million, $42 million and $17 million in 2017, 2016 and 2015, respectively. The portion of the change in funded status for the non-U.S. plans was $3 million, $(25) million, and $0 million in 2017, 2016 and 2015, respectively.

The estimated amounts of net loss and prior service credit that will be amortized from OCI into net U.S. postretirement benefit cost in 2018 are expected to be $8 million and $(2) million, respectively. The estimated amounts for non-U.S. plans in 2018 are expected to be $2 million and $(4) million, respectively.

At December 31, 2017, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2018	$29	$1	$1
2019	27	1	1
2020	25	1	1
2021	24	1	—
2022	22	1	—
2023 – 2027	91	5	4

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2017
Expected volatility	22.75%-23.39%
Risk-free interest rate	1.10%-1.47%

The following summarizes PSP activity for the three years ending December 31, 2017:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	7,275,934	$34.98
Granted	1,863,623	53.25
Shares issued	(2,959,160)	37.09
Forfeited	(322,664)	53.97
Outstanding at December 31, 2015	5,857,733	38.69
Granted	2,617,982	37.26
Shares issued	(2,316,085)	43.82
Forfeited	(209,500)	43.61
Outstanding at December 31, 2016	5,950,130	35.89
Granted	2,163,912	51.78
Shares issued	(1,876,134)	51.00
Forfeited	(438,024)	45.96
Outstanding at December 31, 2017	5,799,884	$36.17

RESTRICTED STOCK AWARD PROGRAMS

The service-based Restricted Stock Award program (RSA), designed for recruitment, retention and special recognition purposes, provides for awards of restricted stock to key employees.

The following summarizes the activity of the RSA program for the three years ending December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	114,599	$47.03
Granted	36,300	50.06
Shares issued	(27,365)	45.35
Forfeited	(3,166)	50.04
Outstanding at December 31, 2015	120,368	48.24
Granted	117,881	42.81
Shares issued	(59,418)	47.14
Forfeited	(9,500)	39.36
Outstanding at December 31, 2016	169,331	45.34
Granted	63,319	57.24
Shares issued	(59,650)	47.90
Forfeited	(6,700)	53.53
Outstanding at December 31, 2017	166,300	$48.63

At December 31, 2017, 2016 and 2015 a total of 13.2 million, 14.3 million and 16.2 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2017	2016	2015
Total stock-based compensation expense (included in selling and administrative expense)	$147	$124	$107
Income tax benefits related to stock-based compensation	45	34	88

At December 31, 2017, $86 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

NOTE 19 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. See the Description of Industry Segments in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the types of products and services from which each reportable segment derives its revenues. On January 1, 2018, the Company completed the previously announced transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company. The North American Consumer Packaging business was historically presented in the Company's Consumer Packaging segment; however, as a result of this transfer, all current and prior year amounts have been adjusted to reflect the North American Consumer Packaging business as a discontinued operation. In addition, after the announced transfer during the fourth quarter of 2017, the chief operating decision maker began evaluating the European Coated Paperboard business, previously presented in the Company's Consumer Packaging business segment, as part of the Industrial Packaging business segment. As such, amounts related to the European Coated Paperboard business have been presented in the Industrial Packaging business segment for all periods presented. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

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

The Company also holds a 50% interest in Ilim that is a separate reportable industry segment. The Company recorded equity earnings (losses), net of taxes, of $183 million, $199 million, and $131 million in 2017, 2016, and 2015, respectively, for Ilim. Equity earnings (losses) includes an after-tax foreign exchange gain (loss) of $15 million, $25 million, and $(75) million in 2017, 2016 and 2015, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt.

Summarized financial information for Ilim which is accounted for under the equity method is presented in the following tables. The audited U.S. GAAP financial statements for Ilim are included in Exhibit 99.1 to this Form 10-K.

Balance Sheet

In millions	2017	2016
Current assets	$689	$774
Noncurrent assets	1,696	1,351
Current liabilities	1,039	402
Noncurrent liabilities	972	1,426
Noncontrolling interests	6	22

Income Statement

In millions	2017	2016	2015
Net sales	$2,150	$1,927	$1,931
Gross profit	1,047	957	971
Income from continuing operations	379	419	254
Net income attributable to Ilim	362	391	237

At December 31, 2017 and 2016, the Company's investment in Ilim, which is recorded in Investments in the consolidated balance sheet, was $338 million and $302 million, respectively, which was $154 million and $164 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with Ilim, under which the Company purchases, markets and sells paper produced by Ilim. Purchases under this agreement were $205 million, $170 million and $170 million for the years ended December 31, 2017, 2016 and 2015, respectively.

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2017	2016	2015
Industrial Packaging	$15,077	$14,226	$14,559
Global Cellulose Fibers	2,551	1,092	975
Printing Papers	4,157	4,058	4,056
Corporate and Intersegment Sales (a)	(42)	119	1,085
Net Sales	$21,743	$19,495	$20,675

Operating Profit

In millions	2017	2016	2015
Industrial Packaging	$1,547	$1,741	$1,938
Global Cellulose Fibers	65	(179)	68
Printing Papers	457	540	465
Business Segment Operating Profit	2,069	2,102	2,471

Earnings (loss) from continuing operations before income taxes and equity earnings	848	795	1,132
Interest expense, net	572	520	555
Noncontrolling interests / equity earnings adjustment (b)	(2)	1	8
Corporate items, net (a)	91	121	96
Corporate special items, net (a)	76	55	422
Non-operating pension expense	484	610	258
	$2,069	$2,102	$2,471

Restructuring and Other Charges

In millions	2017	2016	2015
Industrial Packaging	$—	$7	$—
Global Cellulose Fibers	—	—	—
Printing Papers	—	—	—
Corporate (c)	67	47	252
Restructuring and Other Charges	$67	$54	$252

Assets

In millions	2017	2016
Industrial Packaging	$15,354	$14,707
Global Cellulose Fibers	3,913	3,845
Printing Papers	4,054	3,965
Corporate and other (d)	10,582	10,576
Assets	$33,903	$33,093

Capital Spending

In millions	2017	2016	2015
Industrial Packaging	$836	$832	$871
Global Cellulose Fibers	188	174	129
Printing Papers	235	215	232
Subtotal	1,259	1,221	1,232
Corporate and other (e)	21	20	78
Capital Spending	$1,280	$1,241	$1,310

Depreciation, Amortization and Cost of Timber Harvested (f)

In millions	2017	2016	2015
Industrial Packaging	$781	$730	$739
Global Cellulose Fibers	261	108	73
Printing Papers	245	232	234
Corporate (g)	56	54	121
Depreciation and Amortization	$1,343	$1,124	$1,167

External Sales By Major Product

In millions	2017	2016	2015
Industrial Packaging	$14,946	$14,142	$14,496
Global Cellulose Fibers	2,524	1,090	986
Printing Papers	4,142	4,062	4,082
Other (h)	131	201	1,111
Net Sales	$21,743	$19,495	$20,675

INFORMATION BY GEOGRAPHIC AREA
Net Sales (i)

In millions	2017	2016	2015
United States (j)	$16,247	$14,363	$14,875
EMEA	3,129	2,852	2,759
Pacific Rim and Asia	625	699	1,501
Americas, other than U.S.	1,742	1,581	1,540
Net Sales	$21,743	$19,495	$20,675

Long-Lived Assets (k)

In millions	2017	2016
United States	$10,545	$10,532
EMEA	1,302	1,009
Pacific Rim and Asia	236	246
Americas, other than U.S.	1,630	1,672
Long-Lived Assets	$13,713	$13,459

(a)
Includes sales of $15 million in 2017, $42 million in 2016 and $931 million in 2015, operating profits (losses) of $0 million in 2017, $(2) million in 2016 and $(62) million in 2015, and corporate special items expense of $9 million in 2017, $9 million in 2016 and $184 million in 2015, from previously divested businesses.

(b)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(c)	Includes corporate expenses and expenses of $9 million in 2017, $9 million in 2016 and $10 million in 2015, from previously divested businesses.

(d)	Includes corporate assets, assets of businesses held for sale and assets of previously divested businesses.

(e)	Includes corporate assets and assets of previously divested businesses of $0 million in 2017, $1 million in 2016 and $26 million in 2015.

(f)	Excludes accelerated depreciation related to the closure and/or repurposing of mills.

(g)	Includes $1 million in 2017, $2 million in 2016 and $74 million in 2015 from previously divested businesses.

(h)	Includes $15 million in 2017, $42 million in 2016, and $930 million in 2015 from previously divested businesses.

(i)	Net sales are attributed to countries based on the location of the seller.

(j)	Export sales to unaffiliated customers were $2.9 billion in 2017, $1.8 billion in 2016 and $1.8 billion in 2015.

(k)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2017
Net sales	$5,132		$5,383		$5,517		$5,711		$21,743
Earnings (loss) from continuing operations before income taxes and equity earnings	217	(a)	(23)	(a)	457	(a)	197	(a)	848	(a)
Gain (loss) from discontinued operations	17	(b)	(4)	(b)	29	(b)	(8)	(b)	34	(b)
Net earnings (loss) attributable to International Paper Company	209	(a-c)	80	(a-c)	395	(a-c)	1,460	(a-c)	2,144	(a-c)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.47	(a)	$0.20	(a)	$0.89	(a)	$3.56	(a)	$5.11	(a)
Gain (loss) from discontinued operations	0.04	(b)	(0.01)	(b)	0.07	(b)	(0.02)	(b)	0.08	(b)
Net earnings (loss)	0.51	(a-c)	0.19	(a-c)	0.96	(a-c)	3.54	(a-c)	5.19	(a-c)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.46	(a)	0.20	(a)	0.88	(a)	3.52	(a)	5.05	(a)
Gain (loss) from discontinued operations	0.04	(b)	(0.01)	(b)	0.07	(b)	(0.02)	(b)	0.08	(b)
Net earnings (loss)	0.50	(a-c)	0.19	(a-c)	0.95	(a-c)	3.50	(a-c)	5.13	(a-c)
Dividends per share of common stock	0.4625		0.4625		0.4625		0.4750		1.8625
Common stock prices
High	$58.86		$57.24		$58.95		$58.96		$58.96
Low	49.62		49.60		51.28		53.10		49.60
2016
Net sales	$4,717		$4,914		$4,864		$5,000		$19,495
Earnings (loss) from continuing operations before income taxes and equity earnings	307	(d)	(76)	(d)	320	(d)	244	(d)	795	(d)
Gain (loss) from discontinued operations	4	(e)	40	(e)	34	(e)	24	(e)	102	(e)
Net earnings (loss) attributable to International Paper Company	334	(d-f)	40	(d-f)	312	(d-f)	218	(d-f)	904	(d-f)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.80	(d)	$0.00	(d)	$0.68	(d)	$0.47	(d)	$1.95	(d)
Gain (loss) from discontinued operations	0.01	(e)	0.10	(e)	0.08	(e)	0.06	(e)	0.25	(e)
Net earnings (loss)	0.81	(d-f)	0.10	(d-f)	0.76	(d-f)	0.53	(d-f)	2.20	(d-f)
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.80	(d)	0.00	(d)	0.67	(d)	0.47	(d)	1.93	(d)
Gain (loss) from discontinued operations	0.01	(e)	0.10	(e)	0.08	(e)	0.06	(e)	0.25	(e)
Net earnings (loss)	0.81	(d-f)	0.10	(d-f)	0.75	(d-f)	0.53	(d-f)	2.18	(d-f)
Dividends per share of common stock	0.4400		0.4400		0.4400		0.4625		1.7825
Common stock prices
High	$42.09		$44.60		$49.90		$54.68		$54.68
Low	32.50		39.24		41.08		43.55		32.50

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidated financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results

(a)	Includes the following pre-tax charges (gains):

	2017
In millions	Q1	Q2	Q3	Q4
Gain on sale of investment in ArborGen	$—	$(14)	$—	$—
Costs associated with the pulp business acquired in 2016	4	5	6	18
Amortization of Weyerhaeuser inventory fair value step-up	14	—	—	—
Holmen bargain purchase gain	(6)	—	—	—
Abandoned property removal	2	5	7	6
Kleen Products settlement	—	354	—	—
Asia Foodservice sale	—	9	—	—
Brazil Packaging wood supply accelerated amortization	—	—	10	—
Debt extinguishment costs	—	—	—	83
Interest income on income tax refund claims	—	(4)	—	(1)
Other items	—	(2)	—	—
Non-operating pension expense	31	34	33	386
Total	$45	$387	$56	$492

(b) Includes the operating earnings of the North American Consumer Packaging business for the full year. Also includes the following pre-tax charges (gains):

	2017
In millions	Q1	Q2	Q3	Q4
North American Consumer Packaging transaction costs	$—	$—	$—	$17
Non-operating pension expense	—	—	—	45
Total	$—	$—	$—	$62

(c) Includes the following tax expenses (benefits):

	2017
In millions	Q1	Q2	Q3	Q4
International legal entity restructuring	$15	$—	$19	$—
Income tax refund claims	—	(85)	—	(28)
Cash pension contribution	—	38	—	—
International Tax Law Change	—	—	—	9
Tax benefit of Tax Cuts and Jobs Act	—	—	—	(1,222)
Tax impact of other special items	(8)	(137)	(8)	(41)
Total	$7	$(184)	$11	$(1,282)
(d) Includes the following pre-tax charges (gains):

	2016
In millions	Q1	Q2	Q3	Q4
Riegelwood mill conversion costs	$9	$—	$—	$—
India Packaging evaluation write-off	—	—	17	—
Early debt extinguishment costs	—	—	29	—
Write-off of certain regulatory pre-engineering costs	—	—	8	—
Costs associated with the newly acquired pulp business	—	5	7	19
Asia Box impairment / restructuring	37	28	5	—
Gain on sale of investment in Arizona Chemical	(8)	—	—	—
Turkey mill closure	—	—	—	7
Amortization of Weyerhaeuser inventory fair value step-up	—	—	—	19
Non-operating pension expense	44	487	42	37
Total	$82	$520	$108	$82
(e) Includes the operating earnings of the North American Consumer Packaging business for the full year and a pre-tax charge of $8 million for a legal settlement associated with the xpedx business.
(f) Includes the following tax expenses (benefits):

	2016
In millions	Q1	Q2	Q3	Q4
Cash pension contribution	$—	$23	$—	$—
U.S. Federal audit	(14)	—	—	—
Brazil goodwill	(57)	—	—	—
International legal entity restructuring	—	(6)	—	—
Luxembourg tax rate change	—	—	—	31
Tax impact of other special items	(3)	(10)	(24)	(14)
Total	$(74)	$7	$(24)	$17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined by Rule 13a-15 under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
As of December 31, 2017, management has assessed the effectiveness of the Company’s internal control over financial reporting. In a report included on pages 37 and 38, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional Financial Data
2017, 2016 and 2015

Consolidated Schedule: II-Valuation and Qualifying Accounts.	89

(2.1)
Purchase Agreement dated as of May 1, 2016, between Weyerhaeuser NR Company and International Paper Company (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

(2.2)
Transaction Agreement, dated October 23, 2017, by and among the Company, Graphic Packaging Holding Company, Gazelle Newco LLC and Graphic Packaging International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 24, 2017).

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

(4.10)
Supplemental Indenture (including the form of Notes), dated as of August 9, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 9, 2017).

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

(10.3)	Form of Restricted Stock Award Agreement. * +

(10.4)	Form of Restricted Stock Unit Award Agreement (cash settled). * +

(10.5)	Form of Restricted Stock Unit Award Agreement (stock settled). * +

(10.6)	Form of Performance Share Plan award certificate. * +

(10.7)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

(10.8)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.9)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.10)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.11)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.12)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.13)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.14)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.15)
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

(10.17)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all named executive officers) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.18)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.19)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.20)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.21)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.22)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.23)
Five-Year Credit Agreement dated as of December 12, 2016, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 6, 2017).

(10.24)
Settlement Agreement dated June 27, 2017, by and between International Paper Company, Temple-Inland Inc., n/k/a Temple-Inland LLC, TIN Inc., n/k/a TIN LLC, and Weyerhaeuser Company, and Kleen Products LLC, R.P.R. Enterprises, Inc., Mighty Pac, Inc., Ferraro Foods, Inc., Ferraro Foods of North Carolina, LLC, MTM Packaging Solutions of Texas, LLC, RHE Hatco, Inc., and Chandler Packaging, Inc., the plaintiff class representatives, both individually and on behalf of the plaintiff class (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

(10.25)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). Confidential treatment has been granted for certain information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(10.26)
Credit Agreement, dated December 8, 2017, by and among the Company, Bank of America, N.A. and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2017).

(11)	Statement of Computation of Per Share Earnings. *

(12)	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends. *

(21)	Subsidiaries and Joint Ventures.*

(23.1)	Consent of Independent Registered Public Accounting Firm. *

(23.2)	Consent of Independent Auditors. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017). *

(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Glenn R. Landau, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(99.1)	Audited Financial Statements for Ilim Holding S.A. and its subsidiaries as of and for the year ended December 31, 2017 and 2016. *

(101.INS)	XBRL Instance Document *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
INTERNATIONAL PAPER COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In millions)

	For the Year Ended December 31, 2017
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$70	$5	$—	(2)(a)	$73
Restructuring reserves	6	—	—	(4)(b)	2

	For the Year Ended December 31, 2016
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$70	$9	$—	(9)(a)	$70
Restructuring reserves	10	3	—	(7)(b)	6

	For the Year Ended December 31, 2015
	Balance at Beginning of Period	Additions Charged to Earnings	Additions Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
Description
Reserves Applied Against Specific Assets Shown on Balance Sheet:
Doubtful accounts – current	$82	$11	$—	(23)(a)	$70
Restructuring reserves	16	5	—	(11)(b)	10

(a)	Includes write-offs, less recoveries, of accounts determined to be uncollectible and other adjustments.

(b)	Includes payments and deductions for reversals of previously established reserves that were no longer required.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

February 22, 2018
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 22, 2018
Mark S. Sutton

/S/ DAVID J. BRONCZEK	Director	February 22, 2018
David J. Bronczek

/S/ WILLIAM J. BURNS	Director	February 22, 2018
Willliam J. Burns

/S/ CHRISTOPHER M. CONNOR	Director	February 22, 2018
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 22, 2018
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 22, 2018
Ilene S. Gordon

/S/ JACQUELINE C. HINMAN	Director	February 22, 2018
Jacqueline C. Hinman

/S/ JAY L. JOHNSON	Director	February 22, 2018
Jay L. Johnson

/s/ CLINTON A. LEWIS, JR.	Director	February 22, 2018
Clinton A. Lewis, Jr.

/S/ KATHRYN D. SULLIVAN	Director	February 22, 2018
Kathryn D. Sullivan

/S/ JOHN L. TOWNSEND III	Director	February 22, 2018
John L. Townsend III

/S/ J. STEVEN WHISLER	Director	February 22, 2018
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 22, 2018
Ray G. Young

/S/ GLENN R. LANDAU	Senior Vice President and Chief Financial Officer	February 22, 2018
Glenn R. Landau

/S/ VINCENT P. BONNOT	Vice President – Finance and Controller	February 22, 2018
Vincent P. Bonnot

APPENDIX I
2017 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Savannah, Georgia	Tracy, California
	Cayuga, Indiana	Golden, Colorado
Uncoated Papers	Cedar Rapids, Iowa	Wheat Ridge, Colorado
U.S.:	Henderson, Kentucky	Putnam, Connecticut
Selma, Alabama (Riverdale Mill)	Maysville, Kentucky	Orlando, Florida
Ticonderoga, New York	Bogalusa, Louisiana	Plant City, Florida
Eastover, South Carolina	Campti, Louisiana	Tampa, Florida leased
Georgetown, South Carolina	Mansfield, Louisiana	Columbus, Georgia
Sumter, South Carolina	Vicksburg, Mississippi	Forest Park, Georgia
	Valliant, Oklahoma	Griffin, Georgia
International:	Springfield, Oregon	Kennesaw, Georgia leased
Luiz Antônio, São Paulo, Brazil	Orange, Texas	Lithonia, Georgia
Mogi Guacu, São Paulo, Brazil		Savannah, Georgia
Três Lagoas, Mato Grosso do Sul, Brazil	International:	Stone Mountain, Georgia leased
Saillat, France	Franco da Rocha, São Paulo, Brazil	Tucker, Georgia
Kadiam, India	Nova Campina, São Paulo, Brazil	Aurora, Illinois (3 locations)
Rajahmundry, India	Paulinia, São Paulo, Brazil	Bedford Park, Illinois (2 locations) 1 leased
Kwidzyn, Poland	Veracruz, Mexico	Belleville, Illinois
Svetogorsk, Russia	Kenitra, Morocco	Carol Stream, Illinois
	Madrid, Spain	Des Plaines, Illinois
GLOBAL CELLULOSE FIBERS		Lincoln, Illinois
	Corrugated Container	Montgomery, Illinois
Pulp	U.S.:	Northlake, Illinois
U.S.:	Bay Minette, Alabama	Rockford, Illinois
Cantonment, Florida (Pensacola Mill)	Decatur, Alabama	Butler, Indiana
Flint River, Georgia	Dothan, Alabama leased	Crawfordsville, Indiana
Port Wentworth, Georgia	Huntsville, Alabama	Fort Wayne, Indiana
Columbus, Mississippi	Conway, Arkansas	Hammond, Indiana
New Bern, North Carolina	Fort Smith, Arkansas (2 locations)	Indianapolis, Indiana (2 locations)
Riegelwood, North Carolina	Russellville, Arkansas (2 locations)	Saint Anthony, Indiana
Eastover, South Carolina	Tolleson, Arizona	Tipton, Indiana
Georgetown, South Carolina	Yuma, Arizona	Cedar Rapids, Iowa
Franklin, Virginia	Anaheim, California	Waterloo, Iowa
	Buena Park, California leased	Garden City, Kansas
International:	Camarillo, California	Kansas City, Kansas
Grand Prairie, Albert, Canada	Carson, California	Bowling Green, Kentucky
Saillat, France	Cerritos, California leased	Lexington, Kentucky
Gdansk, Poland	Compton, California	Louisville, Kentucky
Kwidzyn, Poland	Elk Grove, California	Walton, Kentucky
Svetogorsk, Russia	Exeter, California	Bogalusa, Louisiana
	Gilroy, California (2 locations)	Lafayette, Louisiana
INDUSTRIAL PACKAGING	Los Angeles, California	Shreveport, Louisiana
	Modesto, California	Springhill, Louisiana
Containerboard	Ontario, California	Auburn, Maine
U.S.:	Salinas, California	Three Rivers, Michigan
Pine Hill, Alabama	Sanger, California	Arden Hills, Minnesota
Prattville, Alabama	San Leandro, California leased	Austin, Minnesota
Cantonment, Florida (Pensacola Mill)	Santa Fe Springs, California (2 locations)	Fridley, Minnesota
Rome, Georgia	Stockton, California	Minneapolis, Minnesota leased

Shakopee, Minnesota	Laurens, South Carolina	Silao, Mexico
White Bear Lake, Minnesota	Lexington, South Carolina	Villa Nicolas Romero, Mexico
Houston, Mississippi	Ashland City, Tennessee leased	Zapopan, Mexico
Jackson, Mississippi	Cleveland, Tennessee	Agadir, Morocco
Magnolia, Mississippi leased	Elizabethton, Tennessee leased	Casablanca, Morocco
Olive Branch, Mississippi	Morristown, Tennessee	Kenitra, Morocco
Fenton, Missouri	Murfreesboro, Tennessee	Tangier, Morocco
Kansas City, Missouri	Amarillo, Texas	Almeria, Spain
Maryland Heights, Missouri	Carrollton, Texas (2 locations)	Barcelona, Spain
North Kansas City, Missouri leased	Edinburg, Texas	Bilbao, Spain
St. Joseph, Missouri	El Paso, Texas	Gandia, Spain
St. Louis, Missouri	Ft. Worth, Texas leased	Las Palmas, Spain
Omaha, Nebraska	Grand Prairie, Texas	Madrid, Spain
Barrington, New Jersey	Hidalgo, Texas	Tenerife, Spain
Bellmawr, New Jersey	McAllen, Texas	Adana, Turkey
Milltown, New Jersey	San Antonio, Texas (2 locations)	Bursa. Turkey
Spotswood, New Jersey	Sealy, Texas	Corlu, Turkey
Thorofare, New Jersey	Waxahachie, Texas	Corum, Turkey
Binghamton, New York	Lynchburg, Virginia	Gebze, Turkey
Buffalo, New York	Petersburg, Virginia	Izmir, Turkey
Rochester, New York	Richmond, Virginia
Scotia, New York	Moses Lake, Washington	Recycling
Utica, New York	Olympia, Washington	U.S.:
Charlotte, North Carolina (2 locations) 1 leased	Yakima, Washington	Phoenix, Arizona
Lumberton, North Carolina	Fond du Lac, Wisconsin	Fremont, California
Manson, North Carolina	Manitowoc, Wisconsin	Norwalk, California
Newton, North Carolina		West Sacramento, California
Statesville, North Carolina	International:	Itasca, Illinois
Byesville, Ohio	Manaus, Amazonas, Brazil	Des Moines, Iowa
Delaware, Ohio	Paulinia, São Paulo, Brazil	Wichita, Kansas
Eaton, Ohio	Rio Verde, Goias, Brazil	Roseville, Minnesota
Madison, Ohio	Suzano, São Paulo, Brazil	Omaha, Nebraska
Marion, Ohio	Rancagua, Chile	Charlotte, North Carolina
Marysville, Ohio leased	Arles, France	Beaverton, Oregon
Middletown, Ohio	Chalon-sur-Saone, France	Springfield, Oregon leased
Mt. Vernon, Ohio	Creil, France	Carrollton, Texas
Newark, Ohio	LePuy, France (Espaly Box Plant)	Salt Lake City, Utah
Streetsboro, Ohio	Mortagne, France	Richmond, Virginia
Wooster, Ohio	Guadeloupe, French West Indies	Kent, Washington
Oklahoma City, Oklahoma	Bellusco, Italy
Beaverton, Oregon (3 locations)	Catania, Italy	International:
Hillsboro, Oregon	Pomezia, Italy	Monterrey, Mexico leased
Portland, Oregon	San Felice, Italy	Xalapa, Veracruz, Mexico leased
Salem, Oregon leased	Apodaco (Monterrey), Mexico leased
Biglerville, Pennsylvania (2 locations)	Ixtaczoquitlan, Mexico	Bags
Eighty-four, Pennsylvania	Juarez, Mexico leased	U.S.:
Hazleton, Pennsylvania	Los Mochis, Mexico	Buena Park, California
Kennett Square, Pennsylvania	Puebla, Mexico leased	Beaverton, Oregon
Lancaster, Pennsylvania	Reynosa, Mexico	Grand Prairie, Texas
Mount Carmel, Pennsylvania	San Jose Iturbide, Mexico
Georgetown, South Carolina	Santa Catarina, Mexico

CONSUMER PACKAGING	DISTRIBUTION

Coated Paperboard	IP Asia
U.S.:	International:
Augusta, Georgia [2]	Guangzhou, China
Prosperity, South Carolina [2]	Hong Kong, China
Texarkana, Texas [2]	Shanghai, China
Japan
International:	Korea
Kwidzyn, Poland	Singapore
Svetogorsk, Russia	Taiwan
Thailand
Foodservice	Vietnam
U.S.:
Visalia, California [2]	FOREST PRODUCTS
Shelbyville, Illinois [2]
Kenton, Ohio [2]	Forest Resources
International:
International:	Approximately 329,400 acres
Shanghai, China [1]	in Brazil
Tianjin, China [1]
Bogota, Colombia
Cheshire, England leased [2]

1) Sold September 2017
2) Transferred January 2018

APPENDIX II
2017 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	India	Total
Industrial Packaging
Containerboard (a)	13,488	45	363	—	13,896
Coated Paperboard	—	431	—	—	431
Total Industrial Packaging	13,488	476	363	—	14,327
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,912	302	535	—	3,749
Printing Papers
Uncoated Freesheet & Bristols (b)	1,990	1,193	1,135	266	4,584
Newsprint	—	312	—	—	312
Total Printing Papers	1,990	1,505	1,135	266	4,896

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.
(b) In addition to Uncoated Freesheet and Bristols, includes bleached multiwall bag and plate.

Forest Resources
We own, manage or have an interest in approximately 1.4 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	329
We have harvesting rights in:
Russia	1,047
Poland	—
Total	1,376

A-4