Form 10-Q
period 2018-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2018-05-08
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 27, 2018 was 414,091,479.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net Sales	$5,621	$5,132
Costs and Expenses
Cost of products sold	3,948	3,638
Selling and administrative expenses	421	393
Depreciation, amortization and cost of timber harvested	325	320
Distribution expenses	366	348
Taxes other than payroll and income taxes	44	42
Restructuring and other charges	22	—
Net bargain purchase gain on acquisition of business	—	(6)
Interest expense, net	135	142
Non-operating pension expense	4	38
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	356	217
Income tax provision (benefit)	89	73
Equity earnings (loss), net of taxes	95	48
Earnings (Loss) From Continuing Operations	362	192
Discontinued operations, net of taxes	368	17
Net Earnings (Loss)	730	209
Less: Net earnings (loss) attributable to noncontrolling interests	1	—
Net Earnings (Loss) Attributable to International Paper Company	$729	$209
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.87	$0.47
Discontinued operations, net of taxes	0.89	0.04
Net earnings (loss)	$1.76	$0.51
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.86	$0.46
Discontinued operations, net of taxes	0.88	0.04
Net earnings (loss)	$1.74	$0.50
Average Shares of Common Stock Outstanding – assuming dilution	418.2	416.0
Cash Dividends Per Common Share	$0.4750	$0.4625
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$361	$192
Discontinued operations, net of taxes	368	17
Net earnings (loss)	$729	$209
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Net Earnings (Loss)	$730	$209
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	66	57
Pension and postretirement liability adjustments:
Non-U.S. plans	—	(1)
Change in cumulative foreign currency translation adjustment	42	148
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(3)	9
Reclassification adjustment for (gains) losses included in net earnings (loss)	(2)	(2)
Total Other Comprehensive Income (Loss), Net of Tax	103	211
Comprehensive Income (Loss)	833	420
Net (earnings) loss attributable to noncontrolling interests	(1)	—
Other comprehensive (income) loss attributable to noncontrolling interests	—	(1)
Comprehensive Income (Loss) Attributable to International Paper Company	$832	$419
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,141	$1,018
Accounts and notes receivable, net	3,416	3,287
Contract assets	388	—
Inventories	2,057	2,313
Assets held for sale	—	1,377
Other current assets	258	282
Total Current Assets	7,260	8,277
Plants, Properties and Equipment, net	13,335	13,265
Forestlands	453	448
Investments	1,490	390
Financial Assets of Special Purpose Entities (Note 15)	7,056	7,051
Goodwill	3,414	3,411
Deferred Charges and Other Assets	1,022	1,061
Total Assets	$34,030	$33,903
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$587	$311
Accounts payable	2,534	2,458
Accrued payroll and benefits	352	485
Liabilities held for sale	—	805
Other accrued liabilities	992	1,043
Total Current Liabilities	4,465	5,102
Long-Term Debt	10,759	10,846
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 15)	6,293	6,291
Deferred Income Taxes	2,480	2,291
Pension Benefit Obligation	1,893	1,939
Postretirement and Postemployment Benefit Obligation	317	326
Other Liabilities	558	567
Equity
Common stock, $1 par value, 2018 – 448.9 shares and 2017 – 448.9 shares	449	449
Paid-in capital	6,175	6,206
Retained earnings	6,783	6,180
Accumulated other comprehensive loss	(4,530)	(4,633)
	8,877	8,202
Less: Common stock held in treasury, at cost, 2018 – 34.8 shares and 2017 – 36.0 shares	1,632	1,680
Total International Paper Shareholders’ Equity	7,245	6,522
Noncontrolling interests	20	19
Total Equity	7,265	6,541
Total Liabilities and Equity	$34,030	$33,903
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net earnings (loss)	$730	$209
Depreciation, amortization and cost of timber harvested	325	345
Deferred income tax provision (benefit), net	157	7
Restructuring and other charges	22	—
Net gain on transfer of North American Consumer Packaging business to Graphic Packaging	(516)	—
Net bargain purchase gain on acquisition of business	—	(6)
Ilim dividends received	116	127
Equity (earnings) loss, net	(95)	(48)
Periodic pension expense, net	42	78
Other, net	14	45
Changes in current assets and liabilities
Accounts and notes receivable	(122)	(57)
Contract assets	(22)	—
Inventories	21	(15)
Accounts payable and accrued liabilities	11	22
Interest payable	(34)	(18)
Other	14	(56)
Cash Provided By (Used For) Operations	663	633
Investment Activities
Invested in capital projects	(489)	(374)
Proceeds from divestitures, net of cash divested	1	—
Proceeds from sale of fixed assets	1	1
Other	(2)	(27)
Cash Provided By (Used For) Investment Activities	(489)	(400)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(31)	(46)
Issuance of debt	223	186
Reduction of debt	(34)	(227)
Change in book overdrafts	(17)	(6)
Dividends paid	(197)	(191)
Cash Provided By (Used For) Financing Activities	(56)	(284)
Effect of Exchange Rate Changes on Cash	5	16
Change in Cash and Temporary Investments	123	(35)
Cash and Temporary Investments
Beginning of period	1,018	1,033
End of period	$1,141	$998
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which have previously been filed with the Securities and Exchange Commission.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The objective of this new guidance is the improvement of the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in this guidance make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The Company early adopted the provisions of this guidance on January 1, 2018, with no material impact on the financial statements.

Retirement Benefits

The Company adopted the provision of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" on January 1, 2018. Under this new guidance, employers present the service costs component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component is eligible for capitalization in assets. Employers present the other components separately from the line items(s) that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the line(s) used to present the other components of net periodic benefit cost are required if the components are not presented separately in the income statement. The following table details the impact of the retrospective adoption of this standard on 2017 first quarter amounts reported in the accompanying condensed consolidated statement of operations and on full-year amounts for 2017, 2016 and 2015 reported in in the Company's 2017 Form 10-K. The retrospective adoption had no impact on Net earnings (loss).

Condensed Consolidated Statement of Operations
	Three Months Ended March 31, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$3,669	$(31)	$3,638
Selling and administrative expenses	400	(7)	393
Non-operating pension expense	—	38	38

	Year Ended December 31, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$15,300	$(499)	$14,801
Selling and administrative expenses	1,653	(32)	1,621
Non-operating pension expense	—	531	531

	Year Ended December 31, 2016
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$14,057	$(639)	$13,418
Selling and administrative expenses	1,484	(26)	1,458
Non-operating pension expense	—	665	665

	Year Ended December 31, 2015
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$14,313	$(270)	$14,043
Selling and administrative expenses	1,539	(43)	1,496
Non-operating pension expense	—	313	313

Business Combinations

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." Under the new guidance, an entity must first determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If this threshold is not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. This guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The Company adopted the provisions of this guidance on January 1, 2018 with no material impact on the financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This ASU requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period in which the transfer occurs rather than defer the income tax effects which is current practice. This new guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The guidance requires companies to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. The Company adopted the provisions of this guidance on January 1, 2018, with no material impact on the financial statements.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." This guidance clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under this guidance, entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. This guidance was effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. The Company adopted the provisions of this guidance on January 1, 2018, with no material impact on the financial statements.

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

The Company has formed a global implementation team, including representatives from accounting, tax, legal, global sourcing, information technology, policies and controls and operations. Surveys were developed and utilized to gather initial information regarding existing leases and the various processes that currently exist to procure, track and account for leases globally. The implementation team has selected and began working with a third-party vendor to implement a lease accounting solution to deliver the accounting and disclosures required under the new lease accounting guidance.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue recognition standard ASC 606, "Revenue from Contracts With Customers," (new revenue standard) and all related amendments, using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of Retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company recorded a net increase to opening Retained earnings of $73 million as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our customized products. The impacts of the adoption of the new revenue standard on the Company's condensed consolidated financial statements were as follows:

Condensed Consolidated Statement of Operations
	Three Months Ended March 31, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net sales	$5,621	$5,599	$22
Cost of products sold	3,948	3,932	16
Distribution expenses	366	367	(1)
Income tax provision (benefit), net	89	87	2
Earnings (loss) from continuing operations	362	357	5
Net earnings (loss)	730	725	5
Earnings per share attributable to International Paper Company Shareholders
Basic	$1.76	$1.75	$0.01
Diluted	1.74	1.73	0.01

Condensed Consolidated Balance Sheet
	March 31, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Contract assets	$388	$—	$388
Inventories	2,057	2,324	(267)
Other current assets	258	274	(16)
Other accrued liabilities	992	975	17
Deferred income taxes	2,480	2,470	10
Retained earnings	6,783	6,705	78

Condensed Consolidated Statement of Cash Flows
	Three Months Ended March 31, 2018
In millions	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net earnings (loss)	$730	$725	$5
Deferred income tax provision (benefit), net	157	171	(14)
Contract assets	(22)	—	(22)
Inventories	21	5	16
Accounts payable and accrued liabilities	11	12	(1)
Other	14	(2)	16

Historically, the Company has recognized all of its revenue on a point-in-time basis across its businesses. The trigger for International Paper's point-in-time recognition is when the customer takes title to the goods and assumes the risks and rewards for the goods. As such, the adoption of ASC 606 did not have a material impact on the Company's revenue recognition for point-in-time goods. However, across the majority of our businesses, there are certain goods designed to customers' unique specifications, including customer logos and labels (customized goods). Due to the manually intensive process and significant costs that would be required to rework these products, and in many cases contractual restrictions, the Company has determined that these products do not have an alternative future use under ASC 606.

The majority of the customized goods discussed above are covered by non-cancelable purchase orders or customer agreements and the Company has determined that in most cases, it does have an enforceable right to payment for these goods. As such, the Company's adoption of ASC 606 resulted in the acceleration of revenue for customized products without an alternative future use and where the Company has a legally enforceable right to payment for production of products completed to date. The Company now records a contract asset for revenue recognized on our customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss for the products passes to the customer.

Due to the recurring nature of our sales of these customized goods, the impact of adopting ASC 606 is not expected to have a material impact on our operations or our cash flows in any period.

NOTE 3 - REVENUE RECOGNITION

Disaggregated Revenue

A geographic disaggregation of revenues across our company segmentation in the following table provides information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	Three Months Ended March 31, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,102	$545	$440	$58	$4,145
EMEA	452	75	336	(5)	858
Pacific Rim and Asia	34	57	64	16	171
Americas, other than U.S.	239	—	213	(5)	447
Total	$3,827	$677	$1,053	$64	$5,621

Operating Segments
North American Industrial Packaging	$3,369	$—	$—	$—	$3,369
EMEA Industrial Packaging	362	—	—	—	362
Brazilian Industrial Packaging	62	—	—	—	62
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	677	—	—	677
North American Printing Papers	—	—	458	—	458
Brazilian Papers	—	—	229	—	229
European Papers	—	—	319	—	319
Indian Papers	—	—	52	—	52
Intra-segment Eliminations	(58)	—	(5)	—	(63)
Corporate & Inter-segment Sales	—	—	—	64	64
Total	$3,827	$677	$1,053	$64	$5,621

(a) Net sales are attributed to countries based on the location of the seller.

The nature of the Company's contracts can vary based on the business, customer type and region; however, in all instances it is International Paper's customary business practice to receive a valid order from the customer, in which each parties' rights and related payment terms are clearly identifiable.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)

Beginning Balance - January 1, 2018	$366	$53
Ending Balance - March 31, 2018	388	38
Increase / (Decrease)	$22	$(15)

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the timing difference between the Company's performance and the point at which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

Performance Obligations and Significant Judgments

International Paper's principal business is to manufacture and sell fiber-based packaging, pulp and paper goods. As a general rule, none of our businesses provide equipment installation or other ancillary services outside producing and shipping packaging, pulp and paper goods to customers.

The Company's revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily cash discounts and volume rebates. International Paper offers early payment discounts to customers across the Company's businesses. The Company estimates the expected cash discounts and other customer refunds based on the historical experience across the Company's portfolio of customers to record reductions in revenue which is consistent with the most likely amount method outlined in ASC 606. Management has concluded that this method is the best estimate of the consideration the Company will be entitled to from its customers.

Contracts or purchase orders with customers could include a single type of product or it could include multiple types/grades of products. Regardless, the contracted price with the customer is agreed to at the individual product level outlined in the customer contracts or purchase orders. The Company does not bundle prices; however, we do negotiate with customers on pricing and rebates for the same products based on a variety of factors (e.g. level of contractual volume, geographical location, etc.). Management has concluded that the prices negotiated with each individual customer are representative of the stand-alone selling price of the product.

Generally, the Company recognizes revenue on a point in time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. Related to customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which in this case, is generally as the goods are produced.

Practical Expedients and Exemptions

As part of our adoption of the new revenue standard, the Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period of the asset the Company would recognize is one year or less and not record interest income or interest expense when the difference in timing of control transfer and customer payment is one year or less. The election of these practical expedients results in accounting treatments consistent with our historical accounting policies and therefore, these elections and expedients do not have a material impact on comparability of our financial statements.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2018 and 2017 is provided below:

	Three Months Ended March 31,
	2018			2017
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,522	$19	$6,541	$4,341	$18	$4,359
Adoption of ASC 606 revenue from contracts with customers	73	—	73	—	—	—
Issuance of stock for various plans, net	38	—	38	54	—	54
Repurchase of stock	(31)	—	(31)	(46)	—	(46)
Common stock dividends ($.4750 per share in 2018 and $.4625 per share in 2017)	(199)	—	(199)	(195)	—	(195)
Transactions of equity method investees	10	—	10	2	—	2
Comprehensive income (loss)	832	1	833	419	1	420
Ending Balance, March 31	$7,245	$20	$7,265	$4,575	$19	$4,594

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three-months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
In millions	2018	2017
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,527)	$(3,072)
Other comprehensive income (loss) before reclassifications	—	(1)
Amounts reclassified from accumulated other comprehensive income	66	57
Balance at end of period	(2,461)	(3,016)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,111)	(2,287)
Other comprehensive income (loss) before reclassifications	40	148
Amounts reclassified from accumulated other comprehensive income	2	—
Other comprehensive income (loss) attributable to noncontrolling interest	—	(1)
Balance at end of period	(2,069)	(2,140)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	5	(3)
Other comprehensive income (loss) before reclassifications	(3)	9
Amounts reclassified from accumulated other comprehensive income	(2)	(2)
Balance at end of period	—	4
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,530)	$(5,152)

The following table presents details of the reclassifications out of AOCI for the three-months ended March 31, 2018 and 2017:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2018	2017
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(6)	(a)	Non-operating pension expense
Actuarial gains (losses)	(84)	(87)	(a)	Non-operating pension expense
Total pre-tax amount	(88)	(93)
Tax (expense) benefit	22	36
Net of tax	(66)	(57)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	2	—		Discontinued operations, net of taxes
Tax (expense) benefit	—	—
Net of tax	2	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	3	3	(b)	Cost of products sold
Total pre-tax amount	3	3
Tax (expense)/benefit	(1)	(1)
Net of tax	2	2
Total reclassifications for the period	$(62)	$(55)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 for additional details).

(b)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).
NOTE 6 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share are computed assuming that all potentially dilutive securities were converted into common shares. There are no adjustments required to be made to net income for purposes of computing basic and diluted EPS. A reconciliation of the amounts included in the computation of basic earnings (loss) per share, and diluted earnings (loss) per share is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2018	2017
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$361	$192
Weighted average common shares outstanding	413.5	412.1
Effect of dilutive securities
Restricted stock performance share plan	4.7	3.9
Weighted average common shares outstanding – assuming dilution	418.2	416.0
Basic earnings (loss) per share from continuing operations	$0.87	$0.47
Diluted earnings (loss) per common share from continuing operations	$0.86	$0.46
NOTE 7 - RESTRUCTURING AND OTHER CHARGES

2018: The Company recorded a $22 million pre-tax charge, primarily related to the severance of 221 employees in conjunction with the optimization of our EMEA Packaging business.

2017: There were no restructuring and other charges recorded during the three months ended March 31, 2017.

NOTE 8 - ACQUISITIONS

Tangier, Morocco Facility

On June 30, 2017, the Company completed the acquisition of Europac's Tangier, Morocco facility, a corrugated packaging facility, for €40 million (approximately $46 million using the June 30, 2017 exchange rate). After working capital and other post-closing adjustments, final consideration exchanged was €33 million (approximately $38 million using the June 30, 2017 exchange rate).

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of June 30, 2017:

In millions	June 30, 2017
Cash and temporary investments	$1
Accounts and notes receivable	7
Inventory	3
Plants, properties and equipment	31
Goodwill	4
Other intangible assets	5
Deferred charges and other assets	5
Total assets acquired	56
Accounts payable and accrued liabilities	5
Long-term debt	11
Other long-term liabilities	2
Total liabilities assumed	18
Net assets acquired	$38

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

The Company has accounted for the above acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

NOTE 9 - DIVESTITURES

Discontinued Operations

2017: On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company in exchange for a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business and recorded a pre-tax gain of $516 million ($385 million after taxes), on the transfer in the first quarter of 2018, subject to final working capital settlement. See Note 11 for further discussion on the Company's investment in Graphic Packaging International, LLC.

All historical operating results for North American Consumer Packaging are included in Discontinued operations, net of tax in the accompany consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

	Three Months Ended March 31,
In millions	2018	2017
Net Sales	$—	$379
Costs and Expenses
Cost of products sold	—	271
Selling and administrative expenses	23	23
Depreciation, amortization and cost of timber harvested	—	24
Distribution expenses	—	31
Taxes other than payroll and income taxes	—	3
(Gain) loss on transfer of business	(516)	—
Earnings (Loss) Before Income Taxes and Equity Earnings	493	27
Income tax provision (benefit)	125	10
Discontinued Operations, Net of Taxes	$368	$17

Total cash provided by (used for) operations related to the North American Consumer Packaging business of $(23) million and $23 million for the three months ended March 31, 2018 and March 31, 2017 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to the North American Consumer Packaging business of $1 million and $(25) million for the three months ended March 31, 2018 and March 31, 2017, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.
NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $723 million and $661 million at March 31, 2018 and December 31, 2017, respectively.

Accounts and Notes Receivable

In millions	March 31, 2018	December 31, 2017
Accounts and notes receivable, net:
Trade	$3,117	$3,017
Other	299	270
Total	$3,416	$3,287

The allowance for doubtful accounts was $75 million and $73 million at March 31, 2018 and December 31, 2017, respectively.

Inventories

In millions	March 31, 2018	December 31, 2017
Raw materials	$285	$274
Finished pulp, paper and packaging	1,075	1,337
Operating supplies	589	615
Other	108	87
Total	$2,057	$2,313

Depreciation

Accumulated depreciation was $20.8 billion and $20.5 billion at March 31, 2018 and December 31, 2017. Depreciation expense was $306 million and $299 million for the three months ended March 31, 2018 and 2017, respectively.

Interest

Interest payments made during the three months ended March 31, 2018 and 2017 were $223 million and $212 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2018	2017
Interest expense	$180	$187
Interest income	45	45
Capitalized interest costs	8	6

Asset Retirement Obligations

The Company had recorded liabilities of $86 million related to asset retirement obligations at both March 31, 2018 and December 31, 2017.
NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP) in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company recorded equity earnings of $2 million for the three months ended March 31, 2018. At March 31, 2018, the Company's investment in GPI was $1.1 billion, which was $525 million more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $60 million for the three months ended March 31, 2018.

Summarized financial information for Graphic Packaging International, LLC is presented in the following tables:

Balance Sheet

In millions	March 31, 2018
Current assets	$1,814
Noncurrent assets	5,297
Current liabilities	975
Noncurrent liabilities	3,274

Income Statement

Three Months Ended March 31,
In millions	2018
Net sales	$1,476
Gross profit	223
Income from continuing operations	62
Net income	62

Ilim Holding S.A.

The Company has a 50% equity interest in Ilim Holding S.A. and it’s subsidiaries (Ilim) that is a separate business segment, whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $92 million and $50 million for the three months ended March 31, 2018 and 2017, respectively. The Company received cash dividends from the joint venture of $116 million and $127 million during the first three months of 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company's investment in Ilim was $330 million and $338 million, respectively, which was $157 million and $154 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to purchase price fair value adjustments and currency translation adjustments. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $53 million and $47 million for the three months ended March 31, 2018 and 2017, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	March 31, 2018	December 31, 2017
Current assets	$581	$689
Noncurrent assets	1,740	1,696
Current liabilities	787	1,039
Noncurrent liabilities	1,174	972
Noncontrolling interests	11	6

Income Statement

	Three Months Ended March 31,
In millions	2018	2017
Net sales	$677	$449
Gross profit	375	207
Income from continuing operations	189	106
Net income	183	100

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-months ended March 31, 2018:

In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2018
Goodwill	$3,382	$52	$2,150	$5,584
Accumulated impairment losses (a)	(296)	—	(1,877)	(2,173)
	3,086	52	273	3,411
Reclassifications and other (b)	2	—	1	3
Additions/reductions	—	—	—	—
Balance as of March 31, 2018
Goodwill	3,384	52	2,151	5,587
Accumulated impairment losses	(296)	—	(1,877)	(2,173)
Total	$3,088	$52	$274	$3,414

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, "Intangibles-Goodwill and Other" in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 31, 2018			December 31, 2017
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$610	$256	$354	$610	$247	$363
Non-compete agreements	71	71	—	72	72	—
Tradenames, patents and trademarks, and developed technology	173	77	96	172	72	100
Land and water rights	8	2	6	8	2	6
Software	27	25	2	24	23	1
Other	40	30	10	38	26	12
Total	$929	$461	$468	$924	$442	$482

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2018	2017
Amortization expense related to intangible assets	$14	$16

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $20 million and $29 million for the three months ended March 31, 2018 and 2017, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $10 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $6 million and $0 million for the three months ended March 31, 2018 and 2017, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act ("the Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time deemed repatriation transition tax (the “Transition Tax”) on certain earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how AMT credits can be realized; (6) capital expensing; (7) eliminating the deduction on U.S. manufacturing activities; and (8) creating new limitations on deductible interest expense and executive compensation.
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
In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional net tax benefit of $1.22 billion in the period ending December 31, 2017. The net tax benefit primarily consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $1.454 billion and an expense for the Transition Tax of $231 million. For various reasons that are discussed more fully below, as of the quarter ended March 31, 2018, we have not completed our accounting for the income tax effects of the Tax Act.

Our accounting for the following elements of the Tax Act is incomplete as of March 31, 2018. The estimates reported in the period ending December 31, 2017, were not adjusted in the period ending March 31, 2018. As of the period ended March 31, 2018, there has been no change or clarification in guidance issued or interpretations or assumptions we have made that caused a change to the estimates reported in the period ending December 31, 2017.
Reduction of U.S. federal corporate tax rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. For certain of our deferred tax assets and liabilities, we recorded a provisional net decrease of $1.451 billion with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the reduction in the corporate rate, it may be affected by other analysis related to the Tax Act, including but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax: This is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $231 million in the tax period ending December 31, 2017.
Valuation Allowances: The Company has assessed whether its U.S. state and local income tax valuation allowance analysis is affected by various aspects of the Tax Act (e.g. deemed repatriation of foreign income, acceleration of cost recovery). Since, as discussed herein, the Company has recorded provisional amounts related to elements of the Tax Act, any corresponding determination of the need for or change in a valuation allowance is also provisional. For certain of our state deferred tax assets, we recorded a net $3 million provisional decrease in the recorded valuation allowance with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the Tax Act on state attributes, the resolution of, or changes from, other factors noted herein may result in changes in our recorded valuation allowance.
The Tax Act may impact decisions surrounding the Company’s permanent reinvestment assertions related to its foreign investments and could have an impact on the Company’s accounting for untaxed outside basis differences. We previously considered the earnings in our non-U.S. subsidiaries to be permanently reinvested, and, accordingly deferred income taxes were not provided for such basis differences which totaled approximately $5.9 billion at December 31, 2017. While the transition tax resulted in a reduction in these basis differences, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional taxes, including, but not limited to, foreign withholding taxes and U.S. state income taxes. In light of the Tax Act, the Company is evaluating its global cash management and non-U.S. repatriation strategy but we have yet to determine whether we plan to change our prior assertion. Accordingly, we have not recorded any deferred taxes attributable to our investments in our non-U.S. subsidiaries.
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
Because of the complexity of the new Global Intangible Low Tax Income (GILTI) rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether we expect to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of our estimated future results of global operations, we are not yet able to reasonably estimate the long-term effects of this provision of the Act. Therefore, we have not recorded any potential deferred tax effects related to GILTI in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. We expect to complete our accounting within the prescribed measurement period.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $131 million ($143 million undiscounted) in the aggregate at March 31, 2018. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $51 million to address the selection of an alternative for the soil remediation component of the overall site remedy, which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In March 2016, the EPA issued a proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for past or future costs. The parties’ responsibility, including that of the Company, was the subject of a second trial, w hich was concluded in late 2015. In March 2018, the Court issued an Opinion addressing the Company's liability for past costs. The Court fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future remediation costs in its decision. As to future remediation costs, the Company remains unable to estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.
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
On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. While the EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million, we do not believe that estimate provides a reasonable basis for accrual under GAAP because the estimate was based on a technological method for performing the work that we believe is not feasible. Subsequent to the issuance of the ROD, there have been several meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design. To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design over the next 29 months. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if the excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts to infrastructure in the vicinity. The Company has identified a number of concerns and uncertainties regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, it is uncertain how the ROD will be implemented. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any adjustment to our immaterial recorded liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.

International Paper and MIMC/WMI are also defending an additional lawsuit related to the site brought by approximately 600 individuals who allege property damage and personal injury. Because this case is still in the discovery phase, it is premature to predict the outcome or to estimate a loss or range of loss, if any, which may be incurred.

Antitrust

Containerboard: In June 2016, a lawsuit captioned Ashley Furniture Indus., Inc. v. Packaging Corporation of America (W.D. Wis.), was filed in federal court in Wisconsin against ten defendants, including the Company, Temple-Inland and Weyerhaeuser Company. The Ashley Furniture lawsuit alleges a civil violation of Section 1 of the Sherman Act (in particular, that defendants conspired to limit the supply and thereby increase prices of containerboard products), and also asserts Wisconsin state antitrust claims. In January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. Plaintiffs in the state court action seek certification of a class of Tennessee indirect purchasers of containerboard products, damages and costs, including attorneys' fees. No class certification materials have been filed to date in the Tennessee action.

The Company disputes the allegations made in the Ashley Furniture and Tennessee lawsuits and is vigorously defending each. At this time, however, because the actions are in a preliminary stage, we are unable to predict an outcome or estimate a range of reasonably possible loss.

Contract

Signature: In August 2014, a lawsuit captioned Signature Industrial Services LLC et al. v. International Paper Company was filed in state court in Texas. The Signature lawsuit arises out of approximately $1 million in disputed invoices related to the installation of new equipment at the Company's Orange, Texas mill. In addition to the invoices in dispute, Signature and its president allege consequential damages arising from the Company's nonpayment of those invoices. The lawsuit was tried before a jury in Beaumont, Texas, in May 2017. On June 1, 2017, the jury returned a verdict awarding approximately $125 million in damages to the plaintiffs. The Court issued a judgment on December 14, 2017, awarding the plaintiffs a total of approximately $137 million in actual and consequential damages, fees, costs and pre-judgment interest, and awarding post-judgment interest. The Company has appealed this judgment. The Company has numerous and strong bases for appeal, and we believe we will prevail on appeal. Because the appellate proceedings are in a preliminary stage, we are unable to estimate a range of reasonably possible loss, but we expect the amount of any loss to be immaterial.

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

NOTE 15 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities

As of March 31, 2018, the fair value of the Timber Notes and Extension Loans is $4.68 billion and $4.22 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2018	2017
Revenue (a)	$24	$24
Expense (a)	32	32
Cash receipts (b)	47	47
Cash payments (c)	64	64

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of March 31, 2018, the fair value of the Timber Notes and Extension Loans is $2.22 billion and $2.07 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2018	2017
Revenue (a)	$15	$13
Expense (b)	14	15
Cash receipts (c)	9	6
Cash payments (d)	12	9

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million for each of the three months ended March 31, 2018 and 2017, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million for each of the three months ended March 31, 2018 and 2017, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 - DEBT
In December 2017, International Paper received $660 million in cash proceeds from a new loan entered into as part of the transfer of the North American Consumer Packaging business to a subsidiary of Graphic Packing Holding Company discussed in Note 9. The Company used the cash proceeds, together with available cash, to pay down existing debt of approximately $900 million. The $660 million term loan was subsequently assumed by Graphic Packaging International, LLC on January 1, 2018 and was classified as Liabilities held for sale at December 31, 2017, in the accompanying consolidated balance sheet.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2018, the Company had $375 million of borrowings outstanding under the program at a weighted average interest rate of 2.33%.

At March 31, 2018, the fair value of International Paper’s $11.3 billion of debt was approximately $11.8 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchanges rates and commodity prices.

For detailed information regarding the Company’s hedging activities and related accounting, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2018	December 31, 2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$376	$329
Derivatives Not Designated as Hedging Instruments:
Electricity contract	8	13
Foreign exchange contracts	6	10

(a)	These contracts had maturities of two years or less as of March 31, 2018.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2018	2017
Foreign exchange contracts	$—	$9
Interest rate contracts	(3)	—
Total	$(3)	$9

During the next 12 months, the amount of the March 31, 2018 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $4 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$2	$2	Cost of products sold
Total	$2	$2

	Gain (Loss) Recognized		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2018	2017
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$(2)	$(1)	Cost of products sold
Total	$(2)	$(1)

Fair Value Measurements

For a discussion of the Company’s fair value measurement policies under the fair value hierarchy, refer to Note 14 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9	(a)	$11	(b)	$2	(c)	$1	(c)
Total derivatives designated as hedging instruments	9		11		2		1
Derivatives not designated as hedging instruments
Electricity contract	—		—		8	(d)	8	(d)
Total derivatives not designated as hedging instruments	—		—		8		8
Total derivatives	$9		$11		$10		$9

(a)	Includes $8 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(b)	Includes $10 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(c)	Included in Other accrued liabilities in the accompanying balance sheet.

(d)	Includes $5 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

NOTE 18 - RETIREMENT PLANS

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2018	2017
Service cost	$38	$40
Interest cost	118	138
Expected return on plan assets	(200)	(192)
Actuarial loss	82	85
Amortization of prior service cost	4	7
Net periodic pension expense	$42	$78

The components of net periodic pension expense other than the service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. No cash contributions were made to the qualified pension plan in the first three months of 2018 and 2017. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $14 million for the three months ended March 31, 2018.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2018, 11.8 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2018	2017
Total stock-based compensation expense (selling and administrative)	$31	$42
Income tax benefits related to stock-based compensation	22	48

At March 31, 2018, $177 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.3 years.

Performance Share Plan

During the first three months of 2018, the Company granted 1.8 million performance units at an average grant date fair value of $62.97.

NOTE 20 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

The Company also holds a 50% interest in Ilim Holding S.A. and a 20.5% interest in Graphic Packaging International LLC, which are separate reportable industry segments. See Note 11 for details of the Company's ownership in each of these investments.

Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items, corporate special items and non-operating pension expense.

Sales by business segment for the three months and three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
In millions	2018	2017
Industrial Packaging	$3,827	$3,577
Global Cellulose Fibers	677	564
Printing Papers	1,053	995
Corporate and Intersegment Sales	64	(4)
Net Sales	$5,621	$5,132

Operating profit by business segment for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
In millions	2018	2017
Industrial Packaging	$437	$384
Global Cellulose Fibers	11	(70)
Printing Papers	64	100
Business Segment Operating Profits	512	414

Earnings (loss) from continuing operations before income taxes and equity earnings	356	217
Interest expense, net	135	142
Noncontrolling interests/equity earnings adjustment	(1)	—
Corporate items, net	9	24
Corporate special items, net	9	—
Non-operating pension expense	4	31
	$512	$414

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $729 million ($1.74 per diluted share) in the first quarter of 2018, compared with $1.5 billion ($3.50 per diluted share) in the fourth quarter of 2017 and $209 million ($0.50 per diluted share) in the first quarter of 2017. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $395 million ($0.94 per diluted share) in the first quarter of 2018, compared with $530 million ($1.27 per diluted share) in the 2017 fourth quarter and $232 million ($0.56 per diluted share) in the 2017 first quarter.

International Paper delivered solid performance in the first quarter and strong year-over-year earnings growth from the combination of healthy global demand for our products and the continued realization of recent price increases across all three of our business segments. We successfully executed approximately one-third of our 2018 planned maintenance outages during the quarter, and managed through weather-related disruptions and other unusual events. During the 2018 first quarter, our Ilim joint venture generated record equity earnings, and delivered $116 million in cash dividends to International Paper.
The Company continued to experience price realization momentum across its portfolio during the 2018 first quarter as a result of recent pricing initiatives. As expected, volumes were seasonally lower than the 2017 fourth quarter across all three of our businesses; however, underlying demand remains strong. In addition to the impact of seasonality, volumes in our Global Cellulose Fibers business were impacted by lower shipments due to ongoing rail service issues in Canada. Input costs were higher versus the 2017 fourth quarter, driven by higher seasonal wood costs, as well as, higher chemical and fuel costs, which were partially offset by lower costs for recovered fiber. Supply chain cost pressures continued to be a headwind across all North American operations during the 2018 first quarter, driven by tight rail and truck capacity. Operationally, we performed well in the 2018 first quarter despite challenging weather conditions and a heavy planned maintenance outage quarter. Operations were impacted by weather disruptions, primarily frigid conditions across the eastern United States and heavy rainfall in the southern United States, as well as other unusual events, including unplanned downtime at our Kwidzyn, Poland mill. Finally, we reported equity earnings from our 20.5% ownership interest in Graphic Packaging for the first time during the 2018 first quarter.
Looking ahead to the 2018 second quarter, we expect to see continuing benefits from previous price increases in our North American Industrial Packaging business along with continued realization of previous price increases and improved mix in our Global Cellulose Fibers and Printing Papers businesses. Volumes are expected to be seasonally higher in our North American Industrial Packaging and Printing Papers businesses while sequentially flat in our Global Cellulose Fibers business. Operations are expected to benefit from the non-repeat of the challenging weather conditions experienced during the 2018 first quarter. Maintenance outages are expected to again be high as we anticipate the completion of approximately 75% of our total annual maintenance outages by the end of the second quarter. Input costs are expected to remain largely flat in our Printing Papers and Global Cellulose Fibers businesses while our Industrial Packaging business should benefit from lower OCC costs. We also anticipate the start-up of the Madrid mill later in the second quarter, which will produce 400,000 metric tons of light-weight recycled containerboard for our European packaging business. For our Ilim joint venture, seasonally stronger sales volumes are expected to be partially offset by a heavy maintenance quarter.
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

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2018	2017	2017
Diluted Earnings (Loss) Attributable to Shareholders	$729	$209	$1,460
Add back - Discontinued operations (gain) loss	(368)	(17)	8
Diluted Earnings (Loss) from Continuing Operations	361	192	1,468
Add Back - Non-operating pension (income) expense	4	31	386
Add Back - Net special items expense (income)	40	14	106
Income tax effect - Non-operating pension and special items expense	(10)	(5)	(1,430)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$395	$232	$530

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2018	2017	2017
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$1.74	$0.50	$3.50
Add Back - Discontinued operations (gain) loss per share	(0.88)	(0.04)	0.02
Diluted Earnings (Loss) Per Share from Continuing Operations	0.86	0.46	3.52
Add Back - Non-operating pension (income) expense per share	0.01	0.08	0.92
Add Back - Net special items expense (income) per share	0.09	0.03	0.25
Income tax effect per share - Non-operating pension and special items expense	(0.02)	(0.01)	(3.42)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.94	$0.56	$1.27

The Company generated free cash flow of approximately $174 million and $259 million in the first three months of 2018 and 2017, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2018	2017
Cash provided by operations	$663	$633
Adjustments:
Cash invested in capital projects	(489)	(374)
Free Cash Flow	$174	$259

RECENT DEVELOPMENTS

On March 6, 2018, Smurfit Kappa Group plc (“Smurfit Kappa”) published a public announcement in which it stated that it had received and rejected an unsolicited proposal from us whereby International Paper would acquire the entire issued and to be issued share capital of Smurfit Kappa. Pursuant to the offer, Smurfit Kappa shareholders would have been entitled to receive €22.00 in cash and 0.3028 new International Paper shares of common stock for each Smurfit Kappa ordinary share held by them. On March 23, 2018, Smurfit Kappa announced that it had received and rejected a revised offer by International Paper whereby Smurfit Kappa shareholders would be entitled to receive €25.25 in cash and 0.3028 new International Paper shares of common stock for each Smurfit Kappa ordinary share held by them. The revised offer values Smurfit Kappa’s entire issued and to be issued share capital at approximately €9.5 billion.

No agreement has been reached with Smurfit Kappa and there can be no assurance that any transaction will result from our proposal.

RESULTS OF OPERATIONS
For the first quarter of 2018, International Paper Company reported net sales of $5.6 billion, compared with $5.7 billion in the fourth quarter of 2017 and $5.1 billion in the first quarter of 2017.
Net earnings attributable to International Paper totaled $729 million, or $1.74 per diluted share, in the 2018 first quarter. This compared with $1.5 billion, or $3.50 per diluted share, in the fourth quarter of 2017 and $209 million or $0.50 per diluted share, in the first quarter of 2017.

Earnings from continuing operations attributable to International Paper Company were $361 million in the first quarter of 2018 compared with $192 million in the first quarter of 2017 and $1.5 billion in the fourth quarter of 2017. Compared with the first quarter of 2017, the 2018 first quarter reflects higher average sales prices net of an unfavorable mix ($198 million), higher sales volumes ($4 million), lower corporate and other costs ($15 million), lower net interest expense ($5 million), lower tax expense ($19 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($16 million). These benefits were offset by higher operating costs ($50 million), higher raw material and freight costs ($26 million) and higher mill maintenance outage costs ($44 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding S.A. were $42 million higher in the 2018 first quarter than in the 2017 first quarter. Net special items in the 2018 first quarter were a loss of $31 million compared with a loss of $21 million in the 2017 first quarter.
Compared with the fourth quarter of 2017, earnings benefited from higher average sales prices net of an unfavorable mix ($40 million), lower corporate and other items ($9 million), lower net interest expense ($5 million), lower tax expense ($30 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($235 million). These benefits were offset by lower sales volumes ($56 million), higher operating costs ($62 million), higher raw material and freight costs ($24 million) and higher mill maintenance outage costs ($105 million). Equity earnings, net of taxes, relating to International Paper’s investment in Ilim Holding, S.A. were $28 million higher than in the 2017 fourth quarter. Net special items in the 2018 first quarter were a loss of $31 million compared with a gain of $1.2 billion in the 2017 fourth quarter.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items, corporate special items and non-operating pension expense.
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	March 31,		December 31,
In millions	2018	2017	2017
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$361	$192	$1,468
Add back (deduct):
Income tax provision (benefit)	89	73	(1,207)
Equity (earnings) loss, net of taxes	(95)	(48)	(64)
Noncontrolling interests, net of taxes	1	—	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	356	217	197
Interest expense, net	135	142	141
Noncontrolling interests / equity earnings included in operations	(1)	—	(1)
Corporate items	9	24	18
Special items (income) expense	9	—	83
Non-operating pension expense	4	31	386
Adjusted Operating Profit	$512	$414	$824
Business Segment Operating Profit:
Industrial Packaging	$437	$384	$609
Global Cellulose Fibers	11	(70)	79
Printing Papers	64	100	136
Total Business Segment Operating Profit	$512	$414	$824

Business Segment Operating Profit

Business Segment Operating Profit
(in millions)
$800
$600
$400
$200
$0
$414
$282
$5
($72)
($37)
($63)
($17)
$512
Q1 2017
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Special Items
Q1 2018

Total business segment operating profits were $512 million in the 2018 first quarter compared with $414 million in the 2017 first quarter and $824 million in the 2017 fourth quarter. Compared with the first quarter of 2017, operating profits in the current quarter benefited from higher average sales prices net of an unfavorable mix ($282 million) and higher sales volumes ($5 million). These benefits were offset by higher operating costs ($72 million), higher raw material and freight costs ($37 million) and higher mill outage costs ($63 million). Special items were a loss of $31 million in the 2018 first quarter compared with a loss of $14 million in the 2017 first quarter.
Compared with the fourth quarter of 2017, operating profits benefited from higher average sales prices net of an unfavorable mix ($59 million). These benefits were offset by lower sales volumes ($83 million), higher operating costs ($90 million), higher raw material and freight costs ($36 million) and higher mill outage costs ($155 million). Special items were a loss of $31 million in the 2018 first quarter compared with a loss of $24 million in the 2017 fourth quarter.

During the 2018 first quarter, International Paper took approximately 322,000 tons of downtime of which none were economic-related, compared with approximately 242,000 tons of downtime, which included about 35,000 tons that were economic-related, in the 2017 first quarter. During the 2017 fourth quarter, International Paper took approximately 80,000 tons of downtime of which approximately 6,000 tons were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2018	2017
Industrial Packaging
Corrugated Packaging (c)	2,579	2,537
Containerboard	783	813
Recycling	537	585
Saturated Kraft	46	46
Gypsum/Release Kraft	53	53
Bleached Kraft	7	7
EMEA Packaging (c) (d)	397	374
Brazilian Packaging (c)	86	86
European Coated Paperboard	96	99
Industrial Packaging	4,584	4,600
Global Cellulose Fibers (in thousands of metric tons) (b)	895	877
Printing Papers
U.S. Uncoated Papers	470	489
European and Russian Uncoated Papers	361	359
Brazilian Uncoated Papers	260	264
Indian Uncoated Papers	67	61
Printing Papers	1,158	1,173

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.
Discontinued Operations
See discussion in Note 9 - Divestitures in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $89 million was recorded for the 2018 first quarter and the reported effective income tax rate for continuing operations was 25%. Excluding a benefit of $9 million related to the tax effects of special items and a benefit of $1 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 25% for the quarter.
An income tax benefit of $1.2 billion was recorded for the 2017 fourth quarter and the effective income tax rate for continuing operations was (613)%. Excluding a provisional net tax benefit of $1.2 billion related to the enactment of the Tax Cuts and Jobs

Act, a benefit of $60 million related to the tax effects of other special items and a benefit of $148 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 32% for the quarter.
An income tax provision of $73 million was recorded for the 2017 first quarter and the reported effective income tax rate for continuing operations was 34%. Excluding a provision of $7 million related to the tax effects of special items and a benefit of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30% for the quarter.
Interest Expense
Net interest expense for the 2018 first quarter was $135 million compared with $141 million which includes interest income of $1 million related to income tax refund claims in the 2017 fourth quarter and $142 million in the 2017 first quarter.
Effects of Special Items
Details of special items for the three months ended are as follows:

	Three Months Ended
	March 31,				December 31,
	2018		2017		2017
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging optimization	$22	$17	$—	$—	$—	$—
Abandoned property removal	9	7	2	2	6	4
Weyerhaeuser pulp business acquisition inventory fair value step-up amortization	—	—	14	8	—	—
Weyerhaeuser pulp business integration costs	—	—	4	2	18	11
Holmen mill bargain purchase gain	—	—	(6)	(6)	—	—
Business Segments Total	31	24	14	6	24	15
Corporate
Debt extinguishment	—	—	—	—	83	51
Legal settlement	9	7	—	—	—	—
Interest income related to income tax refund claim	—	—	—	—	(1)	(1)
Corporate Total	9	7	—	—	82	50
Total special items	40	31	14	6	106	65
Non-operating pension expense	4	3	31	19	386	238
Total	$44	$34	$45	$25	$492	$303
Special items include the following tax expenses (benefits):

	Three Months Ended
	March 31,		December 31,
In millions	2018	2017	2017
Income tax refund claims	$—	$—	$(28)
Tax benefit of Tax Cuts and Jobs Act	—	—	(1,222)
International tax law change	—	—	9
International investment restructuring	—	15	—
Total	$—	$15	$(1,241)
BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability. The tables include a detail of special items in each year, where applicable, in order to show operating profit before special items. The Company calculates Operating Profit Before Special Items (non-GAAP) by excluding the pre-tax effect of items considered by management to be unusual from the earnings reported under U.S. generally accepted accounting principles (“GAAP”). Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides for a more complete analysis of the results of operations by quarter. Net earnings attributable to International Paper is the most directly comparable GAAP measure. See Note 20 - Business Segment Information in the Condensed Notes to the Consolidated Financial Statements for the GAAP reconciliation of segment operating profit.

Industrial Packaging

Total Industrial Packaging	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,827	$3,577	$3,893
Operating Profit	$437	$384	$609
EMEA Packaging optimization	22	—	—
Holmen mill bargain purchase gain	—	(6)	—
Abandoned property removal	5	1	5
Operating Profit Before Special Items	$464	$379	$614
Industrial Packaging net sales for the first quarter of 2018 were 2% lower than in the fourth quarter of 2017 and were 7% higher than in the first quarter of 2017. Operating profit before special items was 24% lower in the first quarter of 2018 than in the fourth quarter of 2017 and 22% higher than in the first quarter of 2017.

North American Industrial Packaging	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,369	$3,155	$3,455
Operating Profit	$459	$361	$605
Abandoned property removal	5	1	5
Operating Profit Before Special Items	$464	$362	$610

(a)	Includes intra-segment sales of $58 million and $32 million for the three months ended March 31, 2018 and 2017, respectively, and $59 million for the three months ended December 31, 2017.
North American Industrial Packaging sales volumes for boxes in the first quarter of 2018 were seasonally lower than in the fourth quarter of 2017 despite two more shipping days. Containerboard shipments to both domestic and export markets decreased partly due to production constraints at the mills related to unplanned outages associated with extreme weather conditions, energy supply disruptions and reliability events although export market demand remains strong. Total maintenance downtime increased 135,000 tons from 46,000 tons to 181,000 tons. Average sales margins for boxes were higher although box sales prices were stable. Average sales price realizations for containerboard continued to increase in export markets. Input costs were higher for energy, wood and chemicals, but lower for recycled fiber. Planned maintenance downtime costs were $74 million higher in the 2018 first quarter compared with the 2017 fourth quarter. Operating costs were higher due to the unplanned outages including approximately $20 million related to adverse weather conditions and $11 million for other unplanned events.
Compared with the first quarter of 2017, sales volumes for boxes were higher in the first quarter of 2018 which included one fewer shipping day. Sales volumes for containerboard were relatively flat in both domestic and export markets. Total maintenance and economic downtime was 53,000 tons higher in the first quarter of 2018 which comprises an increase of 88,000 tons for maintenance downtime and a decrease of 35,000 tons for economic downtime. Average sales margins for boxes increased primarily due to higher average sales prices. Average sales prices were significantly higher for sales to export containerboard markets, reflecting sales price increases implemented during 2017 and the current quarter. Input costs for recycled fiber were lower, but were mostly offset by higher costs for freight, wood and chemicals. Planned maintenance downtime costs were $33 million higher in the first quarter of 2018 compared with the first quarter of 2017.
Entering the second quarter of 2018, sales volumes for boxes are expected to be seasonally higher with one more shipping day. Containerboard domestic and export shipments are expected to be relatively flat. Input costs are expected to decrease for recycled fiber, energy, chemicals and wood. Planned maintenance downtime costs should be $10 million higher in the 2018 second quarter than in the 2018 first quarter. Operating costs should recover with the non-repeat of the first quarter disruptions.

EMEA Industrial Packaging	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$362	$317	$343
Operating Profit	$(34)	$14	$(8)
EMEA Packaging optimization	22	—	—
Holmen mill net bargain purchase gain	—	(6)	—
Operating Profit Before Special Items	$(12)	$8	$(8)
EMEA Industrial Packaging sales volumes for boxes in the first quarter of 2018 were slightly lower than in the fourth quarter of 2017 as seasonally higher volumes in Morocco were offset by lower volumes in Turkey. Average sales margins were about flat. Input costs for energy were higher. Earnings in the first quarter were negatively impacted by costs associated with the Madrid mill conversion to recycled containerboard production.
Compared with the first quarter of 2017, sales volumes in the first quarter of 2018 were higher. Average sales margins decreased in the Euro-zone and Morocco due to higher containerboard costs. Input costs for energy were flat. Also, compared with the first quarter of 2017, earnings declined due to the absence of newsprint sales and earnings from the Madrid mill.
Looking ahead to the second quarter of 2018, sales volumes are expected to be higher despite seasonally weaker demand in Morocco. Average sales margins are expected to continue to decrease due to higher containerboard costs. Conversion costs at the Madrid mill will continue to impact earnings.

Brazilian Industrial Packaging	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$62	$59	$64
Operating Profit	$(8)	$(10)	$(6)
Brazilian Industrial Packaging sales volumes in the first quarter of 2018 compared with the fourth quarter of 2017 were slightly lower for both boxes and containerboard. Improved average sales margins reflect higher sales prices for boxes and an improved mix. Operating costs were flat, while input costs, primarily for recycled fiber, were higher.
Compared with the first quarter of 2017, sales volumes in the first quarter of 2018 were higher for boxes, but lower for containerboard. Average sales price realizations increased for boxes. Input costs were slightly higher and operating costs also increased. Planned maintenance downtime costs were $2 million lower in the first quarter of 2018 than in the first quarter of 2017.
Looking ahead to the second quarter of 2018, sales volumes for boxes are expected to be higher. Average sales margins are expected to be about flat, reflecting higher sales price realizations for boxes, partially offset by an unfavorable mix. Input costs should be about flat. Planned maintenance downtime costs should be $3 million higher in the second quarter.

European Coated Paperboard	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$92	$78	$90
Operating Profit	$20	$19	$18
European Coated Paperboard sales volumes in the first quarter of 2018 compared with the fourth quarter of 2017 were lower in both Europe and Russia. Average sales margins increased in both regions, primarily reflecting higher sales prices in Europe and a favorable mix in Russia. Input costs were higher for wood in Russia, and for energy, chemicals and purchased pulp in Europe. Planned maintenance downtime costs were $4 million higher in the first quarter of 2018 compared with the fourth quarter of 2017 due to an outage at the Kwidzyn mill. Earnings were also unfavorably impacted by $2 million by two operational incidents at the Kwidzyn mill during the quarter.
Compared with the first quarter of 2017, sales volumes decreased in Europe, but increased in Russia. In Russia, average sales margins decreased due to lower average sales price realizations and an unfavorable mix, but in Europe average sales margins reflected higher average sales price realizations and a more favorable mix. Input costs increased for wood and energy in both regions, while in Europe purchased pulp prices also increased. Planned maintenance downtime costs were $4 million higher in the first quarter of 2018 than in the first quarter of 2017.
Entering the second quarter of 2018, sales volumes are expected to be lower in Europe, but about flat in Russia. Average sales margins are expected to increase, reflecting a more favorable mix in Europe and realization of previous sales price increases in Russia. Input costs in Europe are expected to increase for wood, partially offset by lower purchased board costs. Input costs should be flat in Russia. Planned maintenance downtime costs are expected to be $1 million lower in the second quarter of

2018 than in the first quarter of 2018 with an outage scheduled at the Svetogorsk mill. Earnings will be negatively impacted by an additional $1 million associated with the first quarter incidents at the Kwidzyn mill.
Global Cellulose Fibers

Total Global Cellulose Fibers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$677	$564	$721
Operating Profit	$11	$(70)	$79
Acquisition costs	—	4	18
Inventory fair value step-up amortization	—	14	—
Abandoned property removal	4	1	1
Operating Profit Before Special Items	$15	$(51)	$98
Global Cellulose Fibers net sales were 6% lower in the first quarter of 2018 than in the fourth quarter of 2017 and 20% higher than in the first quarter of 2017. Operating profit before special items was 85% lower in the first quarter of 2018 than in the fourth quarter of 2017 and significantly higher than in the first quarter of 2017.
Sales volumes in the first quarter of 2018 decreased compared with the fourth quarter of 2017 primarily due to production capacity constraints associated with planned maintenance outages. Average sales prices were higher across all product lines, but were partially offset by an unfavorable mix. Operating costs were higher due to extreme weather conditions in January (approximately $12 million) and reliability issues. Planned maintenance downtime costs in the first quarter of 2018 were $51 million higher than in the fourth quarter of 2017 and represent approximately 40% of the full year planned maintenance costs. Input costs, primarily for energy, were higher. Sales volumes were flat in Europe, but lower in Russia, while average sales prices were favorable in both regions. Planned maintenance downtime costs in Europe and Russia were $3 million in the first quarter of 2018 compared with no outages in the previous quarter.
Compared with the first quarter of 2017, sales volumes increased in the first quarter of 2018. Average sales prices improved significantly across our portfolio reflecting the realization of previous price increases. Planned maintenance downtime costs in the first quarter of 2018 were $10 million higher than in the first quarter of 2017. Input costs increased for energy. In Europe and Russia, sales volumes decreased, but average sales margins improved, reflecting higher sales price realizations and a favorable mix.
Entering the second quarter of 2018, sales volumes are expected to be flat, while average sales prices are expected to continue to increase due to the realization of previous price increases. Average sales margins will also benefit from a more favorable mix. Input costs are expected to be lower. Planned maintenance downtime costs should be $32 million lower in the second quarter of 2018 in North America, but $6 million higher in Europe and Russia. Sales volumes are expected to increase slightly in both Europe and Russia, while average sales margins will be about flat.
Printing Papers

Total Printing Papers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,053	$995	$1,106
Operating Profit	$64	$100	$136
Printing Papers net sales for the first quarter of 2018 were 5% lower than in the fourth quarter of 2017 and 6% higher than in the first quarter of 2017. Operating profit in the first quarter of 2018 was 53% lower than in the fourth quarter of 2017 and 36% lower than in the first quarter of 2017.

North American Papers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$458	$468	$449
Operating Profit	$1	$33	$26
North American Papers sales volumes in the first quarter of 2018 were essentially flat compared with the fourth quarter of 2017. During the fourth quarter of 2017, the business took approximately 6,000 tons of economic downtime compared with none in the first quarter of 2018. Average sales prices for uncoated freesheet paper were higher due to the implementation of sales price increases from the fourth quarter of 2017. Average sales margins were also favorably impacted by geographic mix. Input costs were higher for chemicals, energy and wood. Planned maintenance downtime costs were $16 million higher in the first quarter of 2018, compared with the fourth quarter of 2017. Operating costs were higher, largely due to inflation.

Compared with the first quarter of 2017, sales volumes in the first quarter of 2018 decreased, reflecting lower market demand. Average sales prices were about flat as price decreases throughout 2017 were offset by increases in the current quarter. Average sales margins were also impacted by an unfavorable mill sourcing mix. Input costs increased. Planned maintenance downtime costs were $3 million higher than in the first quarter of 2017.
Entering the second quarter of 2018, sales volumes are expected to be higher. Average sales price realizations for uncoated freesheet paper are expected to reflect the realization of sales price increases announced during the first quarter. Input costs and operating costs are both expected to be seasonally lower. Planned maintenance downtime costs should be $2 million higher.

European Papers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$319	$274	$322
Operating Profit	$21	$29	$43
European Papers sales volumes for uncoated freesheet paper in the first quarter of 2018 compared with the fourth quarter of 2017 were lower in both Russia and Europe. Average sales margins for uncoated freesheet paper increased in Europe due to the realization of sales price increases, partially offset by an unfavorable geographic mix in Russia. Input costs were higher, primarily for wood in Russia and purchased pulp and energy in Europe. Planned maintenance downtime costs in the first quarter of 2018 included an outage at the Kwidzyn mill and were $8 million higher than in the fourth quarter of 2017. Earnings were unfavorably impacted by $1 million by two operational incidents at the Kwidzyn mill during the quarter.
Sales volumes for uncoated freesheet paper in the first quarter of 2018 compared with the first quarter of 2017 were lower in Europe, but higher in Russia. Average sales price realizations for uncoated freesheet paper increased in both Europe and Russia. Input costs, primarily for wood in Russia and for purchased board, wood, chemicals and energy in Europe, were higher. Planned maintenance downtime costs in the first quarter of 2018 were $8 million higher than in the first quarter of 2017.
Looking forward to the second quarter of 2018, sales volumes for uncoated freesheet paper are expected to be higher in Russia, but lower in Europe due to the operational incidents at the Kwidzyn mill in the first quarter. Input costs are expected to be flat in Russia and lower for purchased fiber and energy in Europe. Planned maintenance downtime costs should be $9 million higher than in the first quarter of 2018 with outages scheduled at the Svetogorsk and Saillat mills. Earnings will be negatively impacted by an additional $10 million associated with the first quarter incidents at the Kwidzyn mill.

Brazilian Papers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$229	$214	$287
Operating Profit	$40	$39	$66

(a)	Includes intra-segment sales of $5 million and $9 million for the three months ended March 31, 2018 and 2017, respectively, and $2 million for the three months ended December 31, 2017.
Brazilian Papers sales volumes in the first quarter of 2018 were seasonally lower than in the fourth quarter of 2017 in both the domestic and export markets. Average sales margins were higher due to increased average sales price realizations for domestic and export uncoated freesheet papers, partially offset by an unfavorable geographic and product mix. Input costs increased for purchased pulp and chemicals, but decreased for virgin fiber. Planned maintenance downtime costs were $3 million higher in the first quarter of 2018, which included outages at the Luiz Antonio and Tres Lagoas, mills than in the fourth quarter of 2017.
Compared with the first quarter of 2017, sales volumes for uncoated freesheet paper in the first quarter of 2018 were lower in both the domestic and export markets. Average sales margins improved, reflecting higher average sales price realizations for export markets. Input costs were higher, primarily for purchased pulp. Planned maintenance downtime costs were $3 million higher in the first quarter of 2018 than in the first quarter of 2017.
Entering the second quarter of 2018, sales volumes for uncoated freesheet paper are expected to be seasonally higher in Brazil and the Latin America export market. Average sales margins should benefit from higher domestic sales prices and a favorable mix. Input costs are expected to be higher for purchased pulp, energy and chemicals. Planned maintenance outage costs should be about even with the first quarter of 2018.

Indian Papers	2018	2017
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$52	$48	$50
Operating Profit	$2	$(1)	$1

Indian Papers sales volumes in the first quarter of 2018 compared with the fourth quarter of 2017 were essentially flat. Average sales price realizations were higher. Operating costs were lower, reflecting improved mill efficiencies and lower fiber and chemical costs. Compared with the first quarter of 2017, sales volumes in the first quarter of 2018 were higher and average sales price realizations increased. Input costs were lower for wood, partially offset by higher chemical and coal costs.
Looking ahead to the second quarter of 2018, sales volumes are expected to be lower due to production constraints related to planned maintenance downtime at the Kadiyam mill. Average sales price realizations should be higher due to the implementation of a sales price increase announced in the first quarter. Input costs are expected to be slightly higher.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $92 million in the first quarter of 2018, compared with $64 million in the fourth quarter of 2017 and $50 million in the first quarter of 2017. In the first quarter of 2018, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $0.4 million compared with a gain of $3 million in the fourth quarter of 2017.
Compared with the fourth quarter of 2017, sales volumes in the first quarter of 2018 were 5% lower, primarily for sales of softwood and hardwood pulp in China and sales of containerboard in Russia, but were partially offset by higher sales of containerboard in China and other export markets. Average sales price realizations were higher primarily for softwood pulp, hardwood pulp and containerboard in China, Russia and other export markets. Input costs were lower. The Company received a cash dividend from the joint venture of $116 million in the first quarter of 2018.
Compared with the first quarter of 2017, sales volumes in the first quarter of 2018 increased by 18%, primarily for sales of softwood pulp, hardwood pulp and containerboard in China, Russia and other export markets. Average sales price realizations were higher, across all grades and all markets. Input costs, primarily for wood and chemicals, were higher. Operating costs were relatively flat. An after-tax foreign exchange gain of $23 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the first quarter of 2017. The Company received a cash dividend from the joint venture of $127 million in the first quarter of 2017.
Looking forward to the second quarter of 2018, sales volumes are expected to be relatively stable. Average sales price realizations are projected to increase compared with the first quarter of 2018, primarily for export sales of hardwood pulp and containerboard. Input costs are expected to be seasonally higher primarily for wood. Distribution costs are expected to increase. Planned maintenance mill outages are scheduled at the Bratsk and Koryazhma mills.
Equity Earnings, Net of Taxes – GPI
International Paper recorded equity earnings of $2 million on its 20.5% ownership position in GPI.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $663 million for the first three months of 2018, compared with $633 million for the comparable 2017 three-month period. Cash used for working capital components totaled $132 million for the first three months of 2018 compared to $124 million for the comparable 2017 three-month period.
Investments in capital projects totaled $489 million in the first three months of 2018 compared to $374 million in the first three months of 2017. Full-year 2018 capital spending is currently expected to be approximately $1.5 billion, or about 111% of depreciation and amortization expense for our current businesses.
Financing activities for the first three months of 2018 included a $189 million net increase in debt versus a $41 million net decrease in debt during the comparable 2017 three-month period.
At March 31, 2018, contractual obligations for future payments of debt maturities by calendar year were as follows: $485 million in 2018; $130 million in 2019; $145 million in 2020; $444 million in 2021; $951 million in 2022; $164 million in 2023; and $9.0 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2018, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At March 31, 2018, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2018. At March 31, 2018, there were no borrowings outstanding under either the bank facility or receivables securitization program.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of March 31, 2018, the Company had $375 million of borrowings outstanding under this program at a weighted average interest rate of 2.33%.
During the first three months of 2018, International Paper used 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 0.5 million shares of treasury stock for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $31 million. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and would continue to repurchase such shares in open market repurchase transactions. Under this $3.0 billion share repurchase program, the Company has repurchased 44.6 million shares at an average price of $46.40, for a total of approximately $2.1 billion, as of March 31, 2018.
During the first three months of 2017, International Paper used approximately 2.5 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46.0 million. Cash dividend payments related to common stock totaled $197 million and $191 million for the first three months of 2018 and 2017, respectively. Dividends were $0.4750 per share and $0.4625 per share for the first three months in 2018 and 2017, respectively.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2018 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Acquisitions
See discussion in Note 8 - Acquisitions in the Condensed Notes to the Consolidated Financial Statements.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim Holding S.A. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $1.7 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim Holding S.A. would result in the consolidation of Ilim Holding S.A.'s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
The Company has included in its 2017 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2018, other than a change in the accounting for revenue recognition prescribed under ASC 606, which is referenced in Note 2 - Recent Accounting Developments in the Condensed Notes to the Consolidated Financial Statements and discussed below.
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) our ability to achieve the benefits we expect from all other strategic acquisitions, divestitures and restructurings; (viii) International Paper announcing its firm intention to make an offer for Smurfit Kappa; (ix) the willingness of the Smurfit Kappa Board to recommend a transaction with International Paper, and (x) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 35 and 36 of International Paper’s 2017 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2017.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:

Although the new revenue standard did not have a material impact on our ongoing net income, we did implement changes to our processes and internal controls related to revenue recognition. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.
There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 14 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Part I, Item 1A).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 - January 31, 2018	542	$62.38	—	$0.933
February 1, 2018 - February 28, 2018	537,405	57.21	—	0.933
March 1, 2018 - March 31, 2018	3,212	53.87	—	0.933
Total	541,159
(a) 541,159 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs.

ITEM 6.	EXHIBITS

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

May 7, 2018	By	/s/ Glenn R. Landau
Glenn R. Landau
Senior Vice President and Chief Financial Officer

May 7, 2018	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller