Form 10-Q
period 2018-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2018-08-03
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 27, 2018 was 408,878,065.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Sales	$5,833	$5,383	$11,454	$10,515
Costs and Expenses
Cost of products sold	3,922	3,749	7,870	7,387
Selling and administrative expenses	451	393	872	786
Depreciation, amortization and cost of timber harvested	330	334	655	654
Distribution expenses	403	359	769	707
Taxes other than payroll and income taxes	42	41	86	83
Restructuring and other charges	26	(16)	48	(16)
Net (gains) losses on sales and impairments of businesses	—	9	—	9
Litigation settlement	—	354	—	354
Net bargain purchase gain on acquisition of business	—	—	—	(6)
Interest expense, net	133	137	268	279
Non-operating pension expense	36	46	40	84
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	490	(23)	846	194
Income tax provision (benefit)	130	(87)	219	(14)
Equity earnings (loss), net of taxes	70	20	165	68
Earnings (Loss) From Continuing Operations	430	84	792	276
Discontinued operations, net of taxes	(23)	(4)	345	13
Net Earnings (Loss)	407	80	1,137	289
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	3	—
Net Earnings (Loss) Attributable to International Paper Company	$405	$80	$1,134	$289
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.03	$0.20	$1.91	$0.67
Discontinued operations, net of taxes	(0.05)	(0.01)	0.83	0.03
Net earnings (loss)	$0.98	$0.19	$2.74	$0.70
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.02	$0.20	$1.88	$0.66
Discontinued operations, net of taxes	(0.05)	(0.01)	0.83	$0.03
Net earnings (loss)	$0.97	$0.19	$2.71	$0.69
Average Shares of Common Stock Outstanding – assuming dilution	417.7	416.4	418.8	416.7
Cash Dividends Per Common Share	$0.4750	$0.4625	$0.9500	$0.9250
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$428	$84	$789	$276
Discontinued operations, net of taxes	(23)	(4)	345	13
Net earnings (loss)	$405	$80	$1,134	$289
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Earnings (Loss)	$407	$80	$1,137	$289
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	85	60	151	117
Pension and postretirement liability adjustments:
Non-U.S. plans	—	2	—	1
Change in cumulative foreign currency translation adjustment	(422)	(14)	(380)	134
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(18)	(1)	(21)	8
Reclassification adjustment for (gains) losses included in net earnings (loss)	2	(2)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	(353)	45	(250)	256
Comprehensive Income (Loss)	54	125	887	545
Net (earnings) loss attributable to noncontrolling interests	(2)	—	(3)	—
Other comprehensive (income) loss attributable to noncontrolling interests	2	(1)	2	(2)
Comprehensive Income (Loss) Attributable to International Paper Company	$54	$124	$886	$543
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,073	$1,018
Accounts and notes receivable, net	3,526	3,287
Contract assets	381	—
Inventories	2,050	2,313
Assets held for sale	—	1,377
Other current assets	242	282
Total Current Assets	7,272	8,277
Plants, Properties and Equipment, net	13,193	13,265
Forestlands	396	448
Investments	1,538	390
Financial Assets of Special Purpose Entities (Note 15)	7,061	7,051
Goodwill	3,378	3,411
Deferred Charges and Other Assets	958	1,061
Total Assets	$33,796	$33,903
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$684	$311
Accounts payable	2,478	2,458
Accrued payroll and benefits	424	485
Liabilities held for sale	—	805
Other accrued liabilities	1,032	1,043
Total Current Liabilities	4,618	5,102
Long-Term Debt	10,805	10,846
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 15)	6,295	6,291
Deferred Income Taxes	2,502	2,291
Pension Benefit Obligation	1,840	1,939
Postretirement and Postemployment Benefit Obligation	315	326
Other Liabilities	557	567
Equity
Common stock, $1 par value, 2018 – 448.9 shares and 2017 – 448.9 shares	449	449
Paid-in capital	6,219	6,206
Retained earnings	6,988	6,180
Accumulated other comprehensive loss	(4,881)	(4,633)
	8,775	8,202
Less: Common stock held in treasury, at cost, 2018 – 40.0 shares and 2017 – 36.0 shares	1,931	1,680
Total International Paper Shareholders’ Equity	6,844	6,522
Noncontrolling interests	20	19
Total Equity	6,864	6,541
Total Liabilities and Equity	$33,796	$33,903
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net earnings (loss)	$1,137	$289
Depreciation, amortization and cost of timber harvested	655	702
Deferred income tax provision (benefit), net	196	304
Restructuring and other charges	48	(16)
Litigation settlement	—	354
Net gain on transfer of North American Consumer Packaging business	(488)	—
Net bargain purchase gain on acquisition of business	—	(6)
Net (gains) losses on sales and impairments of businesses	—	9
Equity method dividends received	122	127
Equity (earnings) loss, net	(165)	(68)
Periodic pension expense, net	115	158
Other, net	57	73
Changes in current assets and liabilities
Accounts and notes receivable	(333)	(230)
Contract assets	(17)	—
Inventories	(26)	21
Accounts payable and accrued liabilities	142	(110)
Interest payable	2	(1)
Other	19	(328)
Cash Provided By (Used For) Operations	1,464	1,278
Investment Activities
Invested in capital projects	(929)	(664)
Acquisitions, net of cash acquired	—	(44)
Net settlement on transfer of North American Consumer Packaging business	(40)	—
Proceeds from sale of fixed assets	2	17
Other	3	(39)
Cash Provided By (Used For) Investment Activities	(964)	(730)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(331)	(46)
Issuance of debt	411	132
Reduction of debt	(73)	(248)
Change in book overdrafts	(24)	(6)
Dividends paid	(393)	(382)
Cash Provided By (Used For) Financing Activities	(410)	(550)
Cash Included in Assets Held for Sale	—	(4)
Effect of Exchange Rate Changes on Cash	(35)	14
Change in Cash and Temporary Investments	55	8
Cash and Temporary Investments
Beginning of period	1,018	1,033
End of period	$1,073	$1,041
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

Retirement Benefits

The Company adopted the provision of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," on January 1, 2018. Under this new guidance, employers present the service costs component of the net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component is eligible for capitalization in assets. Employers present the other components separately from the line items that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the lines used to present the other components of net periodic benefit cost are required if the components are not presented separately in the income statement. The following table details the impact of the retrospective adoption of this standard on 2017 second quarter and six months ended June 30, 2017 amounts reported in the accompanying condensed consolidated statement of operations and on full-year amounts for 2017, 2016 and 2015 reported in the Company's 2017 Form 10-K. The retrospective adoption had no impact on Net earnings (loss).

Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$3,789	$(40)	$3,749
Selling and administrative expenses	399	(6)	393
Non-operating pension expense	—	46	46

	Six Months Ended June 30, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$7,458	$(71)	$7,387
Selling and administrative expenses	799	(13)	786
Non-operating pension expense	—	84	84

	Year Ended December 31, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$15,300	$(499)	$14,801
Selling and administrative expenses	1,653	(32)	1,621
Non-operating pension expense	—	531	531

	Year Ended December 31, 2016
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$14,057	$(638)	$13,419
Selling and administrative expenses	1,484	(26)	1,458
Non-operating pension expense	—	664	664

	Year Ended December 31, 2015
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$14,313	$(268)	$14,045
Selling and administrative expenses	1,539	(43)	1,496
Non-operating pension expense	—	311	311

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

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases Topic (842): Leases." This ASU will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting will remain substantially similar to current U.S. GAAP. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, and mandates a modified retrospective transition method for all entities. In July 2018, the FASB issued ASU 2018-11, "Leases Topic (842): Targeted Improvements." This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. The Company expects to adopt the new lease guidance using the newly approved transition method. We expect to recognize a liability and corresponding asset associated with in-scope operating and finance leases but are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

The Company has formed a global implementation team, including representatives from accounting, tax, legal, global sourcing, information technology, policies and controls and operations. Surveys were developed and utilized to gather initial information regarding existing leases and the various processes that currently exist to procure, track and account for leases globally. The implementation team has selected and begun working with a third-party vendor to implement a lease accounting solution to deliver the accounting and disclosures required under the new lease accounting guidance.

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

The Company recorded a net increase to opening Retained earnings of $73 million as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our customized products. The impacts of the adoption of the new revenue standard on the Company's condensed consolidated financial statements were as follows:

Condensed Consolidated Statement of Operations
	Three Months Ended June 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net sales	$5,833	$5,837	$(4)
Cost of products sold	3,922	3,930	(8)
Distribution expenses	403	401	2
Income tax provision (benefit), net	130	130	—
Earnings (loss) from continuing operations	430	428	2
Net earnings (loss)	407	405	2
Earnings per share attributable to International Paper Company Shareholders
Basic	$0.98	$0.98	$—
Diluted	0.97	0.97	—
Condensed Consolidated Statement of Operations
	Six Months Ended June 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net sales	$11,454	$11,437	$17
Cost of products sold	7,870	7,863	7
Distribution expenses	769	767	2
Income tax provision (benefit), net	219	217	2
Earnings (loss) from continuing operations	792	786	6
Net earnings (loss)	1,137	1,131	6
Earnings per share attributable to International Paper Company Shareholders
Basic	$2.74	$2.73	$0.01
Diluted	2.71	2.70	0.01

Condensed Consolidated Balance Sheet
	June 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Contract assets	$381	$—	$381
Inventories	2,050	2,308	(258)
Other current assets	242	250	(8)
Other accrued liabilities	1,032	1,014	18
Deferred income taxes	2,502	2,484	18
Retained earnings	6,988	6,909	79

Condensed Consolidated Statement of Cash Flows
	Six Months Ended June 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net earnings (loss)	$1,137	$1,131	$6
Deferred income tax provision (benefit), net	196	202	(6)
Contract assets	(17)	—	(17)
Inventories	(26)	(33)	7
Accounts payable and accrued liabilities	142	140	2
Other	19	11	8

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

NOTE 3 - REVENUE RECOGNITION

Disaggregated Revenue

A geographic disaggregation of revenues across our company segmentation in the following tables provide information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	Three Months Ended June 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,336	$573	$477	$53	$4,439
EMEA	427	70	324	(4)	817
Pacific Rim and Asia	36	48	59	13	156
Americas, other than U.S.	223	1	200	(3)	421
Total	$4,022	$692	$1,060	$59	$5,833

Operating Segments
North American Industrial Packaging	$3,582	$—	$—	$—	$3,582
EMEA Industrial Packaging	344	—	—	—	344
Brazilian Industrial Packaging	56	—	—	—	56
European Coated Paperboard	86	—	—	—	86
Global Cellulose Fibers	—	692	—	—	692
North American Printing Papers	—	—	493	—	493
Brazilian Papers	—	—	222	—	222
European Papers	—	—	302	—	302
Indian Papers	—	—	51	—	51
Intra-segment Eliminations	(46)	—	(8)	—	(54)
Corporate & Inter-segment Sales	—	—	—	59	59
Total	$4,022	$692	$1,060	$59	$5,833

(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,438	$1,118	$917	$111	$8,584
EMEA	879	145	660	(9)	1,675
Pacific Rim and Asia	70	105	123	29	327
Americas, other than U.S.	462	1	413	(8)	868
Total	$7,849	$1,369	$2,113	$123	$11,454

Operating Segments
North American Industrial Packaging	$6,951	$—	$—	$—	$6,951
EMEA Industrial Packaging	706	—	—	—	706
Brazilian Industrial Packaging	118	—	—	—	118
European Coated Paperboard	178	—	—	—	178
Global Cellulose Fibers	—	1,369	—	—	1,369
North American Printing Papers	—	—	951	—	951
Brazilian Papers	—	—	451	—	451
European Papers	—	—	621	—	621
Indian Papers	—	—	103	—	103
Intra-segment Eliminations	(104)	—	(13)	—	(117)
Corporate & Inter-segment Sales	—	—	—	123	123
Total	$7,849	$1,369	$2,113	$123	$11,454

(a) Net sales are attributed to countries based on the location of the seller.

The nature of the Company's contracts can vary based on the business, customer type and region; however, in all instances it is International Paper's customary business practice to receive a valid order from the customer, in which each parties' rights and related payment terms are clearly identifiable.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2018	$366	$53
Ending Balance - June 30, 2018	381	32
Increase / (Decrease)	$15	$(21)

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

NOTE 4 - EQUITY

A summary of the changes in equity for the six months ended June 30, 2018 and 2017 is provided below:

	Six Months Ended June 30,
	2018			2017
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,522	$19	$6,541	$4,341	$18	$4,359
Adoption of ASC 606 revenue from contracts with customers	73	—	73	—	—	—
Issuance of stock for various plans, net	75	—	75	94	—	94
Repurchase of stock	(331)	—	(331)	(46)	—	(46)
Common stock dividends ($.9500 per share in 2018 and $.9250 per share in 2017)	(399)	—	(399)	(390)	—	(390)
Transactions of equity method investees	18	—	18	3	—	3
Comprehensive income (loss)	886	1	887	543	2	545
Ending Balance, June 30	$6,844	$20	$6,864	$4,545	$20	$4,565

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,461)	$(3,016)	$(2,527)	$(3,072)
Other comprehensive income (loss) before reclassifications	—	2	—	1
Amounts reclassified from accumulated other comprehensive income	85	60	151	117
Balance at end of period	(2,376)	(2,954)	(2,376)	(2,954)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,069)	(2,140)	(2,111)	(2,287)
Other comprehensive income (loss) before reclassifications	(422)	(14)	(382)	134
Amounts reclassified from accumulated other comprehensive income	—	—	2	—
Other comprehensive income (loss) attributable to noncontrolling interest	2	(1)	2	(2)
Balance at end of period	(2,489)	(2,155)	(2,489)	(2,155)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	—	4	5	(3)
Other comprehensive income (loss) before reclassifications	(18)	(1)	(21)	8
Amounts reclassified from accumulated other comprehensive income	2	(2)	—	(4)
Balance at end of period	(16)	1	(16)	1
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,881)	$(5,108)	$(4,881)	$(5,108)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2018 and 2017:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(7)	(7)	(13)	(a)	Non-operating pension expense
Actuarial gains (losses)	(110)	(90)	(194)	(177)	(a)	Non-operating pension expense
Total pre-tax amount	(113)	(97)	(201)	(190)
Tax (expense) benefit	28	37	50	73
Net of tax	(85)	(60)	(151)	(117)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	—	2	—		Discontinued operations, net of taxes
Tax (expense) benefit	—	—	—	—
Net of tax	—	—	2	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(4)	2	(1)	5	(b)	Cost of products sold
Total pre-tax amount	(4)	2	(1)	5
Tax (expense)/benefit	2	—	1	(1)
Net of tax	(2)	2	—	4
Total reclassifications for the period	$(87)	$(58)	$(149)	$(113)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 for additional details).

(b)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2018	2017	2018	2017
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$428	$84	$789	$276
Weighted average common shares outstanding	413.2	412.9	413.4	412.5
Effect of dilutive securities
Restricted stock performance share plan	4.5	3.5	5.4	4.2
Weighted average common shares outstanding – assuming dilution	417.7	416.4	418.8	416.7
Basic earnings (loss) per share from continuing operations	$1.03	$0.20	$1.91	$0.67
Diluted earnings (loss) per common share from continuing operations	$1.02	$0.20	$1.88	$0.66
NOTE 7 - RESTRUCTURING AND OTHER CHARGES

2018: During the three months ended June 30, 2018, the Company recorded a $26 million pre-tax charge, in the Industrial Packaging segment, related to approximately $12 million of severance, $6 million in accelerated depreciation, $2 million in accelerated amortization, and $6 million in other charges in conjunction with the optimization of our EMEA Packaging business.

During the three months ended March 31, 2018, the Company recorded a $22 million pre-tax charge, in the Industrial Packaging segment, primarily related to the severance charges in conjunction with the optimization of our EMEA Packaging business. The majority of the severance charges recorded year to date are expected to be paid over the remainder of the year.

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

The following table summarizes the final fair value assigned to assets and liabilities acquired as of June 30, 2017:

In millions	June 30, 2017
Cash and temporary investments	$1
Accounts and notes receivable	7
Inventory	3
Plants, properties and equipment	31
Goodwill	4
Other intangible assets	5
Deferred charges and other assets	4
Total assets acquired	55
Accounts payable and accrued liabilities	4
Long-term debt	11
Other long-term liabilities	2
Total liabilities assumed	17
Net assets acquired	$38

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

NOTE 9 - DIVESTITURES

Discontinued Operations

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company in exchange for a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business and recorded a pre-tax gain of $516 million ($385 million after taxes) on the transfer in the first quarter of 2018, subject to final working capital settlement. During the second quarter of 2018, the Company recorded a pre-tax charge of $28 million ($21 million after tax) to adjust the previously recorded gain on the transfer. See Note 11 for further discussion on the Company's investment in Graphic Packaging International, LLC.

All historical operating results for North American Consumer Packaging are included in Discontinued operations, net of tax in the accompanying consolidated statement of operations. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net Sales	$—	$389	$—	$768
Costs and Expenses
Cost of products sold	—	316	—	587
Selling and administrative expenses	2	22	25	45
Depreciation, amortization and cost of timber harvested	—	22	—	48
Distribution expenses	—	32	—	62
Taxes other than payroll and income taxes	—	3	—	5
(Gain) loss on transfer of business	28	—	(488)	—
Earnings (Loss) Before Income Taxes and Equity Earnings	(30)	(6)	463	21
Income tax provision (benefit)	(7)	(2)	118	8
Discontinued Operations, Net of Taxes	$(23)	$(4)	$345	$13

Total cash provided by (used for) operations related to the North American Consumer Packaging business of $(25) million and $86 million for the six months ended June 30, 2018 and June 30, 2017 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to the North American Consumer Packaging business of $(40) million and $(52) million for the six months ended June 30, 2018 and June 30, 2017, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.
NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $708 million and $661 million at June 30, 2018 and December 31, 2017, respectively.

Accounts and Notes Receivable

In millions	June 30, 2018	December 31, 2017
Accounts and notes receivable, net:
Trade	$3,230	$3,017
Other	296	270
Total	$3,526	$3,287

The allowance for doubtful accounts was $74 million and $73 million at June 30, 2018 and December 31, 2017, respectively.

Inventories

In millions	June 30, 2018	December 31, 2017
Raw materials	$271	$274
Finished pulp, paper and packaging	1,053	1,337
Operating supplies	591	615
Other	135	87
Total	$2,050	$2,313

Depreciation

Accumulated depreciation was $20.8 billion and $20.5 billion at June 30, 2018 and December 31, 2017. Depreciation expense was $309 million and $310 million for the three months ended June 30, 2018 and 2017, respectively and $615 million and $609 million for the six months ended June 30, 2018 and 2017, respectively.

Interest

Interest payments made during the six months ended June 30, 2018 and 2017 were $378 million and $387 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Interest expense	$183	$186	$363	$373
Interest income	50	49	95	94
Capitalized interest costs	9	6	17	12

Asset Retirement Obligations

The Company had recorded liabilities of $86 million related to asset retirement obligations at June 30, 2018 and December 31, 2017.
NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP) in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company recorded equity earnings of $15 million and $17 million for the three months and six months ended June 30, 2018, respectively. The Company received cash dividends from GPIP of $6 million for the three months and six months ended June 30, 2018. At June 30, 2018, the Company's investment in GPI was $1.1 billion, which was $528 million more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $58 million and $118 million for the three months and six months ended June 30, 2018, respectively.

Summarized financial information for Graphic Packaging International, LLC is presented in the following tables:

Balance Sheet

In millions	June 30, 2018
Current assets	$1,805
Noncurrent assets	5,255
Current liabilities	1,000
Noncurrent liabilities	3,174

Income Statement

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2018	2018
Net sales	$1,509	$2,985
Gross profit	235	458
Income from continuing operations	81	143
Net income	81	143

Ilim Holding S.A.

The Company has a 50% equity interest in Ilim Holding S.A. and it’s subsidiaries (Ilim) whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $57 million and $21 million for the three months ended June 30, 2018 and 2017, respectively and $149 million and $71 million for the six months ended June 30, 2018 and 2017, respectively. The Company received cash dividends from the joint venture of $116 million and $127 million during the first six months of 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company's investment in Ilim was $374 million and $338 million, respectively, which was $154 million and $154 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $56 million and $51 million for the three months ended June 30, 2018 and 2017, respectively, and $109 million and $98 million for the six months ended June 30, 2018 and 2017, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	June 30, 2018	December 31, 2017
Current assets	$699	$689
Noncurrent assets	1,656	1,696
Current liabilities	477	1,039
Noncurrent liabilities	1,427	972
Noncontrolling interests	12	6

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Net sales	$698	$546	$1,375	$995
Gross profit	402	256	776	463
Income from continuing operations	116	44	305	151
Net income	112	42	295	143

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-months ended June 30, 2018:

In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2018
Goodwill	$3,382	$52	$2,150	$5,584
Accumulated impairment losses (a)	(296)	—	(1,877)	(2,173)
	3,086	52	273	3,411
Currency translation and other	(2)	—	(31)	(33)
Additions/reductions	—	—	—	—
Balance as of June 30, 2018
Goodwill	3,380	52	2,119	5,551
Accumulated impairment losses	(296)	—	(1,877)	(2,173)
Total	$3,084	$52	$242	$3,378

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, "Intangibles-Goodwill and Other" in 2002.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2018			December 31, 2017
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$589	$252	$337	$610	$247	$363
Non-compete agreements	68	68	—	72	72	—
Tradenames, patents and trademarks, and developed technology	173	81	92	172	72	100
Land and water rights	8	2	6	8	2	6
Software	26	24	2	24	23	1
Other	35	28	7	38	26	12
Total	$899	$455	$444	$924	$442	$482

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Amortization expense related to intangible assets	$15	$17	$29	$33

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $112 million and $101 million for the six months ended June 30, 2018 and 2017, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $3 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $6 million and $0 million for the six months ended June 30, 2018 and 2017, respectively.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time deemed repatriation transition tax (the Transition Tax) on certain earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate alternative minimum tax (AMT) and changing how AMT credits can be realized; (6) capital expensing; (7) eliminating the deduction on U.S. manufacturing activities; and (8) creating new limitations on deductible interest expense and executive compensation.
The Securities Exchange Commission staff issued Staff Accounting Bulletin (SAB) 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional net tax benefit of $1.22 billion in the period ending December 31, 2017. The net tax benefit primarily consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $1.454 billion and an expense for the Transition Tax of $231 million. For various reasons that are discussed more fully below, as of the quarter ended June 30, 2018, we have not completed our accounting for the income tax effects of the Tax Act.
Our accounting for the following elements of the Tax Act is incomplete as of June 30, 2018. The estimates reported in the period ending December 31, 2017, were not adjusted in the period ending June 30, 2018. As of the period ended June 30, 2018, there has been no change or clarification in guidance issued or interpretations or assumptions we have made that caused a change to the estimates reported in the period ending December 31, 2017.
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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $125 million ($137 million undiscounted) in the aggregate at June 30, 2018. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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

•
In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site known as Operable Unit 5, Area 1, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. The Company responded to the special notice letter. In December 2016, the EPA issued a unilateral administrative order to the Company and other PRPs to perform the remedy. The Company responded to the unilateral administrative order, agreeing to comply with the order subject to its sufficient cause defenses.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. The suit alleges that a mill, during the time it was allegedly owned and operated by St. Regis, discharged PCB contaminated solids and paper residuals resulting from paper de-inking and recycling. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. In mid-2011, the suit was transferred from the District Court for the Eastern District of Wisconsin to the District Court for the Western District of Michigan. The trial of the initial liability phase took place in February 2013. Weyerhaeuser conceded prior to trial that it was a liable party with respect to the site. In September 2013, an opinion and order was issued in the suit. The order concluded that the Company (as the successor to St. Regis) was not an “operator,” but was an “owner,” of the mill at issue during a portion of the relevant period and is therefore liable under CERCLA. The order also determined that NCR is a liable party as an "arranger for disposal" of PCBs in waste paper that was de-inked and recycled by mills along the Kalamazoo River. The order did not address the Company's responsibility, if any, for past or future costs. The parties’ responsibility, including that of the Company, was the subject of a second trial, which was concluded in late 2015. In March 2018, the Court issued an Opinion addressing the Company's liability for past costs. The Court's Final Judgment and Order were issued on June 19, 2018. The Court fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future remediation costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. As to future remediation costs, the Company remains unable to estimate our maximum reasonably possible loss with respect to this site. However, we do not believe that any material loss is probable.
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
On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. While the EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million, we do not believe that estimate provides a reasonable basis for accrual under GAAP because the estimate was based on a technological method for performing the work that we believe is not feasible. Subsequent to the issuance of the ROD, there have been several meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design. To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design over the subsequent 29 months. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if the excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts to infrastructure in the vicinity. The Company has identified a number of concerns and uncertainties regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, it is uncertain how the ROD will be implemented. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any adjustment to our immaterial recorded liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.

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

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, labor and employment, contracts, sales of property, intellectual property and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these other lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements.

NOTE 15 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities

As of June 30, 2018, the fair value of the Timber Notes and Extension Loans is $4.66 billion and $4.19 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Revenue (a)	$23	$23	$47	$47
Expense (a)	32	32	64	64
Cash receipts (b)	—	—	47	47
Cash payments (c)	—	—	64	64

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of June 30, 2018, the fair value of the Timber Notes and Extension Loans is $2.21 billion and $2.05 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Revenue (a)	$18	$10	$33	$23
Expense (b)	16	8	30	23
Cash receipts (c)	10	6	19	12
Cash payments (d)	12	9	24	18

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three and six months ended June 30, 2018 and 2017, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2018 and 2017, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.

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

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. In June 2018, the borrowing capacity of the commercial paper program was increased to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2018, the Company had $545 million of borrowings outstanding under the program at a weighted average interest rate of 2.34%.

At June 30, 2018, the fair value of International Paper’s $11.5 billion of debt was approximately $11.6 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2018	December 31, 2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$442	$329
Derivatives Not Designated as Hedging Instruments:
Electricity contract	2	13
Foreign exchange contracts	15	10

(a)	These contracts had maturities of two years or less as of June 30, 2018.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Foreign exchange contracts	$(18)	$(1)	$(18)	$8
Interest rate contracts	—	—	(3)	—
Total	$(18)	$(1)	$(21)	$8

During the next 12 months, the amount of the June 30, 2018 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $6 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(2)	$2	$—	$4	Cost of products sold
Total	$(2)	$2	$—	$4

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$1	$—	$(1)	$(2)	Cost of products sold
Foreign exchange contracts	1	—	1	—	Cost of products sold
Total	$2	$—	$—	$(2)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$2	(a)	$11	(b)	$22	(c)	$1	(e)
Total derivatives designated as hedging instruments	2		11		22		1
Derivatives not designated as hedging instruments
Electricity contract	—		—		5	(d)	8	(f)
Foreign exchange contracts	1	(a)	—		—		—
Total derivatives not designated as hedging instruments	1		—		5		8
Total derivatives	$3		$11		$27		$9

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Includes $10 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(c)	Includes $13 million recorded in Other accrued liabilities and $9 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(d)	Includes $4 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(e)	Included in Other accrued liabilities in the accompanying balance sheet.

(f)	Includes $5 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Service cost	$41	$39	$79	$79
Interest cost	120	139	238	277
Expected return on plan assets	(200)	(193)	(400)	(385)
Actuarial loss	108	88	190	173
Amortization of prior service cost	4	7	8	14
Net periodic pension expense	$73	$80	$115	$158

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. No cash contributions were made to the qualified pension plan in the first six months of 2018 and 2017. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $19 million for the six months ended June 30, 2018.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2018, 11.8 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Total stock-based compensation expense (selling and administrative)	$36	$37	$67	$79
Income tax benefits related to stock-based compensation	—	(3)	22	45

At June 30, 2018, $165 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.2 years.

Performance Share Plan

During the first six months of 2018, the Company granted 1.8 million performance units at an average grant date fair value of $62.97.

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

Sales by business segment for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Industrial Packaging	$4,022	$3,785	$7,849	$7,362
Global Cellulose Fibers	692	612	1,369	1,176
Printing Papers	1,060	1,017	2,113	2,012
Corporate and Intersegment Sales	59	(31)	123	(35)
Net Sales	$5,833	$5,383	$11,454	$10,515

Operating profit by business segment for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2018	2017	2018	2017
Industrial Packaging	$537	$64	$974	$448
Global Cellulose Fibers	66	7	77	(63)
Printing Papers	94	86	158	186
Business Segment Operating Profits	697	157	1,209	571

Earnings (loss) from continuing operations before income taxes and equity earnings	490	(23)	$846	$194
Interest expense, net	133	137	268	279
Noncontrolling interests/equity earnings adjustment	(4)	(1)	(5)	(1)
Corporate items, net	30	17	39	41
Corporate special items, net	12	(7)	21	(7)
Non-operating pension expense	36	34	40	65
	$697	$157	$1,209	$571

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $405 million ($0.97 per diluted share) in the second quarter of 2018, compared with $729 million ($1.74 per diluted share) in the first quarter of 2018 and $80 million ($0.19 per diluted share) in the second quarter of 2017. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $498 million ($1.19 per diluted share) in the second quarter of 2018, compared with $395 million ($0.94 per diluted share) in the 2018 first quarter and $274 million ($0.66 per diluted share) in the 2017 second quarter.

International Paper delivered a strong second quarter performance and year-over-year earnings growth. The Company had outstanding commercial performance with volume growth and accelerating price realization across our three businesses. We continue to see healthy global demand for our products. Our operations performed well in another heavy maintenance outage quarter, with 75% of our 2018 annual planned maintenance outages completed in the first half of the year. Input costs, particularly wood, chemicals and transportation, continued to be a challenge during the 2018 second quarter, reflecting the healthy underlying global demand environment. The higher input costs were offset by sequentially lower recovered fiber costs in our North America Industrial Packaging business. The Company returned $300 million in cash to its shareholders through share repurchases during the 2018 second quarter.
Price realization accelerated in the 2018 second quarter on strong commercial execution, particularly across our North American businesses. Volume also improved in our three businesses with continued healthy demand globally. Input costs in the 2018 second quarter were lower sequentially, driven by lower recovered fiber costs; however, transportation costs continued to be a headwind on very tight rail and truck availability as well as higher diesel fuel costs. Our Ilim joint venture delivered another strong earnings quarter driven by improved price and volume although equity earnings from our Ilim joint venture during the 2018 second quarter were lower sequentially, as strong operating income was partly offset by the impact of non-cash foreign currency movement on Ilim’s U.S. dollar denominated net debt.
Looking ahead to the 2018 third quarter, we expect to see continuing benefits from recent price increases across all three of our businesses. Additionally, we expect improved seasonal mix in our Global Cellulose Fibers and Printing Papers businesses, while geographic mix is expected to be a headwind in our North America Industrial Packaging business. Volume in our North America Industrial Packaging business is expected to be impacted by one less shipping day while Global Cellulose Fibers and Printing Papers volume is expected to be seasonally higher. Operating costs are expected to be higher in our Industrial Packaging business partly due to Madrid mill start-up costs. Operating costs should be stable in our Global Cellulose fibers business and improved in our Printing Papers business. Maintenance outage expenses are expected to be significantly lower in the 2018 third quarter as we have completed 75% of total 2018 planned maintenance outages in the first half of the year. Rising input costs and transportation costs are expected to impact our North America Industrial Packaging business in the 2018 third quarter. Input costs are expected to remain stable in our Global Cellulose Fibers business and modestly higher in our Printing Papers business primarily related to higher wood costs in Brazil, Europe and Russia. For our Ilim joint venture, seasonally stronger sales volumes are expected to be partially offset by a heavy maintenance quarter. Finally, we will continue to closely monitor changes to trade policies and assess their potential implications on business conditions.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. Diluted earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most direct comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense, items considered by management to be unusual and discontinued operations from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Diluted earnings (loss) attributable to common shareholders to Adjusted Operating Earnings (Loss) attributable to common shareholders.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2018	2017	2018
Diluted Earnings (Loss) Attributable to Shareholders	$405	$80	$729
Less - Discontinued operations (gain) loss	23	4	(368)
Diluted Earnings (Loss) from Continuing Operations	428	84	361
Add Back - Non-operating pension (income) expense	36	34	4
Add Back - Net special items expense (income)	47	353	40
Income tax effect - Non-operating pension and special items expense	(13)	(197)	(10)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$498	$274	$395

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2018	2017	2018
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.97	$0.19	$1.74
Less - Discontinued operations (gain) loss per share	0.05	0.01	(0.88)
Diluted Earnings (Loss) Per Share from Continuing Operations	1.02	0.20	0.86
Add Back - Non-operating pension (income) expense per share	0.09	0.08	0.01
Add Back - Net special items expense (income) per share	0.11	0.85	0.09
Income tax effect per share - Non-operating pension and special items expense	(0.03)	(0.47)	(0.02)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.19	$0.66	$0.94

The Company generated free cash flow of approximately $535 million and $614 million in the first six months of 2018 and 2017, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2018	2017
Cash provided by operations	$1,464	$1,278
Adjustments:
Cash invested in capital projects	(929)	(664)
Free Cash Flow	$535	$614

RECENT DEVELOPMENTS

On March 6, 2018, Smurfit Kappa Group plc (“Smurfit Kappa”) published a public announcement in which it stated that it had received and rejected an unsolicited proposal from us whereby International Paper would acquire the entire issued and to be issued share capital of Smurfit Kappa. Pursuant to the offer, Smurfit Kappa shareholders would have been entitled to receive €22.00 in cash and 0.3028 new International Paper shares of common stock for each Smurfit Kappa ordinary share held by them. On March 23, 2018, Smurfit Kappa announced that it had received and rejected a revised offer from International Paper whereby Smurfit Kappa shareholders would be entitled to receive €25.25 in cash and 0.3028 new International Paper shares of common stock for each Smurfit Kappa ordinary share held by them. The revised offer valued Smurfit Kappa’s entire issued and to be issued share capital at approximately €9.5 billion.

On May 16, 2018, the Irish Takeover Panel announced that International Paper had until June 6, 2018, to announce whether it would or would not make a binding offer for Smurfit Kappa Group plc (“Smurfit Kappa”) under Rule 2.5 of the Irish Takeover

Rules. On June 5, 2018, International Paper announced that it would not make such an offer given the lack of engagement by Smurfit Kappa’s board of directors and management. As a result, under Rule 2.8 of the Irish Takeover Rules, during the 12-month period ending June 5, 2019, International Paper is prohibited from making an offer for Smurfit Kappa and taking certain other related actions, subject to certain exceptions (including the announcement by a third party of an offer for Smurfit Kappa).
RESULTS OF OPERATIONS
For the second quarter of 2018, International Paper Company reported net sales of $5.8 billion, compared with $5.6 billion in the first quarter of 2018 and $5.4 billion in the second quarter of 2017.
Net earnings attributable to International Paper totaled $405 million, or $0.97 per diluted share, in the 2018 second quarter. This compared with $729 million, or $1.74 per diluted share, in the first quarter of 2018 and $80 million, or $0.19 per diluted share, in the second quarter of 2017.
Earnings from continuing operations attributable to International Paper Company were $428 million in the second quarter of 2018, $361 million in the first quarter of 2018 and $84 million in the second quarter of 2017.

Earnings From Continuing Operations Attributable to International Paper Company (after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$361
$98
$34
($5)
$14
$2
($14)
($25)
$2
($3)
($12)
($24)
$428
Q1 2018
Price & Mix
Volume
Operations & Cost
Raw Materials and Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2018

Compared with the first quarter of 2018, earnings benefited from higher average sales prices and a favorable mix ($98 million), higher sales volumes ($34 million), lower mill maintenance outage costs ($2 million), lower raw material and freight costs ($14 million) and lower net interest expense ($2 million). These benefits were offset by higher operating costs ($5 million), higher corporate and other items ($14 million), higher tax expense ($3 million) reflecting a higher estimated tax rate and higher non-operating pension expense ($24 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $25 million lower than in the 2018 first quarter. Net special items in the 2018 second quarter were a loss of $43 million compared with a loss of $31 million in the 2018 first quarter.

Compared with the second quarter of 2017, the 2018 second quarter reflects higher average sales prices net of an unfavorable mix ($249 million), higher sales volumes ($10 million), lower net interest expense ($6 million) and lower tax expense ($28 million) reflecting a lower estimated tax rate. These benefits were offset by higher operating costs ($98 million), higher raw material and freight costs ($3 million), higher mill maintenance outage costs ($10 million), higher corporate and other costs ($8 million) and higher non-operating pension expense ($6 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $50 million higher in the 2018 second quarter than in the 2017 second quarter. Net special items in the 2018 second quarter were a loss of $43 million compared with a loss of $169 million in the 2017 second quarter.
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
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	June 30,		March 31,
In millions	2018	2017	2018
Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$428	$84	$361
Add back (deduct):
Income tax provision (benefit)	130	(87)	89
Equity (earnings) loss, net of taxes	(70)	(20)	(95)
Noncontrolling interests, net of taxes	2	—	1
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	490	(23)	356
Interest expense, net	133	137	135
Noncontrolling interests / equity earnings included in operations	(4)	(1)	(1)
Corporate items	30	17	9
Corporate special items (income) expense	12	(7)	9
Non-operating pension expense	36	34	4
Adjusted Operating Profit	$697	$157	$512
Business Segment Operating Profit:
Industrial Packaging	$537	$64	$437
Global Cellulose Fibers	66	7	11
Printing Papers	94	86	64
Total Business Segment Operating Profit	$697	$157	$512

Business Segment Operating Profit

Total business segment operating profits were $697 million in the 2018 second quarter, $512 million in the 2018 first quarter, and $157 million in the 2017.

Business Segment Operating Profit
(in millions)

$800
$600
$400
$200
$0
$512
$130
$45
($7)
$18
$3
($4)
$697
Q1 2018
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Special Items
Q2 2018

Compared with the first quarter of 2018, operating profits benefited from higher average sales prices and a favorable mix ($130 million), higher sales volumes ($45 million), lower raw material and freight costs ($18 million) and lower mill outage costs ($3 million). These benefits were offset by higher operating costs ($7 million). Special items were a loss of $35 million in the 2018 second quarter compared with a loss of $31 million in the 2018 first quarter.

Business Segment Operating Profit
(in millions)

$800
$600
$400
$200
$0
$157
$356
$14
($140)
($4)
($15)
$329
$697
Q2 2017
Price & Mix
Volume
Cost / Operations
Raw Materials and Freight
Mill Outages
Special Items
Q2 2018

Compared with the second quarter of 2017, operating profits in the current quarter benefited from higher average sales prices net of an unfavorable mix ($356 million) and higher sales volumes ($14 million). These benefits were offset by higher operating costs ($140 million), higher raw material and freight costs ($4 million) and higher mill outage costs ($15 million). Special items were a loss of $35 million in the 2018 second quarter compared with a loss of $364 million in the 2017 second quarter.

During the 2018 second quarter, International Paper took approximately 265,000 tons of downtime of which none were economic-related, compared with approximately 322,000 tons of downtime, of which none were economic-related, in the 2018 first quarter. During the 2017 second quarter, International Paper took approximately 291,000 tons of downtime of which none were economic-related. Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2018	2017	2018	2017
Industrial Packaging
Corrugated Packaging (c)	2,724	2,648	5,303	5,185
Containerboard	800	797	1,583	1,610
Recycling	597	555	1,134	1,140
Saturated Kraft	52	41	98	87
Gypsum/Release Kraft	67	58	120	111
Bleached Kraft	9	6	16	13
EMEA Packaging (c) (d)	387	400	784	774
Brazilian Packaging (c)	85	87	171	173
European Coated Paperboard	90	94	186	193
Industrial Packaging	4,811	4,686	9,395	9,286
Global Cellulose Fibers (in thousands of metric tons) (b)	884	896	1,779	1,773
Printing Papers
U.S. Uncoated Papers	484	465	954	954
European and Russian Uncoated Papers	342	380	703	739
Brazilian Uncoated Papers	265	288	525	552
Indian Uncoated Papers	66	67	133	128
Printing Papers	1,157	1,200	2,315	2,373

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill.
Discontinued Operations
See discussion in Note 9 - Divestitures in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $130 million was recorded for the 2018 second quarter and the reported effective income tax rate for continuing operations was 27%. Excluding a benefit of $4 million related to the tax effects of special items and a benefit of $9 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 25% for the quarter.
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
An income tax benefit of $87 million was recorded for the 2017 second quarter and the reported effective income tax rate for continuing operations was 378%. Excluding a benefit of $184 million related to the tax effects of special items and a benefit of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate for continuing operations was 30% for the quarter.
Interest Expense
Net interest expense for the 2018 second quarter was $133 million compared with $135 million in the 2018 first quarter and $137 million which includes $4 million of interest income related to income tax refund claims in the 2017 second quarter.

Effects of Special Items and Non-Operating Pension Expense
Details of special items and non-operating pension expense for the three months ended are as follows:

	Three Months Ended
	June 30,				March 31,
	2018		2017		2018
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging optimization	$26	$18	$—	$—	$22	$17
Abandoned property removal	9	7	5	3	9	7
Kleen Products anti-trust class action lawsuit settlement	—	—	354	219	—	—
Weyerhaeuser pulp business integration costs	—	—	5	3	—	—
Business Segments Total	35	25	364	225	31	24
Corporate
Smurfit-Kappa acquisition proposal costs	12	9	—	—	—	—
India Packaging business evaluation write-off	—	—	(2)	(2)	—	—
Legal settlement	—	—	—	—	9	7
Gain of sale of investment in ArborGen	—	—	(14)	(9)	—	—
Foodservice Asia impairment	—	—	9	4	—	—
Interest income related to income tax refund claim	—	—	(4)	(2)	—	—
Corporate Total	12	9	(11)	(9)	9	7
Total special items	47	34	353	216	40	31
Non-operating pension expense	36	27	34	21	4	3
Total special items and non-operating pension expense	$83	$61	$387	$237	$44	$34
Special items include the following tax expenses (benefits):

	Three Months Ended
	June 30,		March 31,
In millions	2018	2017	2018
Income tax refund claims	$—	$(85)	$—
Pension contribution return to accrual	—	38	—
State income tax legislative changes	9	—	—
Total	$9	$(47)	$—

Details of special items and non-operating pension expense for the six months ended are as follows:

	Six Months Ended
	June 30,
	2018		2017
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging optimization	$48	$35	$—	$—
Abandoned property removal	18	14	7	5
Kleen Products anti-trust class action lawsuit settlement	—	—	354	219
Weyerhaeuser pulp business acquisition inventory fair value step-up amortization	—	—	14	8
Weyerhaeuser pulp business integration costs	—	—	9	5
Holmen mill bargain purchase gain	—	—	(6)	(6)
Business Segments Total	66	49	378	231
Corporate
Smurfit-Kappa acquisition proposal costs	12	9	—	—
India Packaging business evaluation write-off	—	—	(2)	(2)
Legal settlement	9	7	—	—
Gain of sale of investment in ArborGen	—	—	(14)	(9)
Foodservice Asia impairment	—	—	9	4
Interest income related to income tax refund claim	—	—	(4)	(2)
Corporate Total	21	16	(11)	(9)
Total special items	87	65	367	222
Non-operating pension expense	40	30	65	40
Total special items and non-operating pension expense	$127	$95	$432	$262
Special items include the following tax expenses (benefits):

	Six Months Ended
	June 30,
In millions	2018	2017
Income tax refund claims	$—	$(85)
State income tax legislative changes	9	—
Pension contribution return to accrual	—	38
International investment restructuring	—	15
Total	$9	$(32)
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

Industrial Packaging

Total Industrial Packaging	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$4,022	$3,827	$7,849	$3,785	$3,577	$7,362
Operating Profit	$537	$437	$974	$64	$384	$448
Holmen mill bargain purchase gain	—	—	—	—	(6)	(6)
Kleen Products anti-trust settlement	—	—	—	354	—	354
Abandoned property removal	6	5	11	3	1	4
EMEA Packaging optimization	26	22	48	—	—	—
Operating Profit Before Special Items	$569	$464	$1,033	$421	$379	$800
Industrial Packaging net sales for the second quarter of 2018 were 5% higher than in the first quarter of 2018 and were 6% higher than in the second quarter of 2017. Operating profit before special items was 23% higher in the second quarter of 2018 than in the first quarter of 2018 and 35% higher than in the second quarter of 2017.

North American Industrial Packaging	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,582	$3,369	$6,951	$3,336	$3,155	$6,491
Operating Profit	$574	$459	$1,033	$51	$361	$412
Kleen Products anti-trust settlement	—	—	—	354	—	354
Abandoned property removal	6	5	11	3	1	4
Operating Profit Before Special Items	$580	$464	$1,044	$408	$362	$770

(a)
Includes intra-segment sales of $46 million and $31 million for the three months ended June 30, 2018 and 2017, respectively; $58 million and $32 million for the three months ended March 31, 2018 and 2017, respectively; and $104 million and $63 million for the six months ended June 30, 2018 and 2017, respectively.

North American Industrial Packaging sales volumes for boxes in the second quarter of 2018 were seasonally higher than in the first quarter of 2018 and include one more shipping day. Containerboard shipments to both domestic and export markets decreased despite continuing strong export market demand due to production constraints at the mills. Total planned maintenance downtime was 154,000 tons in the 2018 second quarter, a decrease of 27,000 tons from 181,000 tons in the 2018 first quarter. Average sales margins for boxes increased reflecting higher sales prices for boxes. Average sales prices for containerboard continued to increase in both the domestic and export markets. Input costs were lower, primarily for recycled fiber and energy. Planned maintenance downtime costs were $9 million higher in the 2018 second quarter compared with the 2018 first quarter. Manufacturing operating costs improved largely due to the non-recurrence of the weather and other unplanned events that occurred in the first quarter.
Compared with the second quarter of 2017, sales volumes for boxes were higher in the second quarter of 2018 due to market demand growth and one more shipping day. Sales volumes for containerboard were relatively flat in the domestic market, but down in the export markets. Total planned maintenance downtime was 3,000 tons lower in the 2018 second quarter than in the 2017 second quarter. Average sales margins for boxes increased significantly, primarily due to higher average sales prices. Average sales prices were also significantly higher for sales to export containerboard markets, reflecting sales price increases implemented during 2017 and 2018. Input costs for recycled fiber were lower, but were partially offset by higher costs for freight, wood and chemicals. Planned maintenance downtime costs were $11 million higher in the second quarter of 2018 compared with the second quarter of 2017.
Entering the third quarter of 2018, domestic sales volumes for boxes are expected to be seasonally lower and will include one fewer shipping day. As a result, containerboard export shipments are expected to increase. Input costs are expected to increase for recycled fiber, energy and chemicals. Planned maintenance downtime costs should be $50 million lower in the 2018 third quarter than in the 2018 second quarter.

EMEA Industrial Packaging	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$344	$362	$706	$341	$317	$658
Operating Profit	$(43)	$(34)	$(77)	$5	$14	$19
EMEA Packaging optimization	26	22	48	—	—	—
Holmen mill net bargain purchase gain	—	—	—	—	(6)	(6)
Operating Profit Before Special Items	$(17)	$(12)	$(29)	$5	$8	$13
EMEA Industrial Packaging sales volumes for boxes in the second quarter of 2018 were lower than in the first quarter of 2018 as seasonally lower volumes in Morocco were partially offset by higher volumes in Turkey and the Euro-zone. Average sales prices improved, but margins remained squeezed due to higher input costs for board. Operating costs were higher due to foreign exchange rate driven inflation in Turkey as well as productivity issues and a transportation strike in France. Operating profit continues to be negatively impacted by costs associated with the Madrid mill conversion to recycled containerboard production.
Compared with the second quarter of 2017, sales volumes in the second quarter of 2018 were lower due to a weak fruit and vegetable season in the Euro-zone. Average sales prices for boxes increased, but were offset by higher input costs for board. Operating costs were unfavorably impacted by inflation, particularly in Morocco and Turkey. Also, compared with the second quarter of 2017, operating profit declined due to the absence of newsprint sales and operating profit from the Madrid mill.
Looking ahead to the third quarter of 2018, sales volumes are expected to reflect seasonally weaker demand in Morocco. Average sales margins are expected to improve due to the realization of previous sales price increases and the stabilization of input costs for board. Operating costs should be lower, but conversion and start-up costs at the Madrid mill will continue to adversely impact operating profit.

Brazilian Industrial Packaging	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$56	$62	$118	$60	$59	$119
Operating Profit	$(11)	$(8)	$(19)	$(6)	$(10)	$(16)
Brazilian Industrial Packaging sales volumes in the second quarter of 2018 compared with the first quarter of 2018 were slightly lower for containerboard, but unchanged for boxes. Average sales margins were flat as the benefit from higher box sales prices was offset by an unfavorable geographic mix. Planned maintenance downtime costs were $1 million higher in the second quarter of 2018 than in the first quarter of 2018. Operating costs were higher and input costs, primarily for recycled fiber and utilities, were also higher. A nationwide trucker's strike during the quarter negatively impacted operating profit by approximately $3 million.
Compared with the second quarter of 2017, sales volumes in the second quarter of 2018 were higher for boxes, but lower for containerboard. Average sales prices increased for boxes, but were partially offset by unfavorable customer and segment mix. Input costs were higher, primarily for recycled fiber. Planned maintenance downtime costs were $1 million higher in the second quarter of 2018 than in the second quarter of 2017. Operating costs also increased.
Looking ahead to the third quarter of 2018, sales volumes for boxes should be seasonally higher. Average sales margins are expected to increase, reflecting the realization of previous sales price increases for boxes and a more favorable customer mix. Input costs should be higher for natural gas and purchased pulp. Planned maintenance downtime costs should be $1 million lower in the third quarter.

European Coated Paperboard	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$86	$92	$178	$79	$78	$157
Operating Profit	$17	$20	$37	$14	$19	$33
European Coated Paperboard sales volumes in the second quarter of 2018 compared with the first quarter of 2018 were lower in both Europe and Russia. Average sales margins increased in both regions, reflecting higher sales prices and a favorable mix. Input costs were higher, mainly in Europe, for wood, energy, chemicals and purchased fiber. Planned maintenance downtime costs were flat in the second quarter of 2018 compared with the first quarter of 2018. Mill operating costs in Europe were lower as the Kwidzyn mill recovered from the first quarter fire, but were more than offset by higher other operating costs, while in Russia, mill operating costs were higher.
Compared with the second quarter of 2017, sales volumes decreased in both Europe and Russia. However, average sales margins increased in both regions due to higher average sales prices and a favorable mix. Input costs increased for wood, energy and chemicals in both Europe and Russia, and in Europe purchased fiber prices also increased. Planned maintenance downtime costs were $2 million higher compared with the second quarter of 2017.
Entering the third quarter of 2018, sales volumes are expected to be higher in both Europe and Russia. Average sales margins are expected to be flat in both Europe and Russia. Input costs in Europe are expected to increase for energy, chemicals and purchased fiber. In Russia, input costs should increase for wood and energy. No planned maintenance outages are scheduled in the 2018 third quarter, so downtime costs will be $4 million lower than in the second quarter of 2018.
Global Cellulose Fibers

Total Global Cellulose Fibers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$692	$677	$1,369	$612	$564	$1,176
Operating Profit	$66	$11	$77	$7	$(70)	$(63)
Acquisition costs	—	—	—	5	4	9
Inventory fair value step-up amortization	—	—	—	—	14	14
Abandoned property removal	3	4	7	—	1	1
Operating Profit Before Special Items	$69	$15	$84	$12	$(51)	$(39)
Global Cellulose Fibers net sales were 2% higher in the second quarter of 2018 than in the first quarter of 2018 and 13% higher than in the second quarter of 2017. Operating profit before special items were significantly higher in the second quarter of 2018 than in both the first quarter of 2018 and the second quarter of 2017.
Sales volumes in the second quarter of 2018 increased slightly compared with the first quarter of 2018. Average sales prices were higher for fluff pulp and market pulp. Input costs, primarily for energy, were lower. Planned maintenance downtime costs in the second quarter of 2018 were $31 million lower than in the first quarter of 2018. Operating costs were lower due to the non-repeat of the first quarter extreme weather conditions and reliability issues. In both Europe and Russia, sales volumes were lower, while average sales prices were higher. Planned maintenance downtime costs in Europe and Russia were $5 million higher in the second quarter of 2018 compared with the previous quarter. Operating costs were favorable.
Compared with the second quarter of 2017, sales volumes were flat in the second quarter of 2018. Average sales prices improved significantly across all product lines reflecting the realization of previous price increases. Input costs increased for chemicals, but were partially offset by lower natural gas costs. Planned maintenance downtime costs in the second quarter of 2018 were $14 million lower than in the second quarter of 2017. Distribution costs and operating costs were higher. In Europe and Russia, sales volumes decreased. Average sales margins improved significantly, reflecting higher average sales prices and a favorable mix. Input costs were higher, primarily for wood in Russia. Planned maintenance downtime costs in Europe and Russia were $7 million higher than in the second quarter of 2017.
Entering the third quarter of 2018, sales volumes are expected to increase, primarily for fluff pulp, as market demand remains robust. Average sales prices are expected to continue to increase due to the realization of previous price increases. Input costs are expected to be lower. Planned maintenance downtime costs should be $6 million lower in the third quarter of 2018 in North America, and $8 million lower in Europe and Russia. Sales volumes are expected to increase in both Europe and Russia, while average sales margins will decline.
Printing Papers

Total Printing Papers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,060	$1,053	$2,113	$1,017	$995	$2,012
Operating Profit	$94	$64	$158	$86	$100	$186
Abandoned property removal	—	—	—	2	—	2
Operating Profit Before Special Items	$94	$64	$158	$88	$100	$188
Printing Papers net sales for the second quarter of 2018 were 1% higher than in the first quarter of 2018 and 4% higher than in the second quarter of 2017. Operating profit before special items in the second quarter of 2018 was 47% higher than in the first quarter of 2018 and 7% higher than in the second quarter of 2017.

North American Papers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$493	$458	$951	$446	$468	$914
Operating Profit	$25	$1	$26	$19	$33	$52
Abandoned property removal	—	—	—	2	—	2
Operating Profit Before Special Items	$25	$1	$26	$21	$33	$54
North American Papers sales volumes in the second quarter of 2018 were higher than in the first quarter of 2018 reflecting improvements in mill operations and demand from the first quarter of 2018. Average sales prices were higher due to the full realization of previous sales price increases. Average sales margins were impacted by a favorable geographic mix. Input costs were lower for wood, partially offset by higher costs for chemicals. Planned maintenance downtime costs were $2 million higher in the second quarter of 2018, compared with the first quarter of 2018. Operating costs were seasonally lower.
Compared with the second quarter of 2017, sales volumes in the second quarter of 2018 increased, due to improved customer demand. Average sales prices were higher reflecting the impact of price increases in late 2017 and in 2018. Average sales margins were adversely affected by an unfavorable mill sourcing mix. Input costs increased, primarily for chemicals. Planned maintenance downtime costs were $6 million lower than in the second quarter of 2017.
Entering the third quarter of 2018, sales volumes are expected to be lower due to planned inventory build to help reduce cost to serve. Average sales price realizations for uncoated freesheet paper should reflect the realization of previous sales price increases. Input costs are expected to be flat, while operating costs should be lower. Planned maintenance downtime costs should be $23 million lower in the third quarter.

European Papers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$302	$319	$621	$299	$274	$573
Operating Profit	$15	$21	$36	$26	$29	$55
European Papers sales volumes for uncoated freesheet paper in the second quarter of 2018 compared with the first quarter of 2018 were higher in Russia, but lower in Europe. Average sales margins for uncoated freesheet paper increased in both regions due to the realization of sales price increases combined with a favorable mix. Input costs were higher, primarily for chemicals in Europe. Planned maintenance downtime costs in the second quarter of 2018 included outages at the Svetogorsk and Saillat mills and were $10 million higher than in the first quarter of 2018. Operating costs were higher due to continuing costs associated with first quarter incidents at the Kwidzyn mill and productivity issues at the Saillat mill during the second quarter.
Sales volumes for uncoated freesheet paper in the second quarter of 2018 compared with the second quarter of 2017 were lower in Europe, but higher in Russia. Average sales prices for uncoated freesheet paper increased in both regions reflecting increases implemented in late 2017 and in 2018. Input costs, primarily for wood in Russia and for purchased pulp, wood, chemicals and energy in Europe, were higher. Planned maintenance downtime costs in the second quarter of 2018 were $12 million higher than in the second quarter of 2017.
Looking forward to the third quarter of 2018, sales volumes for uncoated freesheet paper are expected to be lower in Russia, but higher in Europe due to increased availability as operations recover from the Kwidzyn incidents. Input costs for wood, energy and freight are expected to be higher in Russia, and purchased fiber and energy costs are expected to be higher in Europe. Planned maintenance downtime costs should be $18 million lower than in the second quarter of 2018 with no outages scheduled in the third quarter. Operating costs are expected to be favorable.

Brazilian Papers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$222	$229	$451	$232	$214	$446
Operating Profit	$49	$40	$89	$43	$39	$82

(a)
Includes intra-segment sales of $8 million and $7 million for the three months ended June 30, 2018 and 2017, respectively; $5 million and $9 million for the three months ended March 31, 2018 and 2017, respectively; and $13 million and $16 million for the six months ended June 30, 2018 and 2017, respectively.

Brazilian Papers sales volumes in the second quarter of 2018 were negatively impacted for shipments to both domestic and export markets by a nationwide trucker's strike during the quarter. However, compared with the first quarter of 2018, sales volumes in export markets were higher, but in the domestic market volumes were lower. Average sales margins increased due to higher average sales prices for domestic and export uncoated freesheet papers, partially offset by an unfavorable geographic mix. Input costs increased for purchased pulp and energy. Planned maintenance downtime costs were $1 million higher in the second quarter of 2018 than in the first quarter of 2018. Overall, operating profit in the quarter was unfavorably affected by approximately $7 million due to the trucker's strike.
Compared with the second quarter of 2017, sales volumes for uncoated freesheet paper in the second quarter of 2018 were lower in export markets, but slightly higher in the domestic market. Average sales margins improved, reflecting higher average sales prices for both domestic and export markets. Input costs were higher, primarily for purchased pulp and energy. Planned maintenance downtime costs were $1 million higher in the second quarter of 2018 than in the second quarter of 2017.
Entering the third quarter of 2018, sales volumes for uncoated freesheet paper are expected to be seasonally stronger in Brazil and the Latin American export market. Average sales margins should benefit from the realization of previous domestic and export sale increases and a favorable geographic mix. Input costs are expected to increase for wood, purchased pulp and energy. Planned maintenance outage costs should be $4 million lower than in the second quarter of 2018 with no outages scheduled.

Indian Papers	2018			2017
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$51	$52	$103	$47	$48	$95
Operating Profit	$5	$2	$7	$(2)	$(1)	$(3)
Indian Papers sales volumes in the second quarter of 2018 compared with the first quarter of 2018 were essentially flat. Average sales prices were higher reflecting growing demand for uncoated freesheet paper and stable economic conditions. Operating costs decreased due to improved mill efficiencies and lower input costs for fiber, chemicals and fuel.
Compared with the second quarter of 2017, sales volumes in the second quarter of 2018 were higher. Average sales prices also increased. Operating costs were lower, reflecting mill efficiencies, while input costs were higher for chemicals and fuel, partially offset by lower wood costs.
Looking ahead to the third quarter of 2018, sales volumes are expected to be lower due to production constraints related to planned maintenance downtime at the Rajahmundry mill. Average sales prices should be slightly higher due to the realization of previous price increases, as demand remains strong. Input costs are expected to be higher. Planned maintenance outage costs should be $2 million higher in the third quarter.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $57 million in the second quarter of 2018, compared with $92 million in the first quarter of 2018 and $21 million in the second quarter of 2017. In the second quarter of 2018, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $39 million compared with a loss of $0.4 million in the first quarter of 2018.
Compared with the first quarter of 2018, sales volumes in the second quarter of 2018 were 4% higher, primarily for sales of softwood pulp and containerboard in Russia and other export markets, partially offset by lower sales of softwood pulp and containerboard in China. Average sales prices were higher, primarily for softwood pulp and containerboard in China and other export markets. Average sales prices in Russia were lower across all products and grades. In the second quarter of 2018, input costs, primarily for wood and labor, were higher. Higher distribution and planned annual maintenance costs were also incurred in the second quarter of 2018.
Compared with the second quarter of 2017, sales volumes in the second quarter of 2018 increased overall by 2%, primarily for sales of softwood pulp in Russia and softwood pulp and containerboard in other export markets, partially offset by lower sales of hardwood pulp in China. Average sales prices were higher for softwood pulp, hardwood pulp and containerboard in all markets. Input costs, primarily for wood, fuel and labor were higher. Distribution costs were higher. An after-tax foreign exchange loss of $18 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the second quarter of 2017.
Looking forward to the third quarter of 2018, sales volumes are expected to be slightly lower. Average sales price realizations are projected to moderately increase compared with the second quarter of 2018, primarily for containerboard, partially offset by lower softwood and hardwood pulp prices. Input costs are expected to be relatively flat. Planned maintenance mill outages are scheduled at the Bratsk, Ust Ilmsk and Koryazhma mills.
Equity Earnings – GPI
International Paper recorded equity earnings of $15 million on its 20.5% ownership position in GPI in the second quarter of 2018 compared with $2 million in the first quarter of 2018.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.5 billion for the first six months of 2018, compared with $1.3 billion for the comparable 2017 six-month period. Cash used for working capital components totaled $213 million for the first six months of 2018 compared to $648 million for the comparable 2017 six-month period.
Investments in capital projects totaled $929 million in the first six months of 2018 compared to $664 million in the first six months of 2017. Full-year 2018 capital spending is currently expected to be approximately $1.5 billion, or about 111% of depreciation and amortization expense for our current businesses.
Financing activities for the first six months of 2018 included a $338 million net increase in debt versus a $116 million net decrease in debt during the comparable 2017 six-month period.
At June 30, 2018, contractual obligations for future payments of debt maturities by calendar year were as follows: $582 million in 2018; $128 million in 2019; $87 million in 2020; $445 million in 2021; $952 million in 2022; $279 million in 2023; and $9.0 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2018, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At June 30, 2018, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2018. At June 30, 2018, there were no borrowings outstanding under either the bank facility or receivables securitization program.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. In June 2018, the borrowing capacity of the commercial paper program was increased to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of June 30, 2018, the Company had $545 million of borrowings outstanding under this program at a weighted average interest rate of 2.34%.
During the first six months of 2018, International Paper used 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 5.8 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $331 million. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock in open market repurchase transactions. In addition, in July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares of the Company's common stock to supplement the $1.5 billion share repurchase program authorized in September 2013 and would continue to repurchase such shares in open market repurchase transactions. Under this $3.0 billion share repurchase program, the Company has repurchased 49.8 million shares at an average price of $47.55, for a total of approximately $2.4 billion, as of June 30, 2018.
During the first six months of 2017, International Paper used approximately 2.5 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46 million. Cash dividend payments related to common stock totaled $393 million and $382 million for the first six months of 2018 and 2017, respectively. Dividends were $0.9500 per share and $0.9250 per share for the first six months in 2018 and 2017, respectively.
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
Acquisitions
See discussion in Note 8 - Acquisitions in the Condensed Notes to the Consolidated Financial Statements.

Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim Holding S.A. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $2.1 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim Holding S.A. would result in the consolidation of Ilim Holding S.A.'s financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
The Company has included in its 2017 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2018, other than a change in the accounting for revenue recognition prescribed under ASC 606, which is referenced in Note 2 - Recent Accounting Developments in the Condensed Notes to the Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to trade protection measures, the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures and restructurings, and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2018 - April 30, 2018	239	$45.91	—	$0.933
May 1, 2018 - May 31, 2018	915	52.19	—	0.933
June 1, 2018 - June 30, 2018	5,233,946	57.34	5,233,454	0.633
Total	5,235,100
(a) 1,646 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on July 8, 2014. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of shares of our common stock.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 3, 2018	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

August 3, 2018	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller