Form 10-Q
period 2018-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2018-11-02
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Registrant’s telephone number, including area code: (901) 419-7000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (paragraph 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 26, 2018 was 405,028,470.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Sales	$5,901	$5,517	$17,355	$16,032
Costs and Expenses
Cost of products sold	3,887	3,713	11,757	11,100
Selling and administrative expenses	405	401	1,277	1,187
Depreciation, amortization and cost of timber harvested	335	350	990	1,004
Distribution expenses	397	354	1,166	1,061
Taxes other than payroll and income taxes	44	41	130	124
Restructuring and other charges	—	—	48	(16)
Net (gains) losses on sales and impairments of businesses	122	—	122	9
Litigation settlement	—	—	—	354
Net bargain purchase gain on acquisition of business	—	—	—	(6)
Interest expense, net	133	152	401	431
Non-operating pension expense	25	49	65	133
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	553	457	1,399	651
Income tax provision (benefit)	83	136	302	122
Equity earnings (loss), net of taxes	92	45	257	113
Earnings (Loss) From Continuing Operations	562	366	1,354	642
Discontinued operations, net of taxes	—	29	345	42
Net Earnings (Loss)	562	395	1,699	684
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	3	—
Net Earnings (Loss) Attributable to International Paper Company	$562	$395	$1,696	$684
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.38	$0.89	$3.28	$1.55
Discontinued operations, net of taxes	—	0.07	0.84	0.10
Net earnings (loss)	$1.38	$0.96	$4.12	$1.65
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.37	$0.88	$3.25	$1.54
Discontinued operations, net of taxes	—	0.07	0.83	$0.10
Net earnings (loss)	$1.37	$0.95	$4.08	$1.64
Average Shares of Common Stock Outstanding – assuming dilution	411.4	417.4	416.3	417.4
Cash Dividends Per Common Share	$0.4750	$0.4625	$1.4250	$1.3875
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$562	$366	$1,351	$642
Discontinued operations, net of taxes	—	29	345	42
Net earnings (loss)	$562	$395	$1,696	$684
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Earnings (Loss)	$562	$395	$1,699	$684
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	76	59	227	176
Pension and postretirement liability adjustments:
Non-U.S. plans	—	—	—	1
Change in cumulative foreign currency translation adjustment	(87)	100	(467)	234
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	1	1	(20)	9
Reclassification adjustment for (gains) losses included in net earnings (loss)	2	(2)	2	(6)
Total Other Comprehensive Income (Loss), Net of Tax	(8)	158	(258)	414
Comprehensive Income (Loss)	554	553	1,441	1,098
Net (earnings) loss attributable to noncontrolling interests	—	—	(3)	—
Other comprehensive (income) loss attributable to noncontrolling interests	2	1	4	(1)
Comprehensive Income (Loss) Attributable to International Paper Company	$556	$554	$1,442	$1,097
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,026	$1,018
Accounts and notes receivable, net	3,580	3,287
Contract assets	383	—
Inventories	2,130	2,313
Assets held for sale	—	1,377
Other current assets	199	282
Total Current Assets	7,318	8,277
Plants, Properties and Equipment, net	13,088	13,265
Forestlands	388	448
Investments	1,615	390
Financial Assets of Special Purpose Entities (Note 15)	7,065	7,051
Goodwill	3,371	3,411
Deferred Charges and Other Assets	958	1,061
Total Assets	$33,803	$33,903
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$555	$311
Accounts payable	2,510	2,458
Accrued payroll and benefits	484	485
Liabilities held for sale	—	805
Other accrued liabilities	1,054	1,043
Total Current Liabilities	4,603	5,102
Long-Term Debt	10,700	10,846
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 15)	6,296	6,291
Deferred Income Taxes	2,512	2,291
Pension Benefit Obligation	1,785	1,939
Postretirement and Postemployment Benefit Obligation	305	326
Other Liabilities	544	567
Equity
Common stock, $1 par value, 2018 – 448.9 shares and 2017 – 448.9 shares	449	449
Paid-in capital	6,256	6,206
Retained earnings	7,353	6,180
Accumulated other comprehensive loss	(4,887)	(4,633)
	9,171	8,202
Less: Common stock held in treasury, at cost, 2018 – 43.9 shares and 2017 – 36.0 shares	2,131	1,680
Total International Paper Shareholders’ Equity	7,040	6,522
Noncontrolling interests	18	19
Total Equity	7,058	6,541
Total Liabilities and Equity	$33,803	$33,903
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net earnings (loss)	$1,699	$684
Depreciation, amortization and cost of timber harvested	990	1,075
Deferred income tax provision (benefit), net	163	295
Restructuring and other charges	48	(16)
Pension plan contributions	—	(1,250)
Net gain on transfer of North American Consumer Packaging business	(488)	—
Net bargain purchase gain on acquisition of business	—	(6)
Net (gains) losses on sales and impairments of businesses	122	9
Equity method dividends received	130	129
Equity (earnings) loss, net	(257)	(113)
Periodic pension expense, net	172	237
Other, net	75	92
Changes in current assets and liabilities
Accounts and notes receivable	(441)	(293)
Contract assets	(20)	—
Inventories	(120)	(70)
Accounts payable and accrued liabilities	301	5
Interest payable	(33)	(11)
Other	64	(198)
Cash Provided By (Used For) Operations	2,405	569
Investment Activities
Invested in capital projects	(1,286)	(935)
Acquisitions, net of cash acquired	—	(45)
Net settlement on transfer of North American Consumer Packaging business	(40)	—
Proceeds from divestitures, net of cash divested	—	4
Proceeds from sale of fixed assets	12	22
Other	4	(54)
Cash Provided By (Used For) Investment Activities	(1,310)	(1,008)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(532)	(46)
Issuance of debt	349	1,366
Reduction of debt	(242)	(369)
Change in book overdrafts	(33)	5
Dividends paid	(588)	(573)
Debt tender premiums paid	—	(1)
Other	—	(2)
Cash Provided By (Used For) Financing Activities	(1,046)	380
Effect of Exchange Rate Changes on Cash	(41)	24
Change in Cash and Temporary Investments	8	(35)
Cash and Temporary Investments
Beginning of period	1,018	1,033
End of period	$1,026	$998

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Intangibles

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this guidance. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The new guidance modifies disclosure requirements related to fair value measurement. This guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans." This guidance adds, removes, and clarifies disclosure requirements related to defined benefit pension and other postretirement plans. This guidance is effective for annual reporting periods beginning after December 15, 2020. Early adoption is permitted. This guidance should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the provisions of this guidance.

The Company adopted the provision of ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," on January 1, 2018. Under this new guidance, employers present the service costs component of the net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component is eligible for capitalization in assets. Employers present the other components separately from the line items that includes the service cost and outside of any subtotal of operating income. In addition, disclosure of the lines used to present the other components of net periodic benefit cost are required if the components are not presented separately in the income statement. The following table details the impact of the retrospective adoption of this standard on the three months and nine months ended September 30, 2017, reported in the accompanying condensed consolidated statement of operations. The retrospective adoption had no impact on Net earnings (loss).

Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$3,756	$(43)	$3,713
Selling and administrative expenses	407	(6)	401
Non-operating pension expense	—	49	49

	Nine Months Ended September 30, 2017
In millions	Previously Reported	Impact of Adoption Increase/(Decrease)	As Revised
Cost of products sold	$11,214	$(114)	$11,100
Selling and administrative expenses	1,206	(19)	1,187
Non-operating pension expense	—	133	133

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

The Company has formed a global implementation team, including representatives from accounting, tax, legal, global sourcing, information technology, policies and controls and operations. Surveys were developed and utilized to gather initial information regarding existing leases and the various processes that currently exist to procure, track and account for leases globally. The implementation team has selected and begun working with a third-party vendor to implement a lease accounting solution to deliver the accounting and disclosures required under the new lease accounting guidance. Initial data loads are substantially complete and preliminary testing in the system is underway.

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

The Company recorded a net increase to opening Retained earnings of $73 million as of January 1, 2018, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to our customized products. The impacts of the adoption of the new revenue standard on the Company's condensed consolidated financial statements were as follows:

Condensed Consolidated Statement of Operations
	Three Months Ended September 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net sales	$5,901	$5,898	$3
Cost of products sold	3,887	3,885	2
Distribution expenses	397	396	1
Income tax provision (benefit), net	83	83	—
Earnings (loss) from continuing operations	562	562	—
Net earnings (loss)	562	562	—
Earnings per share attributable to International Paper Company Shareholders
Basic	$1.38	$1.38	$—
Diluted	1.37	1.37	—

Condensed Consolidated Statement of Operations
	Nine Months Ended September 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net sales	$17,355	$17,335	$20
Cost of products sold	11,757	11,748	9
Distribution expenses	1,166	1,163	3
Income tax provision (benefit), net	302	300	2
Earnings (loss) from continuing operations	1,354	1,348	6
Net earnings (loss)	1,699	1,693	6
Earnings per share attributable to International Paper Company Shareholders
Basic	$4.12	$4.10	$0.02
Diluted	4.08	4.06	0.02

Condensed Consolidated Balance Sheet
	September 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Contract assets	$383	$—	$383
Inventories	2,130	2,389	(259)
Other current assets	199	213	(14)
Other accrued liabilities	1,054	1,035	19
Deferred income taxes	2,512	2,500	12
Retained earnings	7,353	7,274	79

Condensed Consolidated Statement of Cash Flows
	Nine Months Ended September 30, 2018
In millions, except per share amounts	As Reported	Balances Without Adoption of ASC 606	Impact of Adoption Increase/(Decrease)
Net earnings (loss)	$1,699	$1,693	$6
Deferred income tax provision (benefit), net	163	175	(12)
Contract assets	(20)	—	(20)
Inventories	(120)	(128)	8
Accounts payable and accrued liabilities	301	298	3
Other	64	49	15

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

	Three Months Ended September 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,394	$602	$482	$52	$4,530
EMEA	396	77	328	(4)	797
Pacific Rim and Asia	40	35	62	6	143
Americas, other than U.S.	204	—	230	(3)	431
Total	$4,034	$714	$1,102	$51	$5,901

Operating Segments
North American Industrial Packaging	$3,653	$—	$—	$—	$3,653
EMEA Industrial Packaging	311	—	—	—	311
Brazilian Industrial Packaging	57	—	—	—	57
European Coated Paperboard	87	—	—	—	87
Global Cellulose Fibers	—	714	—	—	714
North American Printing Papers	—	—	492	—	492
Brazilian Papers	—	—	255	—	255
European Papers	—	—	311	—	311
Indian Papers	—	—	47	—	47
Intra-segment Eliminations	(74)	—	(3)	—	(77)
Corporate & Inter-segment Sales	—	—	—	51	51
Total	$4,034	$714	$1,102	$51	$5,901

(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$9,832	$1,720	$1,399	$163	$13,114
EMEA	1,275	222	988	(13)	2,472
Pacific Rim and Asia	110	140	185	35	470
Americas, other than U.S.	666	1	643	(11)	1,299
Total	$11,883	$2,083	$3,215	$174	$17,355

Operating Segments
North American Industrial Packaging	$10,604	$—	$—	$—	$10,604
EMEA Industrial Packaging	1,017	—	—	—	1,017
Brazilian Industrial Packaging	175	—	—	—	175
European Coated Paperboard	265	—	—	—	265
Global Cellulose Fibers	—	2,083	—	—	2,083
North American Printing Papers	—	—	1,443	—	1,443
Brazilian Papers	—	—	706	—	706
European Papers	—	—	932	—	932
Indian Papers	—	—	150	—	150
Intra-segment Eliminations	(178)	—	(16)	—	(194)
Corporate & Inter-segment Sales	—	—	—	174	174
Total	$11,883	$2,083	$3,215	$174	$17,355

(a) Net sales are attributed to countries based on the location of the seller.

The nature of the Company's contracts can vary based on the business, customer type and region; however, in all instances it is International Paper's customary business practice to receive a valid order from the customer, in which each parties' rights and related payment terms are clearly identifiable.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2018	$366	$53
Ending Balance - September 30, 2018	383	25
Increase / (Decrease)	$17	$(28)

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

Generally, the Company recognizes revenue on a point in time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which in this case, is generally as the goods are produced.

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

NOTE 4 - EQUITY

A summary of the changes in equity for the nine months ended September 30, 2018 and 2017 is provided below:

	Nine Months Ended September 30,
	2018			2017
In millions, except per share amounts	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$6,522	$19	$6,541	$4,341	$18	$4,359
Adoption of ASC 606 revenue from contracts with customers	73	—	73	—	—	—
Issuance of stock for various plans, net	112	—	112	130	—	130
Repurchase of stock	(532)	—	(532)	(46)	—	(46)
Common stock dividends ($1.4250 per share in 2018 and $1.3875 per share in 2017)	(596)	—	(596)	(584)	—	(584)
Transactions of equity method investees	19	—	19	(24)	—	(24)
Comprehensive income (loss)	1,442	(1)	1,441	1,097	1	1,098
Ending Balance, September 30	$7,040	$18	$7,058	$4,914	$19	$4,933

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,376)	$(2,954)	$(2,527)	$(3,072)
Other comprehensive income (loss) before reclassifications	—	—	—	1
Amounts reclassified from accumulated other comprehensive income	76	59	227	176
Balance at end of period	(2,300)	(2,895)	(2,300)	(2,895)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,489)	(2,155)	(2,111)	(2,287)
Other comprehensive income (loss) before reclassifications	(87)	101	(469)	235
Amounts reclassified from accumulated other comprehensive income	—	(1)	2	(1)
Other comprehensive income (loss) attributable to noncontrolling interest	2	1	4	(1)
Balance at end of period	(2,574)	(2,054)	(2,574)	(2,054)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(16)	1	5	(3)
Other comprehensive income (loss) before reclassifications	1	1	(20)	9
Amounts reclassified from accumulated other comprehensive income	2	(2)	2	(6)
Balance at end of period	(13)	—	(13)	—
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,887)	$(4,949)	$(4,887)	$(4,949)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2018 and 2017:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(6)	(11)	(19)	(a)	Non-operating pension expense
Actuarial gains (losses)	(97)	(89)	(291)	(266)	(a)	Non-operating pension expense
Total pre-tax amount	(101)	(95)	(302)	(285)
Tax (expense) benefit	25	36	75	109
Net of tax	(76)	(59)	(227)	(176)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	1	(2)	1	(b)	Discontinued operations, net of taxes
Tax (expense) benefit	—	—	—	—
Net of tax	—	1	(2)	1

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(3)	3	(3)	8	(c)	Cost of products sold
Total pre-tax amount	(3)	3	(3)	8
Tax (expense)/benefit	1	(1)	1	(2)
Net of tax	(2)	2	(2)	6
Total reclassifications for the period	$(78)	$(56)	$(231)	$(169)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 for additional details).

(b)	Amounts for the three and nine months ended September 30, 2017 were reclassed to Net (gains) losses on sales and impairment of businesses.

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).
NOTE 6 - EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS

Basic earnings per common share are computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per common share are computed assuming that all potentially dilutive securities were converted into common shares. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share. A reconciliation of the amounts included in the computation of basic earnings (loss) per share, and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2018	2017	2018	2017
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$562	$366	$1,351	$642
Weighted average common shares outstanding	407.4	412.9	411.4	412.6
Effect of dilutive securities
Restricted stock performance share plan	4.0	4.5	4.9	4.8
Weighted average common shares outstanding – assuming dilution	411.4	417.4	416.3	417.4
Basic earnings (loss) per share from continuing operations	$1.38	$0.89	$3.28	$1.55
Diluted earnings (loss) per common share from continuing operations	$1.37	$0.88	$3.25	$1.54
NOTE 7 - RESTRUCTURING AND OTHER CHARGES

2018: There were no restructuring charges recorded during the three months ended September 30, 2018.

During the three months ended June 30, 2018, the Company recorded a $26 million pre-tax charge, in the Industrial Packaging segment, related to approximately $12 million of severance, $6 million in accelerated depreciation, $2 million in accelerated amortization and $6 million in other charges in conjunction with the optimization of our EMEA Packaging business.

During the three months ended March 31, 2018, the Company recorded a $22 million pre-tax charge, in the Industrial Packaging segment, primarily related to the severance charges in conjunction with the optimization of our EMEA Packaging business.

The majority of the severance charges recorded year to date are expected to be paid over the remainder of the year.

2017: There were no restructuring charges recorded during the three months ended September 30, 2017.

During the three months ended June 30, 2017, restructuring and other charges totaling a $16 million benefit before taxes were recorded. This benefit included a $14 million gain on the sale of the Company's investment in ArborGen and $2 million of other benefits.

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

Pro forma information related to the acquisition of the Europac business has not been included as it is impractical to obtain the information due to the lack of availability of U.S. GAAP financial data and does not have a material effect on the Company’s consolidated results of operations.

The Company has accounted for the above acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging Holding Company in exchange for a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business and recorded a pre-tax gain of $516 million ($385 million, net of tax) on the transfer in the first quarter of 2018, subject to final working capital settlement. During the second quarter of 2018, the Company recorded a pre-tax charge of $28 million ($21 million after tax) to adjust the previously recorded gain on the transfer. See Note 11 for further discussion on the Company's investment in a subsidiary of Graphic Packaging Holding Company.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net Sales	$—	$397	$—	$1,165
Costs and Expenses
Cost of products sold	—	268	—	855
Selling and administrative expenses	—	24	25	69
Depreciation, amortization and cost of timber harvested	—	24	—	72
Distribution expenses	—	32	—	94
Taxes other than payroll and income taxes	—	3	—	8
(Gain) loss on transfer of business	—	—	(488)	—
Earnings (Loss) Before Income Taxes and Equity Earnings	—	46	463	67
Income tax provision (benefit)	—	17	118	25
Discontinued Operations, Net of Taxes	$—	$29	$345	$42

Total cash provided by (used for) operations related to the North American Consumer Packaging business of $(25) million and $137 million for the nine months ended September 30, 2018 and September 30, 2017 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by (used for) investing activities related to the North American Consumer Packaging business of $(40) million and $(77) million for the nine months ended September 30, 2018 and September 30, 2017, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

Impairments

During the third quarter of 2018, a determination was made that the current carrying value of the long-lived assets of the Brazil Packaging business exceeded their estimated fair value due to a change in the outlook for the business. Management engaged a third party to assist with determining the fair value of the business and the fixed assets. The fair value of the business was calculated using a probability-weighted approach based on discounted future cash flows, market multiples, and transaction multiples and the fair value of the fixed assets was determined using a market approach. As a result, a pre-tax charge of $122 million ($81 million, net of tax) was recorded related to the impairment of an intangible asset and fixed assets. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Industrial Packaging segment. On October 25, 2018, the Company announced that it was exploring strategic options for its Brazil Packaging business.

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $628 million and $661 million at September 30, 2018 and December 31, 2017, respectively.

Accounts and Notes Receivable

In millions	September 30, 2018	December 31, 2017
Accounts and notes receivable, net:
Trade	$3,333	$3,017
Other	247	270
Total	$3,580	$3,287

The allowance for doubtful accounts was $81 million and $73 million at September 30, 2018 and December 31, 2017, respectively.

Inventories

In millions	September 30, 2018	December 31, 2017
Raw materials	$287	$274
Finished pulp, paper and packaging	1,109	1,337
Operating supplies	609	615
Other	125	87
Total	$2,130	$2,313

Depreciation

Accumulated depreciation was $21.0 billion and $20.5 billion at September 30, 2018 and December 31, 2017, respectively. Depreciation expense was $315 million and $317 million for the three months ended September 30, 2018 and 2017, respectively and $930 million and $926 million for the nine months ended September 30, 2018 and 2017, respectively.

Interest

Interest payments made during the nine months ended September 30, 2018 and 2017 were $606 million and $600 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Interest expense	$184	$198	$547	$571
Interest income	51	46	146	140
Capitalized interest costs	9	6	26	18

Asset Retirement Obligations

The Company had recorded liabilities of $86 million related to asset retirement obligations at September 30, 2018 and December 31, 2017.
NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company recorded equity earnings of $19 million and $36 million for the three months and nine months ended September 30, 2018, respectively. The Company received cash dividends from GPIP of $12 million during the first nine months of 2018. At September 30, 2018, the Company's investment in GPI was $1.1 billion, which was $519 million more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $62 million and $180 million for the three months and nine months ended September 30, 2018, respectively.

Summarized financial information for GPI is presented in the following tables:

Balance Sheet

In millions	September 30, 2018
Current assets	$1,943
Noncurrent assets	5,347
Current liabilities	1,143
Noncurrent liabilities	3,150

Income Statement

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2018	2018
Net sales	$1,530	$4,515
Gross profit	256	714
Income from continuing operations	135	278
Net income	135	278

Ilim Holding S.A.

The Company has a 50% equity interest in Ilim Holding S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $74 million and $48 million for the three months ended September 30, 2018 and 2017, respectively and $223 million and $119 million for the nine months ended September 30, 2018 and 2017, respectively. The Company received cash dividends from the joint venture of $118 million and $129 million during the first nine months of 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company's investment in Ilim was $440 million and $338 million, respectively, which was $153 million and $154 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $50 million and $52 million for the three months ended September 30, 2018 and 2017, respectively, and $159 million and $151 million for the nine months ended September 30, 2018 and 2017, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	September 30, 2018	December 31, 2017
Current assets	$741	$689
Noncurrent assets	1,702	1,696
Current liabilities	393	1,039
Noncurrent liabilities	1,460	972
Noncontrolling interests	17	6

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Net sales	$655	$523	$2,030	$1,518
Gross profit	376	252	1,152	715
Income from continuing operations	149	99	454	249
Net income	143	95	438	237

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-months ended September 30, 2018:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2018
Goodwill	$3,382		$52	$2,150	$5,584
Accumulated impairment losses (a)	(296)		—	(1,877)	(2,173)
	3,086		52	273	3,411
Currency translation and other (b)	—		—	(38)	(38)
Additions/reductions	(2)	(c)	—	—	(2)
Balance as of September 30, 2018
Goodwill	3,380		52	2,112	5,544
Accumulated impairment losses (a)	(296)		—	(1,877)	(2,173)
Total	$3,084		$52	$235	$3,371

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, "Intangibles-Goodwill and Other" in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.
(c) Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the US.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2018			December 31, 2017
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$540	$238	$302	$610	$247	$363
Non-compete agreements	65	65	—	72	72	—
Tradenames, patents and trademarks, and developed technology	173	85	88	172	72	100
Land and water rights	8	2	6	8	2	6
Software	27	25	2	24	23	1
Other	36	28	8	38	26	12
Total	$849	$443	$406	$924	$442	$482

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Amortization expense related to intangible assets	$15	$27	$44	$60

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $195 million and $122 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $2 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $6 million and $29 million for the nine months ended September 30, 2018 and 2017, respectively. The 2017 amount includes $2 million which is now reported as discontinued operations.
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
In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional net tax benefit of $1.22 billion in the period ending December 31, 2017. The net tax benefit primarily consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $1.454 billion and an expense for the Transition Tax of $231 million. For various reasons that are discussed more fully below, as of the quarter ended September 30, 2018, we have not completed our accounting for the income tax effects of the Tax Act. However, in the third quarter, we have updated certain estimates and recorded a beneficial adjustment of $36 million to our provisional estimate.
The provisional estimates and related adjustments relate to the following:
Reduction of U.S. federal corporate tax rate: The Tax Act reduced the corporate tax rate to 21%, effective January 1, 2018. For certain of our deferred tax assets and liabilities, we recorded a provisional net decrease of $1.451 billion with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. After the completion of the federal income tax return during the reporting period, we recognized a beneficial adjustment of $11 million from the remeasurement of certain temporary differences. The effect of the measurement-period adjustment on the 2018 third quarter effective tax rate was approximately 2.0%. A total decrease to the deferred tax liabilities to date of $1.462 billion has been recorded with a corresponding adjustment of $1.462 billion to income tax benefit. However, our accounting for these items is not yet complete because the state tax effect of adjustments made to federal temporary differences is not yet finalized. We will complete our accounting in the fourth quarter.
Deemed Repatriation Transition Tax: This is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of foreign subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. We were able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $231 million in the tax period ending December 31, 2017. On the basis of revised E&P computations that were calculated during the reporting period, as well as the impacts of guidance received from the IRS pertaining to the Transition Tax computation, we recognized an income tax benefit adjustment of $25 million related to the Transition Tax obligation. The effect of the measurement-period adjustment on the 2018 third quarter effective tax rate was approximately 4.5%. A total Transition Tax obligation to date of $206 million has been recorded as of September 30, 2018. Due to the fiscal year end of several significant foreign subsidiaries, we are continuing to gather additional information necessary to complete the calculation of the Transition Tax, and our accounting for this item is not yet complete. We will complete our accounting in the fourth quarter.
Our accounting for the following elements of the Tax Act is incomplete as of September 30, 2018. The estimates reported in the period ending December 31, 2017, were not adjusted in the period ending September 30, 2018. As of September 30, 2018, there has been no change in previous estimates made and reported in the period ending December 31, 2017.
Valuation Allowances: The Company has assessed whether its U.S. state and local income tax valuation allowance analysis is affected by various aspects of the Tax Act (e.g. deemed repatriation of foreign income, acceleration of cost recovery). Since, as discussed herein, the Company has recorded provisional amounts related to elements of the Tax Act, any corresponding determination of the need for a change in a valuation allowance is also provisional. For certain of our state deferred tax assets, we recorded a net $3 million provisional decrease in the recorded valuation allowance with a corresponding adjustment to deferred income tax benefit in the same amount for the year ended December 31, 2017. While we are able to make a reasonable estimate of the impact of the Tax Act on state attributes, the resolution of, or changes from, other factors noted herein may result in changes in our recorded valuation allowance.
The Tax Act may impact decisions surrounding the Company’s permanent reinvestment assertions related to its foreign investments and could have an impact on the Company’s accounting for untaxed outside basis differences. We previously considered the earnings in our non-U.S. subsidiaries to be permanently reinvested, and, accordingly deferred income taxes were not provided for such basis differences. While the transition tax resulted in a reduction in these basis differences, an actual repatriation from our non-U.S. subsidiaries could still be subject to additional taxes, including, but not limited to, foreign withholding taxes and U.S. state income taxes. In light of the Tax Act, the Company is evaluating its global cash management and non-U.S. repatriation strategy but we have yet to determine whether we plan to change our prior assertion. Accordingly, we have not recorded any deferred taxes attributable to our investments in our non-U.S. subsidiaries.
These estimates may change materially due to, among other things, further clarification of existing guidance that may be issued by U.S. taxing authorities or regulatory bodies and/or changes in interpretations and assumptions we have preliminarily made. We will continue to analyze the Tax Act to finalize its financial statement impact, including the mandatory deemed repatriation of foreign earnings, re-measurement of deferred taxes and all other provisions of the legislation and will record the effects of any changes to provisional amounts in the fourth quarter as required by SAB 118.
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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $131 million ($142 million undiscounted) in the aggregate at September 30, 2018. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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
On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. While the EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million, we do not believe that estimate provides a reasonable basis for accrual under GAAP because the estimate was based on a technological method for performing the work that we believe is not feasible. Subsequent to the issuance of the ROD, there have been several meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design. To this end, in April 2018, the PRPs entered into an Administrative Order on

Consent (AOC) with the EPA, agreeing to work together to develop the remedial design over the subsequent 29 months. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if the excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts to infrastructure in the vicinity. The Company has identified a number of concerns and uncertainties regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy. The Company has determined, however, that even if the ROD cannot be implemented, a sheet pile "engineered barrier" can be constructed, which would enhance the existing remedy and could also be used should the ROD be determined to be feasible and implementable. We have increased our recorded liability accordingly to reflect the estimated cost of constructing this barrier. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, however, it is uncertain how the ROD will be implemented. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any further adjustment to our immaterial recorded liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.

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

NOTE 15 - VARIABLE INTEREST ENTITIES AND PREFERRED SECURITIES OF SUBSIDIARIES

Variable Interest Entities

As of September 30, 2018, the fair value of the Timber Notes and Extension Loans is $4.67 billion and $4.19 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Revenue (a)	$24	$24	$71	$71
Expense (a)	32	32	96	96
Cash receipts (b)	48	48	95	95
Cash payments (c)	64	64	128	128

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of September 30, 2018, the fair value of the Timber Notes and Extension Loans is $2.25 billion and $2.09 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Revenue (a)	$19	$12	$52	$35
Expense (b)	18	13	48	36
Cash receipts (c)	15	7	34	19
Cash payments (d)	16	10	40	28

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for both of the three and nine months ended September 30, 2018 and 2017, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for both of the three and nine months ended September 30, 2018 and 2017, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 - DEBT
In December 2017, International Paper received $660 million in cash proceeds from a new loan entered into as part of the transfer of the North American Consumer Packaging business to a subsidiary of Graphic Packing Holding Company discussed in Note 9 and Note 11. The Company used the cash proceeds, together with available cash, to pay down existing debt of approximately $900 million. The $660 million term loan was subsequently assumed by a subsidiary of Graphic Packaging Holding Company, on January 1, 2018 and was classified as Liabilities held for sale at December 31, 2017, in the accompanying consolidated balance sheet.

In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. In June 2018, the borrowing capacity of the commercial paper program was increased to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2018, the Company had $400 million of borrowings outstanding under the program at a weighted average interest rate of 2.34%.

At September 30, 2018, the fair value of International Paper’s $11.3 billion of debt was approximately $11.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 14 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company we are exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2018	December 31, 2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$432	$329
Derivatives Not Designated as Hedging Instruments:
Electricity contract	8	13
Foreign exchange contracts	9	10

(a)	These contracts had maturities of two years or less as of September 30, 2018.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Foreign exchange contracts	$1	$1	$(18)	$9
Interest rate contracts	—	—	(2)	—
Total	$1	$1	$(20)	$9

During the next 12 months, the amount of the September 30, 2018 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $8 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(2)	$2	$(2)	$6	Cost of products sold
Total	$(2)	$2	$(2)	$6

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$2	$(8)	$1	$(10)	Cost of products sold
Foreign exchange contracts	3	—	4	—	Cost of products sold
Total	$5	$(8)	$5	$(10)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$2	(a)	$11	(b)	$21	(c)	$1	(d)
Total derivatives designated as hedging instruments	2		11		21		1
Derivatives not designated as hedging instruments
Electricity contract	—		—		3	(d)	8	(e)
Foreign exchange contracts	1	(a)	—		—		—
Total derivatives not designated as hedging instruments	1		—		3		8
Total derivatives	$3		$11		$24		$9

(a)	Included in Other current assets in the accompanying consolidated balance sheet.

(b)	Includes $10 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(c)	Includes $16 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(d)	Included in Other accrued liabilities in the accompanying balance sheet.
(e) Includes $5 million recorded in Other accrued liabilities and $3 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Service cost	$40	$39	$119	$118
Interest cost	118	138	356	415
Expected return on plan assets	(200)	(192)	(600)	(577)
Actuarial loss	95	87	285	260
Amortization of prior service cost	4	7	12	21
Net periodic pension expense	$57	$79	$172	$237

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions in the first nine months of 2018 and a voluntary cash contribution of $1.25 billion to the qualified pension plan in the first nine months of 2017. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $24 million for the nine months ended September 30, 2018.

On September 25, 2018, the Company entered into an agreement with The Prudential Insurance Company of America to purchase a group annuity contract and transfer approximately $1.6 billion of International Paper's U.S. qualified pension plan projected benefit obligations, subject to customary closing conditions. The transaction closed on October 2, 2018 and was funded with plan assets. Under the transaction, Prudential will assume responsibility for pension benefits and annuity administration for approximately 23,000 retirees or their beneficiaries receiving less than $1,000 in monthly benefit payments from the plan. The Company expects to recognize a non-cash pension settlement charge of approximately $425 million before tax in the fourth quarter of 2018.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2018, 11.9 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Total stock-based compensation expense (selling and administrative)	$35	$37	$102	$116
Income tax benefits related to stock-based compensation	(6)	(2)	16	43

At September 30, 2018, $134 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

Performance Share Plan

During the first nine months of 2018, the Company granted 1.8 million performance units at an average grant date fair value of $62.97.

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

Sales by business segment for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Industrial Packaging	$4,034	$3,822	$11,883	$11,184
Global Cellulose Fibers	714	654	2,083	1,830
Printing Papers	1,102	1,039	3,215	3,051
Corporate and Intersegment Sales	51	2	174	(33)
Net Sales	$5,901	$5,517	$17,355	$16,032

Operating profit by business segment for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Industrial Packaging	$472	$490	$1,446	$938
Global Cellulose Fibers	83	49	160	(14)
Printing Papers	183	135	341	321
Business Segment Operating Profits	738	674	1,947	1,245

Earnings (loss) from continuing operations before income taxes and equity earnings	553	457	$1,399	$651
Interest expense, net	133	152	401	431
Noncontrolling interests/equity earnings adjustment	(2)	—	(7)	(1)
Corporate items, net	20	32	59	73
Corporate special items, net	9	—	30	(7)
Non-operating pension expense	25	33	65	98
Business Segment Operating Profits	$738	$674	$1,947	$1,245

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $562 million ($1.37 per diluted share) in the third quarter of 2018, compared with $405 million ($0.97 per diluted share) in the second quarter of 2018 and $395 million ($0.95 per diluted share) in the third quarter of 2017. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $641 million ($1.56 per diluted share) in the third quarter of 2018, compared with $498 million ($1.19 per diluted share) in the 2018 second quarter and $420 million ($1.01 per diluted share) in the 2017 third quarter.

International Paper delivered a strong performance in the third quarter and year-over-year earnings growth of more than 50%. The strong performance was driven by solid commercial execution and continued price realization across our three businesses. Our operations also performed well in a lighter planned maintenance outage quarter. Our North American Industrial Packaging business performed very well, with volume ahead of industry growth in the third quarter. Our Global Cellulose Fibers business delivered record fluff pulp shipments, despite the impacts of Hurricane Florence, and our Printing Papers business had outstanding commercial and operational performance to deliver very strong results globally. Our equity earnings were $92 million, which includes $74 million from our Ilim joint venture and $19 million from our ownership interest in Graphic Packaging.

Earnings momentum continued in the third quarter with continued price realization across all three businesses, including our North American Industrial Packaging business which realized 90% of our recent box increase as we exited the third quarter. Hurricane Florence negatively impacted volume by $8 million and operations by $28 million, mostly in our Global Cellulose Fibers business. Box shipments in our North American Industrial Packaging business were up year-over-year in the third quarter, and volumes in our European Packaging business were seasonally lower and negatively impacted by weak fruit and vegetable demand due to adverse weather conditions. Input costs were a headwind across all of our businesses during the quarter, primarily driven by higher wood, energy, chemical and recovered fiber costs. Performance in our European Packaging business was negatively impacted by the start-up and commissioning costs, as well as, the overhead burden of the Madrid mill. Distribution costs were unfavorable across all of our businesses as the distribution environment remains very tight. Our Ilim joint venture again delivered strong results in a heavy planned maintenance outage quarter. Our equity earnings also included the impact of a non-cash foreign currency charge on Ilim's U.S. dollar denominated net debt.

Looking ahead, the Company is well positioned for strong fourth quarter results. In our North American Industrial Packaging business, we expect to see flow-through benefits from the last part of the recent price increase. Volumes are expected to be seasonally higher and in Europe, we expect to start capturing integrated margins on recycled containerboard as the Madrid mill ramps up. Outage expenses are expected to be significantly lower and input costs are expected to be stable. In our Global Cellulose Fibers business, additional realization of prior price increases will be largely offset by geographic and product mix in the fourth quarter. Volumes are expected to be seasonally higher and operations are expected to improve. Outage expense will be slightly higher. In our Printing Papers business, we expect continued realization of recent price increases and improved mix. Volumes are expected to improve due to stronger seasonal demand in Latin America and Europe. Outage costs will be slightly higher and input costs are expected to be a headwind, largely due to higher wood costs in Brazil and Russia. Finally, for our Ilim joint venture, we expect higher volumes due to lower planned maintenance outages and a continued strong commercial and operating performance.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most direct comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense, items considered by management to be unusual and discontinued operations from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted Operating Earnings (Loss) attributable to common shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2018	2017	2018
Earnings (Loss) Attributable to Shareholders	$562	$395	$405
Less - Discontinued operations (gain) loss	—	(29)	23
Earnings (Loss) from Continuing Operations	562	366	428
Add Back - Non-operating pension (income) expense	25	33	36
Add Back - Net special items expense (income)	142	23	47
Income tax effect - Non-operating pension and special items expense	(88)	(2)	(13)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$641	$420	$498

	Three Months Ended September 30,		Three Months Ended June 30,
	2018	2017	2018
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$1.37	$0.95	$0.97
Less - Discontinued operations (gain) loss per share	—	(0.07)	0.05
Diluted Earnings (Loss) Per Share from Continuing Operations	1.37	0.88	1.02
Add Back - Non-operating pension (income) expense per share	0.06	0.08	0.09
Add Back - Net special items expense (income) per share	0.34	0.05	0.11
Income tax effect per share - Non-operating pension and special items expense	(0.21)	—	(0.03)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.56	$1.01	$1.19

The Company generated free cash flow of approximately $1.1 billion and $1.2 billion in the first nine months of 2018 and 2017, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2018	2017
Cash provided by operations	$2,405	$569
Adjustments:
Cash invested in capital projects	(1,286)	(935)
Cash contribution to pension plan	—	1,250
Cash payment for Kleen settlement	—	354
Free Cash Flow	$1,119	$1,238
RESULTS OF OPERATIONS
For the third quarter of 2018, International Paper Company reported net sales of $5.9 billion, compared with $5.8 billion in the second quarter of 2018 and $5.5 billion in the third quarter of 2017.
Net earnings attributable to International Paper totaled $562 million, or $1.37 per diluted share, in the 2018 third quarter. This compared with $405 million, or $0.97 per diluted share, in the second quarter of 2018 and $395 million, or $0.95 per diluted share, in the third quarter of 2017.
Earnings from continuing operations attributable to International Paper Company were $562 million in the third quarter of 2018, $428 million in the second quarter of 2018 and $366 million in the third quarter of 2017.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$428
$84
($5)
($18)
($38)
$81
$7
$22
$0
$10
($17)
$8
$562
Q2 2018
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2018

Compared with the second quarter of 2018, earnings benefited from higher average sales prices and a favorable mix ($84 million), lower mill maintenance outage costs ($81 million), lower corporate and other items ($7 million), lower tax expense ($10 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($8 million). These benefits were offset by lower sales volumes ($5 million), higher operating costs ($18 million) and higher raw material and freight costs ($38 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $22 million higher than in the 2018 second quarter. Net special items in the 2018 third quarter were a loss of $60 million compared with a loss of $43 million in the 2018 second quarter.

Compared with the third quarter of 2017, the 2018 third quarter reflects higher average sales prices and a favorable mix ($270 million), higher sales volumes ($17 million), lower corporate and other costs ($10 million), lower net interest expense ($14 million), lower tax expense ($23 million) reflecting a lower estimated tax rate and lower non-operating pension expense ($1 million). These benefits were offset by higher operating costs ($95 million), higher raw material and freight costs ($29 million) and higher mill maintenance outage costs ($36 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $47 million higher in the 2018 third quarter than in the 2017 third quarter. Net special items in the 2018 third quarter were a loss of $60 million compared with a loss of $34 million in the 2017 third quarter.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding corporate items, corporate special items and non-operating pension expense.
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	September 30,		June 30,
In millions	2018	2017	2018
Net Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$562	$366	$428
Add back (deduct):
Income tax provision (benefit)	83	136	130
Equity (earnings) loss, net of taxes	(92)	(45)	(70)
Noncontrolling interests, net of taxes	—	—	2
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	553	457	490
Interest expense, net	133	152	133
Noncontrolling interests / equity earnings included in operations	(2)	—	(4)
Corporate items	20	32	30
Corporate special items (income) expense	9	—	12
Non-operating pension expense	25	33	36
Adjusted Operating Profit	$738	$674	$697
Business Segment Operating Profit:
Industrial Packaging	$472	$490	$537
Global Cellulose Fibers	83	49	66
Printing Papers	183	135	94
Total Business Segment Operating Profit	$738	$674	$697

Business Segment Operating Profit

Total business segment operating profits were $738 million in the 2018 third quarter, $697 million in the 2018 second quarter, and $674 million in the 2017 third quarter.

Business Segment Operating Profit (in millions)
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$697
$113
$(7)
$(24)
$(51)
$108
$(98)
$738
Q2 2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q3 2018

Compared with the second quarter of 2018, operating profits benefited from higher average sales prices and a favorable mix ($113 million) and lower mill outage costs ($108 million). These benefits were offset by lower sales volumes ($7 million), higher operating costs ($24 million) and higher raw material and freight costs ($51 million). Special items were a loss of $133 million in the 2018 third quarter compared with a loss of $35 million in the 2018 second quarter.

The third quarter of 2018 results were impacted by approximately $36 million related to Hurricane Florence, primarily from higher operating costs and lower volumes. Costs and operations in the third quarter of 2018 also reflect higher expenses related to the Madrid mill startup.  The higher startup costs were offset by lower spending in our businesses, mainly related to lower health and medical benefit costs.

Business Segment Operating Profit (in millions)
$1,200
$1,000
$800
$600
$400
$200
$0
$674
$369
$23
$(130)
$(39)
$(49)
$(110)
$738
Q3 2017
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q3 2018

Compared with the third quarter of 2017, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($369 million) and higher sales volumes ($23 million). These benefits were offset by higher operating costs ($130 million), higher raw material and freight costs ($39 million) and higher mill outage costs ($49 million). Special items were a loss of $133 million in the 2018 third quarter compared with a loss of $23 million in the 2017 third quarter.

Economic downtime is taken to balance internal supply with our customer demand, while maintenance downtime is taken periodically during the year. The following table details maintenance and economic-related downtime (in tons):

	Three Months Ended September 30, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2017
Economic-related downtime	—	—	—
Maintenance downtime	197,000	265,000	93,000

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2018	2017	2018	2017
Industrial Packaging
Corrugated Packaging (c)	2,666	2,599	7,969	7,784
Containerboard	853	828	2,436	2,438
Recycling	566	544	1,700	1,684
Saturated Kraft	51	45	149	132
Gypsum/Release Kraft	56	54	176	165
Bleached Kraft	8	7	24	20
EMEA Packaging (c) (d)	329	350	1,113	1,124
Brazilian Packaging (c)	92	93	263	266
European Coated Paperboard	98	103	284	296
Industrial Packaging	4,719	4,623	14,114	13,909
Global Cellulose Fibers (in thousands of metric tons) (b)	886	933	2,665	2,706
Printing Papers
U.S. Uncoated Papers	461	497	1,415	1,451
European and Russian Uncoated Papers	363	365	1,066	1,104
Brazilian Uncoated Papers	293	280	818	832
Indian Uncoated Papers	62	58	195	186
Printing Papers	1,179	1,200	3,494	3,573

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(d)	Excludes newsprint sales volumes at the Madrid, Spain mill through the third quarter of 2017.
Discontinued Operations
See discussion in Note 9 - Divestitures in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $83 million was recorded for the 2018 third quarter and the reported effective income tax rate was 15%. Excluding a benefit of $82 million related to the tax effects of special items and a benefit of $6 million related to the tax effects of non-operating pension expense, the effective income tax rate was 24% for the quarter.
An income tax provision of $130 million was recorded for the 2018 second quarter and the reported effective income tax rate was 27%. Excluding a benefit of $4 million related to the tax effects of special items and a benefit of $9 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
An income tax provision of $136 million was recorded for the 2017 third quarter and the reported effective income tax rate was 30%. Excluding an expense of $11 million related to the tax effects of special items and a benefit of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 27% for the quarter.
Interest Expense
Net interest expense was $133 million for both the 2018 third quarter and 2018 second quarter and $152 million in the 2017 third quarter.

Effects of Special Items and Non-Operating Pension Expense
Details of special items and non-operating pension expense for the three months ended are as follows:

	Three Months Ended
	September 30,				June 30,
	2018		2017		2018
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging optimization	$—	$—	$—	$—	$26	$18
Abandoned property removal	6	4	7	4	9	7
Riverdale mill conversion	5	4	—	—	—	—
Brazil Packaging impairment	122	81	—	—	—	—
Brazil Packaging wood supply accelerated amortization	—	—	10	7	—	—
Weyerhaeuser pulp business integration costs	—	—	6	4	—	—
Business Segments Total	133	89	23	15	35	25
Corporate
Smurfit-Kappa acquisition proposal costs	—	—	—	—	12	9
Environmental remediation reserve adjustment	9	7	—	—	—	—
Corporate Total	9	7	—	—	12	9
Total special items	142	96	23	15	47	34
Non-operating pension expense	25	19	33	20	36	27
Total special items and non-operating pension expense	$167	$115	$56	$35	$83	$61
Special items include the following tax expenses (benefits):

	Three Months Ended
	September 30,		June 30,
In millions	2018	2017	2018
State income tax legislative changes	$—	$—	$9
International legal entity restructuring	—	19	—
Tax benefits from Tax Cuts and Jobs Act	(36)	—	—
Total	$(36)	$19	$9

Details of special items and non-operating pension expense for the nine months ended are as follows:

	Nine Months Ended
	September 30,
	2018		2017
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging optimization	$48	$35	$—	$—
Abandoned property removal	24	18	14	9
Riverdale mill conversion	5	4	—	—
Brazil Packaging impairment	122	81	—	—
Kleen Products anti-trust class action lawsuit settlement	—	—	354	219
Weyerhaeuser pulp business acquisition inventory fair value step-up amortization	—	—	14	8
Weyerhaeuser pulp business acquisition and integration costs	—	—	15	9
Holmen mill bargain purchase gain	—	—	(6)	(6)
Brazil Packaging wood supply accelerated amortization	—	—	10	7
Business Segments Total	199	138	401	246
Corporate
Smurfit-Kappa acquisition proposal costs	12	9	—	—
India Packaging business evaluation write-off	—	—	(2)	(2)
Legal settlement	9	7	—	—
Environmental remediation reserve adjustment	9	7	—	—
Gain of sale of investment in ArborGen	—	—	(14)	(9)
Foodservice Asia impairment	—	—	9	4
Interest income related to income tax refund claim	—	—	(4)	(2)
Corporate Total	30	23	(11)	(9)
Total special items	229	161	390	237
Non-operating pension expense	65	49	98	60
Total special items and non-operating pension expense	$294	$210	$488	$297
Special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30,
In millions	2018	2017
Income tax refund claims	$—	$(85)
State income tax legislative changes	9	—
Tax benefits from Tax Cuts and Jobs Act	(36)	—
Pension contribution return to accrual	—	38
International investment restructuring	—	34
Total	$(27)	$(13)
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

Industrial Packaging

Total Industrial Packaging	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$4,034	$4,022	$11,883	$3,822	$3,785	$11,184
Operating Profit	$472	$537	$1,446	$490	$64	$938
Holmen mill bargain purchase gain	—	—	—	—	—	(6)
Kleen Products anti-trust settlement	—	—	—	—	354	354
Abandoned property removal	4	6	15	5	3	9
EMEA Packaging optimization	—	26	48	—	—	—
Brazil Packaging impairment	122	—	122	—	$—	$—
Brazil Packaging wood supply accelerated amortization	—	—	—	10	—	10
Operating Profit Before Special Items	$598	$569	$1,631	$505	$421	$1,305
Industrial Packaging net sales for the third quarter of 2018 were about even with the second quarter of 2018 and were 6% higher than in the third quarter of 2017. Operating profit before special items was 5% higher in the third quarter of 2018 than in the second quarter of 2018 and 18% higher than in the third quarter of 2017.

North American Industrial Packaging	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,653	$3,582	$10,604	$3,383	$3,336	$9,874
Operating Profit	$618	$574	$1,651	$487	$51	$899
Kleen Products anti-trust settlement	—	—	—	—	354	354
Abandoned property removal	4	6	15	5	3	9
Operating Profit Before Special Items	$622	$580	$1,666	$492	$408	$1,262

(a)
Includes intra-segment sales of $74 million and $50 million for the three months ended September 30, 2018 and 2017, respectively; $46 million and $31 million for the three months ended June 30, 2018 and 2017, respectively; and $178 million and $113 million for the nine months ended September 30, 2018 and 2017, respectively.

North American Industrial Packaging sales volumes for boxes in the third quarter of 2018 were slightly seasonally lower on a daily basis than in the second quarter of 2018 and include one less shipping day. Containerboard shipments to export markets increased as the mills recovered from production constraints experienced in the second quarter. Total planned maintenance downtime was 161,000 tons in the 2018 third quarter, an increase of 7,000 tons from 154,000 tons in the 2018 second quarter. Average sales margins for boxes were higher reflecting the continuing realization of Spring 2018 sales price increases. Average sales prices for containerboard also continued to increase in both the domestic and export markets. Input costs were higher, primarily for recycled fiber, wood and freight. Planned maintenance downtime costs were $46 million lower in the 2018 third quarter compared with the 2018 second quarter. Manufacturing operating costs were seasonally higher.
Compared with the third quarter of 2017, sales volumes for boxes were higher in the third quarter of 2018 due to market demand growth and one more shipping day. Sales volumes for containerboard were relatively flat in the domestic market, but grew in the export markets. Total planned maintenance downtime was 76,000 tons higher in the 2018 third quarter than in the 2017 third quarter. Average sales margins for boxes increased significantly, primarily due to higher average sales prices. Average sales prices were also higher for containerboard exports, reflecting sales price increases implemented during 2017 and 2018. Input costs for recycled fiber were lower, but were partially offset by higher costs for freight, wood and chemicals. Planned maintenance downtime costs were $27 million higher in the third quarter of 2018 compared with the third quarter of 2017. Manufacturing operating costs were higher, largely due to inflation.
Entering the fourth quarter of 2018, sales volumes for boxes are expected to be about flat overall with higher daily volumes, but two fewer shipping days. Containerboard export shipments are expected to increase slightly. Input costs are projected to be generally flat. Planned maintenance downtime costs should be $57 million lower in the 2018 fourth quarter than in the 2018 third quarter.

EMEA Industrial Packaging	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$311	$344	$1,017	$333	$341	$991
Operating Profit	$(37)	$(43)	$(114)	$(5)	$5	$14
EMEA Packaging optimization	—	26	48	—	—	—
Holmen mill net bargain purchase gain	—	—	—	—	—	(6)
Operating Profit Before Special Items	$(37)	$(17)	$(66)	$(5)	$5	$8
EMEA Industrial Packaging sales volumes for boxes in the third quarter of 2018 were seasonally lower than in the second quarter of 2018 primarily in the fruit and vegetable segment in Morocco and Spain. Average sales prices improved, but margins remained squeezed due to higher containerboard costs. Operating profit continues to be negatively impacted by costs associated with the Madrid mill conversion to recycled containerboard production.
Compared with the third quarter of 2017, sales volumes in the third quarter of 2018 were lower due to a weak fruit and vegetable season in the Euro-zone, although sales volumes were higher in Morocco. Average sales prices for boxes increased, but were offset by higher containerboard costs. Operating costs were unfavorably impacted by inflation, particularly in Morocco and Turkey. Also, compared with the third quarter of 2017, operating profit declined due to the absence of newsprint sales and operating profit from the Madrid mill in addition to the conversion costs incurred in the third quarter of 2018.
Looking ahead to the fourth quarter of 2018, sales volumes are expected to reflect seasonally stronger demand in the fruit and vegetable box segment, primarily in Morocco. Operating costs for the box business should be lower as the benefits of optimization initiatives begin to be realized, and start-up costs at the Madrid mill are lower than in the third quarter.

Brazilian Industrial Packaging	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$57	$56	$175	$68	$60	$187
Operating Profit	$(127)	$(11)	$(146)	$(13)	$(6)	$(29)
Brazil Packaging impairment	122	—	122	—	—	—
Brazil Packaging wood supply accelerated amortization	—	—	—	10	—	10
Operating Profit Before Special Items	$(5)	$(11)	$(24)	$(3)	$(6)	$(19)
Brazilian Industrial Packaging sales volumes in the third quarter of 2018 compared with the second quarter of 2018 were higher for boxes, but lower for containerboard. Average sales margins were flat as the benefit from higher box sales prices was offset by an unfavorable product mix. Planned maintenance downtime costs were $1 million lower in the third quarter of 2018 than in the second quarter of 2018. Operating costs were lower, while input costs were slightly higher, primarily for utilities. Earnings in the third quarter of 2018 were higher than the second quarter of 2018 due to the the absence of the nationwide truckers' strike that occurred in the second quarter.
Compared with the third quarter of 2017, sales volumes in the third quarter of 2018 were higher for boxes, but lower for containerboard. Average sales prices increased for boxes, but the benefit was partially offset by an unfavorable product mix. Input costs were higher, primarily for recycled fiber and utilities. Operating costs increased mainly due to inflation.
Looking ahead to the fourth quarter of 2018, sales volumes for boxes are expected to be lower, while containerboard volumes should be higher. Average sales margins are expected to be slightly higher due to a more favorable product mix. Input costs are projected to be higher for recycled fiber.

European Coated Paperboard	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$87	$86	$265	$88	$79	$245
Operating Profit	$18	$17	$55	$21	$14	$54
European Coated Paperboard sales volumes in the third quarter of 2018 compared with the second quarter of 2018 were higher in both Europe and Russia. Average sales prices decreased in both regions due to unfavorable mix. Input costs were higher, mainly in Europe for energy, chemicals and purchased fiber. Distribution costs also increased. Planned maintenance downtime costs were $4 million lower in the third quarter of 2018, which included no outages, compared with the second quarter of 2018. Mill operating costs were higher.
Compared with the third quarter of 2017, sales volumes decreased in Europe, but increased in Russia. However, average sales margins increased in both regions due to higher average sales prices and a favorable mix. Input costs for wood, energy and chemicals increased in both Europe and Russia, and in Europe purchased fiber prices also increased. Mill operating costs were higher.
Entering the fourth quarter of 2018, sales volumes are expected to be about flat in Russia and are subject to competitive pressure in Europe. Average sales prices are expected to be stable in both Europe and Russia. Input costs are expected to increase primarily for wood and energy in Russia and for purchased fiber in Europe. In addition, earnings should benefit by $2 million from the anticipated receipt of an insurance payment related to the Kwidzyn fire.
Global Cellulose Fibers

Total Global Cellulose Fibers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$714	$692	$2,083	$654	$612	$1,830
Operating Profit	$83	$66	$160	$49	$7	$(14)
Acquisition and integration costs	—	—	—	6	5	15
Inventory fair value step-up amortization	—	—	—	—	—	14
Abandoned property removal	2	3	9	2	—	3
Operating Profit Before Special Items	$85	$69	$169	$57	$12	$18
Global Cellulose Fibers net sales were 3% higher in the third quarter of 2018 than in the second quarter of 2018 and 9% higher than in the third quarter of 2017. Operating profit before special items was 23% higher in the third quarter of 2018 than in the second quarter of 2018 and 49% higher than in the third quarter of 2017.
Sales volumes in the third quarter of 2018, excluding the impact of Hurricane Florence, increased compared with the second quarter of 2018 as demand remains strong. Sales margins benefited from higher average sales prices across all product lines and regions and a more favorable product mix. Input costs, primarily for energy, were slightly higher. Planned maintenance downtime costs in the third quarter of 2018 were $5 million lower than in the second quarter of 2018. Earnings were negatively impacted by about $28 million for costs and lost sales related to Hurricane Florence. In Russia, sales volumes were higher, but in Europe, sales volumes were slightly lower due to operational issues at the Saillat mill. Average sales prices were higher in both regions. With no planned maintenance outages in the third quarter of 2018 in both Europe and Russia, associated costs were $8 million lower than in the previous quarter. Manufacturing costs were favorable in Europe, but other operating costs were unfavorable in both Europe and Russia.
Compared with the third quarter of 2017, sales volumes in the third quarter of 2018 were about flat. Average sales prices improved significantly across all product lines reflecting the realization of price increases. Input costs were higher primarily for chemicals and wood, while distribution costs also increased. Planned maintenance downtime costs in the third quarter of 2018 were $17 million higher than in the third quarter of 2017. Earnings in 2018 include the impact of Hurricane Florence. In Europe, sales volumes decreased, but in Russia sales volumes increased. Average sales margins improved significantly, reflecting higher average sales prices and a favorable geographical mix. Input costs were higher, primarily for energy and chemicals in Europe and for wood in Russia.
Entering the fourth quarter of 2018, sales volumes are expected to increase and recover from the Hurricane Florence impact in the third quarter. Market demand remains strong although shipments to China may be adversely impacted by trade tensions. Average sales prices are expected to include the continued realization of price increases for absorbents and paper grade pulp. Input costs are expected to be flat. Planned maintenance downtime costs in the fourth quarter of 2018 should be $3 million higher than in the third quarter of 2018. The impact from Hurricane Florence in the fourth quarter is estimated to be about $14 million primarily for infrastructure repair and higher distribution costs. In Europe, sales volumes are expected to increase as production issues are resolved, although market demand is expected to begin to soften. Sales volumes are forecasted to decrease slightly in Russia. Average sales margins in Europe and Russia should be stable.
Printing Papers

Total Printing Papers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,102	$1,060	$3,215	$1,039	$1,017	$3,051
Operating Profit	$183	$94	$341	$135	$86	$321
Abandoned property removal	—	—	—	—	2	2
Riverdale mill conversion	5	—	5	—	—	—
Operating Profit Before Special Items	$188	$94	$346	$135	$88	$323

Printing Papers net sales for the third quarter of 2018 were 4% higher than in the second quarter of 2018 and 6% higher than in the third quarter of 2017. Operating profit before special items in the third quarter of 2018 was 100% higher than in the second quarter of 2018 and 39% higher than in the third quarter of 2017.

North American Papers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$492	$493	$1,443	$470	$446	$1,384
Operating Profit	$59	$25	$85	$54	$19	$106
Abandoned property removal	—	—	—	—	2	2
Riverdale mill conversion	5	—	5	—	—	—
Operating Profit Before Special Items	$64	$25	$90	$54	$21	$108
North American Papers sales volumes in the third quarter of 2018 were lower than in the second quarter of 2018 reflecting the impact of Hurricane Florence and production constraints at our mills. Average sales prices were higher due to the continuing realization of sales price increases. Input costs were higher for wood and chemicals. Planned maintenance downtime costs were $23 million lower in the third quarter of 2018, compared with the second quarter of 2018. Operating costs included $6 million related to Hurricane Florence, but were otherwise favorable.
Compared with the third quarter of 2017, sales volumes in the third quarter of 2018 were lower due to a planned inventory build coupled with production constraints. Average sales prices were higher reflecting the impact of price increases in late 2017 and in 2018. Average sales margins were favorably affected by an improved geographic mix, partially offset by an unfavorable mill sourcing mix. Input costs increased, primarily for chemicals, energy and wood. Planned maintenance downtime costs were $5 million higher than in the third quarter of 2017. Operating costs were higher due primarily to inflation, distribution costs and the impact of Hurricane Florence.
Entering the fourth quarter of 2018, sales volumes are expected to be slightly higher due to the resolution of the third-quarter production issues. Average sales price realizations for uncoated freesheet paper should reflect continuing realization of sales price increases announced in the third quarter. Input costs are expected to be flat, while operating costs should be lower with the absence of the impact of Hurricane Florence. Planned maintenance downtime costs should be $4 million higher in the fourth quarter.

European Papers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$311	$302	$932	$292	$299	$865
Operating Profit	$46	$15	$82	$38	$26	$93
European Papers sales volumes for uncoated freesheet paper in the third quarter of 2018 compared with the second quarter of 2018 were higher in Europe reflecting the absence of production constraints experienced in the second quarter, but slightly lower in Russia despite stable market demand. Average sales margins for uncoated freesheet paper increased in both regions due to the realization of sales price increases for cut-size paper. Input costs were higher, primarily for energy, purchased pulp and chemicals in Europe. Planned maintenance downtime costs were $18 million lower in the third quarter of 2018 which included no outages. Operating costs were lower as the Kwidzyn mill recovered from the fire that occurred in the first quarter.
Sales volumes for uncoated freesheet paper in the third quarter of 2018 compared with the third quarter of 2017 were higher in Europe, but lower in Russia mainly due to timing. Average sales prices for uncoated freesheet paper increased in both regions reflecting increases implemented in late 2017 and in 2018. Input costs, primarily for wood in Russia and for purchased pulp, wood, chemicals and energy in Europe, were higher. Mill operating costs were also higher due to mill inefficiencies.
Looking forward to the fourth quarter of 2018, sales volumes for uncoated freesheet paper are expected to increase in both Europe and Russia. Average sales prices should be higher in Europe and in Russia due to the realization of third-quarter price increases. Input costs are expected to increase in Russia, primarily for wood and energy, but decrease in Europe as lower wood costs are partially offset by higher energy and purchased pulp costs. Manufacturing operating costs are expected to be favorable. In addition, earnings should benefit by $2 million from the anticipated receipt of an insurance payment related to the Kwidzyn fire.

Brazilian Papers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$255	$222	$706	$239	$232	$685
Operating Profit	$75	$49	$164	$46	$43	$128

(a)
Includes intra-segment sales of $3 million and $6 million for the three months ended September 30, 2018 and 2017, respectively; $8 million and $7 million for the three months ended June 30, 2018 and 2017, respectively; and $16 million and $22 million for the nine months ended September 30, 2018 and 2017, respectively.

Brazilian Papers sales volumes in the third quarter of 2018 compared with the second quarter of 2018 were higher due to seasonally stronger demand for uncoated freesheet paper and the absence of the nationwide truckers' strike that occurred in the second quarter. Average sales margins increased due to higher average sales prices for domestic and export uncoated freesheet papers and a favorable geographic mix. Input costs increased for wood, purchased pulp and chemicals. There were no planned maintenance outage costs in the third quarter of 2018 compared with $4 million in the second quarter of 2018. Operating costs were also lower.
Compared with the third quarter of 2017, sales volumes for uncoated freesheet paper in the third quarter of 2018 were higher for exports, reflecting increased demand, but lower in the domestic market. Average sales margins improved significantly due to higher average sales prices, both domestically and abroad. Input costs were higher, primarily for purchased pulp, chemicals and energy, while operating costs were lower.
Entering the fourth quarter of 2018, sales volumes for uncoated freesheet paper are expected to be seasonally stronger in the domestic market and about flat in export markets. Input costs are expected to increase for wood, purchased pulp and energy.

Indian Papers	2018			2017
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$47	$51	$150	$44	$47	$139
Operating Profit	$3	$5	$10	$(3)	$(2)	$(6)
Indian Papers sales volumes in the third quarter of 2018 compared with the second quarter of 2018 were lower due to production constraints associated with the planned maintenance outage at the Rajahmundry mill. Average sales prices were higher due to growing demand for uncoated freesheet paper and stable economic conditions. Planned maintenance downtime costs in the third quarter of 2018 were $1 million higher than in the second quarter of 2018. Raw material costs also increased.
Compared with the third quarter of 2017, which included the impact of a contract workers' strike, sales volumes in the third quarter of 2018 were higher. Average sales prices increased. Operating costs were lower, reflecting improved mill productivity, while input costs were higher for chemicals and fuel, partially offset by lower wood costs.
Looking ahead to the fourth quarter of 2018, sales volumes are expected to improve with seasonally stronger demand and the absence of planned maintenance outages. Average sales prices should be slightly higher due to the further realization of previous price increases. Input costs are expected to be higher. There are no planned maintenance outages in the fourth quarter of 2018.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper has had a 50% equity interest in Ilim Holding S.A. (Ilim), which operates in Russia though its subsidiaries. The Ilim joint venture is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $74 million in the third quarter of 2018, compared with $57 million in the second quarter of 2018 and $48 million in the third quarter of 2017. In the third quarter of 2018, the after-tax foreign exchange impact, primarily on the remeasurement of U.S. dollar-denominated net debt, was a loss of $23 million compared with a loss of $39 million in the second quarter of 2018.
Compared with the second quarter of 2018, sales volumes in the third quarter of 2018 were 5% lower, primarily for sales of softwood pulp in China and other export markets, partially offset by higher sales of hardwood pulp in China and Russia, and higher sales of containerboard in Russia. Average sales prices were higher, primarily for containerboard in all markets, partially offset by lower prices in China for softwood and hardwood pulp. In the third quarter of 2018, input costs primarily for wood and fuel were higher. Planned annual maintenance costs were also higher in the third quarter.
Compared with the third quarter of 2017, sales volumes in the third quarter of 2018 increased overall by 2%, primarily for sales of softwood pulp and containerboard in China, partially offset by lower sales of hardwood pulp in China. In Russia, sales volumes were higher for softwood pulp and hardwood pulp, while containerboard sales were lower. Average sales price realizations were higher for softwood pulp, hardwood pulp and containerboard in all markets. Input costs, primarily for wood and fuel were higher. Distribution costs were also higher. An after-tax foreign exchange gain of $7 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the third quarter of 2017.
Looking forward to the fourth quarter of 2018, sales volumes are expected to be higher. Average sales price realizations are projected to decrease compared with the third quarter of 2018, primarily for softwood and hardwood pulp. Input costs are expected to be seasonally higher. Planned maintenance mill outage costs will be significantly lower.

Equity Earnings – GPI
International Paper recorded equity earnings of $19 million on its 20.5% ownership position in GPI in the third quarter of 2018 compared with $15 million in the second quarter of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $2.4 billion for the first nine months of 2018, compared with $569 million for the comparable 2017 nine-month period. Cash used for working capital components totaled $249 million for the first nine months of 2018 compared to $567 million for the comparable 2017 nine-month period.
Investments in capital projects totaled $1.3 billion in the first nine months of 2018 compared to $935 million in the first nine months of 2017. Full-year 2018 capital spending is currently expected to be approximately $1.6 billion, or about 119% of depreciation and amortization expense for our current businesses.
Financing activities for the first nine months of 2018 included a $107 million net increase in debt versus a $997 million net increase in debt during the comparable 2017 nine-month period.
Amounts related to early debt extinguishment during the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2018	2017	2018	2017
Early debt reductions (a)	$75	$95	$79	$122
Pre-tax early debt extinguishment costs	1	2	1	2

(a)
Reductions related to notes with interest rates ranging from 3.00% to 7.00% with original maturities from 2022 to 2032 and from 4.63% to 6.63% with original maturities from 2018 to 2031 for the three months ended September 30, 2018 and 2017, respectfully, and from 3.00% to 7.00% with original maturities from 2022 to 2032 and from 1.57% to 6.63% with original maturities from 2018 to 2031for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, contractual obligations for future payments of debt maturities by calendar year were as follows: $415 million in 2018; $135 million in 2019; $86 million in 2020; $445 million in 2021; $907 million in 2022; $349 million in 2023; and $8.9 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2018, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At September 30, 2018, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2018. At September 30, 2018, there were no borrowings outstanding under either the bank facility or receivables securitization program.
In June 2016, International Paper entered into a commercial paper program with a borrowing capacity of $750 million. In June 2018, the borrowing capacity of the commercial paper program was increased to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of September 30, 2018, the Company had $400 million of borrowings outstanding under this program at a weighted average interest rate of 2.34%.
During the first nine months of 2018, International Paper used 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 9.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $532 million. In September 2013, the Company announced a share repurchase program to acquire up to $1.5 billion of the Company's common stock in open market repurchase transactions. In July 2014, the Company announced that it would acquire up to $1.5 billion of additional shares. In addition, on October 9, 2018, the Company's board of directors approved an authorization to repurchase another $2 billion of the Company's common stock to supplement the share repurchase programs authorized in September 2013 and July 2014. The Company will continue to repurchase such shares in open market repurchase transactions. Under the original combined $3.0 billion share repurchase programs, the Company has repurchased 53.6 million shares at an average price of $47.87, for a total of approximately $2.6 billion, as of September 30, 2018.

During the first nine months of 2017, International Paper used approximately 2.6 million shares of treasury stock for various incentive plans. International Paper also acquired 0.9 million shares of treasury stock, including shares for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $46 million. Cash dividend payments related to common stock totaled $588 million and $573 million for the first nine months of 2018 and 2017, respectively. Dividends were $1.4250 per share and $1.3875 per share for the first nine months in 2018 and 2017, respectively.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during the remainder of 2018 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Acquisitions
See discussion in Note 8 - Acquisitions in the Condensed Notes to the Consolidated Financial Statements.
Ilim Holding S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim Holding S.A. joint venture (Ilim), International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $2.3 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.
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
The Company has included in its 2017 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2018, other than a change in the accounting for revenue recognition prescribed under ASC 606, which is referenced in Note 2 - Recent Accounting Developments in the Condensed Notes to the Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to trade protection measures, the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures, restructurings and capital investments, and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors"). We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 14 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.

Additionally, in the third quarter of 2018, the Company received a natural resource damages penalty assessment of RUB 18.8 million (approximately $275,000) arising from the Company’s voluntary disclosure of mercury contamination identified in sediment in a river tributary that traverses the site of the Company’s mill in Svetogorsk, Russia. The mercury contamination is associated with a former manufacturing facility located on the Svetogorsk mill site. The Company is cooperating with the Russian government to resolve the matter.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (Part I, Item 1A).

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2018 - July 31, 2018	71,805	$51.96	69,394	$0.629
August 1, 2018 - August 31, 2018	2,431,910	52.27	2,422,856	0.503
September 1, 2018 - September 30, 2018	1,350,668	51.68	1,349,679	0.433
Total	3,854,383
(a) 12,455 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on July 8, 2014, Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $1.5 billion of shares of our common stock. There is approximately $433 million that may yet be purchased under the authorization at September 30, 2018. On October 9, 2018, the Board of Directors approved an additional $2.0 billion of share repurchases.

ITEM 6.	EXHIBITS

10.1	Commitment Agreement, dated September 25, 2018, between International Paper Company and Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company.*

10.2
Termination Agreement and Release date July 6, 2018, and executed July 23, 2018, between International Paper Company and Glenn R. Landau (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A filed on July 27, 2018).

10.3	Letter to Glenn R. Landau dated July 23, 2018 (incorporate by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A filed on July 27, 2018).

11	Statement of Computation of Per Share Earnings.

12	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

* Confidential treatment has been requested for certain information pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 2, 2018	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

November 2, 2018	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller