Form 10-Q
period 2019-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2019-05-03
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
 _________________________________________
Commission File Number 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

6400 Poplar Avenue, Memphis, TN	38197
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (901) 419-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 26, 2019 was 397,333,976.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net Sales	$5,643	$5,621
Costs and Expenses
Cost of products sold	3,929	3,948
Selling and administrative expenses	413	421
Depreciation, amortization and cost of timber harvested	315	325
Distribution expenses	389	366
Taxes other than payroll and income taxes	43	44
Restructuring and other charges, net	—	22
Net (gains) losses on sales and impairments of businesses	(7)	—
Interest expense, net	133	135
Non-operating pension expense	10	4
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	418	356
Income tax provision (benefit)	106	89
Equity earnings (loss), net of taxes	114	95
Earnings (Loss) From Continuing Operations	426	362
Discontinued operations, net of taxes	—	368
Net Earnings (Loss)	426	730
Less: Net earnings (loss) attributable to noncontrolling interests	2	1
Net Earnings (Loss) Attributable to International Paper Company	$424	$729
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.06	$0.87
Discontinued operations, net of taxes	—	0.89
Net earnings (loss)	$1.06	$1.76
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.05	$0.86
Discontinued operations, net of taxes	—	0.88
Net earnings (loss)	$1.05	$1.74
Average Shares of Common Stock Outstanding – assuming dilution	403.2	418.2
Cash Dividends Per Common Share	$0.5000	$0.4750
Amounts Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$424	$361
Discontinued operations, net of taxes	—	368
Net earnings (loss)	$424	$729
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Net Earnings (Loss)	$426	$730
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	41	66
Change in cumulative foreign currency translation adjustment	12	42
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	(3)
Reclassification adjustment for (gains) losses included in net earnings (loss)	1	(2)
Total Other Comprehensive Income (Loss), Net of Tax	54	103
Comprehensive Income (Loss)	480	833
Net (earnings) loss attributable to noncontrolling interests	(2)	(1)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive Income (Loss) Attributable to International Paper Company	$478	$832
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$641	$589
Accounts and notes receivable, net	3,493	3,521
Contract assets	410	395
Inventories	2,301	2,241
Other current assets	217	250
Total Current Assets	7,062	6,996
Plants, Properties and Equipment, net	13,071	13,067
Forestlands	401	402
Investments	1,770	1,648
Financial Assets of Special Purpose Entities (Note 15)	7,074	7,070
Goodwill	3,393	3,374
Right of Use Assets	415	—
Deferred Charges and Other Assets	992	1,019
Total Assets	$34,178	$33,576
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$809	$639
Accounts payable	2,518	2,413
Accrued payroll and benefits	354	535
Other current liabilities	1,272	1,107
Total Current Liabilities	4,953	4,694
Long-Term Debt	9,965	10,015
Nonrecourse Financial Liabilities of Special Purpose Entities (Note 15)	6,300	6,298
Deferred Income Taxes	2,634	2,600
Pension Benefit Obligation	1,727	1,762
Postretirement and Postemployment Benefit Obligation	260	264
Long-term Lease Obligations	281	—
Other Liabilities	589	560
Equity
Common stock, $1 par value, 2019 – 448.9 shares and 2018 – 448.9 shares	449	449
Paid-in capital	6,159	6,280
Retained earnings	8,211	7,465
Accumulated other comprehensive loss	(4,975)	(4,500)
	9,844	9,694
Less: Common stock held in treasury, at cost, 2019 – 49.9 shares and 2018 – 48.3 shares	2,398	2,332
Total International Paper Shareholders’ Equity	7,446	7,362
Noncontrolling interests	23	21
Total Equity	7,469	7,383
Total Liabilities and Equity	$34,178	$33,576
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net earnings (loss)	$426	$730
Depreciation, amortization and cost of timber harvested	315	325
Deferred income tax provision (benefit), net	22	157
Restructuring and other charges, net	—	22
Net gain on transfer of North American Consumer Packaging business	—	(516)
Net (gains) losses on sales and impairments of businesses	(7)	—
Equity method dividends received	6	116
Equity (earnings) losses, net	(114)	(95)
Periodic pension expense, net	26	42
Other, net	46	14
Changes in current assets and liabilities
Accounts and notes receivable	26	(122)
Contract assets	(15)	(22)
Inventories	(22)	21
Accounts payable and accrued liabilities	34	11
Interest payable	(25)	(34)
Other	15	14
Cash Provided By (Used For) Operations	733	663
Investment Activities
Invested in capital projects	(293)	(489)
Acquisitions, net of cash acquired	(17)	—
Net settlement on transfer of North American Consumer Packaging business	—	1
Proceeds from divestitures, net of cash divested	17	—
Proceeds from sale of fixed assets	3	1
Other	(4)	(2)
Cash Provided By (Used For) Investment Activities	(294)	(489)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(229)	(31)
Issuance of debt	208	223
Reduction of debt	(142)	(34)
Change in book overdrafts	(25)	(17)
Dividends paid	(201)	(197)
Cash Provided By (Used For) Financing Activities	(389)	(56)
Effect of Exchange Rate Changes on Cash	2	5
Change in Cash and Temporary Investments	52	123
Cash and Temporary Investments
Beginning of period	589	1,018
End of period	$641	$1,141

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which have previously been filed with the Securities and Exchange Commission.

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

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This guidance gives entities the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As a result, the Company adopted this guidance effective January 1, 2019, and recorded a net increase to opening Retained earnings and a decrease to opening Accumulated other comprehensive income of $529 million, due to the cumulative impact of adopting the new guidance.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied using the modified-retrospective approach. The Company is currently evaluating the provisions of this guidance and plans to adopt this guidance and the related amendments on its effective date of January 1, 2020, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.

Leases

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The Company adopted the provisions of this guidance effective January 1, 2019, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2019 and prior periods were not restated. The adoption of the standard did not result in a cumulative-effect adjustment to the opening balance of Retained earnings. The Company elected the package of practical expedients and implemented internal controls and system functionality to enable the preparation of financial information upon adoption.
The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company's consolidated balance sheet related to operating leases. Accounting for finance leases remained substantially unchanged. In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows.

NOTE 3 - REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which, generally, is as the goods are produced.

Disaggregated Revenue

A geographic disaggregation of revenues across our company segmentation in the following tables provide information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	Three Months Ended March 31, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,146	$570	$488	$60	$4,264
EMEA	428	81	330	(2)	837
Pacific Rim and Asia	18	38	59	4	119
Americas, other than U.S.	240	—	188	(5)	423
Total	$3,832	$689	$1,065	$57	$5,643

Operating Segments
North American Industrial Packaging	$3,376	$—	$—	$—	$3,376
EMEA Industrial Packaging	339	—	—	—	339
Brazilian Industrial Packaging	57	—	—	—	57
European Coated Paperboard	91	—	—	—	91
Global Cellulose Fibers	—	689	—	—	689
North American Printing Papers	—	—	496	—	496
Brazilian Papers	—	—	215	—	215
European Papers	—	—	309	—	309
Indian Papers	—	—	53	—	53
Intra-segment Eliminations	(31)	—	(8)	—	(39)
Corporate & Inter-segment Sales	—	—	—	57	57
Total	$3,832	$689	$1,065	$57	$5,643

(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,102	$545	$440	$58	$4,145
EMEA	452	75	336	(5)	858
Pacific Rim and Asia	34	57	64	16	171
Americas, other than U.S.	239	—	213	(5)	447
Total	$3,827	$677	$1,053	$64	$5,621

Operating Segments
North American Industrial Packaging	$3,369	$—	$—	$—	$3,369
EMEA Industrial Packaging	362	—	—	—	362
Brazilian Industrial Packaging	62	—	—	—	62
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	677	—	—	677
North American Printing Papers	—	—	458	—	458
Brazilian Papers	—	—	229	—	229
European Papers	—	—	319	—	319
Indian Papers	—	—	52	—	52
Intra-segment Eliminations	(58)	—	(5)	—	(63)
Corporate & Inter-segment Sales	—	—	—	64	64
Total	$3,827	$677	$1,053	$64	$5,621

(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2019	$395	$56
Ending Balance - March 31, 2019	410	53
Increase / (Decrease)	$15	$(3)

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

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2019 and 2018 is provided below:

Three Months Ended March 31, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(118)	—	—	(163)	45	—	45
Repurchase of stock	—	—	—	—	229	(229)	—	(229)
Common stock dividends ($.5000 per share)	—	—	(207)	—	—	(207)	—	(207)
Transactions of equity method investees	—	(3)	—	—	—	(3)	—	(3)
Comprehensive income (loss)	—	—	424	54	—	478	2	480
Ending Balance, March 31	$449	$6,159	$8,211	$(4,975)	$2,398	$7,446	$23	$7,469

Three Months Ended March 31, 2018
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,206	$6,180	$(4,633)	$1,680	$6,522	$19	$6,541
Adoption of ASC 606 revenue from contracts with customers	—	—	73	—	—	73	—	73
Issuance of stock for various plans, net	—	(41)	—	—	(79)	38	—	38
Repurchase of stock	—	—	—	—	31	(31)	—	(31)
Common stock dividends ($.4750 per share)	—	—	(199)	—	—	(199)	—	(199)
Transactions of equity method investees	—	10	—	—	—	10	—	10
Comprehensive income (loss)	—	—	729	103	—	832	1	833
Ending Balance, March 31	$449	$6,175	$6,783	$(4,530)	$1,632	$7,245	$20	$7,265

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
In millions	2019	2018
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,916)	$(2,527)
Reclassification of stranded tax effects	(527)	—
Amounts reclassified from accumulated other comprehensive income	41	66
Balance at end of period	(2,402)	(2,461)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,581)	(2,111)
Other comprehensive income (loss) before reclassifications	8	40
Amounts reclassified from accumulated other comprehensive income	4	2
Other comprehensive income (loss) attributable to noncontrolling interest	—	—
Balance at end of period	(2,569)	(2,069)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(3)	5
Other comprehensive income (loss) before reclassifications	—	(3)
Reclassification of stranded tax effects	(2)	—
Amounts reclassified from accumulated other comprehensive income	1	(2)
Balance at end of period	(4)	—
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,975)	$(4,530)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2019 and 2018:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2019	2018
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(4)	(a)	Non-operating pension expense
Actuarial gains (losses)	(52)	(84)	(a)	Non-operating pension expense
Total pre-tax amount	(55)	(88)
Tax (expense) benefit	14	22
Net of tax	(41)	(66)
Reclassification of stranded tax effects	527	—		Retained Earnings
Total, net of tax	486	(66)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	(4)	(2)	(b)	Cost of products sold
Tax (expense) benefit	—	—
Net of tax	(4)	(2)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(1)	3	(c)	Cost of products sold
Total pre-tax amount	(1)	3
Tax (expense)/benefit	—	(1)
Net of tax	(1)	2
Reclassification of stranded tax effects	2	—		Retained Earnings
Total, net of tax	1	2
Total reclassifications for the period	$483	$(66)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 for additional details).

(b)	Amount for the three months ended March 31, 2018 was reclassified to Discontinued operations, net of taxes.

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).
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

	Three Months Ended March 31,
In millions, except per share amounts	2019	2018
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$424	$361
Weighted average common shares outstanding	400.5	413.5
Effect of dilutive securities
Restricted performance share plan	2.7	4.7
Weighted average common shares outstanding – assuming dilution	403.2	418.2
Basic earnings (loss) per share from continuing operations	$1.06	$0.87
Diluted earnings (loss) per share from continuing operations	$1.05	$0.86

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2019: During the three months ended March 31, 2019, there were no restructuring and other charges, net.

2018: During the three months ended March 31, 2018, the Company recorded a $22 million pre-tax charge, in the Industrial Packaging segment, primarily related to severance charges in conjunction with the optimization of our EMEA Packaging business.

NOTE 8 - DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly owned subsidiary of GPIP. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business and recorded a pre-tax gain of $516 million ($385 million, net of tax) on the transfer in the first quarter of 2018, subject to final working capital settlement. During the second quarter of 2018, the Company recorded a pre-tax charge of $28 million ($21 million after tax) to adjust the previously recorded gain on the transfer.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

In millions	Three Months Ended March 31, 2018
Net Sales	$—
Costs and Expenses
Selling and administrative expenses	23
(Gain) loss on transfer of business	(516)
Earnings (Loss) Before Income Taxes and Equity Earnings	493
Income tax provision (benefit)	125
Discontinued Operations, Net of Taxes	$368

Total cash used for operations related to the North American Consumer Packaging business of $(23) million for the three months ended March 31, 2018 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash provided by investing activities related to the North American Consumer Packaging business of $1 million for the three months ended March 31, 2018, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $449 million and $402 million at March 31, 2019 and December 31, 2018, respectively.

Accounts and Notes Receivable

In millions	March 31, 2019	December 31, 2018
Accounts and notes receivable, net:
Trade	$3,186	$3,249
Other	307	272
Total	$3,493	$3,521

The allowance for doubtful accounts was $82 million and $81 million at March 31, 2019 and December 31, 2018, respectively.

Inventories

In millions	March 31, 2019	December 31, 2018
Raw materials	$266	$260
Finished pulp, paper and packaging	1,282	1,241
Operating supplies	637	641
Other	116	99
Total	$2,301	$2,241

Plants, Properties and Equipment

Accumulated depreciation was $20.5 billion at March 31, 2019 and December 31, 2018. Depreciation expense was $297 million and $306 million for the three months ended March 31, 2019 and 2018, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $114 million and $135 million at March 31, 2019 and December 31, 2018, respectively.

Interest

Interest payments made during the three months ended March 31, 2019 and 2018 were $214 million and $223 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Interest expense	$184	$180
Interest income	51	45
Capitalized interest costs	5	8

Asset Retirement Obligations

The Company had recorded liabilities of $90 million and $86 million related to asset retirement obligations at March 31, 2019 and December 31, 2018, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 97 years. Leases having an initial term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases.

Right-of-use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Effective January 1, 2019, operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms, which is based on market and company specific information.

Components of Lease Expense

In millions	March 31, 2019
Operating lease costs	$39
Variable lease costs	22
Short-term lease costs	11
Finance lease cost
Amortization of lease assets	2
Interest on lease liabilities	1
Total lease cost, net	$75

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2019
Assets
Operating lease assets	Right-of-use assets	$415
Finance lease assets	Plants, properties and equipment, net (a)	104
Total leased assets		$519
Liabilities
Current
Operating	Other current liabilities	$137
Finance	Notes payable and current maturities of long-term debt	9
Noncurrent
Operating	Long-term lease obligations	281
Finance	Long-term debt	90
Total lease liabilities		$517

(a)	Finance leases are recorded net of accumulated amortization of $33 million.

Lease Term and Discount Rate

In millions	March 31, 2019
Weighted average remaining lease term (years)
Operating leases	10.15 years
Finance leases	11.93 years
Weighted average discount rate
Operating leases	3.28%
Finance leases	4.55%

Supplemental Cash Flow Information Related to Leases

In millions	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$(35)
Financing cash flows related to finance leases	(2)

Maturity of Lease Liabilities

	March 31, 2019
In millions	Operating Leases	Financing Leases	Total
2019 (remainder of year)	$111	$11	$122
2020	117	14	131
2021	78	12	90
2022	47	11	58
2023	26	11	37
Thereafter	100	76	176
Total lease payments	479	135	614
Less: Interest (a)	61	36	97
Present value of lease liabilities	$418	$99	$517

(a)	Calculated using the interest rate for each lease.

At December 31, 2018, total future minimum commitments under existing non-cancelable operating leases were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter
Lease obligations	$160	$125	$77	$49	$28	$118

NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International Partners, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company recorded equity earnings of $13 million and $2 million for the three months ended March 31, 2019 and 2018, respectively. The Company received cash dividends from GPIP of $6 million during the first three months of 2019. The Company's investment in GPIP was $1.1 billion at both March 31, 2019 and December 31, 2018, which was $568 million and $562 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $69 million and $60 million for the three months ended March 31, 2019 and 2018, respectively.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	March 31, 2019	December 31, 2018
Current assets	$1,831	$1,757
Noncurrent assets	5,450	5,292
Current liabilities	995	1,148
Noncurrent liabilities	3,528	3,156

Income Statement

	Three Months Ended March 31,
In millions	2019	2018
Net sales	$1,506	$1,476
Gross profit	266	223
Income from continuing operations	95	62
Net income	95	62

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $101 million and $92 million for the three months ended March 31, 2019 and 2018, respectively. The Company received cash dividends from the joint venture of $116 million during the first three months of 2018. At March 31, 2019 and December 31, 2018, the Company's investment in Ilim was $594 million and $478 million, respectively, which was $150 million and $145 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $53 million for each of the three months ended March 31, 2019 and 2018.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	March 31, 2019	December 31, 2018
Current assets	$1,136	$981
Noncurrent assets	2,019	1,710
Current liabilities	706	545
Noncurrent liabilities	1,542	1,470
Noncontrolling interests	18	11

Income Statement

	Three Months Ended March 31,
In millions	2019	2018
Net sales	$620	$677
Gross profit	336	375
Income from continuing operations	205	189
Net income	199	183

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-months ended March 31, 2019:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2019
Goodwill	$3,379		$52	$2,116	$5,547
Accumulated impairment losses (a)	(296)		—	(1,877)	(2,173)
	3,083		52	239	3,374
Currency translation and other (b)	—		—	(2)	(2)
Additions/reductions	21	(c)	—	—	21
Balance as of March 31, 2019
Goodwill	3,400		52	2,114	5,566
Accumulated impairment losses (a)	(296)		—	(1,877)	(2,173)
Total	$3,104		$52	$237	$3,393

(a)	Represents accumulated goodwill impairment charges since the adoption of ASC 350, "Intangibles-Goodwill and Other" in 2002.

(b)	Represents the effects of foreign currency translations and reclassifications.
(c) Reflects the provisional goodwill for the acquisitions of two Industrial Packaging box plants in Spain.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 31, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$541	$253	$288	$542	$247	$295
Non-compete agreements	68	68	—	67	67	—
Tradenames, patents and trademarks, and developed technology	173	93	80	174	90	84
Land and water rights	8	2	6	8	2	6
Software	26	25	1	26	25	1
Other	31	24	7	30	23	7
Total	$847	$465	$382	$847	$454	$393

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2019	2018
Amortization expense related to intangible assets	$12	$14

NOTE 13 - INCOME TAXES

International Paper received a net income tax refund of $51 million for the three months ended March 31, 2019 compared to payments, net of refunds, of $20 million for the three months ended March 31, 2018.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $28 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $6 million for each of the three months ended March 31, 2019 and 2018, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $158 million in tax, and $401 million in interest and penalties as of March 31, 2019 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received an unfavorable decision in October 2018 from the Brazilian Administrative Council of Tax Appeals. The Company intends to further appeal the matter in the Brazilian federal courts in 2019; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $132 million ($142 million undiscounted) in the aggregate as of March 31, 2019. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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

•
In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill. The record of decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the remedial design.

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
The Company has identified a number of concerns and uncertainties regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy. The Company has determined, however, that even if the ROD cannot be implemented, a sheet pile "engineered barrier" can be constructed, which would enhance the existing remedy and could also be used should the ROD be determined to be feasible and implementable. In the third quarter of 2018, we increased our recorded liability accordingly to reflect the estimated cost of constructing this barrier. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, however, it is uncertain how the ROD will be implemented. Consequently, while additional losses are probable as a result of the selected remedy, we are currently unable to determine any further adjustment to our immaterial recorded liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.

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

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, labor and employment, contracts, sales of property, intellectual property, tax, antitrust and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these other lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements. See Note 13 for details regarding a tax matter.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2019, the fair value of the Timber Notes and Extension Loans is $4.77 billion and $4.24 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2019	2018
Revenue (a)	$24	$24
Expense (a)	32	32
Cash receipts (b)	47	47
Cash payments (c)	64	64

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of March 31, 2019, the fair value of the Timber Notes and Extension Loans is $2.22 billion and $2.07 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2019	2018
Revenue (a)	$21	$15
Expense (b)	21	14
Cash receipts (c)	16	9
Cash payments (d)	18	12

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million for each of the three months ended March 31, 2019 and 2018, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million for each of the three months ended March 31, 2019 and 2018, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 - DEBT

In June 2018, the borrowing capacity of International Paper's commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2019, the Company had $530 million of borrowings outstanding under the program at a weighted average interest rate of 2.73%.

International Paper also has up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2019. At March 31, 2019, $100 million was outstanding at a weighted-average interest rate of 3.32% under the receivables securitization program.

At March 31, 2019, the fair value of International Paper’s $10.8 billion of debt was approximately $11.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2019	December 31, 2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$403	$407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	700	700
Derivatives Not Designated as Hedging Instruments:
Electricity contract	3	8
Foreign exchange contracts	11	19

(a)	These contracts had maturities of two years or less as of March 31, 2019.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2019	2018
Interest rate contracts	$—	$(3)
Total	$—	$(3)

During the next 12 months, the amount of the March 31, 2019 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $2 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(1)	$2	Cost of products sold
Total	$(1)	$2

	Gain (Loss) Recognized		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$12	$—	Interest expense, net
Debt	(12)	—	Interest expense, net
Total	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$4	$(2)	Cost of products sold
Total	$4	$(2)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.
The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$3		$3		$8		$10
Interest rate contracts - fair value	29		16		—		—
Total derivatives designated as hedging instruments	32	(a)	19	(b)	8	(c)	10	(c)
Derivatives not designated as hedging instruments
Electricity contract	—		—		3		4
Foreign exchange contracts	—		—		—		1
Total derivatives not designated as hedging instruments	—		—		3	(c)	5	(c)
Total derivatives	$32		$19		$11		$15

(a)	Includes $2 million recorded in Other current assets and $30 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets and $17 million recorded in Deferred charges and other assets in the accompanying balance sheet.

(c)	Included in Other current liabilities in the accompanying balance sheet.

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

NOTE 18 - RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly and union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004, are not eligible for the Pension Plan, but receive a company contribution to their Retirement Savings Account under the International Paper Company Salaried Savings Plan; however, salaried employees hired by Temple Inland prior to March 1, 2007 or Weyerhaeuser Company's Cellulose Fibers division prior to December 1, 2011 also participate in the Pension Plan.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

Effective January 1, 2019, the Company froze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP plan. This change does not affect benefits accrued through December 31, 2018. For service after December 31, 2018, employees affected by the freeze will instead receive a company contribution to their individual Retirement Savings Account.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2019	2018
Service cost	$18	$38
Interest cost	110	118
Expected return on plan assets	(157)	(200)
Actuarial loss	51	82
Amortization of prior service cost	4	4
Net periodic pension expense	$26	$42

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2019 or 2018. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2019.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2019, 10.4 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Total stock-based compensation expense (selling and administrative)	$27	$31
Income tax benefits related to stock-based compensation	34	22

At March 31, 2019, $185 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.

Performance Share Plan

During the first three months of 2019, the Company granted 2.4 million performance units at an average grant date fair value of $43.49.

NOTE 20 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding interest expense, net, corporate expenses, net, corporate special items, net and non-operating pension expense.

Sales by business segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Industrial Packaging	$3,832	$3,827
Global Cellulose Fibers	689	677
Printing Papers	1,065	1,053
Corporate and Intersegment Sales	57	64
Net Sales	$5,643	$5,621

Operating profit by business segment for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Industrial Packaging	$404	$437
Global Cellulose Fibers	32	11
Printing Papers	143	64
Business Segment Operating Profits	579	512

Earnings (loss) from continuing operations before income taxes and equity earnings	418	356
Interest expense, net	133	135
Noncontrolling interests/equity earnings adjustment	(3)	(1)
Corporate expenses, net	21	9
Corporate special items, net	—	9
Non-operating pension expense	10	4
Business Segment Operating Profits	$579	$512

NOTE 21 - SUBSEQUENT EVENT

On April 16, 2019, International Paper signed agreements to acquire DS Smith's French subsidiary, DS Smith Packaging Normandie, with two converting sites in Saint-Armand and Cabourg, and the former Europac Ovar box plant in Portugal for approximately €63 million (approximately $71 million at current exchange rates), subject to post-closing adjustments. The transaction is subject to customary closing conditions, including regulatory approvals.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $424 million ($1.05 per diluted share) in the first quarter of 2019, compared with $316 million ($0.78 per diluted share) in the fourth quarter of 2018 and $729 million ($1.74 per diluted share) in the first quarter of 2018. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $447 million ($1.11 per diluted share) in the first quarter of 2019, compared with $670 million ($1.65 per diluted share) in the fourth quarter of 2018 and $395 million ($0.94 per diluted share) in the first quarter 2018.

International Paper delivered solid earnings and strong cash generation in the first quarter. Demand in North American corrugated packaging was lower seasonally as expected and export shipments for containerboard and absorbent pulp were weak, as customers drew down inventories. Operational performance was strong and we managed costs well by leveraging the strength and flexibility of our system in a heavy downtime quarter in North America. Our equity earnings were $114 million, which includes $101 million from our Ilim joint venture and $13 million from our ownership interest in Graphic Packaging. Overall, the Company performed well in a lower demand quarter to deliver meaningful year-over-year growth in cash from operations and free cash flow.

Price and mix were stable in the first quarter with higher average prices in our North American corrugated packaging offset by lower export prices for containerboard and absorbent fibers, as well as weaker mix in Latin America papers. Volume decreased primarily due to lower seasonal demand in North American corrugated packaging and Brazil Papers, as well as lower export containerboard and absorbent pulp shipments due to customer destocking in the first quarter. Operations and costs were impacted by economic downtime in our North American Packaging and Global Cellulose Fibers businesses as we managed our production to meet our customers’ needs. Mill performance was strong - we managed costs well and optimized our system while managing economic downtime and higher planned maintenance outages in the quarter. Input costs were favorable versus the prior quarter, with lower recovered fiber costs largely offsetting higher wood fiber costs. Energy costs were also lower and distribution costs moderated in the first quarter. Our Ilim joint venture delivered solid commercial and operational performance. Ilim equity earnings also benefited from a non-cash, foreign exchange gain on Ilim’s U.S. dollar denominated net debt. International Paper generated strong cash from operations and free cash flow in the first quarter. The Company returned $381 million, representing about 87% of free cash flow, to our shareholders through dividends of $201 million and share repurchases of $180 million in the quarter.

Looking ahead to the second quarter 2019, we expect stronger seasonal demand across our businesses as we execute our highest planned maintenance outage quarter of the year. In Industrial Packaging we expect stronger seasonal demand for corrugated packaging in North America and Europe, while export containerboard volume is expected to recover slowly as customer destocking continues in the second quarter. In Global Cellulose Fibers, North American Papers and Brazil Papers we expect stronger seasonal demand. Price and mix in North American Industrial Packaging and Global Cellulose Fibers are expected to negatively impact earnings, while in North American Papers we expect to realize benefits from recent price increases. Operations and costs are expected to improve in the second quarter driven mostly by improved fixed cost absorption in North American Packaging and improved operations in European Packaging. The Company expects to complete the highest planned maintenance outage quarter of the year in the second quarter and across the system will have completed 75% of planned maintenance outages, representing about $400 million, during the first half of 2019. Finally, for our Ilim joint venture we expect lower equity earnings due mostly to higher planned maintenance outages in the second quarter.

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

The following are reconciliations of Earnings (loss) attributable to shareholders to Adjusted Operating Earnings (Loss) attributable to shareholders.

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2019	2018	2018
Earnings (Loss) Attributable to Shareholders	$424	$729	$316
Less - Discontinued operations (gain) loss	—	(368)	—
Earnings (Loss) from Continuing Operations	424	361	316
Add Back - Non-operating pension expense (income)	10	4	429
Add Back - Net special items expense (income)	21	40	(15)
Income tax effect - Non-operating pension and special items expense	(8)	(10)	(60)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$447	$395	$670

	Three Months Ended March 31,		Three Months Ended December 31,
	2019	2018	2018
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$1.05	$1.74	$0.78
Less - Discontinued operations (gain) loss per share	—	(0.88)	—
Diluted Earnings (Loss) Per Share from Continuing Operations	1.05	0.86	0.78
Add Back - Non-operating pension expense (income) per share	0.02	0.01	1.05
Add Back - Net special items expense (income) per share	0.05	0.09	(0.04)
Income tax effect per share - Non-operating pension and special items expense	(0.01)	(0.02)	(0.14)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.11	$0.94	$1.65

The Company generated free cash flow of approximately $440 million and $174 million in the first three months of 2019 and 2018, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2019	2018
Cash provided by operations	$733	$663
Adjustments:
Cash invested in capital projects	(293)	(489)
Free Cash Flow	$440	$174
RESULTS OF OPERATIONS
For the first quarter of 2019, International Paper Company reported net sales of $5.6 billion, compared with $6.0 billion in the fourth quarter of 2018 and $5.6 billion in the first quarter of 2018.
Net earnings attributable to International Paper totaled $424 million, or $1.05 per diluted share, in the 2019 first quarter. This compared with $316 million, or $0.78 per diluted share, in the fourth quarter of 2018 and $729 million, or $1.74 per diluted share, in the first quarter of 2018.
Earnings from continuing operations attributable to International Paper Company were $424 million in the first quarter of 2019, $316 million in the fourth quarter of 2018 and $361 million in the first quarter of 2018.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$316
($5)
($70)
($110)
$9
($75)
($10)
$35
$1
$2
$17
$314
$424
Q4 2018
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2019

Compared with the fourth quarter of 2018, earnings benefited from lower raw material and freight costs ($9 million), lower net interest expense ($1 million), lower tax expense ($2 million) and lower non-operating pension expense ($314 million). These benefits were offset by lower average sales prices and an unfavorable mix ($5 million), lower sales volumes ($70 million), higher operating costs ($110 million), higher mill maintenance outage costs ($75 million) and higher corporate and other items ($10 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $35 million higher than in the fourth quarter of 2018. Net special items in the first quarter of 2019 were a loss of $15 million compared with a loss of $32 million in the fourth quarter of 2018.

Compared with the first quarter of 2018, the first quarter of 2019 reflects higher average sales prices, net of an unfavorable mix ($183 million), lower mill maintenance outage costs ($48 million) and lower net interest expense ($2 million). These benefits were offset by lower sales volumes ($21 million), higher operating costs ($114 million), higher raw material and freight costs ($54 million), higher corporate and other costs ($8 million), higher tax expense ($3 million) and higher non-operating pension expense ($5 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim Holding S.A., Graphic Packaging International Partners, LLC, and other investments were $19 million higher in the first quarter of 2019 than in the first quarter of 2018. Net special items in the first quarter of 2019 were a loss of $15 million compared with a loss of $31 million in the first quarter of 2018.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding interest expense, net, corporate expenses, net, corporate special items, net and non-operating pension expense.
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	March 31,		December 31,
In millions	2019	2018	2018
Net Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$424	$361	$316
Add back (deduct):
Income tax provision (benefit)	106	89	143
Equity (earnings) loss, net of taxes	(114)	(95)	(79)
Noncontrolling interests, net of taxes	2	1	2
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	418	356	382
Interest expense, net	133	135	135
Noncontrolling interests / equity earnings included in operations	(3)	(1)	(3)
Corporate expenses, net	21	9	8
Corporate special items (income) expense	—	9	(21)
Non-operating pension expense	10	4	429
Adjusted Operating Profit	$579	$512	$930
Business Segment Operating Profit:
Industrial Packaging	$404	$437	$647
Global Cellulose Fibers	32	11	91
Printing Papers	143	64	192
Total Business Segment Operating Profit	$579	$512	$930

Business Segment Operating Profit

Total business segment operating profits were $579 million in the first quarter of 2019, $930 million in the fourth quarter of 2018 and $512 million in the first quarter of 2018.

Business Segment Operating Profit (in millions)

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$930
$(7)
$(94)
$(147)
$12
$(100)
$(15)
$579
Q4 2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q1 2019

Compared with the fourth quarter of 2018, operating profits benefited from lower raw material and freight costs ($12 million). These benefits were offset by lower average sales prices and an unfavorable mix ($7 million), lower sales volumes ($94 million), higher operating costs ($147 million) and higher mill outage costs ($100 million). Special items were a loss of $21 million in the first quarter of 2019 compared with a loss of $6 million in the fourth quarter of 2018.

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$512
$244
$(28)
$(151)
$(72)
$64
$10
$579
Q1 2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q1 2019

Compared with the first quarter of 2018, operating profits in the current quarter benefited from higher average sales prices net of an unfavorable mix ($244 million) and lower mill outage costs ($64 million). These benefits were offset by lower sales volumes ($28 million), higher operating costs ($151 million) and higher raw material and freight costs ($72 million). Special items were a loss of $21 million in the first quarter of 2019 compared with a loss of $31 million in the first quarter of 2018.

Economic downtime results from the amount of production required to meet our customer demand. Planned maintenance downtime is taken periodically throughout the year. The following table details planned maintenance and economic-related downtime (in tons):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Three Months Ended December 31, 2018
Economic-related downtime	484	—	—
Maintenance downtime	156	285	57

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2019	2018
Industrial Packaging
Corrugated Packaging (c)	2,535	2,579
Containerboard	697	783
Recycling	609	537
Saturated Kraft	41	46
Gypsum/Release Kraft	51	53
Bleached Kraft	7	7
EMEA Packaging (c)	370	397
Brazilian Packaging (c)	85	86
European Coated Paperboard	104	96
Industrial Packaging	4,499	4,584
Global Cellulose Fibers (in thousands of metric tons) (b)	859	895
Printing Papers
U.S. Uncoated Papers	448	470
European and Russian Uncoated Papers	354	361
Brazilian Uncoated Papers	244	260
Indian Uncoated Papers	68	67
Printing Papers	1,114	1,158

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Includes North American, European and Brazilian volumes and internal sales to mills.

(c)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
Discontinued Operations
See discussion in Note 8 - Divestitures and Impairments in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $106 million was recorded for the first quarter of 2019 and the reported effective income tax rate was 25%. Excluding a benefit of $6 million related to the tax effects of special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
An income tax provision of $143 million was recorded for the fourth quarter of 2018 and the reported effective income tax rate was 37%. Excluding an expense of $47 million related to the tax effects of special items and a benefit of $107 million related to the tax effects of non-operating pension expense, the effective income tax rate was 26% for the quarter.
An income tax provision of $89 million was recorded for the first quarter of 2018 and the reported effective income tax rate was 25%. Excluding a benefit of $9 million related to the tax effects of special items and a benefit of $1 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
Interest Expense
Net interest expense was $133 million in the first quarter of 2019 compared with $135 million in both the fourth quarter and the first quarter of 2018.

Effects of Special Items and Non-Operating Pension Expense
Details of special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	March 31,				December 31,
	2019		2018		2018
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Multi-employer pension plan exit liability	$16	$12	$—	$—	$—	$—
Gain on sale of EMEA Packaging box plant	(7)	(6)	—	—	—	—
EMEA Packaging optimization	—	—	22	17	(1)	(1)
Abandoned property removal	11	8	9	7	8	6
Riverdale mill conversion	1	1	—	—	4	3
Litigation settlement recovery	—	—	—	—	(5)	(4)
Business Segments Total	21	15	31	24	6	4
Corporate
Legal settlement	—	—	9	7	—	—
Debt extinguishment costs	—	—	—	—	10	7
Gain on sale of investment in Liaison Technologies	—	—	—	—	(31)	(23)
Corporate Total	—	—	9	7	(21)	(16)
Total special items	21	15	40	31	(15)	(12)
Non-operating pension expense	10	8	4	3	429	322
Total special items and non-operating pension expense	$31	$23	$44	$34	$414	$310
Special items include the following tax expenses (benefits):

	Three Months Ended
	March 31,		December 31,
In millions	2019	2018	2018
International investment restructuring	$—	$—	$19
Foreign tax audits	—	—	25
Total	$—	$—	$44
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

Industrial Packaging

Total Industrial Packaging	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,832	$3,827	$4,017
Operating Profit	$404	$437	$647
Multi-employer pension plan exit liability	16	—	—
Gain on sale of EMEA Packaging box plant	(7)	—	—
EMEA Packaging optimization	—	22	(1)
Litigation settlement recovery	—	—	(5)
Abandoned property removal	8	5	5
Operating Profit Before Special Items	$421	$464	$646
Industrial Packaging net sales for the first quarter of 2019 were 5% lower than in the fourth quarter of 2018 and were about even with the first quarter of 2018. Operating profit before special items was 35% lower in the first quarter of 2019 than in the fourth quarter of 2018 and 9% lower than in the first quarter of 2018.

North American Industrial Packaging	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,376	$3,369	$3,583
Operating Profit	$395	$459	$641
Multi-employer pension plan exit liability	16	—	—
Litigation settlement recovery	—	—	(5)
Abandoned property removal	8	5	5
Operating Profit Before Special Items	$419	$464	$641

(a)	Includes intra-segment sales of $31 million, $58 million and $55 million for the three months ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively.
North American Industrial Packaging sales volumes in the first quarter of 2019 were lower for boxes and export containerboard than in the fourth quarter of 2018, reflecting lower seasonal demand and weaker box shipments, as well as lower export containerboard shipments as customer destocking progressed in the quarter. Total maintenance and economic downtime was 498,000 tons higher in the first quarter of 2019, which comprises an increase of 88,000 tons for planned maintenance downtime and 410,000 tons for economic downtime. Economic downtime was driven by lower volumes as we managed production to meet our customers' needs, as well as the significant reduction of in-transit inventory from our mills to our box plants, as we were able to manage our system with lower inventories due to improved velocity in our supply chain. Average sales margins were slightly higher, reflecting higher average sales prices for boxes and a favorable mix, largely offset by lower prices for export containerboard. Manufacturing performance was strong and we managed variable costs well to mitigate the impact of unabsorbed fixed costs related to economic downtime in the quarter. Input costs were slightly favorable, primarily for recycled fiber and freight, offset by higher wood costs. Planned maintenance downtime costs were $86 million higher in the first quarter of 2019 compared with the fourth quarter of 2018.
Compared with the first quarter of 2018, sales volumes were lower in the first quarter of 2019 for boxes and containerboard. Total maintenance and economic downtime was 339,000 tons higher in the first quarter of 2019, which comprises a decrease of 71,000 tons for planned maintenance downtime and 410,000 tons for economic downtime. Average sales prices for boxes were higher, due to carryover of the Spring 2018 sales price increase. Export containerboard prices were slightly lower. Input costs for recycled fiber were lower, but were more than offset by higher costs for wood, freight and energy. Planned maintenance downtime costs were $9 million lower in the first quarter of 2019 compared with the first quarter of 2018. Manufacturing costs were lower, but were more than offset by other operating and distribution costs.
Entering the second quarter of 2019, sales volumes for boxes are expected to be seasonally higher. Containerboard export shipments are also expected to increase. Input costs are projected to be lower, primarily for wood and recycled fiber. Planned maintenance downtime costs should be $30 million higher in the second quarter of 2019 than in the first quarter of 2019.

EMEA Industrial Packaging	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$339	$362	$338
Operating Profit	$(8)	$(34)	$(6)
Gain on sale of EMEA Packaging box plant	(7)	—	—
EMEA Packaging optimization	—	22	(1)
Operating Profit Before Special Items	$(15)	$(12)	$(7)
EMEA Industrial Packaging sales volumes for boxes in the first quarter of 2019 were lower than in the fourth quarter of 2018 primarily due to lower seasonal demand in Europe, as well as a weaker economic environment in Turkey and Italy, which was partly offset by stronger seasonal demand in Morocco. Average sales margins were lower in Turkey reflecting weaker economic conditions, while margins improved in the Eurozone as containerboard prices decreased and box prices remained stable. Manufacturing operations improved as we begin to see the benefits of our box system optimization initiatives. Earnings were negatively affected by unfavorable foreign currency impacts in Turkey.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 were lower, primarily due to the recession in Turkey. Average sales margins for boxes improved, reflecting sales price increases during 2018 and lower containerboard costs. Operating costs were unfavorably impacted by inflation, particularly in Turkey.
Looking ahead to the second quarter of 2019, sales volumes for boxes are expected to be stable. Average sales margins should improve reflecting further materialization of both prior box price increases and recent containerboard cost reduction. Operating costs for the box business should be lower as the benefits of optimization initiatives continue to be realized.

Brazilian Industrial Packaging	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$57	$62	$57
Operating Profit	$(5)	$(8)	$(5)
Brazilian Industrial Packaging sales volumes in the first quarter of 2019 compared with the fourth quarter of 2018 were lower for boxes but increased for containerboard. Average sales margins improved reflecting higher sales prices for boxes and containerboard. There were no planned maintenance downtime costs in either the first quarter of 2019 or the fourth quarter of 2018. Input costs were higher for wood and energy, though lower for recycled fiber.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 were flat as higher volumes for boxes were offset by lower containerboard volumes. Average sales prices increased for boxes and containerboard. Operating costs were lower, but were partially offset by higher input costs for recycled fiber, energy and wood.
Looking ahead to the second quarter of 2019, sales volumes for boxes and containerboard are expected to be higher. Average sales margins are expected to be higher due to favorable product mix. Input costs are projected to be lower for recycled fiber.

European Coated Paperboard	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$91	$92	$94
Operating Profit	$22	$20	$17
European Coated Paperboard sales volumes in the first quarter of 2019 compared with the fourth quarter of 2018 were lower in both Europe and Russia. Average sales margins improved in both regions due to increased sales prices, net of an unfavorable geographic mix in Europe. In Europe, input costs were lower for energy and purchased fiber, partially offset by higher wood costs. In Russia, input costs were lower, primarily for wood and energy. There were no planned maintenance outage costs in either the first quarter of 2019 or the fourth quarter of 2018. Mill operating costs were lower, reflecting the benefits of savings initiatives. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Russia.
Compared with the first quarter of 2018, sales volumes increased in Europe, partially due to the impact of production constraints related to the Kwidzyn fire and planned maintenance outages in the first quarter of 2018. Sales volumes were flat in Russia. Average sales margins decreased in Europe due to an unfavorable mix, though improved in Russia reflecting higher average sales prices and a favorable mix. Input costs for energy and chemicals increased in both Europe and Russia, and in Europe wood and purchased fiber prices also increased. In Russia, wood costs were lower. Planned maintenance downtime costs in the first quarter of 2019 were $4 million lower than in the first quarter of 2018. Mill operating costs were lower in Europe, but higher in Russia.
Entering the second quarter of 2019, sales volumes are expected to be lower in both Europe and Russia. Average sales margins are expected to improve in Europe due to realization of prior price increases and a favorable mix. In Russia, average sales margins are expected to be stable. Input costs are expected to increase in both regions, primarily for wood. Planned maintenance downtime costs should be $7 million higher in the second quarter of 2019 than in the first quarter of 2019 with outages scheduled at the Kwidzyn and Svetogorsk mills.
Global Cellulose Fibers

Total Global Cellulose Fibers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$689	$677	$736
Operating Profit	$32	$11	$91
Abandoned property removal	3	4	2
Operating Profit Before Special Items	$35	$15	$93
Global Cellulose Fibers net sales were 6% lower in the first quarter of 2019 than in the fourth quarter of 2018 and 2% higher than in the first quarter of 2018. Operating profit before special items was 62% lower in the first quarter of 2019 than in the fourth quarter of 2018 and 133% higher than in the first quarter of 2018.
Sales volumes in the first quarter of 2019 compared with the fourth quarter of 2018 were lower driven by continued weaker demand for softwood pulp due to high customer inventories, particularly in China, as well as the impact from lower fluff pulp volume resulting from our customer mix initiatives. Total maintenance and economic downtime was 84,000 tons higher in the first quarter of 2019, which comprises an increase of 10,000 tons for maintenance downtime and 74,000 tons for economic downtime. Average sales margins decreased reflecting lower market pulp sales prices and an unfavorable product mix. Average sales prices for fluff pulp increased. Input costs were stable. Operating costs were unfavorable reflecting inflation, seasonally colder weather and economic downtime. Planned maintenance downtime costs in the first quarter of 2019 were $11 million higher than in the fourth quarter of 2018. In Europe and Russia, sales volumes were higher. Average sales prices were lower in both regions. There were no planned maintenance outages in either the first quarter of 2019 or the fourth quarter of 2018 in Europe and Russia. Input costs were favorable in both regions, primarily due to favorable energy costs in Europe and lower wood costs in Russia. Manufacturing and other operating costs were favorable in Europe. but were higher in Russia.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 were down driven by weaker global demand. Total maintenance and economic downtime was 31,000 tons higher in the first quarter of 2019, which comprises a decrease of 43,000 tons for maintenance downtime and 74,000 tons for economic downtime. Average sales prices improved significantly across all product lines reflecting the realization of prior price increases. Product mix was unfavorable. Input costs were higher, primarily for softwood. Planned maintenance downtime costs in the first quarter of 2019 were $22 million lower than in the first quarter of 2018. Operating costs were higher, largely due to distribution costs. In Europe and Russia, sales volumes increased significantly. Average sales margins were lower, reflecting lower average sales prices and an unfavorable mix. Planned maintenance downtime costs in the first quarter of 2019 were $3 million lower than in the first quarter of 2018 in Europe and Russia. Input costs were higher, primarily for wood and energy in Europe and energy in Russia. Manufacturing and other operating costs were favorable in Europe and flat in Russia.
Entering the second quarter of 2019, sales volumes are expected to increase. Average sales margins should reflect the continuing effects of prior price decreases resulting from commercial conditions unfavorably impacted by slower growth in developing markets, tariff uncertainty and regional economic conditions. Input costs are expected to be favorable. Planned maintenance downtime costs in the second quarter of 2019 should be $29 million higher than in the first quarter of 2019. In Europe and Russia, sales volumes are expected to be lower in Europe and relatively flat in Russia as demand softens. Average sales margins are expected to be lower in Europe, primarily due to an unfavorable mix, and stable in Russia. Planned maintenance downtime costs in the second quarter of 2019 should be $3 million higher than in the first quarter of 2019 in Europe and Russia with outages scheduled at the Kwidzyn and Svetogorsk mills.
Printing Papers

Total Printing Papers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,065	$1,053	$1,160
Operating Profit	$143	$64	$192
Abandoned property removal	—	—	1
Riverdale mill conversion	1	—	4
Operating Profit Before Special Items	$144	$64	$197
Printing Papers net sales for the first quarter of 2019 were 8% lower than in the fourth quarter of 2018 and 1% higher than in the first quarter of 2018. Operating profit before special items in the first quarter of 2019 was 27% lower than in the fourth quarter of 2018 and 125% higher than in the first quarter of 2018. Overall, our Papers business performed well, with strong results in North America and Europe, while Brazil managed through its slowest seasonal demand quarter and was impacted by weaker geographic mix on exports.

North American Papers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$496	$458	$513
Operating Profit	$56	$1	$75
Abandoned property removal	—	—	1
Riverdale mill conversion	1	—	4
Operating Profit Before Special Items	$57	$1	$80
North American Papers sales volumes in the first quarter of 2019 were lower than in the fourth quarter of 2018 for uncoated freesheet paper. Price and mix were favorable, benefiting from the realization of recent price increases, as well as improved customer mix. Input costs were lower despite higher wood costs. Operating costs were higher, primarily due to seasonal manufacturing mix and inflation. Planned maintenance downtime costs were $3 million higher in the first quarter of 2019, compared with the fourth quarter of 2018.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 were lower. Average sales prices were significantly higher reflecting the impact of price increases in 2018. Average sales margins were favorably affected by an improved product and geographic mix, partially offset by an unfavorable mill sourcing mix. Input costs increased, primarily for wood. Planned maintenance downtime costs were $14 million lower than in the first quarter of 2018.
Entering the second quarter of 2019, sales volumes are expected to be higher for uncoated freesheet paper. Average sales prices for uncoated freesheet paper should reflect continuing realization of sales price increases from the first quarter. Input costs are expected to be favorable, while operating costs are expected to be higher. Planned maintenance downtime costs should be $24 million higher in the second quarter.

European Papers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$309	$319	$320
Operating Profit	$47	$21	$47
European Papers sales volumes for uncoated freesheet paper in the first quarter of 2019 compared with the fourth quarter of 2018 were higher in Europe, but lower in Russia. Average sales margins for uncoated freesheet paper increased in both regions due to the realization of sales price increases for cut-size paper. Input costs were lower for energy, but higher for wood in Europe. In Russia, input costs were lower for wood and energy, but higher for chemicals. There were no planned maintenance outages in either the first quarter of 2019 or the fourth quarter of 2018. Operating costs were lower reflecting the benefits of manufacturing initiatives implemented at the mills.
Sales volumes for uncoated freesheet paper in the first quarter of 2019 compared with the first quarter of 2018 were higher in both Europe and Russia mainly due to timing. Average sales prices for uncoated freesheet paper increased significantly in both regions reflecting increases implemented in late 2018 and in 2019. Input costs, primarily for energy and chemicals in Russia and for purchased pulp, wood, chemicals and energy in Europe, were higher. Planned maintenance downtime costs were $8 million lower than in the first quarter of 2018. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Russia.
Looking forward to the second quarter of 2019, sales volumes for uncoated freesheet paper are expected to be lower in Europe, but increase in Russia. In Europe, average sales margins are expected to be lower. In Russia, average sales margins should reflect the continuing realization of prior price increases. Input costs are expected to increase, primarily for wood and chemicals in Europe, and wood, energy and chemicals in Russia. Manufacturing operating costs are expected to be higher. Planned maintenance downtime costs should be $17 million higher in the second quarter with outages scheduled at the Kwidzyn and Svetogorsk mills.

Brazilian Papers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$215	$229	$272
Operating Profit	$33	$40	$63

(a)	Includes intra-segment sales of $8 million, $5 million and $(3) million for the three months ended March 31, 2019, March 31, 2018 and December 31, 2018, respectively.

Brazilian Papers sales volumes in the first quarter of 2019 compared with the fourth quarter of 2018 were lower due to normal seasonality in both domestic and export markets, higher supply availability and customer inventory levels in other Latin American markets. Despite higher domestic sales prices, average sales margins were lower, reflecting a seasonally unfavorable geographic mix and an increase in the tariff on rolls shipped to Mexico. Input costs were slightly favorable. There were no planned maintenance outage costs in either the first quarter of 2019 or the fourth quarter of 2018. Operating costs were slightly higher.
Compared with the first quarter of 2018, sales volumes for uncoated freesheet paper in the first quarter of 2019 were lower for both domestic and export markets, reflecting a planned reduction in domestic cutsize distributor inventory levels and higher supply availability and customer inventory levels in other Latin American export markets. Average sales margins improved due to higher average sales prices, both domestically and abroad, net of an unfavorable geographic mix and the tariff in Mexico. Input costs were higher, primarily for purchased pulp, wood, chemicals and energy, while operating costs were lower. Planned maintenance outage expenses were $3 million lower in the first quarter of 2019 compared with the first quarter of 2018.
Entering the second quarter of 2019, sales volumes for uncoated freesheet paper are expected to be seasonally stronger in the domestic and Latin American export markets. Average sales margins are expected to increase for domestic markets as first quarter 2019 price increases continue to be realized. However, export sales margins are expected to be lower due to competitive pressure. Input costs are expected to increase, primarily for wood. Planned maintenance outage expenses are expected to be $3 million higher.

Indian Papers	2019	2018
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$53	$52	$52
Operating Profit	$7	$2	$7
Indian Papers sales volumes in the first quarter of 2019 compared with the fourth quarter of 2018 were flat due to continued strong demand. Improved sales margins were due to higher average sales prices and a more favorable mix. Manufacturing operating costs were higher due to the impact of a planned maintenance outage at the Rajahmundry mill and a labor strike at the Kadiam mill. Input costs were favorable. The first quarter of 2019 benefited from favorable foreign currency impacts.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 were slightly higher. Average sales prices improved reflecting the impact of 2018 sale price increases. Operating costs were lower, reflecting improved mill productivity, while input costs were higher for fiber and chemicals.
Looking ahead to the second quarter of 2019, sales volumes are expected to be lower due to production constraints associated with the planned annual outage at the Kadiam mill. Input costs are expected to be higher, primarily for chemicals.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim Holding S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $101 million in the first quarter of 2019, compared with $67 million in the fourth quarter of 2018 and $92 million in the first quarter of 2018. In the first quarter of 2019, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $21 million compared with a loss of $19 million in the fourth quarter of 2018.
Compared with the fourth quarter of 2018, sales volumes in the first quarter of 2019 were 2% lower, primarily for sales of hardwood pulp in China and containerboard in Russia, partially offset by higher sales of softwood pulp in China and other export markets. Average sales price realizations were lower in China and other export markets, mainly for containerboard, softwood pulp and hardwood pulp. In the first quarter of 2019, input costs were relatively flat.
Compared with the first quarter of 2018, sales volumes in the first quarter of 2019 increased overall by 2%, primarily for sales of softwood pulp and paper in Russia and other export markets that is partly offset by decreased sales of containerboard in Russia and other export markets. Average sales price realizations were lower for softwood pulp and hardwood pulp in China and other export markets. Input costs, primarily for wood, fuel and chemicals were higher. Distribution costs were also higher. An after-tax foreign exchange loss of $0.4 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the first quarter of 2018.
Looking forward to the second quarter of 2019, sales volumes are expected to be lower. Average sales margins should reflect the continuing effects of prior price decreases, primarily for containerboard in China. Input costs are expected to be seasonally higher. A planned maintenance mill outage is scheduled at the Koryazhma mill.

Equity Earnings – GPI
International Paper recorded equity earnings of $13 million on its 20.5% ownership position in GPI in the first quarter of 2019 compared with $10 million in the fourth quarter of 2018 and $2 million in the first quarter of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $733 million for the first three months of 2019, compared with $663 million for the comparable 2018 three-month period. Cash provided by working capital components totaled $13 million for the first three months of 2019 compared to cash used by working capital components of $132 million for the comparable 2018 three-month period.
Investments in capital projects totaled $293 million in the first three months of 2019 compared to $489 million in the first three months of 2018. Full-year 2019 capital spending is currently expected to be approximately $1.4 billion, or about 104% of depreciation and amortization, including approximately $400 million of strategic investments.
Financing activities for the first three months of 2019 included a $66 million net increase in debt versus a $189 million net increase in debt during the comparable 2018 three-month period.
Amounts related to early debt extinguishment during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
In millions	2019	2018
Early debt reductions (a)	$94	$—
Pre-tax early debt extinguishment costs	(1)	—

(a)	Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2024 to 2033 for the three months ended March 31, 2019.
At March 31, 2019, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases) by calendar year were as follows: $790 million in 2019; $103 million in 2020; $447 million in 2021; $491 million in 2022; $352 million in 2023; and $8.6 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2019, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At March 31, 2019, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2019. At March 31, 2019, $100 million at a weighted average rate of 3.32% was outstanding under the receivables securitization program. There were no outstanding borrowings under the credit facility at March 31, 2019.
In June 2018, the borrowing capacity of the commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of March 31, 2019, the Company had $530 million of borrowings outstanding under this program at a weighted average interest rate of 2.73%.
During the first three months of 2019, International Paper used 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 5.0 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $229 million, including $180 million related to shares repurchased under the Company's repurchase program. On October 9, 2018, the Company announced an authorization to repurchase $2 billion of the Company's common stock to supplement remaining amounts under prior share repurchase authorizations, bringing total share repurchase authorizations since 2013 to $5.0 billion. The Company will continue to repurchase such shares in open market repurchase transactions. Under the $5.0 billion share repurchase program, the Company has repurchased 62.0 million shares at an average price of $47.55, for a total of approximately $2.9 billion, as of March 31, 2019.
During the first three months of 2018, International Paper used approximately 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 0.5 million shares of treasury stock for the payment of restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $31 million. Cash dividend payments related to common stock totaled $201 million and $197 million for the first three months of 2019 and 2018, respectively. Dividends were $0.5000 per share and $0.4750 per share for the first three months in 2019 and 2018, respectively.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during the remainder of 2019 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
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
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions and income taxes.
The Company has included in its 2018 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2019.
FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to trade protection measures, the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures, restructurings and capital investments, and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as updated in Item 1A of Part II of this Quarterly Report on Form 10-Q ("Risk Factors").

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 35 of International Paper’s 2018 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2018.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:

Although the new lease standard did not have a material impact on our consolidated financial statements, we did implement changes to our processes and internal controls related to leases. These included the development of new policies based on the new lease standard, new training, ongoing contract reviews, and gathering of information in order to account for our leases and provide the required disclosures under the new standard.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 14 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.

Additionally, in March 2019, the Company received a proposed environmental penalty of $142,607 from the Georgia Environmental Protection Division (EPD) arising from an exceedance of a hydrogen chloride air emission limit at the Company’s mill in Rome, Georgia. The exceedance was disclosed by the Company to EPD in August 2018 and resulted from malfunctioning pollution control equipment. The Company promptly fixed the malfunctioning equipment and is not contesting the penalty.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Part I, Item 1A).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2019 - January 31, 2019	376,054	$41.55	373,678	$2.22
February1, 2019 - February 28, 2019	2,087,105	46.36	1,053,224	2.17
March 1, 2019 - March 31, 2019	2,551,764	45.79	2,519,637	2.05
Total	5,014,923
(a) 1,068,384 shares were acquired from employees from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on July 8, 2014 and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.5 billion of shares of our common stock. As of March 31, 2019, approximately $2.05 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 6. EXHIBITS

10.1	Amended and Restated 2009 Incentive Compensation Plan (corrected version of previously filed exhibit).*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

May 3, 2019	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

May 3, 2019	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller