Form 10-Q
period 2019-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2019-07-31
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
 _________________________________________
Commission File Number 001-03157
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 26, 2019 was 392,836,359.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales	$5,667	$5,833	$11,310	$11,454
Costs and Expenses
Cost of products sold	3,901	3,922	7,830	7,870
Selling and administrative expenses	402	451	815	872
Depreciation, amortization and cost of timber harvested	321	330	636	655
Distribution expenses	384	403	773	769
Taxes other than payroll and income taxes	43	42	86	86
Restructuring and other charges, net	—	26	—	48
Net (gains) losses on sales and impairments of businesses	152	—	145	—
Interest expense, net	122	133	255	268
Non-operating pension expense	8	36	18	40
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	334	490	752	846
Income tax provision (benefit)	128	130	234	219
Equity earnings (loss), net of taxes	80	70	194	165
Earnings (Loss) From Continuing Operations	286	430	712	792
Discontinued operations, net of taxes	—	(23)	—	345
Net Earnings (Loss)	286	407	712	1,137
Less: Net earnings (loss) attributable to noncontrolling interests	(6)	2	(4)	3
Net Earnings (Loss) Attributable to International Paper Company	$292	$405	$716	$1,134
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.74	$1.03	$1.80	$1.91
Discontinued operations, net of taxes	—	(0.05)	—	0.83
Net earnings (loss)	$0.74	$0.98	$1.80	$2.74
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.73	$1.02	$1.78	$1.88
Discontinued operations, net of taxes	—	(0.05)	—	0.83
Net earnings (loss)	$0.73	$0.97	$1.78	$2.71
Average Shares of Common Stock Outstanding – assuming dilution	398.2	417.7	401.4	418.8
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Earnings (Loss)	$286	$407	$712	$1,137
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	40	85	81	151
Change in cumulative foreign currency translation adjustment	61	(422)	73	(380)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	4	(18)	4	(21)
Reclassification adjustment for (gains) losses included in net earnings (loss)	—	2	1	—
Total Other Comprehensive Income (Loss), Net of Tax	105	(353)	159	(250)
Comprehensive Income (Loss)	391	54	871	887
Net (earnings) loss attributable to noncontrolling interests	6	(2)	4	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	—	2	—	2
Comprehensive Income (Loss) Attributable to International Paper Company	$397	$54	$875	$886
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$787	$589
Accounts and notes receivable, net	3,477	3,521
Contract assets	399	395
Inventories	2,224	2,241
Assets held for sale	286	—
Other current assets	215	250
Total Current Assets	7,388	6,996
Plants, Properties and Equipment, net	12,962	13,067
Forestlands	405	402
Investments	1,646	1,648
Financial Assets of Variable Interest Entities (Note 16)	7,079	7,070
Goodwill	3,441	3,374
Right of Use Assets	408	—
Deferred Charges and Other Assets	1,018	1,019
Total Assets	$34,347	$33,576
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$676	$639
Accounts payable	2,498	2,413
Accrued payroll and benefits	404	535
Liabilities held for sale	250	—
Other current liabilities	1,221	1,107
Total Current Liabilities	5,049	4,694
Long-Term Debt	10,050	10,015
Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	6,302	6,298
Deferred Income Taxes	2,624	2,600
Pension Benefit Obligation	1,694	1,762
Postretirement and Postemployment Benefit Obligation	257	264
Long-Term Lease Obligations	281	—
Other Liabilities	591	560
Equity
Common stock, $1 par value, 2019 – 448.9 shares and 2018 – 448.9 shares	449	449
Paid-in capital	6,229	6,280
Retained earnings	8,302	7,465
Accumulated other comprehensive loss	(4,870)	(4,500)
	10,110	9,694
Less: Common stock held in treasury, at cost, 2019 – 55.0 shares and 2018 – 48.3 shares	2,628	2,332
Total International Paper Shareholders’ Equity	7,482	7,362
Noncontrolling interests	17	21
Total Equity	7,499	7,383
Total Liabilities and Equity	$34,347	$33,576
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net earnings (loss)	$712	$1,137
Depreciation, amortization and cost of timber harvested	636	655
Deferred income tax provision (benefit), net	50	196
Restructuring and other charges, net	—	48
Net gain on transfer of North American Consumer Packaging business	—	(488)
Net (gains) losses on sales and impairments of businesses	145	—
Equity method dividends received	251	122
Equity (earnings) losses, net	(194)	(165)
Periodic pension expense, net	47	115
Other, net	55	57
Changes in current assets and liabilities
Accounts and notes receivable	48	(333)
Contract assets	(4)	(17)
Inventories	48	(26)
Accounts payable and accrued liabilities	2	142
Interest payable	1	2
Other	3	19
Cash Provided By (Used For) Operations	1,800	1,464
Investment Activities
Invested in capital projects	(628)	(929)
Acquisitions, net of cash acquired	(99)	—
Net settlement on transfer of North American Consumer Packaging business	—	(40)
Proceeds from divestitures, net of cash divested	17	—
Proceeds from sale of fixed assets	4	2
Other	(9)	3
Cash Provided By (Used For) Investment Activities	(715)	(964)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(460)	(331)
Issuance of debt	444	411
Reduction of debt	(452)	(73)
Change in book overdrafts	(14)	(24)
Dividends paid	(398)	(393)
Net debt tender premiums paid	4	—
Cash Provided By (Used For) Financing Activities	(876)	(410)
Cash Included in Assets Held for Sale	(21)	—
Effect of Exchange Rate Changes on Cash	10	(35)
Change in Cash and Temporary Investments	198	55
Cash and Temporary Investments
Beginning of period	589	1,018
End of period	$787	$1,073

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied using the modified-retrospective approach. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The amendments also decrease costs for some financial statement preparers while providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective date and transition methodology for the amendments in this Update are the same as in Update 2016-13. The Company is currently evaluating the provisions of this guidance and plans to adopt this guidance and the related amendments on its effective date of January 1, 2020, by recognizing the cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.

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

	Three Months Ended June 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,205	$551	$474	$58	$4,288
EMEA	420	64	341	(5)	820
Pacific Rim and Asia	12	46	61	2	121
Americas, other than U.S.	227	—	212	(1)	438
Total	$3,864	$661	$1,088	$54	$5,667

Operating Segments
North American Industrial Packaging	$3,414	$—	$—	$—	$3,414
EMEA Industrial Packaging	331	—	—	—	331
Brazilian Industrial Packaging	58	—	—	—	58
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	661	—	—	661
North American Printing Papers	—	—	486	—	486
Brazilian Papers	—	—	240	—	240
European Papers	—	—	321	—	321
Indian Papers	—	—	53	—	53
Intra-segment Eliminations	(31)	—	(12)	—	(43)
Corporate & Inter-segment Sales		—		54	54
Total	$3,864	$661	$1,088	$54	$5,667

(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$6,351	$1,121	$962	$118	$8,552
EMEA	848	145	671	(7)	1,657
Pacific Rim and Asia	30	84	120	6	240
Americas, other than U.S.	467	—	400	(6)	861
Total	$7,696	$1,350	$2,153	$111	$11,310

Operating Segments
North American Industrial Packaging	$6,790	$—	$—	$—	$6,790
EMEA Industrial Packaging	670	—	—	—	670
Brazilian Industrial Packaging	115	—	—	—	115
European Coated Paperboard	183	—	—	—	183
Global Cellulose Fibers	—	1,350	—	—	1,350
North American Printing Papers	—	—	982	—	982
Brazilian Papers	—	—	455	—	455
European Papers	—	—	630	—	630
Indian Papers	—	—	106	—	106
Intra-segment Eliminations	(62)	—	(20)	—	(82)
Corporate & Inter-segment Sales		—	—	111	111
Total	$7,696	$1,350	$2,153	$111	$11,310

(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,336	$573	$477	$53	$4,439
EMEA	427	70	324	(4)	817
Pacific Rim and Asia	36	48	59	13	156
Americas, other than U.S.	223	1	200	(3)	421
Total	$4,022	$692	$1,060	$59	$5,833

Operating Segments
North American Industrial Packaging	$3,582	$—	$—	$—	$3,582
EMEA Industrial Packaging	344	—	—	—	344
Brazilian Industrial Packaging	56	—	—	—	56
European Coated Paperboard	86	—	—	—	86
Global Cellulose Fibers	—	692	—	—	692
North American Printing Papers	—	—	493	—	493
Brazilian Papers	—	—	222	—	222
European Papers	—	—	302	—	302
Indian Papers	—	—	51	—	51
Intra-segment Eliminations	(46)	—	(8)	—	(54)
Corporate & Inter-segment Sales	—	—	—	59	59
Total	$4,022	$692	$1,060	$59	$5,833

(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,438	$1,118	$917	$111	$8,584
EMEA	879	145	660	(9)	1,675
Pacific Rim and Asia	70	105	123	29	327
Americas, other than U.S.	462	1	413	(8)	868
Total	$7,849	$1,369	$2,113	$123	$11,454

Operating Segments
North American Industrial Packaging	$6,951	$—	$—	$—	$6,951
EMEA Industrial Packaging	706	—	—	—	706
Brazilian Industrial Packaging	118	—	—	—	118
European Coated Paperboard	178	—	—	—	178
Global Cellulose Fibers	—	1,369	—	—	1,369
North American Printing Papers	—	—	951	—	951
Brazilian Papers	—	—	451	—	451
European Papers	—	—	621	—	621
Indian Papers	—	—	103	—	103
Intra-segment Eliminations	(104)	—	(13)	—	(117)
Corporate & Inter-segment Sales	—	—	—	123	123
Total	$7,849	$1,369	$2,113	$123	$11,454

(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2019	$395	$56
Ending Balance - June 30, 2019	399	40
Increase / (Decrease)	$4	$(16)

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

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2019 and 2018 is provided below:

	Three Months Ended June 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,159	$8,211	$(4,975)	$2,398	$7,446	$23	$7,469
Issuance of stock for various plans, net	—	34	—	—	(1)	35	—	35
Repurchase of stock	—	—	—	—	231	(231)	—	(231)
Common stock dividends ($.5000 per share)	—	—	(201)	—	—	(201)	—	(201)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Comprehensive income (loss)	—	—	292	105	—	397	(6)	391
Ending Balance, June 30	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499

	Six Months Ended June 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(84)	—	—	(164)	80	—	80
Repurchase of stock	—	—	—	—	460	(460)	—	(460)
Common stock dividends ($1.0000 per share)	—	—	(408)	—	—	(408)	—	(408)
Transactions of equity method investees	—	33	—	—	—	33	—	33
Comprehensive income (loss)	—	—	716	159	—	875	(4)	871
Ending Balance, June 30	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499

	Three Months Ended June 30, 2018
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,175	$6,783	$(4,530)	$1,632	$7,245	$20	$7,265
Issuance of stock for various plans, net	—	36	—	—	(1)	37	—	37
Repurchase of stock	—	—	—	—	300	(300)	—	(300)
Common stock dividends ($.4750 per share)	—	—	(200)	—	—	(200)	—	(200)
Transactions of equity method investees	—	8	—	—	—	8	—	8
Comprehensive income (loss)	—	—	405	(351)	—	54	—	54
Ending Balance, June 30	$449	$6,219	$6,988	$(4,881)	$1,931	$6,844	$20	$6,864

	Six Months Ended June 30, 2018
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,206	$6,180	$(4,633)	$1,680	$6,522	$19	$6,541
Adoption of ASC 606 revenue from contracts with customers	—	—	73	—	—	73	—	73
Issuance of stock for various plans, net	—	(5)	—	—	(80)	75	—	75
Repurchase of stock	—	—	—	—	331	(331)	—	(331)
Common stock dividends ($.9500 per share)	—	—	(399)	—	—	(399)	—	(399)
Transactions of equity method investees	—	18	—	—	—	18	—	18
Comprehensive income (loss)	—	—	1,134	(248)	—	886	1	887
Ending Balance, June 30	$449	$6,219	$6,988	$(4,881)	$1,931	$6,844	$20	$6,864

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,402)	$(2,461)	$(1,916)	$(2,527)
Reclassification of stranded tax effects	—	—	(527)	—
Amounts reclassified from accumulated other comprehensive income	40	85	81	151
Balance at end of period	(2,362)	(2,376)	(2,362)	(2,376)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,569)	(2,069)	(2,581)	(2,111)
Other comprehensive income (loss) before reclassifications	61	(422)	69	(382)
Amounts reclassified from accumulated other comprehensive income	—	—	4	2
Other comprehensive income (loss) attributable to noncontrolling interest	—	2	—	2
Balance at end of period	(2,508)	(2,489)	(2,508)	(2,489)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(4)	—	(3)	5
Other comprehensive income (loss) before reclassifications	4	(18)	4	(21)
Reclassification of stranded tax effects	—	—	(2)	—
Amounts reclassified from accumulated other comprehensive income	—	2	1	—
Balance at end of period	—	(16)	—	(16)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,870)	$(4,881)	$(4,870)	$(4,881)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2019 and 2018:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(3)	$(6)	$(7)	(a)	Non-operating pension expense
Actuarial gains (losses)	(50)	(110)	(102)	(194)	(a)	Non-operating pension expense
Total pre-tax amount	(53)	(113)	(108)	(201)
Tax (expense) benefit	13	28	27	50
Net of tax	(40)	(85)	(81)	(151)
Reclassification of stranded tax effects	—	—	527	—		Retained Earnings
Total, net of tax	(40)	(85)	446	(151)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	—	(4)	(2)	(b)	Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	—	(4)	(2)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	—	(4)	(1)	(1)	(c)	Cost of products sold
Total pre-tax amount	—	(4)	(1)	(1)
Tax (expense)/benefit	—	2	—	1
Net of tax	—	(2)	(1)	—
Reclassification of stranded tax effects	—	—	2	—		Retained Earnings
Total, net of tax	—	(2)	1	—
Total reclassifications for the period	$(40)	$(87)	$443	$(153)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).

(b)	Amounts for the three months and six months ended June 30, 2018 were reclassified to Discontinued operations, net of taxes.

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 18 for additional details).
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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2019	2018	2019	2018
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$292	$428	$716	$789
Weighted average common shares outstanding	396.1	413.2	398.3	413.4
Effect of dilutive securities
Restricted performance share plan	2.1	4.5	3.1	5.4
Weighted average common shares outstanding – assuming dilution	398.2	417.7	401.4	418.8
Basic earnings (loss) per share from continuing operations	$0.74	$1.03	$1.80	$1.91
Diluted earnings (loss) per share from continuing operations	$0.73	$1.02	$1.78	$1.88

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2019: There were no restructuring and other charges recorded during the three months and six months ended June 30, 2019.

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

NOTE 8 - ACQUISITIONS

On June 28, 2019, the Company closed on the previously announced acquisition of two packaging businesses located in Portugal (Ovar) and France (Torigni and Cabourg) from DS Smith Packaging. The total purchase consideration, inclusive of working capital adjustments, was approximately €73 million (approximately $83 million at current exchange rates), subject to post-closing adjustments.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of June 30, 2019:

In millions	June 30, 2019
Cash and temporary investments	$1
Accounts and notes receivable	23
Inventory	8
Plants, properties and equipment	22
Goodwill	56
Right of use assets	2
Total assets acquired	112
Accounts payable and accrued liabilities	21
Other current liabilities	1
Long-term debt	2
Postretirement and postemployment benefit obligation	3
Long-term lease obligations	2
Total liabilities assumed	29
Net assets acquired	$83

Due to the timing of the completion of the acquisition, the purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and intangible assets. Adjustments, if any, to provisional amounts will be finalized within the adjustment period of up to one year from the acquisition date.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical U.S. GAAP financial data and the results of the operations of these businesses do not have a material effect on the Company's consolidated results of operations.

The Company has accounted for the above acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Discontinued Operations

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly owned subsidiary of GPIP. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business and recorded a pre-tax gain of $516 million ($385 million after taxes) on the transfer in the first quarter of 2018, subject to final working capital settlement. During the second quarter of 2018, the Company recorded a pre-tax charge of $28 million ($21 million after taxes) to adjust the previously recorded gain on the transfer.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

	Three Months Ended June 30,	Six Months Ended June 30,
In millions	2018	2018
Net Sales	$—	$—
Costs and Expenses
Selling and administrative expenses	2	25
(Gain) loss on transfer of business	28	(488)
Earnings (Loss) Before Income Taxes and Equity Earnings	(30)	463
Income tax provision (benefit)	(7)	118
Discontinued Operations, Net of Taxes	$(23)	$345

Total cash used for operations related to the North American Consumer Packaging business of $25 million for the six months ended June 30, 2018, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash used for investing activities related to the North American Consumer Packaging business of $40 million for the six months ended June 30, 2018, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

Other Divestitures

On May, 29, 2019, the Company announced that it had entered into an agreement with West Coast Paper Mills Limited (WCPM) to sell its controlling interest in International Paper APPM Limited (APPM), an India-based paper business, for ₨275 (Indian Rupees) per share. International Paper currently owns approximately 30 million shares, or 75% of the outstanding shares of APPM. The transaction is expected to be completed by the end of the year subject to satisfaction of customary closing conditions, including obtaining required governmental approvals and WCPM's launch of a tender offer. Once this transaction closes, WCPM will be responsible for the operations of APPM, and International Paper will be a passive investor until such time that IP has sold its remaining share in APPM.

In conjunction with the announced agreement, a determination was made that the current book value of the APPM disposal group exceeded its estimated fair value of $119 million which was based on the agreed upon transaction price. As a result, a preliminary pre-tax charge of $152 million ($150 million after taxes) was recorded during the second quarter of 2019. This charge included $95 million related to the cumulative foreign currency translation loss and a $57 million loss related to the write down of the long-lived assets of APPM to their estimated fair value. This charge is included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Printing Papers segment. A loss of $7 million (before and after taxes) has been allocated to the noncontrolling interest related to the impairment of the long-lived assets of APPM.

At June 30, 2019, all assets and liabilities related to APPM are classified as current assets held for sale and current liabilities held for sale in the accompanying consolidated balance sheet. The following summarizes the major classes of assets and liabilities of APPM reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying consolidated balance sheet:

In millions	June 30, 2019
Cash and temporary investments	$21
Accounts and notes receivable	15
Inventories	25
Other current assets	16
Plants, properties and equipment	199
Deferred charges and other assets	10
Total Assets Held for Sale	$286

Accounts payable and accrued liabilities	$18
Other current liabilities	28
Deferred income taxes	50
Other liabilities	2
Net impairment reserve	152
Total Liabilities Held for Sale	$250

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $477 million and $402 million at June 30, 2019 and December 31, 2018, respectively.
Accounts and Notes Receivable

In millions	June 30, 2019	December 31, 2018
Accounts and notes receivable, net:
Trade	$3,170	$3,249
Other	307	272
Total	$3,477	$3,521

The allowance for doubtful accounts was $85 million and $81 million at June 30, 2019 and December 31, 2018, respectively.

Inventories

In millions	June 30, 2019	December 31, 2018
Raw materials	$263	$260
Finished pulp, paper and packaging	1,214	1,241
Operating supplies	619	641
Other	128	99
Total	$2,224	$2,241

Plants, Properties and Equipment

Accumulated depreciation was $20.6 billion and $20.5 billion at June 30, 2019 and December 31, 2018, respectively. Depreciation expense was $300 million and $309 million for the three months ended June 30, 2019 and 2018, respectively, and $597 million and $615 million for the six months ended June 30, 2019 and 2018, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $101 million and $135 million at June 30, 2019 and December 31, 2018, respectively.

Interest

Interest payments made during the six months ended June 30, 2019 and 2018 were $375 million and $378 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Interest expense	$177	$183	$361	$363
Interest income	55	50	106	95
Capitalized interest costs	9	9	14	17

Asset Retirement Obligations

The Company had recorded liabilities of $95 million and $86 million related to asset retirement obligations at June 30, 2019 and December 31, 2018, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 97 years. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases.

Right of use (ROU) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Effective January 1, 2019, operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs, and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities.

Components of Lease Expense

In millions	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	$37	$76
Variable lease costs	15	37
Short-term lease costs	7	18
Finance lease cost
Amortization of lease assets	3	5
Interest on lease liabilities	1	2
Total lease cost, net	$63	$138

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2019
Assets
Operating lease assets	Right-of-use assets	$408
Finance lease assets	Plants, properties and equipment, net (a)	103
Total leased assets		$511
Liabilities
Current
Operating	Other current liabilities	$131
Finance	Notes payable and current maturities of long-term debt	11
Noncurrent
Operating	Long-term lease obligations	281
Finance	Long-term debt	88
Total lease liabilities		$511

(a)	Finance leases are recorded net of accumulated amortization of $34 million.

Lease Term and Discount Rate

In millions	June 30, 2019
Weighted average remaining lease term (years)
Operating leases	10.13 years
Finance leases	11.78 years
Weighted average discount rate
Operating leases	3.29%
Finance leases	4.59%

Supplemental Cash Flow Information Related to Leases

In millions	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$71
Financing cash flows related to finance leases	4

Maturity of Lease Liabilities

	June 30, 2019
In millions	Operating Leases	Financing Leases	Total
2019 (remainder of year)	$76	$7	$83
2020	122	14	136
2021	83	13	96
2022	52	11	63
2023	28	10	38
2024	13	10	23
Thereafter	98	67	165
Total lease payments	472	132	604
Less: Interest (a)	60	33	93
Present value of lease liabilities	$412	$99	$511

(a)	Calculated using the interest rate for each lease.

At December 31, 2018, total future minimum commitments under existing non-cancelable operating leases were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter
Lease obligations	$160	$125	$77	$49	$28	$118

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International Partners, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company recorded equity earnings of $14 million and $15 million for the three months ended June 30, 2019 and 2018, respectively, and $27 million and $17 million for the six months ended June 30, 2019 and 2018, respectively. The Company received cash dividends from GPIP of $12 million and $6 million during the first six months of 2019 and 2018, respectively. The Company's investment in GPIP was $1.1 billion at both June 30, 2019 and December 31, 2018, which was $565 million and $562 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets, and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $74 million and $58 million for the three months ended June 30, 2019 and 2018, respectively, and $143 million and $118 million for the six months ended June 30, 2019 and 2018, respectively.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	June 30, 2019	December 31, 2018
Current assets	$1,855	$1,757
Noncurrent assets	5,420	5,292
Current liabilities	1,070	1,148
Noncurrent liabilities	3,403	3,156

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net sales	$1,553	$1,509	$3,059	$2,985
Gross profit	288	235	554	458
Income from continuing operations	105	81	200	143
Net income	105	81	200	143

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $67 million and $57 million for the three months ended June 30, 2019 and 2018, respectively, and $168 million and $149 million for the six months ended June 30, 2019 and 2018, respectively. The Company received cash dividends from the joint venture of $239 million and $116 million during the first six months of 2019 and 2018, respectively. At June 30, 2019 and December 31, 2018, the Company's investment in Ilim was $466 million and $478 million, respectively, which was $149 million and $145 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $59 million and $56 million for the three months ended June 30, 2019 and 2018, respectively, and $112 million and $109 million for the six months ended June 30, 2019 and 2018, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	June 30, 2019	December 31, 2018
Current assets	$705	$981
Noncurrent assets	2,234	1,710
Current liabilities	866	545
Noncurrent liabilities	1,417	1,470
Noncontrolling interests	21	11

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Net sales	$594	$698	$1,213	$1,375
Gross profit	304	402	640	776
Income from continuing operations	142	116	347	305
Net income	137	112	336	295

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-months ended June 30, 2019:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers		Total
Balance as of January 1, 2019
Goodwill	$3,379		$52	$2,116		$5,547
Accumulated impairment losses	(296)		—	(1,877)		(2,173)
	3,083		52	239		3,374
Currency translation and other (a)	—		—	3		3
Goodwill additions/reductions	64	(b)	—	(112)	(c)	(48)
Accumulated impairment loss additions / reductions	—		—	112	(c)	112
Balance as of June 30, 2019
Goodwill	3,443		52	2,007		5,502
Accumulated impairment losses	(296)		—	(1,765)		(2,061)
Total	$3,147		$52	$242		$3,441

(a)	Represents the effects of foreign currency translations.

(b)	Reflects the provisional goodwill for the acquisitions of Industrial Packaging box plants in EMEA.

(c)	Reflects the reclassification of India goodwill and accumulated impairment losses to held for sale.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$547	$263	$284	$542	$247	$295
Non-compete agreements	26	26	—	67	67	—
Tradenames, patents and trademarks, and developed technology	173	97	76	174	90	84
Land and water rights	8	2	6	8	2	6
Software	27	25	2	26	25	1
Other	27	21	6	30	23	7
Total	$808	$434	$374	$847	$454	$393

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Amortization expense related to intangible assets	$13	$15	$25	$29

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $97 million and $112 million for the six months ended June 30, 2019 and 2018, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $35 million during the next 12 months.
International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $6 million for each of the six months ended June 30, 2019 and 2018, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $146 million in tax, and $377 million in interest and penalties as of June 30, 2019 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received an unfavorable decision in October 2018 from the Brazilian Administrative Council of Tax Appeals. The Company has appealed this judgment to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $132 million ($142 million undiscounted) in the aggregate as of June 30, 2019. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. The overall remediation reserve for the site is currently $48 million to address the selection of an alternative for the soil remediation component of the overall site remedy, which includes the ongoing groundwater remedy. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In June 2019, the EPA issued a revised proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, labor and employment, contracts, sales of property, intellectual property, tax, antitrust and other matters, some of which allege substantial monetary damages. While any proceeding or litigation has the element of uncertainty, the Company believes that the outcome of any of these other lawsuits or claims that are pending or threatened or all of them combined (other than those that cannot be assessed due to their preliminary nature) will not have a material effect on its consolidated financial statements. See Note 14 for details regarding a tax matter.

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2019, the fair value of the Timber Notes and Extension Loans is $4.83 billion and $4.27 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Revenue (a)	$23	$23	$47	$47
Expense (a)	32	32	64	64
Cash receipts (b)	—	—	47	47
Cash payments (c)	—	—	64	64

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of June 30, 2019, the fair value of the Timber Notes and Extension Loans is $2.26 billion and $2.10 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Revenue (a)	$21	$18	$42	$33
Expense (b)	20	16	41	30
Cash receipts (c)	16	10	32	19
Cash payments (d)	18	12	36	24

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for three and six months ended June 30, 2019 and 2018, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2019 and 2018, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.

(c)	The cash receipts are interest received on the Financial assets of special purpose entities.

(d)	The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

In June 2019, International Paper issued $200 million of 3.55% senior unsecured notes with a maturity date in 2029. The proceeds from this offering, together with a combination of available cash and other borrowings, were used for general corporate purposes, including repayment of outstanding commercial paper borrowings and other existing indebtedness.

In June 2018, the borrowing capacity of International Paper's commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2019, the Company had $535 million of borrowings outstanding under the program at a weighted average interest rate of 2.64%.

At June 30, 2019, the fair value of International Paper’s $10.7 billion of debt was approximately $11.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2019	December 31, 2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	$463	$407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	700	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	475	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	1	8
Foreign exchange contracts	23	19

(a)	These contracts had maturities of two years or less as of June 30, 2019.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Foreign exchange contracts	$4	$(18)	$4	$(18)
Interest rate contracts	—	—	—	(3)
Total	$4	$(18)	$4	$(21)

During the next 12 months, the amount of the June 30, 2019 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $2 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$(2)	$(1)	$—	Cost of products sold
Total	$—	$(2)	$(1)	$—

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$19	$—	$31	$—	Interest expense, net
Debt	(19)	—	(31)	—	Interest expense, net
Total	—	—	—	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	1	1	5	(1)	Cost of products sold
Foreign exchange contracts	1	1	1	1
Total	$2	$2	$6	$—

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9		$3		$7		$10
Interest rate contracts - fair value	48		16		—		—
Total derivatives designated as hedging instruments	57	(a)	19	(b)	7	(c)	10	(d)
Derivatives not designated as hedging instruments
Electricity contract	—		—		—		4
Foreign exchange contracts	—		—		1		1
Total derivatives not designated as hedging instruments	—		—		1	(d)	5	(d)
Total derivatives	$57		$19		$8		$15

(a)	Includes $7 million recorded in Other current assets and $50 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets and $17 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $6 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(d)	Included in Other current liabilities in the accompanying consolidated balance sheet.

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

NOTE 19 - RETIREMENT PLANS

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

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Service cost	$16	$41	$34	$79
Interest cost	110	120	220	238
Expected return on plan assets	(158)	(200)	(315)	(400)
Actuarial loss	49	108	100	190
Amortization of prior service cost	4	4	8	8
Net periodic pension expense	$21	$73	$47	$115

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2019 or 2018. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2019.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2019, 9.7 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Total stock-based compensation expense (selling and administrative)	$36	$36	$63	$67
Income tax benefits related to stock-based compensation	(1)	—	33	22

At June 30, 2019, $159 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

Performance Share Plan

During the first six months of 2019, the Company granted 2.4 million performance units at an average grant date fair value of $43.49.

NOTE 21 - BUSINESS SEGMENT INFORMATION

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

Sales by business segment for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Industrial Packaging	$3,864	$4,022	$7,696	$7,849
Global Cellulose Fibers	661	692	1,350	1,369
Printing Papers	1,088	1,060	2,153	2,113
Corporate and Intersegment Sales	54	59	111	123
Net Sales	$5,667	$5,833	$11,310	$11,454

Operating profit by business segment for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2019	2018	2019	2018
Industrial Packaging	$507	$537	$911	$974
Global Cellulose Fibers	(2)	66	30	77
Printing Papers	(33)	94	110	158
Business Segment Operating Profits	472	697	1,051	1,209

Earnings (loss) from continuing operations before income taxes and equity earnings	334	490	752	846
Interest expense, net	122	133	255	268
Noncontrolling interests/equity earnings adjustment	5	(4)	2	(5)
Corporate expenses, net	3	30	24	39
Corporate special items, net	—	12	—	21
Non-operating pension expense	8	36	18	40
Business Segment Operating Profits	$472	$697	$1,051	$1,209

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $292 million ($0.73 per diluted share) in the second quarter of 2019, compared with $424 million ($1.05 per diluted share) in the first quarter of 2019 and $405 million ($0.97 per diluted share) in the second quarter of 2018. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $460 million ($1.15 per diluted share) in the second quarter of 2019, compared with $447 million ($1.11 per diluted share) in the first quarter of 2019 and $498 million ($1.19 per diluted share) in the second quarter 2018.

International Paper delivered solid earnings and strong cash generation in the second quarter of 2019. Our second quarter performance demonstrates our ability to leverage our system flexibility to deliver solid results in a more challenging environment. Box shipments were seasonally stronger versus the first quarter but weaker than expected, with soft demand in certain non-food segments for non-durable goods. Our export containerboard and pulp businesses saw lower volume in the second quarter driven by uneven global demand and high inventory levels. In spite of these challenges, operational performance was strong and we managed costs well across our businesses as we executed our highest maintenance outage quarter of the year. We continued to generate strong cash flows in the second quarter with cash from operations of approximately $1.1 billion and free cash flow of $732 million, including a $239 million cash dividend from our Ilim joint venture. This strong cash flow has enabled us to return about $810 million to shareholders through dividends and share repurchases during the first half of 2019.

Comparing performance with the first quarter of 2019, price and mix were lower in the second quarter mainly due to lower export containerboard and pulp prices, which were partially offset by higher prices in our North American Printing Papers business. Volume increased on seasonally stronger demand in our North American container and Brazil Papers businesses, which was partly offset by lower export containerboard and pulp volume. Operations and cost performance was strong. We ran our system well and managed costs effectively to mitigate the impact of downtime taken in the second quarter. We also successfully executed our highest maintenance outage quarter of the year and have now completed approximately 75% of our planned annual outages of 2019. Input costs were favorable versus the prior quarter, with lower recovered fiber and energy costs across our businesses, as well as lower wood costs, following a steep run up in 2018 and the first quarter of 2019. Our Ilim joint venture delivered solid earnings and operational performance. Ilim equity earnings decreased due to lower average pulp prices and higher planned maintenance outage expenses in the second quarter, as well as lower sequential non-cash, foreign exchange gains on Ilim’s U.S. dollar denominated net debt.

Looking ahead to the third quarter of 2019, across our businesses we expect lower price and mix, improved seasonal volume and export shipments, lower input costs and significantly lower maintenance outages following the heavy first half activity. In Industrial Packaging, we expect lower price and mix due to the impact of prior price index movements and continued export pressure. Volume is expected to improve on seasonally stronger demand in North America and improved export containerboard demand, with inventory destocking progressing as expected in overseas markets. Operations and costs are expected to be unfavorably impacted by higher seasonal labor costs in the North America box system. Maintenance outage expense will be lower, and we anticipate lower input costs for fiber and energy. In Global Cellulose Fibers, we expect lower price and mix due to continued trade and tariff uncertainty and high pulp inventory levels. Operations and costs are also expected to negatively impact earnings in the quarter due to the non-repeat of hurricane-related insurance recovery in the second quarter along with higher unabsorbed fixed costs. Earnings will benefit from lower maintenance outage expense along with lower input costs, primarily wood costs. In Printing Papers, we expect lower price and mix primarily related to export pressure in Latin America and geographic mix. This should be offset by improved volume on seasonally stronger demand in North America and Brazil. Printing Papers will also benefit from lower maintenance outage expenses in the quarter. Finally, in our Ilim joint venture, we expect lower average pulp prices and higher maintenance outage expenses in the third quarter, along with the non-repeat of the foreign exchange gain on Ilim’s U.S. dollar denominated net debt.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense, items considered by management to be unusual, and discontinued operations from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most directly comparable GAAP measure, provides for a more complete analysis of the results of operations.
The following are reconciliations of Earnings (loss) attributable to shareholders to Adjusted Operating Earnings (Loss) attributable to shareholders.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2019	2018	2019
Net Earnings (Loss) Attributable to International Paper Company	$292	$405	$424
Less - Discontinued operations (gain) loss	—	23	—
Earnings (Loss) from Continuing Operations	292	428	424
Add Back - Non-operating pension expense (income)	8	36	10
Add Back - Net special items expense (income)	158	47	21
Income tax effect - Non-operating pension and special items expense	2	(13)	(8)
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$460	$498	$447

	Three Months Ended June 30,		Three Months Ended March 31,
	2019	2018	2019
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.73	$0.97	$1.05
Less - Discontinued operations (gain) loss per share	—	0.05	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.73	1.02	1.05
Add Back - Non-operating pension expense (income) per share	0.02	0.09	0.02
Add Back - Net special items expense (income) per share	0.40	0.11	0.05
Income tax effect per share - Non-operating pension and special items expense	—	(0.03)	(0.01)
Adjusted Operating Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$1.15	$1.19	$1.11

The Company generated free cash flow of approximately $1.2 billion and $535 million in the first six months of 2019 and 2018, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2019	2018
Cash provided by operations	$1,800	$1,464
Adjustments:
Cash invested in capital projects	(628)	(929)
Free Cash Flow	$1,172	$535

RESULTS OF OPERATIONS
For the second quarter of 2019, International Paper Company reported net sales of $5.7 billion, compared with $5.6 billion in the first quarter of 2019 and $5.8 billion in the second quarter of 2018.
Net earnings attributable to International Paper totaled $292 million, or $0.73 per diluted share, in the 2019 second quarter. This compared with $424 million, or $1.05 per diluted share, in the first quarter of 2019 and $405 million, or $0.97 per diluted share, in the second quarter of 2018.
Earnings from continuing operations attributable to International Paper Company were $292 million in the second quarter of 2019, $424 million in the first quarter of 2019 and $428 million in the second quarter of 2018.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$424
($26)
$17
$63
$49
($81)
$14
($34)
$9
$2
($147)
$2
$292
Q1 2019
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2019

Compared with the first quarter of 2019, earnings benefited from higher sales volumes ($17 million), lower operating costs ($63 million), lower raw material and freight costs ($49 million), lower corporate and other items ($14 million), lower net interest expense ($9 million), lower tax expense ($2 million) and lower non-operating pension expense ($2 million). These benefits were offset by lower average sales prices, net of a favorable mix ($26 million), and higher mill maintenance outage costs ($81 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $34 million lower than in the first quarter of 2019. Net special items in the second quarter of 2019 were a loss of $162 million compared with a loss of $15 million in the first quarter of 2019.

Compared with the second quarter of 2018, the second quarter of 2019 reflects higher average sales prices, net of an unfavorable mix ($71 million), lower corporate and other costs ($20 million), lower net interest expense ($9 million), lower tax expense ($1 million) and lower non-operating pension expense ($21 million). These benefits were offset by lower sales volumes ($48 million), higher operating costs ($43 million), higher raw material and freight costs ($22 million) and higher mill maintenance outage costs ($36 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $10 million higher in the second quarter of 2019 than in the second quarter of 2018. Net special items in the second quarter of 2019 were a loss of $162 million compared with a loss of $43 million in the second quarter of 2018.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, and excluding interest expense, net, corporate expenses, net, corporate special items, net and non-operating pension expense.
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	June 30,		March 31,
In millions	2019	2018	2019
Net Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$292	$428	$424
Add back (deduct):
Income tax provision (benefit)	128	130	106
Equity (earnings) loss, net of taxes	(80)	(70)	(114)
Noncontrolling interests, net of taxes	(6)	2	2
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	334	490	418
Interest expense, net	122	133	133
Noncontrolling interests / equity earnings included in operations	5	(4)	(3)
Corporate expenses, net	3	30	21
Corporate special items (income) expense	—	12	.
Non-operating pension expense	8	36	10
Adjusted Operating Profit	$472	$697	$579
Business Segment Operating Profit:
Industrial Packaging	$507	$537	$404
Global Cellulose Fibers	(2)	66	32
Printing Papers	(33)	94	143
Total Business Segment Operating Profit	$472	$697	$579

Business Segment Operating Profit

Total business segment operating profits were $472 million in the second quarter of 2019, $579 million in the first quarter of 2019 and $697 million in the second quarter of 2018.

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$579
$(35)
$23
$85
$65
$(109)
$(136)
$472
Q1 2019
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q2 2019

Compared with the first quarter of 2019, operating profits benefited from higher sales volumes ($23 million), lower operating costs ($85 million) and lower raw material and freight costs ($65 million). These benefits were offset by lower average sales prices, net of a favorable mix ($35 million) and higher mill outage costs ($109 million). Special items were a loss of $157 million in the second quarter of 2019 compared with a loss of $21 million in the first quarter of 2019.

Business Segment Operating Profit (in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$697
$96
$(64)
$(57)
$(30)
$(48)
$(122)
$472
Q2 2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q2 2019

Compared with the second quarter of 2018, operating profits in the current quarter benefited from higher average sales prices net of an unfavorable mix ($96 million). These benefits were offset by lower sales volumes ($64 million), higher operating costs ($57 million), higher raw material and freight costs ($30 million) and higher mill outage costs ($48 million). Special items were a loss of $157 million in the second quarter of 2019 compared with a loss of $35 million in the second quarter of 2018.

Economic downtime results from the amount of production required to meet our customer demand. Planned maintenance downtime is taken periodically throughout the year. The following table details North American planned maintenance and economic-related downtime (in tons):

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Three Months Ended March 31, 2019
Economic-related downtime	339	—	484
Maintenance downtime	303	207	156

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2019	2018	2019	2018
Industrial Packaging
Corrugated Packaging (b)	2,624	2,724	5,159	5,303
Containerboard	707	800	1,404	1,583
Recycling	625	597	1,234	1,134
Saturated Kraft	52	52	93	98
Gypsum/Release Kraft	49	67	100	120
Bleached Kraft	5	9	12	16
EMEA Packaging (b)	379	387	749	784
Brazilian Packaging (b)	91	85	176	171
European Coated Paperboard	102	90	206	186
Industrial Packaging	4,634	4,811	9,133	9,395
Global Cellulose Fibers (in thousands of metric tons) (c)	869	884	1,728	1,779
Printing Papers
U.S. Uncoated Papers	441	484	889	954
European and Russian Uncoated Papers	367	342	721	703
Brazilian Uncoated Papers	283	265	527	525
Indian Uncoated Papers	66	66	134	133
Printing Papers	1,157	1,157	2,271	2,315

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(c)	Includes North American, European and Brazilian volumes and internal sales to mills.
Discontinued Operations
See discussion in Note 9 - Divestitures and Impairments in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $128 million was recorded for the second quarter of 2019 and the reported effective income tax rate was 38%. Excluding an expense of $4 million related to the tax effects of special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
An income tax provision of $106 million was recorded for the first quarter of 2019 and the reported effective income tax rate was 25%. Excluding a benefit of $6 million related to the tax effects of special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
An income tax provision of $130 million was recorded for the second quarter of 2018 and the reported effective income tax rate was 27%. Excluding a benefit of $4 million related to the tax effects of special items and a benefit of $9 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
Interest Expense
Net interest expense was $122 million which includes interest expense of $1 million related to the settlement of foreign tax audits in the second quarter of 2019, compared with $133 million in both the first quarter of 2019 and the second quarter of 2018.

Effects of Special Items and Non-Operating Pension Expense
Details of special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	June 30,				March 31,
	2019		2018		2019
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
India impairment	$145	$143	$—	$—	$—	$—
Multi-employer pension plan exit liability	—	—	—	—	16	12
Gain on sale of EMEA Packaging box plant	—	—	—	—	(7)	(6)
EMEA Packaging optimization	—	—	26	18	—	—
Abandoned property removal	11	8	9	7	11	8
Riverdale mill conversion	1	1	—	—	1	1
Business Segments Total	157	152	35	25	21	15
Corporate
Smufit-Kappa acquisition proposal costs	—	—	12	9	—	—
Interest expense related to settlement of foreign tax audits	1	1	—	—	—	—
Corporate Total	1	1	12	9	—	—
Total special items	158	153	47	34	21	15
Non-operating pension expense	8	6	36	27	10	8
Total special items and non-operating pension expense	$166	$159	$83	$61	$31	$23
Special items include the following tax expenses (benefits):

	Three Months Ended
	June 30,		March 31,
In millions	2019	2018	2019
Luxembourg tax law rate change	$9	$—	$—
State income tax legislative changes	(3)	9	—
Settlement of foreign tax audits	3	—	—
Total	$9	$9	$—

Details of special items and non-operating pension expense for the six months ended are as follows:

	Six Months Ended
	June 30,
	2019		2018
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
India impairment	$145	$143	$—	$—
Multi-employer pension plan exit liability	16	12	—	—
Gain on sale of EMEA Packaging box plant	(7)	(6)	—	—
EMEA Packaging optimization	—	—	48	35
Abandoned property removal	22	16	18	14
Riverdale mill conversion	2	2	—	—
Business Segments Total	178	167	66	49
Corporate
Smufit-Kappa acquisition proposal costs	—	—	12	9
Interest expense related to settlement of foreign tax audits	1	1	—	—
Legal settlement	—	—	9	7
Corporate Total	1	1	21	16
Total special items	179	168	87	65
Non-operating pension expense	18	14	40	30
Total special items and non-operating pension expense	$197	$182	$127	$95
Special items include the following tax expenses (benefits):

	Six Months Ended
	June 30,
In millions	2019	2018
Luxembourg tax law rate change	$9	$—
State income tax legislative changes	(3)	9
Settlement of foreign tax audits	3	—
Total	$9	$9
BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability. The tables include a detail of special items in each year, where applicable, in order to show operating profit before special items. The Company calculates Operating Profit Before Special Items (non-GAAP) by excluding the pre-tax effect of items considered by management to be unusual from the earnings reported under U.S. generally accepted accounting principles (GAAP). Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides for a more complete analysis of the results of operations by quarter. Net earnings attributable to International Paper is the most directly comparable GAAP measure. See Note 21 - Business Segment Information in the Condensed Notes to the Consolidated Financial Statements for the GAAP reconciliation of segment operating profit.

Industrial Packaging

Total Industrial Packaging	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,864	$3,832	$7,696	$4,022	$3,827	$7,849
Operating Profit	$507	$404	$911	$537	$437	$974
Multi-employer pension plan exit liability	—	16	16	—	—	—
Gain on sale of EMEA Packaging box plant	—	(7)	(7)	—	—	—
EMEA Packaging optimization	—	—	—	26	22	48
Abandoned property removal	8	8	16	6	5	11
Operating Profit Before Special Items	$515	$421	$936	$569	$464	$1,033
Industrial Packaging net sales for the second quarter of 2019 were 1% higher than in the first quarter of 2019 and 4% lower than in the second quarter of 2018. Operating profit before special items was 22% higher in the second quarter of 2019 than in the first quarter of 2019 and 9% lower than in the second quarter of 2018.

North American Industrial Packaging	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,414	$3,376	$6,790	$3,582	$3,369	$6,951
Operating Profit	$507	$395	$902	$574	$459	$1,033
Multi-employer pension plan exit liability	—	16	16	—	—	—
Abandoned property removal	8	8	16	6	5	11
Operating Profit Before Special Items	$515	$419	$934	$580	$464	$1,044

(a)
Includes intra-segment sales of $31 million and $46 million for the three months ended June 30, 2019 and 2018, respectively; $31 million and $58 million for the three months ended March 31, 2019 and 2018, respectively; and $62 million and $104 million for the six months ended June 30, 2019 and 2018, respectively.

North American Industrial Packaging sales volumes in the second quarter of 2019 increased compared to the first quarter of 2019, reflecting seasonally higher shipments for boxes, partially offset by lower export containerboard volumes as customer destocking continued. Total maintenance and economic downtime was 10,000 tons higher in the second quarter of 2019, which comprises an increase of 92,000 tons for planned maintenance downtime and a decrease of 82,000 tons for economic downtime. Economic downtime was driven by lower volumes as we continued to manage production to meet our customers' needs. Average sales margins were lower, driven by lower average sales prices for export containerboard. Manufacturing performance was strong in both our mills and box plants and we continued to manage costs well to mitigate the impact of downtime in the quarter. Planned maintenance downtime costs were $27 million higher in the second quarter of 2019 compared with the first quarter of 2019, with 80% of our annual planned outages now complete. Input costs were significantly favorable, primarily for recycled fiber, energy, wood and distribution.
Compared with the second quarter of 2018, sales volumes were lower in the second quarter of 2019 for export containerboard and boxes, partially due to one less shipping day in 2019. Total maintenance and economic downtime was 376,000 tons higher in the second quarter of 2019, which comprises an increase of 48,000 tons for planned maintenance downtime and 328,000 tons for economic downtime. Average sales prices for boxes were higher, due to carryover of the Spring 2018 sales price increase. Export containerboard prices were lower, reflecting weaker demand. Manufacturing costs were lower, driven by strong operational performance at our mills. Planned maintenance downtime costs were $9 million higher in the second quarter of 2019 compared with the second quarter of 2018. Input costs for recycled fiber and energy were lower, partially offset by higher costs for wood.
Entering the third quarter of 2019, sales volumes for boxes are expected to be higher. Containerboard export shipments are also expected to increase, as demand improves and customers begin to replenish inventory. Average sales prices for boxes and export containerboard are expected to be lower, reflecting the impact of prior index movement, mix and export pressure. Operating costs are expected to be seasonally higher. Planned maintenance downtime costs should be $63 million lower in the third quarter of 2019 than in the second quarter of 2019. Input costs are projected to be lower, primarily for wood.

EMEA Industrial Packaging	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$331	$339	$670	$344	$362	$706
Operating Profit	$(7)	$(8)	$(15)	$(43)	$(34)	$(77)
Gain on sale of EMEA Packaging box plant	—	(7)	(7)	—	—	—
EMEA Packaging optimization	—	—	—	26	22	48
Operating Profit Before Special Items	$(7)	$(15)	$(22)	$(17)	$(12)	$(29)
EMEA Industrial Packaging sales volumes for boxes in the second quarter of 2019 were lower than in the first quarter of 2019 primarily due to lower seasonal demand in Morocco. Average sales margins improved in all regions driven by lower containerboard prices and stable box prices. Manufacturing operations improved, reflecting improved performance at the Madrid mill and the benefits of our box system optimization initiatives. Earnings also benefited from the box plant acquisitions completed in the first quarter of 2019. There were no planned maintenance downtime costs in either the second quarter of 2019 or the first quarter of 2019. Input costs were stable. Earnings were negatively affected by unfavorable foreign currency impacts in Turkey.
Compared with the second quarter of 2018, sales volumes in the second quarter of 2019 were lower, primarily due to the recession in Turkey. Average sales margins for boxes improved, reflecting sales price increases during 2018 and lower containerboard costs. Operating costs benefited from the ramp-up of the Madrid mill. Earnings also benefited from the box plant acquisitions completed in the first quarter of 2019. There were no planned maintenance downtime costs in the second quarter of 2018. Input costs were stable. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Morocco.
Looking ahead to the third quarter of 2019, sales volumes for boxes are expected to be seasonally lower in Morocco, but stable in the Eurozone and Turkey. Average sales margins should improve in Turkey, partially offset by lower average sales margins in the Eurozone and Morocco. Operating and input costs should be stable. Planned maintenance downtime costs should be $1 million higher in the third quarter of 2019 than in the second quarter of 2019.

Brazilian Industrial Packaging	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$58	$57	$115	$56	$62	$118
Operating Profit	$(1)	$(5)	$(6)	$(11)	$(8)	$(19)
Brazilian Industrial Packaging sales volumes in the second quarter of 2019 compared with the first quarter of 2019 were higher for both boxes and containerboard due to seasonality. Average sales margins reflected higher sales prices for containerboard, offset by an unfavorable geographic and product mix. There were no planned maintenance outages in either the second quarter of 2019 or the first quarter of 2019. Input costs were higher for purchased pulp, energy and recycled fiber, offset by lower distribution costs.
Compared with the second quarter of 2018, sales volumes in the second quarter of 2019 were higher for both boxes and containerboard as the second quarter of 2018 included the impact of a nationwide trucker's strike. Average sales prices increased for boxes and containerboard. Operating costs were lower, but were partially offset by higher input costs for recycled fiber, energy and wood. Planned maintenance downtime costs were $1 million lower in the second quarter of 2019 than in the second quarter of 2018.
Looking ahead to the third quarter of 2019, sales volumes for boxes and containerboard are expected to be seasonally higher. Average sales margins are expected to be higher, reflecting a favorable geographic mix. Planned maintenance downtime costs should be $2 million higher in the third quarter of 2019 than in the second quarter of 2019. Input costs are projected to be in line with the second quarter.

European Coated Paperboard	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$92	$91	$183	$86	$92	$178
Operating Profit	$8	$22	$30	$17	$20	$37
European Coated Paperboard sales volumes in the second quarter of 2019 compared with the first quarter of 2019 were flat in both Europe and Russia. Average sales margins improved in Europe driven by a favorable mix. In Russia, average sales margins were stable. Operating costs were higher in both Europe and Russia. Planned maintenance downtime costs were $8 million higher in the second quarter of 2019 compared with the first quarter of 2019 with outages at the Kwidzyn and Svetogorsk mills. Input costs were favorable in Europe and Russia, primarily for purchased pulp in Europe and wood in Russia.

Compared with the second quarter of 2018, sales volumes increased in Europe, partially due to the impact of production constraints related to the Kwidzyn fire in 2018. Sales volumes were slightly higher in Russia. Average sales margins decreased in Europe due to an unfavorable mix, though improved in Russia, reflecting higher average sales prices and a favorable mix. Operating costs were higher in both Europe and Russia. Planned maintenance downtime costs in the second quarter of 2019 were $4 million higher than in the second quarter of 2018. Input costs increased in Europe and Russia, primarily for purchased pulp, wood and energy in Europe and chemicals and energy in Russia.
Entering the third quarter of 2019, sales volumes are expected to be higher in both Europe and Russia. Average sales margins are expected to increase in both regions, reflecting a favorable mix. Operating costs are expected to be higher in Europe, but lower in Russia. Planned maintenance downtime costs should be $8 million lower in the third quarter of 2019 than in the second quarter of 2019. Input costs are expected to be lower in Europe, primarily for purchased pulp and wood, but slightly higher in Russia, primarily for chemicals, wood and energy.
Global Cellulose Fibers

Total Global Cellulose Fibers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$661	$689	$1,350	$692	$677	$1,369
Operating Profit	$(2)	$32	$30	$66	$11	$77
Abandoned property removal	2	3	5	3	4	7
Operating Profit Before Special Items	$—	$35	$35	$69	$15	$84
Global Cellulose Fibers net sales were 4% lower in the second quarter of 2019 than in the first quarter of 2019 and 4% lower than in the second quarter of 2018. Operating profit before special items was 100% lower in the second quarter of 2019 than in the first quarter of 2019 and 100% lower than in the second quarter of 2018.
Sales volumes in the second quarter of 2019 compared with the first quarter of 2019 were higher for both fluff and market pulp. Total maintenance and economic downtime was 33,000 tons lower in the second quarter of 2019, which comprises an increase of 32,000 tons for maintenance downtime and a decrease of 65,000 tons for economic downtime. Average sales margins decreased, reflecting lower average pulp prices in a challenging export environment associated with trade and tariff uncertainty and high inventory levels. Operating costs were stable as our mills performed well in a heavy planned maintenance downtime quarter. Planned maintenance downtime costs in the second quarter of 2019 were $27 million higher than in the first quarter of 2019. Input costs were favorable, primarily for wood and chemicals. Earnings benefited in the second quarter of 2019 from $10 million of insurance proceeds related to Hurricane Florence. In Europe and Russia, sales volumes were lower. Average sales prices were lower in both regions. Planned maintenance downtime costs in the second quarter of 2019 were $4 million higher than in the first quarter of 2019 in Europe and Russia, with an outage at the Svetogorsk mill. Manufacturing and other operating costs were favorable in Russia and higher in Europe. Input costs were favorable in Europe, primarily due to energy. Input costs were flat in Russia.
Compared with the second quarter of 2018, sales volumes in the second quarter of 2019 were down, driven by weaker global demand. Total maintenance and economic downtime was 34,000 tons higher in the second quarter of 2019, which comprises an increase of 25,000 tons for maintenance downtime and 9,000 tons for economic downtime. Average sales prices were higher for fluff pulp, but lower for market pulp. Product mix was unfavorable. Operating costs were higher, driven by inflation. Planned maintenance downtime costs in the second quarter of 2019 were $36 million higher than in the second quarter of 2018. Input costs were higher, primarily for softwood. In Europe and Russia, sales volumes increased. Average sales margins were lower, reflecting lower average sales prices and an unfavorable mix. Operating costs were unfavorable in Europe and flat in Russia. Planned maintenance downtime costs in the second quarter of 2019 were $4 million lower than in the second quarter of 2018 in Europe and Russia. Input costs were flat in Europe and slightly higher in Russia, primarily for chemicals and energy.
Entering the third quarter of 2019, sales volumes are expected to be flat. Average sales margins are expected to be lower, reflecting the continuing effects of commercial conditions unfavorably impacted by slower growth in developing markets, tariff uncertainty and regional economic conditions. Operating costs are expected to be lower as we continue to focus on efficiencies at our mills. Planned maintenance downtime costs in the third quarter of 2019 should be $48 million lower than in the second quarter of 2019. Input costs are expected to be favorable. In Europe and Russia, sales volumes are expected to be lower in Europe and higher in Russia. Average sales margins are expected to be lower in both regions. Operating costs are expected to be stable in Europe and higher in Russia. Planned maintenance downtime costs in the third quarter of 2019 should be $4 million lower than in the second quarter of 2019 in Europe and Russia, as no outages are scheduled.

Printing Papers

Total Printing Papers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$1,088	$1,065	$2,153	$1,060	$1,053	$2,113
Operating Profit	$(33)	$143	$110	$94	$64	$158
India impairment	145	—	145	—	—	—
Abandoned property removal	1	—	1	—	—	—
Riverdale mill conversion	1	1	2	—	—	—
Operating Profit Before Special Items	$114	$144	$258	$94	$64	$158
Printing Papers net sales for the second quarter of 2019 were 2% higher than in the first quarter of 2019 and 3% higher than in the second quarter of 2018. Operating profit before special items in the second quarter of 2019 was 21% lower than in the first quarter of 2019 and 21% higher than in the second quarter of 2018.

North American Papers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$486	$496	$982	$493	$458	$951
Operating Profit	$39	$56	$95	$25	$1	$26
Abandoned property removal	1	—	1	—	—	—
Riverdale mill conversion	1	1	2	—	—	—
Operating Profit Before Special Items	$41	$57	$98	$25	$1	$26
North American Papers sales volumes in the second quarter of 2019 were lower than in the first quarter of 2019 for uncoated freesheet paper, primarily driven by softer demand in commercial printing. Average sales prices were favorable, benefiting from the continued realization of price increases, partially offset by an unfavorable geographic mix. Operating costs were flat. Planned maintenance downtime costs were $23 million higher in the second quarter of 2019, compared with the first quarter of 2019, with 60% of planned annual maintenance outages now complete. Input costs were lower, primarily for wood. Earnings benefited in the second quarter of 2019 from $2 million of insurance proceeds related to Hurricane Florence.
Compared with the second quarter of 2018, sales volumes in the second quarter of 2019 were lower for uncoated freesheet paper, primarily driven by commercial printing paper. Average sales prices were significantly higher, reflecting the impact of price increases in 2018. Operating costs were unfavorable, driven by inflation. Planned maintenance downtime costs were $7 million higher than in the second quarter of 2018. Input costs increased, primarily for wood, but partially offset by lower distribution costs.
Entering the third quarter of 2019, sales volumes are expected to be higher, driven by increased cutsize volumes and seasonally higher commercial printing paper volumes. Average sales margins are expected to be lower, including the impact of an unfavorable mill sourcing mix. Operating costs are expected to be lower. Planned maintenance downtime costs should be $17 million lower in the third quarter. Input costs are expected to be favorable, primarily for wood.

European Papers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$321	$309	$630	$302	$319	$621
Operating Profit	$29	$47	$76	$15	$21	$36
European Papers sales volumes for uncoated freesheet paper in the second quarter of 2019 compared with the first quarter of 2019 were lower in Europe, but higher in Russia. Average sales margins for uncoated freesheet paper increased in Russia, reflecting higher average sales prices and a favorable mix. In Europe, average sales margins were lower. Operating costs were higher in both Europe and Russia. Planned maintenance downtime costs were $20 million higher in the second quarter of 2019 compared to the first quarter of 2019, with outages at the Kwidzyn and Svetogorsk mills. Input costs were lower for energy and purchased pulp, but higher for wood in Europe. In Russia, input costs were lower, primarily for wood. Earnings benefited from favorable foreign currency impacts in Russia.
Sales volumes for uncoated freesheet paper in the second quarter of 2019, compared with the second quarter of 2018, were higher in Europe, partially due to the impact of the Kwidzyn fire in 2018. In Russia, sales volumes were lower. Average sales prices for uncoated freesheet paper increased significantly in both regions, reflecting price increases implemented in late 2018 and in 2019. Operating costs were lower in both Europe and Russia. Planned maintenance downtime costs were $2 million higher than in the second quarter of 2018. Input costs, primarily for energy, chemicals and packaging materials in Russia and for purchased pulp, wood and chemicals in Europe, were higher. Earnings were negatively affected by unfavorable foreign currency impacts in both Europe and Russia.

Looking forward to the third quarter of 2019, sales volumes for uncoated freesheet paper are expected to be higher in both Europe and Russia. In Europe, average sales margins are expected to be lower. In Russia, average sales margins will be negatively impacted by an unfavorable mix. Operating costs should be higher in Russia and flat in Europe. Planned maintenance downtime costs should be $20 million lower, as there are no outages scheduled in the third quarter of 2019. Input costs are expected to be stable in Europe and higher in Russia, primarily for wood, chemicals and energy.

Brazilian Papers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$240	$215	$455	$222	$229	$451
Operating Profit	$37	$33	$70	$49	$40	$89

(a)
Includes intra-segment sales of $12 million and $8 million for the three months ended June 30, 2019 and 2018, respectively; $8 million and $5 million for the three months ended March 31, 2019 and 2018, respectively; and $20 million and $13 million for the six months ended June 30, 2019 and 2018, respectively.

Brazilian Papers sales volumes in the second quarter of 2019, compared with the first quarter of 2019, were seasonally higher for cutsize, primarily in export markets. However, domestic demand for offset was weaker than expected due to delays in the government textbook program which began about three months later than normal. Export average sales prices were lower, reflecting higher supply availability, while domestic average sales prices were stable. Operating costs were slightly higher. There were no planned maintenance outages in either the second quarter of 2019 or the first quarter of 2019. Input costs were unfavorable, primarily for wood.
Compared with the second quarter of 2018, sales volumes for uncoated freesheet paper in the second quarter of 2019 were higher for export markets, but lower for domestic markets, reflecting challenging demand conditions, heavily impacted by the textbook program delays. The second quarter of 2018 included the impact of a nationwide trucker's strike. Average domestic sales prices were higher and geographic and product mix were favorable, offset by lower export sales prices. Operating costs were unfavorable. Planned maintenance outage expenses were $4 million lower in the second quarter of 2019. Input costs were higher, primarily for wood, purchased pulp, chemicals and energy.
Entering the third quarter of 2019, sales volumes for uncoated freesheet paper are expected to be seasonally stronger in the domestic market, partially offset by lower export volumes. Average sales margins are expected to be stable for the domestic market, while export sales margins are expected to be lower. Operating costs should be slightly favorable. Planned maintenance outage expenses are expected to be $3 million higher. Input costs are expected to be slightly unfavorable.

Indian Papers	2019			2018
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$53	$53	$106	$51	$52	$103
Operating Profit	$(138)	$7	$(131)	$5	$2	$7
India Impairment	145	—	145	—	—	—
Operating Profit Before Special Items	$7	$7	$14	$5	$2	$7
Indian Papers sales volumes in the second quarter of 2019 compared with the first quarter of 2019 were flat as strong demand continued. Sales margins improved due to higher average sales prices and a more favorable mix. Operating costs were favorable due to improved mill productivity. Input costs were slightly unfavorable.
Compared with the second quarter of 2018, sales volumes were flat in the second quarter of 2019. Average sales prices improved reflecting the impact of 2018 sale price increases. Operating costs were lower, reflecting improved mill productivity, while input costs were higher, primarily for chemicals.
Looking ahead to the third quarter of 2019, sales volumes are expected to be lower and operating costs are expected to be higher due to production constraints associated with the planned annual outage at the Rajahmundry mill. Average sales margins are expected to be lower. Input costs are expected to be slightly lower.
Equity Earnings, Net of Taxes – Ilim
Since October 2007, International Paper and Ilim S.A. (Ilim) have operated a 50:50 joint venture in Russia. Ilim is a separate reportable industry segment. The Company recorded equity earnings, net of taxes, of $67 million in the second quarter of 2019, compared with $101 million in the first quarter of 2019 and $57 million in the second quarter of 2018. In the second quarter of 2019, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $7 million, compared with a gain of $21 million in the first quarter of 2019. The Company received cash dividends from the joint venture of $239 million during the second quarter of 2019.

Compared with the first quarter of 2019, sales volumes in the second quarter of 2019 were 2% lower, primarily for sales of softwood pulp and containerboard in China, partially offset by higher sales of hardwood pulp in China. Average sales price realizations for softwood pulp in China and containerboard in China and in Russia were lower. Following the launch of a modernization program at the Bratsk mill and an outage at the Koryazhma mill in the second quarter of 2019, Ilim incurred mill outage and repair costs that were $10 million higher than in the first quarter of 2019. In addition, input costs for wood were seasonally higher in the second quarter of 2019.
Compared with the second quarter of 2018, sales volumes in the second quarter of 2019 decreased overall by 3%, primarily for sales of softwood pulp and containerboard in China and other export markets, partially offset by higher sales of hardwood pulp in China and Russia. Average sales price realizations were lower for softwood pulp and hardwood pulp in China and other export markets. In contrast, average sales price realizations for softwood pulp, hardwood pulp and containerboard in Russia increased during the second quarter of 2019. Input costs, primarily for wood, fuel and chemicals were higher. Distribution costs were also higher. An after-tax foreign exchange loss of $39 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the second quarter of 2018.
Looking forward to the third quarter of 2019, sales volumes are expected to be lower. Average sales margins should reflect the continuing effects of prior price decreases, primarily for softwood pulp, hardwood pulp and containerboard in China and other export markets. Input costs are expected to be relatively flat. A project to upgrade the pulp line at the Ust-Ilimsk mill will be launched during a planned outage in the third quarter. Planned maintenance mill outages are also scheduled in the third quarter at the Bratsk and Koryazhma mills.
Equity Earnings – GPI
International Paper recorded equity earnings of $14 million on its 21% ownership position in GPI in the second quarter of 2019, compared with $13 million in the first quarter of 2019 and $15 million in the second quarter of 2018.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.8 billion for the first six months of 2019, compared with $1.5 billion for the comparable 2018 six-month period. Cash provided by working capital components totaled $98 million for the first six months of 2019, compared to cash used by working capital components of $213 million for the comparable 2018 six-month period.
Investments in capital projects totaled $628 million in the first six months of 2019, compared to $929 million in the first six months of 2018. Full-year 2019 capital spending is currently expected to be approximately $1.4 billion, or about 106% of depreciation and amortization, including approximately $400 million of strategic investments.
Financing activities for the first six months of 2019 included an $8 million net decrease in debt versus a $338 million net increase in debt during the comparable 2018 six-month period.
Amounts related to early debt extinguishment during the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
In millions	2019	2018
Early debt reductions (a)	$168	$—
Pre-tax early debt extinguishment (gain) loss, net	(2)	—

(a)	Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2024 to 2048 for the six months ended June 30, 2019.
At June 30, 2019, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases) by calendar year were as follows: $600 million in 2019; $101 million in 2020; $450 million in 2021; $489 million in 2022; $351 million in 2023; and $8.7 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2019, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings during the current quarter under the Company's commercial paper program.
At June 30, 2019, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021, and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2019. At June 30, 2019, there were no outstanding borrowings under the credit facility nor under the receivables securitization program.
In June 2018, the borrowing capacity of the commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of June 30, 2019, the Company had $535 million of borrowings outstanding under this program at a weighted average interest rate of 2.64%.
During the first six months of 2019, International Paper used 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 10.1 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $460 million, including $411 million related to shares repurchased under the Company's repurchase program. On October 9, 2018, the Company announced an authorization to repurchase $2 billion of the Company's common stock to supplement remaining amounts under prior share repurchase authorizations, bringing total share repurchase authorizations since 2013 to $5.0 billion. The Company will continue to repurchase such shares in open market repurchase transactions. Under the $5.0 billion share repurchase program, the Company has repurchased 67.1 million shares at an average price of $47.37, for a total of approximately $3.2 billion, as of June 30, 2019.
During the first six months of 2018, International Paper used approximately 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 5.8 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $331 million. Cash dividend payments related to common stock totaled $398 million and $393 million for the first six months of 2019 and 2018, respectively. Dividends were $1.0000 per share and $0.9500 per share for the first six months in 2019 and 2018, respectively.
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
Ilim S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $2.3 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.
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
The Company has included in its 2018 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2019.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) global economic conditions and political changes, including but not limited to trade protection measures, the impairment of financial institutions, changes in currency exchange rates, credit ratings issued by recognized credit rating organizations, the amount of our future pension funding obligation, changes in tax laws and pension and health care costs; (iv) unanticipated expenditures related to the cost of compliance with existing and new environmental and other governmental regulations and to actual or potential litigation; (v) whether we experience a material disruption at one of our manufacturing facilities; (vi) risks inherent in conducting business through joint ventures; (vii) our ability to achieve the benefits we expect from strategic acquisitions, divestitures, restructurings and capital investments, and (viii) other factors you can find in our press releases and filings with the Securities and Exchange Commission, including the risk factors identified in Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Part I, Item 1A).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2019 - April 30, 2019	1,745,340	$46.36	1,744,748	$1.97
May 1, 2019 - May 31, 2019	2,680,077	44.85	2,678,965	1.85
June 1, 2019 - June 30, 2019	692,773	43.32	692,400	1.82
Total	5,118,190
(a) 2,077 shares were acquired from employees or board members from share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under a share repurchase program that was approved by our Board of Directors and announced on July 8, 2014 and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.5 billion of shares of our common stock. As of June 30, 2019, approximately $1.82 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 6. EXHIBITS

4.1
Supplemental Indenture (Including the form of Notes), dated as of June 10, 2019, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 2019).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

July 31, 2019	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

July 31, 2019	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller