Form 10-Q
period 2019-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2019-11-01
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
 _________________________________________
Commission File Number 001-03157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York			13-0872805
(State or other jurisdiction of			(I.R.S. Employer
incorporation of organization)			Identification No.)

6400 Poplar Avenue	Memphis,	TN	38197
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (901) 419-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 25, 2019 was 392,116,473.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales	$5,568	$5,901	$16,878	$17,355
Costs and Expenses
Cost of products sold	3,772	3,887	11,602	11,757
Selling and administrative expenses	387	405	1,202	1,277
Depreciation, amortization and cost of timber harvested	327	335	963	990
Distribution expenses	395	397	1,168	1,166
Taxes other than payroll and income taxes	42	44	128	130
Restructuring and other charges, net	21	—	21	48
Net (gains) losses on sales and impairments of businesses	8	122	153	122
Antitrust fines	32	—	32	—
Interest expense, net	123	133	378	401
Non-operating pension expense	9	25	27	65
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	452	553	1,204	1,399
Income tax provision (benefit)	137	83	371	302
Equity earnings (loss), net of taxes	27	92	221	257
Earnings (Loss) From Continuing Operations	342	562	1,054	1,354
Discontinued operations, net of taxes	—	—	—	345
Net Earnings (Loss)	342	562	1,054	1,699
Less: Net earnings (loss) attributable to noncontrolling interests	(2)	—	(6)	3
Net Earnings (Loss) Attributable to International Paper Company	$344	$562	$1,060	$1,696
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.88	$1.38	$2.67	$3.28
Discontinued operations, net of taxes	—	—	—	0.84
Net earnings (loss)	$0.88	$1.38	$2.67	$4.12
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.87	$1.37	$2.65	$3.25
Discontinued operations, net of taxes	—	—	—	0.83
Net earnings (loss)	$0.87	$1.37	$2.65	$4.08
Average Shares of Common Stock Outstanding – assuming dilution	395.4	411.4	399.6	416.3
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Earnings (Loss)	$342	$562	$1,054	$1,699
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	41	76	122	227
Change in cumulative foreign currency translation adjustment	(179)	(87)	(106)	(467)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(10)	1	(6)	(20)
Reclassification adjustment for (gains) losses included in net earnings (loss)	4	2	5	2
Total Other Comprehensive Income (Loss), Net of Tax	(144)	(8)	15	(258)
Comprehensive Income (Loss)	198	554	1,069	1,441
Net (earnings) loss attributable to noncontrolling interests	2	—	6	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	—	2	—	4
Comprehensive Income (Loss) Attributable to International Paper Company	$200	$556	$1,075	$1,442
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$697	$589
Accounts and notes receivable, net	3,305	3,521
Contract assets	388	395
Inventories	2,194	2,241
Assets held for sale	278	—
Other current assets	189	250
Total Current Assets	7,051	6,996
Plants, Properties and Equipment, net	12,845	13,067
Forestlands	378	402
Investments	1,651	1,648
Financial Assets of Variable Interest Entities (Note 16)	7,084	7,070
Goodwill	3,412	3,374
Right of Use Assets	425	—
Deferred Charges and Other Assets	1,002	1,019
Total Assets	$33,848	$33,576
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$402	$639
Accounts payable	2,349	2,413
Accrued payroll and benefits	442	535
Liabilities held for sale	248	—
Other current liabilities	1,288	1,107
Total Current Liabilities	4,729	4,694
Long-Term Debt	9,957	10,015
Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	6,303	6,298
Deferred Income Taxes	2,643	2,600
Pension Benefit Obligation	1,653	1,762
Postretirement and Postemployment Benefit Obligation	248	264
Long-Term Lease Obligations	292	—
Other Liabilities	567	560
Equity
Common stock, $1 par value, 2019 – 448.9 shares and 2018 – 448.9 shares	449	449
Paid-in capital	6,261	6,280
Retained earnings	8,447	7,465
Accumulated other comprehensive loss	(5,014)	(4,500)
	10,143	9,694
Less: Common stock held in treasury, at cost, 2019 – 56.8 shares and 2018 – 48.3 shares	2,702	2,332
Total International Paper Shareholders’ Equity	7,441	7,362
Noncontrolling interests	15	21
Total Equity	7,456	7,383
Total Liabilities and Equity	$33,848	$33,576
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net earnings (loss)	$1,054	$1,699
Depreciation, amortization and cost of timber harvested	963	990
Deferred income tax provision (benefit), net	68	163
Restructuring and other charges, net	21	48
Net gain on transfer of North American Consumer Packaging business	—	(488)
Net (gains) losses on sales and impairments of businesses	153	122
Antitrust fines	32	—
Equity method dividends received	260	130
Equity (earnings) losses, net	(221)	(257)
Periodic pension expense, net	70	172
Other, net	106	75
Changes in current assets and liabilities
Accounts and notes receivable	168	(441)
Contract assets	6	(20)
Inventories	(9)	(120)
Accounts payable and accrued liabilities	(11)	301
Interest payable	(31)	(33)
Other	53	64
Cash Provided By (Used For) Operations	2,682	2,405
Investment Activities
Invested in capital projects	(913)	(1,286)
Acquisitions, net of cash acquired	(99)	—
Net settlement on transfer of North American Consumer Packaging business	—	(40)
Proceeds from divestitures, net of cash divested	17	—
Proceeds from sale of fixed assets	15	12
Other	(14)	4
Cash Provided By (Used For) Investment Activities	(994)	(1,310)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(535)	(532)
Issuance of debt	381	349
Reduction of debt	(772)	(242)
Change in book overdrafts	(29)	(33)
Dividends paid	(595)	(588)
Other	3	—
Cash Provided By (Used For) Financing Activities	(1,547)	(1,046)
Cash Included in Assets Held for Sale	(19)	—
Effect of Exchange Rate Changes on Cash	(14)	(41)
Change in Cash and Temporary Investments	108	8
Cash and Temporary Investments
Beginning of period	589	1,018
End of period	$697	$1,026

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Intangibles

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to calculate the implied fair value of goodwill under Step 2 of today's goodwill impairment test to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This guidance should be applied prospectively and is effective for annual reporting periods beginning after December 15, 2019, for any impairment test performed in 2020. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company plans to early adopt this guidance in the fourth quarter of 2019 in conjunction with our annual evaluation for possible goodwill impairment which is performed in addition to interim evaluations when management believes that it is more likely than not, that events or circumstances have occurred that would result in the impairment of a reporting unit's goodwill.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. This guidance should be applied using the modified-retrospective approach. In May 2019, the FASB issued ASU 2019-05, "Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief." The amendments in this Update provide entities with targeted transition relief that is intended to increase comparability of financial statement information for some entities that otherwise would have measured similar financial instruments using different measurement methodologies. The amendments also decrease costs for some financial statement preparers while providing financial statement users with decision-useful information. For entities that have not yet adopted the amendments in Update 2016-13, the effective date and transition methodology for the amendments in this Update are the same as in Update 2016-13. The Company is currently evaluating the provisions of this guidance and plans to adopt this guidance and the related amendments on its effective date of January 1, 2020, by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of Retained earnings.

Pension Plan Disclosures

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," which included amendments to Subtopic 962-325. This disclosure guidance pertains to the presentation of certain types of investments and is effective for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the provisions of this guidance and its potential impact on our 2019 annual Form 10-K disclosures and presentation related to pension plan assets.

NOTE 3 - REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which, generally, is as the goods are produced.

Disaggregated Revenue

A geographic disaggregation of revenues across our company segmentation in the following tables provides information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	Three Months Ended September 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,180	$535	$486	$56	$4,257
EMEA	415	62	315	(1)	791
Pacific Rim and Asia	20	27	47	3	97
Americas, other than U.S.	205	—	223	(5)	423
Total	$3,820	$624	$1,071	$53	$5,568

Operating Segments
North American Industrial Packaging	$3,368	$—	$—	$—	$3,368
EMEA Industrial Packaging	324	—	—	—	324
Brazilian Industrial Packaging	61	—	—	—	61
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	624	—	—	624
North American Printing Papers	—	—	492	—	492
Brazilian Papers	—	—	247	—	247
European Papers	—	—	299	—	299
Indian Papers	—	—	38	—	38
Intra-segment Eliminations	(25)	—	(5)	—	(30)
Corporate & Inter-segment Sales		—	—	53	53
Total	$3,820	$624	$1,071	$53	$5,568

(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$9,531	$1,656	$1,448	$174	$12,809
EMEA	1,263	207	986	(8)	2,448
Pacific Rim and Asia	50	111	167	9	337
Americas, other than U.S.	672	—	623	(11)	1,284
Total	$11,516	$1,974	$3,224	$164	$16,878

Operating Segments
North American Industrial Packaging	$10,158	$—	$—	$—	$10,158
EMEA Industrial Packaging	994	—	—	—	994
Brazilian Industrial Packaging	176	—	—	—	176
European Coated Paperboard	275	—	—	—	275
Global Cellulose Fibers	—	1,974	—	—	1,974
North American Printing Papers	—	—	1,474	—	1,474
Brazilian Papers	—	—	702	—	702
European Papers	—	—	929	—	929
Indian Papers	—	—	144	—	144
Intra-segment Eliminations	(87)	—	(25)	—	(112)
Corporate & Inter-segment Sales		—	—	164	164
Total	$11,516	$1,974	$3,224	$164	$16,878

(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,394	$602	$482	$52	$4,530
EMEA	396	77	328	(4)	797
Pacific Rim and Asia	40	35	62	6	143
Americas, other than U.S.	204	—	230	(3)	431
Total	$4,034	$714	$1,102	$51	$5,901

Operating Segments
North American Industrial Packaging	$3,653	$—	$—	$—	$3,653
EMEA Industrial Packaging	311	—	—	—	311
Brazilian Industrial Packaging	57	—	—	—	57
European Coated Paperboard	87	—	—	—	87
Global Cellulose Fibers	—	714	—	—	714
North American Printing Papers	—	—	492	—	492
Brazilian Papers	—	—	255	—	255
European Papers	—	—	311	—	311
Indian Papers	—	—	47	—	47
Intra-segment Eliminations	(74)	—	(3)	—	(77)
Corporate & Inter-segment Sales	—	—	—	51	51
Total	$4,034	$714	$1,102	$51	$5,901

(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2018
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$9,832	$1,720	$1,399	$163	$13,114
EMEA	1,275	222	988	(13)	2,472
Pacific Rim and Asia	110	140	185	35	470
Americas, other than U.S.	666	1	643	(11)	1,299
Total	$11,883	$2,083	$3,215	$174	$17,355

Operating Segments
North American Industrial Packaging	$10,604	$—	$—	$—	$10,604
EMEA Industrial Packaging	1,017	—	—	—	1,017
Brazilian Industrial Packaging	175	—	—	—	175
European Coated Paperboard	265	—	—	—	265
Global Cellulose Fibers	—	2,083	—	—	2,083
North American Printing Papers	—	—	1,443	—	1,443
Brazilian Papers	—	—	706	—	706
European Papers	—	—	932	—	932
Indian Papers	—	—	150	—	150
Intra-segment Eliminations	(178)	—	(16)	—	(194)
Corporate & Inter-segment Sales	—	—	—	174	174
Total	$11,883	$2,083	$3,215	$174	$17,355

(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2019	$395	$56
Ending Balance -September 30, 2019	388	28
Increase / (Decrease)	$(7)	$(28)

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

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2019 and 2018 is provided below:

	Three Months Ended September 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499
Issuance of stock for various plans, net	—	32	—	—	(1)	33	—	33
Repurchase of stock	—	—	—	—	75	(75)	—	(75)
Common stock dividends ($0.5000 per share)	—	—	(199)	—	—	(199)	—	(199)
Transactions of equity method investees	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	344	(144)	—	200	(2)	198
Ending Balance, September 30	$449	$6,261	$8,447	$(5,014)	$2,702	$7,441	$15	$7,456

	Nine Months Ended September 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(52)	—	—	(165)	113	—	113
Repurchase of stock	—	—	—	—	535	(535)	—	(535)
Common stock dividends ($1.5000 per share)	—	—	(607)	—	—	(607)	—	(607)
Transactions of equity method investees	—	33	—	—	—	33	—	33
Comprehensive income (loss)	—	—	1,060	15	—	1,075	(6)	1,069
Ending Balance, September 30	$449	$6,261	$8,447	$(5,014)	$2,702	$7,441	$15	$7,456

	Three Months Ended September 30, 2018
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,219	$6,988	$(4,881)	$1,931	$6,844	$20	$6,864
Issuance of stock for various plans, net	—	36	—	—	(1)	37	—	37
Repurchase of stock	—	—	—	—	201	(201)	—	(201)
Common stock dividends ($0.4750 per share)	—	—	(197)	—	—	(197)	—	(197)
Transactions of equity method investees	—	1	—	—	—	1	—	1
Comprehensive income (loss)	—	—	562	(6)	—	556	(2)	554
Ending Balance, September 30	$449	$6,256	$7,353	$(4,887)	$2,131	$7,040	$18	$7,058

	Nine Months Ended September 30, 2018
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,206	$6,180	$(4,633)	$1,680	$6,522	$19	$6,541
Adoption of ASC 606 revenue from contracts with customers	—	—	73	—	—	73	—	73
Issuance of stock for various plans, net	—	31	—	—	(81)	112	—	112
Repurchase of stock	—	—	—	—	532	(532)	—	(532)
Common stock dividends ($1.4250 per share)	—	—	(596)	—	—	(596)	—	(596)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Comprehensive income (loss)	—	—	1,696	(254)	—	1,442	(1)	1,441
Ending Balance, September 30	$449	$6,256	$7,353	$(4,887)	$2,131	$7,040	$18	$7,058

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,362)	$(2,376)	$(1,916)	$(2,527)
Reclassification of stranded tax effects	—	—	(527)	—
Amounts reclassified from accumulated other comprehensive income	41	76	122	227
Balance at end of period	(2,321)	(2,300)	(2,321)	(2,300)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,508)	(2,489)	(2,581)	(2,111)
Other comprehensive income (loss) before reclassifications	(179)	(87)	(110)	(469)
Amounts reclassified from accumulated other comprehensive income	—	—	4	2
Other comprehensive income (loss) attributable to noncontrolling interest	—	2	—	4
Balance at end of period	(2,687)	(2,574)	(2,687)	(2,574)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	—	(16)	(3)	5
Other comprehensive income (loss) before reclassifications	(10)	1	(6)	(20)
Reclassification of stranded tax effects	—	—	(2)	—
Amounts reclassified from accumulated other comprehensive income	4	2	5	2
Balance at end of period	(6)	(13)	(6)	(13)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(5,014)	$(4,887)	$(5,014)	$(4,887)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2019 and 2018:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(4)	$(10)	$(11)	(a)	Non-operating pension expense
Actuarial gains (losses)	(50)	(97)	(152)	(291)	(a)	Non-operating pension expense
Total pre-tax amount	(54)	(101)	(162)	(302)
Tax (expense) benefit	13	25	40	75
Net of tax	(41)	(76)	(122)	(227)
Reclassification of stranded tax effects	—	—	527	—		Retained Earnings
Total, net of tax	(41)	(76)	405	(227)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	—	(4)	(2)	(b)	Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	—	(4)	(2)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(6)	(3)	(7)	(3)	(c)	Cost of products sold
Total pre-tax amount	(6)	(3)	(7)	(3)
Tax (expense)/benefit	2	1	2	1
Net of tax	(4)	(2)	(5)	(2)
Reclassification of stranded tax effects	—	—	2	—		Retained Earnings
Total, net of tax	(4)	(2)	(3)	(2)
Total reclassifications for the period	$(45)	$(78)	$398	$(231)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).

(b)	Amounts for the three months and nine months ended September 30, 2018 were reclassified to Discontinued operations, net of taxes.

(c)	This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 18 for additional details).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2019	2018	2019	2018
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$344	$562	$1,060	$1,351
Weighted average common shares outstanding	392.6	407.4	396.3	411.4
Effect of dilutive securities
Restricted performance share plan	2.8	4.0	3.3	4.9
Weighted average common shares outstanding – assuming dilution	395.4	411.4	399.6	416.3
Basic earnings (loss) per share from continuing operations	$0.88	$1.38	$2.67	$3.28
Diluted earnings (loss) per share from continuing operations	$0.87	$1.37	$2.65	$3.25

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2019: During the three months ended September 30, 2019, the Company recorded an $11 million pre-tax charge in Corporate, a $6 million pre-tax charge in the Printing Papers segment, and a $4 million pre-tax charge in the Global Cellulose Fibers segment for severance related to an overhead cost reduction initiative. The majority of the severance is expected to be paid over the next twelve months.

There were no restructuring and other charges recorded during the three months and six months ended June 30, 2019.

2018: There were no restructuring and other charges recorded during the three months ended September 30, 2018.

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

NOTE 8 - ACQUISITIONS

On June 28, 2019, the Company closed on the previously announced acquisition of two packaging businesses located in Portugal (Ovar) and France (Torigni and Cabourg) from DS Smith Packaging. The total purchase consideration, inclusive of working capital adjustments, was approximately €72 million (approximately $82 million at June 30, 2019 exchange rates), subject to post-closing adjustments.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of June 28, 2019:

In millions
Cash and temporary investments	$1
Accounts and notes receivable	23
Inventory	8
Plants, properties and equipment	28
Goodwill	48
Right of use assets	2
Total assets acquired	110
Accounts payable and accrued liabilities	20
Other current liabilities	1
Long-term debt	2
Postretirement and postemployment benefit obligation	3
Long-term lease obligations	2
Total liabilities assumed	28
Net assets acquired	$82

Since the date of acquisition, Net sales of $25 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $2 million from the acquired business have been included in the Company's consolidated statement of operations for the three months ended September 30, 2019.

The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment and acquired intangible assets. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date.

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical U.S. GAAP financial data. The results of the operations of these businesses do not have a material effect on the Company's consolidated results of operations.

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

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued operations, net of tax, related to the transfer of the North American Consumer Packaging business for all periods presented in the consolidated statement of operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
In millions	2018	2018
Net Sales	$—	$—
Costs and Expenses
Selling and administrative expenses	—	25
(Gain) loss on transfer of business	—	(488)
Earnings (Loss) Before Income Taxes and Equity Earnings	—	463
Income tax provision (benefit)	—	118
Discontinued Operations, Net of Taxes	$—	$345

Total cash used for operations related to the North American Consumer Packaging business of $25 million for the nine months ended September 30, 2018, is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash used for investing activities related to the North American Consumer Packaging business of $40 million for the nine months ended September 30, 2018, is included in Cash Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

Other Divestitures

On May 29, 2019, the Company announced that it had entered into an agreement with West Coast Paper Mills Limited (WCPM) to sell its controlling interest in International Paper APPM Limited (APPM), an India-based paper business, for ₨275 (Indian Rupees) per share. International Paper then owned approximately 30 million shares, or 75% of the outstanding shares of APPM.

In conjunction with the announced agreement in the second quarter of 2019, a determination was made that the current book value of the APPM disposal group exceeded its estimated fair value of $119 million which was based on the agreed upon transaction price. As a result, a preliminary pre-tax charge of $152 million ($150 million after taxes) was recorded during the second quarter of 2019. During the third quarter of 2019, the Company recorded an additional charge of $8 million (before and after taxes), which included $2 million related to the change in cumulative foreign currency translation loss and a $6 million loss related to the change in the book value of the long-lived assets of APPM compared to the estimated fair value of the disposal group. These charges are included in the Net (gains) losses on sales and impairments of businesses line item in the accompanying consolidated statement of operations and is included in the results for the Printing Papers segment. A year-to-

date loss of $9 million (before and after taxes) has been allocated to the noncontrolling interest related to the impairment of the long-lived assets of APPM.

The transaction closed on October 30, 2019 and the Company retained a passive investment of 20% in APPM. During the fourth quarter of 2019, a final immaterial adjustment to the impairment charge to reflect the difference between the proceeds received from the transaction and the closing book value of the long-lived assets will be recorded. In addition, the Company will record our retained investment at fair value.

At September 30, 2019, all assets and liabilities related to APPM are classified as current assets held for sale and current liabilities held for sale in the accompanying consolidated balance sheet. The following summarizes the major classes of assets and liabilities of APPM reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying consolidated balance sheet:

In millions	September 30, 2019
Cash and temporary investments	$19
Accounts and notes receivable	16
Inventories	23
Other current assets	19
Plants, properties and equipment	195
Deferred charges and other assets	6
Total Assets Held for Sale	$278

Accounts payable and accrued liabilities	$18
Other current liabilities	22
Deferred income taxes	47
Other liabilities	1
Net impairment reserve	160
Total Liabilities Held for Sale	$248

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $484 million and $402 million at September 30, 2019 and December 31, 2018, respectively.
Accounts and Notes Receivable

In millions	September 30, 2019	December 31, 2018
Accounts and notes receivable, net:
Trade	$3,055	$3,249
Other	250	272
Total	$3,305	$3,521

The allowance for doubtful accounts was $77 million and $81 million at September 30, 2019 and December 31, 2018, respectively.

Inventories

In millions	September 30, 2019	December 31, 2018
Raw materials	$270	$260
Finished pulp, paper and packaging	1,140	1,241
Operating supplies	637	641
Other	147	99
Total	$2,194	$2,241

Plants, Properties and Equipment

Accumulated depreciation was $20.4 billion and $20.5 billion at September 30, 2019 and December 31, 2018, respectively. Depreciation expense was $305 million and $315 million for the three months ended September 30, 2019 and 2018, respectively, and $902 million and $930 million for the nine months ended September 30, 2019 and 2018, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $104 million and $135 million at September 30, 2019 and December 31, 2018, respectively.

Interest

Interest payments made during the nine months ended September 30, 2019 and 2018 were $591 million and $606 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Interest expense	$177	$184	$538	$547
Interest income	54	51	160	146
Capitalized interest costs	7	9	21	26

Asset Retirement Obligations

The Company had recorded liabilities of $95 million and $86 million related to asset retirement obligations at September 30, 2019 and December 31, 2018, respectively.

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

Components of Lease Expense

In millions	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$39	$115
Variable lease costs	16	53
Short-term lease costs	9	27
Finance lease cost
Amortization of lease assets	3	8
Interest on lease liabilities	1	3
Total lease cost, net	$68	$206

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2019
Assets
Operating lease assets	Right-of-use assets	$425
Finance lease assets	Plants, properties and equipment, net (a)	105
Total leased assets		$530
Liabilities
Current
Operating	Other current liabilities	$136
Finance	Notes payable and current maturities of long-term debt	13
Noncurrent
Operating	Long-term lease obligations	292
Finance	Long-term debt	91
Total lease liabilities		$532

(a)	Finance leases are recorded net of accumulated amortization of $37 million.

Lease Term and Discount Rate

In millions	September 30, 2019
Weighted average remaining lease term (years)
Operating leases	9.8 years
Finance leases	11.3 years
Weighted average discount rate
Operating leases	3.24%
Finance leases	4.74%

Supplemental Cash Flow Information Related to Leases

In millions	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$110
Operating cash flows related to financing leases	3
Financing cash flows related to finance leases	7

Maturity of Lease Liabilities

	September 30, 2019
In millions	Operating Leases	Financing Leases	Total
2019 (remainder of year)	$39	$4	$43
2020	138	17	155
2021	97	15	112
2022	64	13	77
2023	35	11	46
2024	18	10	28
Thereafter	95	65	160
Total lease payments	486	135	621
Less: Interest (a)	58	31	89
Present value of lease liabilities	$428	$104	$532

(a)	Calculated using the interest rate for each lease.

At December 31, 2018, total future minimum commitments under existing non-cancelable operating leases were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter
Lease obligations	$160	$125	$77	$49	$28	$118

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International Partners, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to a subsidiary of Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. As of September 30, 2019, the Company's ownership interest in GPIP was 21.6%. The Company recorded equity earnings of $10 million and $19 million for the three months ended September 30, 2019 and 2018, respectively, and $37 million and $36 million for the nine months ended September 30, 2019 and 2018, respectively. The Company received cash dividends from GPIP of $20 million and $12 million during the first nine months of 2019 and 2018, respectively. The Company's investment in GPIP was $1.1 billion at both September 30, 2019 and December 31, 2018, which was $534 million and $562 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets, and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $69 million and $62 million for the three months ended September 30, 2019 and 2018, respectively, and $212 million and $180 million for the nine months ended September 30, 2019 and 2018, respectively.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	September 30, 2019	December 31, 2018
Current assets	$1,765	$1,757
Noncurrent assets	5,419	5,292
Current liabilities	1,067	1,148
Noncurrent liabilities	3,325	3,156

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$1,581	$1,530	$4,640	$4,515
Gross profit	266	256	820	714
Income from continuing operations	83	135	283	278
Net income	83	135	283	278

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $18 million and $74 million for the three months ended September 30, 2019 and 2018, respectively, and $186 million and $223 million for the nine months ended September 30, 2019 and 2018, respectively. The Company received cash dividends from the joint venture of $239 million and $118 million during the first nine months of 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the Company's investment in Ilim was $477 million and $478 million, respectively, which was $146 million and $145 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $51 million and $50 million for the three months ended September 30, 2019 and 2018, respectively, and $162 million and $159 million for the nine months ended September 30, 2019 and 2018, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	September 30, 2019	December 31, 2018
Current assets	$749	$981
Noncurrent assets	2,392	1,710
Current liabilities	947	545
Noncurrent liabilities	1,509	1,470
Noncontrolling interests	22	11

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Net sales	$479	$655	$1,692	$2,030
Gross profit	196	376	836	1,152
Income from continuing operations	41	149	388	454
Net income	40	143	375	438

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-months ended September 30, 2019:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers		Total
Balance as of January 1, 2019
Goodwill	$3,379		$52	$2,116		$5,547
Accumulated impairment losses	(296)		—	(1,877)		(2,173)
	3,083		52	239		3,374
Currency translation and other (a)	(2)		—	(14)		(16)
Goodwill additions/reductions	54	(b)	—	(112)	(c)	(58)
Accumulated impairment loss additions / reductions	—		—	112	(c)	112
Balance as of September 30, 2019
Goodwill	3,431		52	1,990		5,473
Accumulated impairment losses	(296)		—	(1,765)		(2,061)
Total	$3,135		$52	$225		$3,412

(a)	Represents the effects of foreign currency translations.

(b)	Reflects the provisional goodwill for the acquisitions of Industrial Packaging box plants in EMEA.

(c)	Reflects the reclassification of India goodwill and accumulated impairment losses to held for sale.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2019			December 31, 2018
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$541	$266	$275	$542	$247	$295
Non-compete agreements	26	26	—	67	67	—
Tradenames, patents and trademarks, and developed technology	173	101	72	174	90	84
Land and water rights	8	2	6	8	2	6
Software	26	25	1	26	25	1
Other	25	18	7	30	23	7
Total	$799	$438	$361	$847	$454	$393

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Amortization expense related to intangible assets	$15	$15	$40	$44

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $245 million and $195 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $10 million during the next 12 months.

International Paper uses the flow-through method to account for investment tax credits earned on eligible open loop-biomass facilities and Combined Heat and Power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis. The Company recorded a tax benefit of $8 million and $6 million for the nine months ended September 30, 2019 and 2018, respectively.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $146 million in tax, and $379 million in interest and penalties as of September 30, 2019 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received an unfavorable decision in October 2018 from the Brazilian Administrative Council of Tax Appeals. The Company has appealed this judgment to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $145 million ($155 million undiscounted) in the aggregate as of September 30, 2019. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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

•
Operable Unit 5, Area 1: In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site known as Operable Unit 5, Area 1, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. The Company responded to the special notice letter. In December 2016, the EPA issued a unilateral administrative order to the Company and other PRPs to perform the remedy. The Company responded to the unilateral administrative order, agreeing to comply with the order subject to its sufficient cause defenses.

•
Operable Unit 5, Area 2: In September 2017, the EPA issued a Record of Decision selecting the final remedy for a portion of the site known as Operable Unit 5, Area 2, but has not yet issued a special notice letter for implementing the remedy.

•
Operable Unit 5, Area 3: In April 2016, the EPA issued a separate unilateral administrative order to the Company and certain other PRPs for a time-critical removal action (TCRA) of PCB-contaminated banks and sediments from a portion of the site known as Operable Unit 5, Area 3. The Company responded to the unilateral administrative order and agreed along with two other parties to comply with the order subject to its sufficient cause defenses.The removal work has been completed.

•
Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. The Record of Decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the remedial design.

The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and except as noted above, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss with respect to this site. We have an immaterial recorded liability for future remediation costs at the site that are probable and reasonably estimable, and it remains reasonably possible that additional losses could be material.

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
To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design over the subsequent 29 months. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity. On October 14, 2019, the PRPs received a special notice letter from the EPA (i) inviting participation in implementing the remedy described in the ROD, and (ii) demanding reimbursement of EPA past costs totaling $8 million.  The PRPs are preparing their response to the special notice letter.
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

International Paper and MIMC/WMI are also defending an additional lawsuit related to the site brought by approximately 600 individuals who allege property damage and personal injury. This case is still in the discovery phase, and it is premature to predict the outcome or to estimate our maximum reasonably possible loss. However, we do not believe that any material loss is probable.

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

Italy: In March 2017, the Italian Competition Authority (ICA) commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary (IP Italy), improperly coordinated the production and sale of corrugated sheets and boxes. On August 6, 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $32 million at current exchange rates) which was recorded in the third quarter of 2019. This charge is included in the Antitrust fines line item in the accompanying consolidated statement of operations. However, we are vigorously appealing this decision of the ICA to the Italian courts and have numerous and strong bases for our appeal.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2019, the fair value of the Timber Notes and Extension Loans is $4.84 billion and $4.27 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Revenue (a)	$24	$24	$71	$71
Expense (a)	32	32	96	96
Cash receipts (b)	48	48	95	95
Cash payments (c)	64	64	128	128

(a)	The revenue and expense are included in Interest expense, net in the accompanying statement of operations.

(b)	The cash receipts are interest received on the Financial assets of special purpose entities.

(c)	The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of September 30, 2019, the fair value of the Timber Notes and Extension Loans is $2.28 billion and $2.11 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Revenue (a)	$19	$19	$61	$52
Expense (b)	19	18	60	48
Cash receipts (c)	16	15	48	34
Cash payments (d)	17	16	53	40

(a)
The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for three and nine months ended September 30, 2019 and 2018, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)
The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three and nine months ended September 30, 2019 and 2018, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.

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

In June 2018, the borrowing capacity of International Paper's commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2019, the Company had $245 million of borrowings outstanding under the program at a weighted average interest rate of 2.29%.

At September 30, 2019, the fair value of International Paper’s $10.4 billion of debt was approximately $11.4 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 16 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In October 2019, International Paper issued $127 million of industrial development bonds with interest rates ranging from 1.90% to 2.10% and maturity dates in 2024. The proceeds from this offering will be used to repay other existing industrial development bonds.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2019	December 31, 2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$570	$407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	700	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	475	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	19	8
Foreign exchange contracts	11	19

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(10)	$1	$(6)	$(18)
Interest rate contracts	—	—	—	(2)
Total	$(10)	$1	$(6)	$(20)
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	$18	$—	$15	$—
Total	$18	$—	$15	$—

During the next 12 months, the amount of the September 30, 2019 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $3 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(4)	$(2)	$(5)	$(2)	Cost of products sold
Total	$(4)	$(2)	$(5)	$(2)

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$11	$—	$42	$—	Interest expense, net
Debt	(11)	—	(42)	—	Interest expense, net
Total	—	—	—	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$(5)	$2	$—	$1	Cost of products sold
Foreign exchange contracts	(1)	3	(2)	4	Cost of products sold
Total	$(6)	$5	$(2)	$5

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$5		$3		$13		$10
Interest rate contracts - net investment	20		—		—		—
Interest rate contracts - fair value	59		16		—		—
Total derivatives designated as hedging instruments	84		19		13		10
Derivatives not designated as hedging instruments
Electricity contract	—		—		5		4
Foreign exchange contracts	—		—		2		1
Total derivatives not designated as hedging instruments	—		—		7		5
Total derivatives	$84	(a)	$19	(b)	$20	(c)	$15	(d)

(a)	Includes $8 million recorded in Other current assets and $76 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Includes $2 million recorded in Other current assets and $17 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(c)	Includes $15 million recorded in Other accrued liabilities and $5 million recorded in Other liabilities in the accompanying consolidated balance sheet.

(d)	Included in Other current liabilities in the accompanying consolidated balance sheet.

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

Effective January 1, 2019, the Company froze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP plan. This change does not affect benefits accrued through December 31, 2018. For service after December 31, 2018, employees affected by the freeze receive a company contribution to their individual Retirement Savings Account.

Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Service cost	$17	$40	$51	$119
Interest cost	110	118	330	356
Expected return on plan assets	(158)	(200)	(473)	(600)
Actuarial loss	50	95	150	285
Amortization of prior service cost	4	4	12	12
Net periodic pension expense	$23	$57	$70	$172

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2019 or 2018. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $21 million for the nine months ended September 30, 2019.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2019, 9.8 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Total stock-based compensation expense (selling and administrative)	$31	$35	$94	$102
Income tax benefits related to stock-based compensation	(2)	(6)	31	16

At September 30, 2019, $124 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

Performance Share Plan

During the first nine months of 2019, the Company granted 2.4 million performance units at an average grant date fair value of $43.49.

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

Sales by business segment for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Industrial Packaging	$3,820	$4,034	$11,516	$11,883
Global Cellulose Fibers	624	714	1,974	2,083
Printing Papers	1,071	1,102	3,224	3,215
Corporate and Intersegment Sales	53	51	164	174
Net Sales	$5,568	$5,901	$16,878	$17,355

Operating profit by business segment for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Industrial Packaging	$510	$472	$1,421	$1,446
Global Cellulose Fibers	(3)	83	27	160
Printing Papers	148	183	258	341
Business Segment Operating Profits	$655	$738	$1,706	$1,947

Earnings (loss) from continuing operations before income taxes and equity earnings	$452	$553	$1,204	$1,399
Interest expense, net	123	133	378	401
Noncontrolling interests/equity earnings adjustment	2	(2)	4	(7)
Corporate expenses, net	21	20	45	59
Corporate special items, net	48	9	48	30
Non-operating pension expense	9	25	27	65
Business Segment Operating Profits	$655	$738	$1,706	$1,947

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $344 million ($0.87 per diluted share) in the third quarter of 2019, compared with $292 million ($0.73 per diluted share) in the second quarter of 2019 and $562 million ($1.37 per diluted share) in the third quarter of 2018. Adjusted Operating Earnings is a non-GAAP measure and is defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders of $431 million ($1.09 per diluted share) in the third quarter of 2019, compared with $460 million ($1.15 per diluted share) in the second quarter of 2019 and $641 million ($1.56 per diluted share) in the third quarter of 2018.

International Paper delivered another quarter of solid earnings and strong cash generation in a challenging global environment. These results demonstrate the strength and resilience of our cash generation and the flexibility to perform well in the face of challenging conditions. Demand in the third quarter of 2019 was mixed with seasonal improvement in the North American packaging business, largely in line with our expectations, but with lower export containerboard and pulp shipments driven by pressure from challenging supply and demand conditions. Operational performance was strong and we optimized our system and managed costs well across our three businesses, taking advantage of our system flexibility. Our continued strong cash generation has enabled us to return $1.1 billion to shareholders during the first three quarters of 2019 through dividends and share repurchases and reduce debt by $400 million.

Comparing performance with the second quarter of 2019, prices were lower in the third quarter mainly due to the impact of prior index movements in North America Packaging and Global Cellulose Fibers, as well as the flow through of lower prices for export containerboard. Volume was seasonally higher in our North American packaging business, along with improved export containerboard volume, while relatively flat across the rest of the businesses. Operations and cost performance was favorable following the heavy maintenance activity in the 2019 second quarter. Input costs were favorable versus the prior quarter, with lower wood and recovered fiber costs across our businesses. Our Ilim joint venture delivered solid operational performance, but its earnings were impacted by sequentially lower export pulp prices and higher planned maintenance outage expenses, which also drove lower volume in the quarter.

Looking ahead to the fourth quarter of 2019, overall across our businesses we expect lower price and mix, improved seasonal volume and export shipments, lower input costs and significantly lower maintenance outage costs due to completing most of that work in the prior quarters. In Industrial Packaging, we expect lower price and mix tied to the impact of prior price index movements and price flow-through on exports along with the negative mix impact from export volume recovery. Volume is expected to improve on improved demand in North America and continued export volume recovery. Operations and costs are expected to be unfavorably impacted by the non-repeat of favorable items in the third quarter of 2019. Maintenance outage expense will be lower while input costs should be stable. In Global Cellulose Fibers, we expect lower price and mix driven by the impact of prior index movements. Volume is expected to be stable as higher fluff volume is offset by lower softwood volume. Operations and costs are expected to be higher driven by higher seasonal energy consumption, while input costs are expected to remain stable. In Printing Papers, we expect lower price and mix primarily related to our North America and Latin America businesses as well as unfavorable geographic mix. This should be offset by improved volume on seasonally stronger demand in North America and Brazil. Operations and costs are expected to negatively impact earnings due to higher seasonal energy consumption and the non-repeat of favorable items in the third quarter of 2019. Finally, in our Ilim joint venture, we expect higher sales volumes, lower input costs and lower maintenance outage expenses to be offset by continued price and mix pressure.

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

The following are reconciliations of Earnings (loss) attributable to shareholders to Adjusted Operating Earnings (Loss) attributable to shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2019	2018	2019
Net Earnings (Loss) Attributable to International Paper Company	$344	$562	$292
Less - Discontinued operations (gain) loss	—	—	—
Earnings (Loss) from Continuing Operations	344	562	292
Add Back - Non-operating pension expense (income)	9	25	8
Add Back - Net special items expense (income)	94	142	158
Income tax effect - Non-operating pension and special items expense	(16)	(88)	2
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$431	$641	$460

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2019	2018	2019
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.87	$1.37	$0.73
Less - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.87	1.37	0.73
Add Back - Non-operating pension expense (income) per share	0.02	0.06	0.02
Add Back - Net special items expense (income) per share	0.24	0.34	0.40
Income tax effect per share - Non-operating pension and special items expense	(0.04)	(0.21)	—
Adjusted Operating Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$1.09	$1.56	$1.15

Cash provided by operations totaled $2.7 billion and $2.4 billion for the first nine months of 2019 and 2018, respectively. The Company generated free cash flow of approximately $1.8 billion and $1.1 billion in the first nine months of 2019 and 2018, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2019	2018
Cash provided by operations	$2,682	$2,405
Adjustments:
Cash invested in capital projects	(913)	(1,286)
Free Cash Flow	$1,769	$1,119
RESULTS OF OPERATIONS
For the third quarter of 2019, International Paper Company reported net sales of $5.6 billion, compared with $5.7 billion in the second quarter of 2019 and $5.9 billion in the third quarter of 2018.
Net earnings attributable to International Paper totaled $344 million, or $0.87 per diluted share, in the third quarter of 2019. This compared with $292 million, or $0.73 per diluted share, in the second quarter of 2019 and $562 million, or $1.37 per diluted share, in the third quarter of 2018.
Earnings from continuing operations attributable to International Paper Company were $344 million in the third quarter of 2019, $292 million in the second quarter of 2019 and $562 million in the third quarter of 2018.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$292
($115)
$9
$10
$23
$127
($14)
($53)
($1)
($15)
$82
($1)
$344
Q2 2019
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2019

Compared with the second quarter of 2019, earnings benefited from higher sales volumes ($9 million), lower operating costs ($10 million), lower raw material and freight costs ($23 million) and lower mill maintenance outage costs ($127 million). These benefits were offset by lower average sales prices and an unfavorable mix ($115 million), higher corporate and other items ($14 million), higher net interest expense ($1 million), higher tax expense ($15 million) and higher non-operating pension expense ($1 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $53 million lower than in the second quarter of 2019. Net special items in the third quarter of 2019 were a loss of $80 million compared with a loss of $162 million in the second quarter of 2019.

Compared with the third quarter of 2018, the third quarter of 2019 reflects lower raw material and freight costs ($40 million), lower mill maintenance outage costs ($8 million), lower net interest expense ($8 million) and lower non-operating pension expense ($12 million). These benefits were offset by lower average sales prices and an unfavorable mix ($130 million), lower sales volumes ($31 million), higher operating costs ($17 million), higher corporate and other costs ($2 million) and higher tax expense ($21 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $65 million lower in the third quarter of 2019 than in the third quarter of 2018. Net special items in the third quarter of 2019 were a loss of $80 million compared with a loss of $60 million in the third quarter of 2018.
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
International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	September 30,		June 30,
In millions	2019	2018	2019
Net Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$344	$562	$292
Add back (deduct):
Income tax provision (benefit)	137	83	128
Equity (earnings) loss, net of taxes	(27)	(92)	(80)
Noncontrolling interests, net of taxes	(2)	—	(6)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	452	553	334
Interest expense, net	123	133	122
Noncontrolling interests / equity earnings included in operations	2	(2)	5
Corporate expenses, net	21	20	3
Corporate special items (income) expense	48	9	—
Non-operating pension expense	9	25	8
Adjusted Operating Profit	$655	$738	$472
Business Segment Operating Profit:
Industrial Packaging	$510	$472	$507
Global Cellulose Fibers	(3)	83	(2)
Printing Papers	148	183	(33)
Total Business Segment Operating Profit	$655	$738	$472

Business Segment Operating Profit

Total business segment operating profits were $655 million in the third quarter of 2019, $472 million in the second quarter of 2019 and $738 million in the third quarter of 2018.

Business Segment Operating Profit (in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$472
$(154)
$12
$14
$31
$169
$111
$655
Q2 2019
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q3 2019

Compared with the second quarter of 2019, operating profits benefited from higher sales volumes ($12 million), lower operating costs ($14 million), lower raw material and freight costs ($31 million) and lower mill outage costs ($169 million). These benefits were offset by lower average sales prices and an unfavorable mix ($154 million). Special items were a loss of $46 million in the third quarter of 2019 compared with a loss of $157 million in the second quarter of 2019.

Business Segment Operating Profit (in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$738
$(170)
$(41)
$(22)
$52
$11
$87
$655
Q3 2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Special Items
Q3 2019

Compared with the third quarter of 2018, operating profits in the current quarter benefited from lower raw material and freight costs ($52 million) and lower mill outage costs ($11 million). These benefits were offset by lower average sales prices and an unfavorable mix ($170 million), lower sales volumes ($41 million) and higher operating costs ($22 million). Special items were a loss of $46 million in the third quarter of 2019 compared with a loss of $133 million in the third quarter of 2018.

Economic downtime results from the amount of production required to meet our customer demand. Planned maintenance downtime is taken periodically throughout the year. The following table details North American planned maintenance and economic-related downtime:

in thousands of tons	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Three Months Ended June 30, 2019
Economic-related downtime	287	—	339
Maintenance downtime	125	197	303

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2019	2018	2019	2018
Industrial Packaging
Corrugated Packaging (b)	2,651	2,666	7,810	7,969
Containerboard	736	853	2,140	2,436
Recycling	556	566	1,790	1,700
Saturated Kraft	47	51	140	149
Gypsum/Release Kraft	49	56	149	176
Bleached Kraft	5	8	17	24
EMEA Packaging (b)	375	329	1,124	1,113
Brazilian Packaging (b)	96	92	272	263
European Coated Paperboard	106	98	312	284
Industrial Packaging	4,621	4,719	13,754	14,114
Global Cellulose Fibers (in thousands of metric tons) (c)	878	886	2,606	2,665
Printing Papers
U.S. Uncoated Papers	451	461	1,340	1,415
European and Russian Uncoated Papers	352	363	1,073	1,066
Brazilian Uncoated Papers	301	293	828	818
Indian Uncoated Papers	49	62	183	195
Printing Papers	1,153	1,179	3,424	3,494

(a)	Sales volumes include third party and inter-segment sales and exclude sales of equity investees.

(b)	Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.

(c)	Includes North American, European and Brazilian volumes and internal sales to mills.
Discontinued Operations
See discussion in Note 9 - Divestitures and Impairments in the Condensed Notes to the Consolidated Financial Statements.
Income Taxes
An income tax provision of $137 million was recorded for the third quarter of 2019 and the reported effective income tax rate was 30%. Excluding a benefit of $14 million related to the tax effects of special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 27% for the quarter.
An income tax provision of $128 million was recorded for the second quarter of 2019 and the reported effective income tax rate was 38%. Excluding an expense of $4 million related to the tax effects of special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
An income tax provision of $83 million was recorded for the third quarter of 2018 and the reported effective income tax rate was 15%. Excluding a benefit of $82 million related to the tax effects of special items and a benefit of $6 million related to the tax effects of non-operating pension expense, the effective income tax rate was 24% for the quarter.
Interest Expense
Net interest expense was $123 million in the third quarter of 2019, compared with $122 million which includes interest expense of $1 million related to the settlement of foreign tax audits in the second quarter of 2019 and $133 million in the third quarter of 2018.

Effects of Special Items and Non-Operating Pension Expense
Details of special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	September 30,				June 30,
	2019		2018		2019
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
India impairment	$6	$6	$—	$—	$145	$143
Brazil Packaging impairment	—	—	122	81	—	—
Italian antitrust fine	32	32	—	—	—	—
Overhead cost reduction initiative	10	8	—	—	—	—
Multi-employer pension plan exit liability	(7)	(6)	—	—	—	—
Gain on sale of previously closed Oregon mill site	(9)	(7)	—	—	—	—
Abandoned property removal	13	10	6	4	11	8
Riverdale mill conversion	1	1	5	4	1	1
Business Segments Total	46	44	133	89	157	152
Corporate
Litigation reserves	22	17	—	—	—	—
Environmental remediation reserve adjustment	15	11	9	7	—	—
Overhead cost reduction initiative	11	8	—	—	—	—
Interest expense related to settlement of foreign tax audits	—	—	—	—	1	1
Corporate Total	48	36	9	7	1	1
Total special items	94	80	142	96	158	153
Non-operating pension expense	9	7	25	19	8	6
Total special items and non-operating pension expense	$103	$87	$167	$115	$166	$159
Special items include the following tax expenses (benefits):

	Three Months Ended
	September 30,		June 30,
In millions	2019	2018	2019
Luxembourg tax law rate change	$—	$—	$9
Tax benefits from Tax Cuts and Jobs Act	—	(36)	—
State income tax legislative changes	—	—	(3)
Settlement of foreign tax audits	—	—	3
Total	$—	$(36)	$9

Details of special items and non-operating pension expense for the nine months ended are as follows:

	Nine Months Ended
	September 30,
	2019		2018
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
India impairment	$151	$149	$—	$—
Brazil Packaging impairment	—	—	122	81
Italian antitrust fine	32	32	—	—
Overhead cost reduction initiative	10	8	—	—
Multi-employer pension plan exit liability	9	6	—	—
Gain on sale of previously closed Oregon mill site	(9)	(7)	—	—
Gain on sale of EMEA Packaging box plant	(7)	(6)	—	—
EMEA Packaging optimization	—	—	48	35
Abandoned property removal	35	26	24	18
Riverdale mill conversion	3	3	5	4
Business Segments Total	224	211	199	138
Corporate
Litigation reserves	22	17	—	—
Environmental remediation reserve adjustment	15	11	9	7
Overhead cost reduction initiative	11	8	—	—
Smurfit-Kappa acquisition proposal costs	—	—	12	9
Interest expense related to settlement of foreign tax audits	1	1	—	—
Legal settlement	—	—	9	7
Corporate Total	49	37	30	23
Total special items	273	248	229	161
Non-operating pension expense	27	21	65	49
Total special items and non-operating pension expense	$300	$269	$294	$210
Special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30,
In millions	2019	2018
Luxembourg tax law rate change	$9	$—
Tax benefits from Tax Cuts and Jobs Act	—	(36)
State income tax legislative changes	(3)	9
Settlement of foreign tax audits	3	—
Total	$9	$(27)
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

Information in the Condensed Notes to the Consolidated Financial Statements for the GAAP reconciliation of segment operating profit.

Industrial Packaging

Total Industrial Packaging	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,820	$3,864	$11,516	$4,034	$4,022	$11,883
Operating Profit	$510	$507	$1,421	$472	$537	$1,446
Italian antitrust fine	32	—	32	—	—	—
Gain on sale of previously closed Oregon mill site	(9)	—	(9)	—	—	—
Multi-employer pension plan exit liability	(7)	—	9	—	—	—
Gain on sale of EMEA Packaging box plant	—	—	(7)	—	—	—
Brazil Packaging impairment	—	—	—	122	—	122
EMEA Packaging optimization	—	—	—	—	26	48
Abandoned property removal	9	8	25	4	6	15
Operating Profit Before Special Items	$535	$515	$1,471	$598	$569	$1,631
Industrial Packaging net sales for the third quarter of 2019 were 1% lower than in the second quarter of 2019 and 5% lower than in the third quarter of 2018. Operating profit before special items was 4% higher in the third quarter of 2019 than in the second quarter of 2019 and 11% lower than in the third quarter of 2018.

North American Industrial Packaging	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,368	$3,414	$10,158	$3,653	$3,582	$10,604
Operating Profit	$532	$507	$1,434	$618	$574	$1,651
Gain on sale of previously closed Oregon mill site	(9)	—	(9)	—	—	—
Multi-employer pension plan exit liability	(7)	—	9	—	—	—
Abandoned property removal	9	8	25	4	6	15
Operating Profit Before Special Items	$525	$515	$1,459	$622	$580	$1,666

(a)
Includes intra-segment sales of $25 million and $74 million for the three months ended September 30, 2019 and 2018, respectively; $31 million and $46 million for the three months ended June 30, 2019 and 2018, respectively; and $87 million and $178 million for the nine months ended September 30, 2019 and 2018, respectively.

North American Industrial Packaging sales volumes in the third quarter of 2019 increased compared to the second quarter of 2019, reflecting seasonally higher shipments for boxes and higher export containerboard volumes as customer inventory levels began to return to normal. Total maintenance and economic downtime was 249,000 tons lower in the third quarter of 2019. Average sales margins were lower, driven by lower average sales prices for boxes and export containerboard. Operating costs were seasonally higher for our box plants and our mills continued to perform well. Planned maintenance downtime costs were $73 million lower in the third quarter of 2019 compared with the second quarter of 2019. Input costs were favorable, primarily for recycled fiber and wood, partially offset by higher distribution costs.
Compared with the third quarter of 2018, sales volumes were lower in the third quarter of 2019 for export containerboard and boxes. Total maintenance and economic downtime was 120,000 tons higher in the third quarter of 2019. Box prices were lower as were export containerboard prices resulting from weaker global demand. Manufacturing costs were stable, driven by strong operational performance at our mills offset by inflation. Planned maintenance downtime costs were $18 million lower in the third quarter of 2019 compared with the third quarter of 2018. Input costs were significantly lower, driven by recycled fiber.
Entering the fourth quarter of 2019, sales volumes for boxes are expected to be seasonally higher. Export containerboard shipments are also expected to increase, as demand continues to improve. Average sales margins for boxes and export containerboard are expected to be lower, reflecting the impact of prior price index movement, mix and export pressure. Operating costs are expected to be higher. Planned maintenance downtime costs should be $44 million lower in the fourth quarter of 2019 than in the third quarter of 2019. Input costs are projected to be slightly favorable, with lower wood costs mostly offset by higher recycled fiber and energy costs.

EMEA Industrial Packaging	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$324	$331	$994	$311	$344	$1,017
Operating Profit	$(33)	$(7)	$(48)	$(37)	$(43)	$(114)
Italian antitrust fine	32	—	32	—	—	—
Gain on sale of EMEA Packaging box plant	—	—	(7)	—	—	—
EMEA Packaging optimization	—	—	—	—	26	48
Operating Profit Before Special Items	$(1)	$(7)	$(23)	$(37)	$(17)	$(66)
EMEA Industrial Packaging sales volumes for boxes in the third quarter of 2019 were lower than in the second quarter of 2019, primarily driven by lower seasonal box demand in Morocco and the economic conditions in Turkey. Average sales margins improved in all regions driven by lower containerboard prices and stable box prices. Operating costs improved, reflecting the continued improved performance at the Madrid mill. There were no planned maintenance downtime costs in either the third quarter of 2019 or the second quarter of 2019. Input costs were stable. Earnings benefited from favorable foreign currency impacts in Turkey.
Compared with the third quarter of 2018, sales volumes in the third quarter of 2019 were lower, primarily due to the recession in Turkey. Average sales margins for boxes improved, reflecting sales price increases during 2018 and lower containerboard costs. Operating costs significantly improved from the ramp-up of the Madrid mill. Earnings also benefited from the box plant acquisitions completed in the first half of 2019. There were no planned maintenance downtime costs in the third quarter of 2018. Input costs were stable. Earnings were positively affected by favorable foreign currency impacts, primarily in Turkey.
Looking ahead to the fourth quarter of 2019, sales volumes for boxes are expected to be seasonally higher in Morocco and Turkey, and stable in the Eurozone. Average sales margins should improve in Morocco and Turkey, partially offset by lower average sales margins in the Eurozone. Operating and input costs should be stable. There are no planned maintenance downtime costs in the fourth quarter of 2019.

Brazilian Industrial Packaging	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$61	$58	$176	$57	$56	$175
Operating Profit	$(6)	$(1)	$(12)	$(127)	$(11)	$(146)
Brazil Packaging impairment	—	—	—	122	—	122
Operating Profit Before Special Items	$(6)	$(1)	$(12)	$(5)	$(11)	$(24)
Brazilian Industrial Packaging sales volumes in the third quarter of 2019 compared with the second quarter of 2019 were higher for boxes and lower for containerboard. Average sales margins reflected higher sales prices for boxes and a favorable product mix, partially offset by lower containerboard prices. Planned maintenance downtime costs were $2 million higher in the third quarter of 2019 compared with the second quarter of 2019. Input costs were higher for rollstock, recycled fiber, chemicals and energy.
Compared with the third quarter of 2018, sales volumes in the third quarter of 2019 were higher for both boxes and containerboard. Average sales prices increased for boxes and containerboard. Operating costs were flat. Input costs increased, primarily for recycled fiber and energy. Planned maintenance downtime costs were $2 million higher in the third quarter of 2019 than in the third quarter of 2018.
Looking ahead to the fourth quarter of 2019, sales volumes for boxes and containerboard are expected to be seasonally lower. Average sales margins are expected to be higher, reflecting a favorable mix. Planned maintenance downtime costs should be $2 million lower in the fourth quarter of 2019 than in the third quarter of 2019. Input costs are projected to be lower for recycled fiber.

European Coated Paperboard	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$92	$92	$275	$87	$86	$265
Operating Profit	$17	$8	$47	$18	$17	$55
European Coated Paperboard sales volumes in the third quarter of 2019 compared with the second quarter of 2019 were flat in both Europe and Russia. Average sales margins improved in Europe driven by a favorable mix. In Russia, average sales margins were slightly lower. Operating costs were higher in both Europe and Russia. Operating costs in Europe were negatively impacted by recovery boiler issues in Kwidzyn. Planned maintenance downtime costs were $8 million lower in the third quarter of 2019 compared with the second quarter of 2019. Input costs were favorable in Europe primarily for purchased pulp and energy. In Russia, input costs were stable. Earnings benefited from favorable foreign currency impacts, primarily in Russia.
Compared with the third quarter of 2018, sales volumes increased in Europe but were slightly lower in Russia. Average sales margins were flat in Europe but improved in Russia, reflecting a favorable mix. Operating costs were higher in Europe, reflecting the recovery boiler issues in Kwidzyn. In Russia, operating costs were lower. There were no planned maintenance downtime costs in either the third quarter of 2019 or the third quarter of 2018. Input costs were lower in Europe for purchased pulp and energy, slightly offset by higher wood costs. In Russia, input costs were higher for chemicals and energy, offset by lower wood costs. Earnings were negatively affected by unfavorable foreign currency impacts in both Europe and Russia.
Entering the fourth quarter of 2019, sales volumes are expected to be higher in Russia but lower in Europe. Average sales margins are expected to increase in both regions. Operating costs are expected to be lower in Europe, as the third quarter was negatively impacted by the recovery boiler issues in Kwidzyn. In Russia, operating costs are expected to be higher. There are no planned maintenance downtime outages in the fourth quarter of 2019. Input costs are expected to be lower in Europe, primarily for purchased pulp and wood, and stable in Russia.
Global Cellulose Fibers

Total Global Cellulose Fibers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$624	$661	$1,974	$714	$692	$2,083
Operating Profit	$(3)	$(2)	$27	$83	$66	$160
Overhead cost reduction initiative	4	—	4	—	—	—
Abandoned property removal	3	2	8	2	3	9
Operating Profit Before Special Items	$4	$—	$39	$85	$69	$169
Global Cellulose Fibers net sales were 6% lower in the third quarter of 2019 than in the second quarter of 2019 and 13% lower than in the third quarter of 2018. Operating profit before special items in the third quarter of 2019 was slightly higher than the second quarter of 2019 and 95% lower than in the third quarter of 2018.
Sales volumes in the third quarter of 2019 compared with the second quarter of 2019 were higher for fluff pulp, partially offset by lower market pulp volumes. Total maintenance and economic downtime was 11,000 tons higher in the third quarter of 2019. Average sales margins decreased, reflecting lower average pulp prices driven by unfavorable supply/demand conditions associated with historically high industry inventory levels, trade and tariff uncertainty and regional economic conditions. Operating costs were favorable as our mills improved reliability and reduced spending to overcome the impact of Hurricane Dorian. Planned maintenance downtime costs in the third quarter of 2019 were $51 million lower than in the second quarter of 2019. Earnings benefited $5 million in the third quarter of 2019 and $10 million in the second quarter of 2019 from insurance proceeds related to Hurricane Florence. Input costs were favorable, primarily for wood, energy and chemicals. Sales volumes were higher in Russia, but lower in Europe. Average sales prices were lower in both regions. Planned maintenance downtime costs in the third quarter of 2019 were $4 million lower than in the second quarter of 2019 in Europe and Russia. Operating costs were unfavorable in Europe and flat in Russia. Input costs were stable in both Europe and Russia.
Compared with the third quarter of 2018, sales volumes in the third quarter of 2019 were slightly higher. Total maintenance and economic downtime was 56,000 tons higher in the third quarter of 2019. Average sales prices were lower for both fluff and market pulp. Operating costs were favorable. Planned maintenance downtime costs in the third quarter of 2019 were $10 million lower than in the third quarter of 2018. Input costs were slightly favorable. Sales volumes increased, primarily in Russia. Average sales margins were lower, reflecting lower average sales prices. Operating costs were unfavorable in Europe and favorable in Russia. There were no planned maintenance downtime costs in either the third quarter of 2019 or the third quarter of 2018 in Europe and Russia. Input costs were flat in both Europe and Russia. Earnings benefited from favorable foreign currency impacts in Europe, slight offset by unfavorable impacts in Russia.
Entering the fourth quarter of 2019, sales volumes are expected to be flat. Average sales margins are expected to be lower, reflecting the continuing effects of historically high industry inventory levels, slower growth in developing markets, tariff uncertainty, regional economic conditions and expected increases in operating costs. Planned maintenance downtime costs in the fourth quarter of 2019 should be $8 million lower than in the third quarter of 2019. Input costs are expected to be slightly higher. In Europe and Russia, sales volumes are expected to be stable in Europe and lower in Russia. Average sales margins are expected to be lower in both regions. Operating costs are expected to be stable in Europe and higher in Russia. Planned maintenance downtime costs in the fourth quarter of 2019 should be $7 million higher than in the third quarter of 2019 in Europe and Russia.

Printing Papers

Total Printing Papers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$1,071	$1,088	$3,224	$1,102	$1,060	$3,215
Operating Profit	$148	$(33)	$258	$183	$94	$341
India impairment	6	145	151	—	—	—
Abandoned property removal	1	1	2	—	—	—
Overhead cost reduction initiative	6	—	6	—	—	—
Riverdale mill conversion	1	1	3	5	—	5
Operating Profit Before Special Items	$162	$114	$420	$188	$94	$346
Printing Papers net sales for the third quarter of 2019 were 2% lower than in the second quarter of 2019 and 3% lower than in the third quarter of 2018. Operating profit before special items in the third quarter of 2019 was 42% higher than in the second quarter of 2019 and 14% lower than in the third quarter of 2018.

North American Papers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$492	$486	$1,474	$492	$493	$1,443
Operating Profit	$69	$39	$164	$59	$25	$85
Abandoned property removal	1	1	2	—	—	—
Overhead cost reduction initiative	5	—	5	—	—	—
Riverdale mill conversion	1	1	3	5	—	5
Operating Profit Before Special Items	$76	$41	$174	$64	$25	$90
North American Papers sales volumes in the third quarter of 2019 were higher than in the second quarter of 2019 for uncoated freesheet paper, primarily driven by increased export volume. Total maintenance and economic downtime was 8,000 tons higher in the third quarter of 2019. Average sales margins were unfavorable, reflecting an unfavorable geographic mix. Operating costs were lower. Planned maintenance downtime costs were $19 million lower in the third quarter of 2019, compared with the second quarter of 2019. Input costs were lower, primarily for wood.
Compared with the third quarter of 2018, sales volumes in the third quarter of 2019 were lower for uncoated freesheet paper, primarily driven by weaker demand for commercial printing paper. Total maintenance and economic downtime was 39,000 tons higher in the third quarter of 2019. Average sales prices were higher, reflecting the impact of price increases in 2018. Operating costs were favorable. Planned maintenance downtime costs were $11 million higher than in the third quarter of 2018. Input costs increased, primarily for wood.
Entering the fourth quarter of 2019, sales volumes are expected to be higher, driven by increased export volumes, partially offset by lower cutsize volumes. Average sales margins are expected to be lower. Operating costs are expected to be higher. Planned maintenance downtime costs should be $7 million lower in the fourth quarter. Input costs are expected to be favorable, primarily for wood.

European Papers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$299	$321	$929	$311	$302	$932
Operating Profit	$40	$29	$116	$46	$15	$82
Overhead cost reduction initiative	1	—	1	—	—	—
Operating Profit Before Special Items	$41	$29	$117	$46	$15	$82
European Papers sales volumes for uncoated freesheet paper in the third quarter of 2019 compared with the second quarter of 2019 were lower in Europe, but higher in Russia. In Europe, the recovery boiler issues at Kwidzyn negatively impacted volumes. Average sales margins for uncoated freesheet paper decreased in Europe and Russia, reflecting lower average sales prices resulting from weaker demand and an unfavorable mix. Operating costs were higher in Europe, reflecting the impact of the recovery boiler issues at Kwidzyn. Operating costs were flat in Russia. Planned maintenance downtime costs were $20 million lower in the third quarter of 2019 compared to the second quarter of 2019. Input costs were stable in both regions. Earnings benefited from favorable foreign currency impacts in Europe.

Sales volumes for uncoated freesheet paper in the third quarter of 2019, compared with the third quarter of 2018, were lower in Europe, partially due to the impact of the recovery boiler issues at Kwidzyn. In Russia, sales volumes were higher. Average sales margins for uncoated freesheet paper increased in both regions, reflecting price increases implemented in late 2018 and in 2019, net of an unfavorable mix. Operating costs were higher in Europe and slightly lower in Russia. There were no planned maintenance downtime costs in either the third quarter of 2019 or the third quarter of 2018. In Europe, input costs were higher for wood and chemicals, partially offset by lower energy costs. In Russia, input costs also increased, primarily for chemicals and energy, partially offset by lower wood costs. Earnings were negatively affected by unfavorable foreign currency impacts in both Europe and Russia.
Looking forward to the fourth quarter of 2019, sales volumes for uncoated freesheet paper are expected to be higher in both Europe and Russia. In Europe, average sales margins are expected to be lower. In Russia, average sales margins will be negatively impacted by an unfavorable mix. Operating costs should be higher in both Europe and Russia. Planned maintenance downtime costs should be $8 million higher in the fourth quarter. Input costs are expected to be stable in Europe and Russia.

Brazilian Papers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$247	$240	$702	$255	$222	$706
Operating Profit	$44	$37	$114	$75	$49	$164

(a)
Includes intra-segment sales of $5 million and $3 million for the three months ended September 30, 2019 and 2018, respectively; $12 million and $8 million for the three months ended June 30, 2019 and 2018, respectively; and $25 million and $16 million for the nine months ended September 30, 2019 and 2018, respectively.

Brazilian Papers sales volumes in the third quarter of 2019, compared with the second quarter of 2019, were seasonally higher for domestic shipments of uncoated freesheet, partially offset by lower export volumes. Export average sales prices were lower for both Latin American and other export locations, reflecting higher supply availability in Latin America and softer demand conditions, while domestic average sales prices were stable. Operating costs were favorable. Planned maintenance outage downtime costs were $3 million higher in the third quarter of 2019, compared with the second quarter of 2019. Input costs were flat.
Compared with the third quarter of 2018, sales volumes for uncoated freesheet paper in the third quarter of 2019 were slightly higher for export, but lower for the domestic shipments, reflecting challenging demand conditions impacted by a government textbook program delay. Lower export sales prices and an unfavorable geographic and product mix were slightly offset by higher average domestic prices. Operating costs were unfavorable. Planned maintenance outage expenses were $3 million higher in the third quarter of 2019. Input costs were higher, primarily for wood and energy.
Entering the fourth quarter of 2019, sales volumes for uncoated freesheet paper are expected to be seasonally stronger domestically, partially offset by lower export volumes. Average sales margins are expected to be stable domestically, while export sales margins are expected to be lower. Operating costs should be slightly favorable. Planned maintenance outage expenses are expected to be $1 million lower in the fourth quarter. Input costs are expected to be favorable.

Indian Papers	2019			2018
In millions	3nd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$38	$53	$144	$47	$51	$150
Operating Profit	$(5)	$(138)	$(136)	$3	$5	$10
India Impairment	6	145	151	—	—	—
Operating Profit Before Special Items	$1	$7	$15	$3	$5	$10
On May 29, 2019, International Paper announced it had entered into an agreement to sell its controlling interest in its Indian Papers business. The transaction closed on October 30, 2019.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $18 million in the third quarter of 2019, compared with $67 million in the second quarter of 2019 and $74 million in the third quarter of 2018. In the third quarter of 2019, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $4 million, compared with a gain of $7 million in the second quarter of 2019.
Compared with the second quarter of 2019, sales volumes in the third quarter of 2019 were 9% lower, primarily for sales of hardwood pulp and containerboard in China, and softwood pulp in Russian and other export locations. Average sales price realizations were lower for softwood pulp, hardwood pulp and containerboard in China, Russia and other export locations. Input costs for wood and fuel, were relatively flat. Outage and repair costs were $10 million higher than in the second quarter of 2019 due to the planned maintenance mill outages at the Bratsk and Ust-Ilimsk mills.
Compared with the third quarter of 2018, sales volumes in the third quarter of 2019 decreased overall by 7%, primarily due to sales of containerboard in China and Russia and softwood pulp and hardwood pulp in Russian and other export locations. Average sales prices for softwood pulp, hardwood pulp and containerboard in China and other export locations and containerboard in Russia were lower. Input costs, primarily for wood and chemicals, were higher. Distribution costs were also higher. An after-tax foreign exchange loss of $23 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the third quarter of 2018.
Looking forward to the fourth quarter of 2019, sales volumes are expected to be higher following the start-up of the newly upgraded containerboard machine at the Bratsk mill and the recently modernized pulp line at the Ust-Ilimsk mill. Average sales margins are projected to decrease compared with the third quarter of 2019, primarily due to hardwood pulp in China. Input costs are expected to decrease. Mill maintenance outage costs will be lower as there are no outages scheduled in the fourth quarter of 2019.
Equity Earnings – GPIP
International Paper recorded equity earnings of $10 million in the third quarter of 2019, compared with $14 million in the second quarter of 2019 and $19 million in the third quarter of 2018. As of September 30, 2019, the Company's ownership interest in GPIP was 21.6%.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $2.7 billion for the first nine months of 2019, compared with $2.4 billion for the comparable 2018 nine-month period. Cash provided by working capital components totaled $176 million for the first nine months of 2019, compared to cash used by working capital components of $249 million for the comparable 2018 nine-month period.
Investments in capital projects totaled $913 million in the first nine months of 2019, compared to $1.3 billion in the first nine months of 2018. Full-year 2019 capital spending is currently expected to be approximately $1.3 billion, or about 99% of depreciation and amortization, including approximately $400 million of strategic investments.
Financing activities for the first nine months of 2019 included a $391 million net decrease in debt versus a $107 million net increase in debt during the comparable 2018 nine-month period.
Amounts related to early debt extinguishment during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2019	2018	2019	2018
Early debt reductions (a)	$77	$75	$245	$79
Pre-tax early debt extinguishment (gain) loss, net	2	1	(1)	1

(a)
Reductions related to notes with interest rates ranging from 3.00% to 4.40% with original maturities from 2027 to 2047 and from 3.00% to 7.00% with original maturities from 2022 to 2032 for the three months ended September 30, 2019 and 2018, respectively, and from 3.00% to 9.50% with original maturities from 2024 to 2048 and from 3.00% to 7.00% with original maturities from 2022 to 2032 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases) by calendar year were as follows: $298 million in 2019; $97 million in 2020; $448 million in 2021; $490 million in 2022; $354 million in 2023; and $8.7 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2019, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At September 30, 2019, International Paper’s credit agreements totaled $2.1 billion, which management believes are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The liquidity facilities include a $1.5 billion contractually committed bank credit agreement that expires in December 2021 and has a facility fee of 0.15% per annum payable quarterly. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivable balances under a receivables securitization program that expires in December 2019. At

September 30, 2019, there were no outstanding borrowings under the credit facility nor under the receivables securitization program.
In June 2018, the borrowing capacity of the commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of September 30, 2019, the Company had $245 million of borrowings outstanding under this program at a weighted average interest rate of 2.29%.
During the first nine months of 2019, International Paper used 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 11.9 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $535 million, including $486 million related to shares repurchased under the Company's repurchase program. On October 9, 2018, the Company announced an authorization to repurchase $2 billion of the Company's common stock to supplement remaining amounts under prior share repurchase authorizations, bringing total share repurchase authorizations since 2013 to $5.0 billion. The Company will continue to repurchase such shares in open market repurchase transactions. Under the $5.0 billion share repurchase program, the Company has repurchased 68.9 million shares at an average price of $47.23, for a total of approximately $3.3 billion, as of September 30, 2019.
During the first nine months of 2018, International Paper used approximately 1.7 million shares of treasury stock for various incentive plans. International Paper also acquired 9.6 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $532 million. Cash dividend payments related to common stock totaled $595 million and $588 million for the first nine months of 2019 and 2018, respectively. Dividends were $1.50 per share and $1.42 per share for the first nine months in 2019 and 2018, respectively.
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
Ilim S.A. Shareholders’ Agreement
In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interest would be approximately $1.9 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.
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
The Company has included in its 2018 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2019.

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
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2019 - July 31, 2019	1,329,575	$43.04	1,329,064	$1.76
August 1, 2019 - August 31, 2019	436,700	38.93	436,700	1.75
September 1, 2019 - September 30, 2019	917	40.57	—	1.75
Total	1,767,192
(a) 1,429 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock programs. The remainder were purchased under a share repurchase program that was approved and increased twice by our Board of Directors and announced on September 10, 2013, July 8, 2014 and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $5 billion of shares of our common stock. As of September 30, 2019, approximately $1.75 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 6. EXHIBITS

10.1	Amendment No. 9 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective November 1, 2019.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 1, 2019	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

November 1, 2019	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller