Form 10-K
period 2019-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2020-02-19
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue
Memphis,	Tennessee
(Address of principal executive offices)
38197
(Zip Code)
Registrant's telephone number, including area code:	901	419-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares	IP	New York Stock Exchange
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☒	☐	☐	☐	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was approximately $17,018,195,033.
The number of shares outstanding of the Company’s common stock as of February 14, 2020 was 392,124,684.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2020 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

1

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	36
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	37
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	37
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	39
	Consolidated Statement of Operations	43
	Consolidated Statement of Comprehensive Income	44
	Consolidated Balance Sheet	45
	Consolidated Statement of Cash Flows	46
	Consolidated Statement of Changes in Equity	47
	Notes to Consolidated Financial Statements	48
	Interim Financial Results (Unaudited)	87
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	89
ITEM 9A.	CONTROLS AND PROCEDURES.	89
ITEM 9B.	OTHER INFORMATION.	89

PART III.		89

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	89
ITEM 11.	EXECUTIVE COMPENSATION.	89
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	89
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	90
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	90

PART IV.		90

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	90
	Additional Financial Data	90
ITEM 16.	FORM 10-K SUMMARY
	SIGNATURES	94
APPENDIX I	2019 LISTING OF FACILITIES	A-1
APPENDIX II	2019 CAPACITY INFORMATION	A-4

PART I.

ITEM 1. BUSINESS

GENERAL
International Paper Company (the Company or International Paper, which may also be referred to as we or us) is a global producer of renewable fiber-based packaging, pulp and paper products with manufacturing operations in North America, Latin America, Europe, North Africa and Russia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. You can learn more about us by visiting our website at www.internationalpaper.com.
In the United States, at December 31, 2019, the Company operated 27 pulp, paper and packaging mills, 163 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2019 in Canada, Europe, North Africa and Latin America included 14 pulp, paper and packaging mills, 44 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through six branches in Asia. At December 31, 2019, we owned or managed approximately 329,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into three segments: Industrial Packaging; Global Cellulose Fibers; and Printing Papers.
A description of these business segments can be found on pages 25 and 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s equity interests in Ilim S.A. (Ilim) and Graphic Packaging International Partners, LLC (GPIP) are also separate reportable industry segments.
From 2015 through 2019, International Paper’s capital spending approximated $7.1 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs and maintain reliability of operations. Capital spending in 2019 was approximately $1.3 billion and is expected to be approximately $1.0 billion in 2020. You can find more information about capital spending on page 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on page 30 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You can find discussions of restructuring charges and other special items on pages 24 and 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 19 through 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells products directly to end users and converters, as well as through agents, resellers and paper distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 25 and 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2019, 2018 and 2017 were as follows:
SALES VOLUMES BY PRODUCT (a)

In thousands of short tons (except as noted)	2019	2018	2017
Industrial Packaging
Corrugated Packaging (b)	10,454	10,624	10,413
Containerboard	2,909	3,229	3,294
Recycling	2,388	2,282	2,257
Saturated Kraft	174	196	181
Gypsum/Release Kraft	199	227	229
Bleached Kraft	22	31	27
EMEA Packaging (b) (c)	1,538	1,476	1,518
Brazilian Packaging (b)	366	351	357
European Coated Paperboard	417	390	398
Industrial Packaging	18,467	18,806	18,674
Global Cellulose Fibers (in thousands of metric tons) (d)	3,501	3,573	3,708
Printing Papers
U.S. Uncoated Papers	1,799	1,886	1,915
European and Russian Uncoated Papers	1,456	1,440	1,483
Brazilian Uncoated Papers	1,172	1,125	1,167
Indian Uncoated Papers	206	263	253
Printing Papers	4,633	4,714	4,818

(a)	Includes third-party and inter-segment sales and excludes sales of equity investees.

(b)	Volumes for corrugated box sales reflect consumed tons sold. Board sales by these businesses reflect invoiced tons.

(c)	Excludes newsprint sales volumes at the Madrid, Spain mill through Q3 2017.

(d)	Includes North American, European and Brazilian volumes and internal sales to mills.

RESEARCH AND DEVELOPMENT

The Company operates its primary research and development center in Loveland, Ohio, as well as several other product development facilities, including a technology center in Federal Way, Washington.
We direct research and development activities to short-term, long-term and technical assistance needs of customers and operating divisions, and to process, equipment and product innovations. Activities include product development within the operating divisions; studies on innovation and improvement of pulping, bleaching, chemical recovery, paper making, converting and coating processes; packaging design and materials development; mechanical packaging systems, environmentally sensitive printing inks and reduction of environmental discharges; re-use of raw materials in manufacturing processes; recycling of consumer and packaging paper products; energy conservation; applications of computer controls to manufacturing operations; innovations and improvement of products; and development of various new products. Our development efforts specifically address product safety, as well as the minimization of solid waste. The cost to the Company of its research and development operations was $29 million in 2019, $30 million in 2018 and $28 million in 2017.
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
ENVIRONMENTAL PROTECTION

International Paper is subject to extensive federal and state environmental regulation, as well as similar regulations internationally. In addition, new environmental laws or regulations impacting our facilities around the world are routinely passed or proposed. Our continuing objectives include:

(1) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $70 million in 2019 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend $80 million in 2020 for environmental capital projects. Capital expenditures for 2021 environmental projects are anticipated to be approximately $85 million. Capital expenditures for 2022 environmental projects are estimated to be $65 million.
The Company has completed capital projects to meet the U.S. Environmental Protection Agency's (EPA) Boiler MACT (maximum achievable control technology) regulations that require owners of specified boilers to meet revised air emissions standards for certain substances. Although certain aspects of litigation challenging all or portions of the Boiler MACT regulations remain open, we have not identified any additional Boiler MACT capital project expenditures that might result from resolution of the open issues.
The Company has been named as a potentially responsible party (PRP) in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities on the balance sheet. For additional information regarding certain remediation actions, see Note 14 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data on pages 65 through 68.

CLIMATE CHANGE

International Paper plays a significant role in responding to the climate change challenge. Our entire business depends upon the sustainability of forests. We transform renewable resources into recyclable products that people depend on every day. This cycle begins with sourcing renewable fiber from responsibly managed forests, and at the end of use our products are recycled into new products at a higher rate than any other base material. We endeavor to continue to lead the international business community in responsible forest stewardship to ensure healthy and productive forest ecosystems for generations to come. Our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests. Furthermore, we use biomass and manufacturing residuals (rather than fossil fuels) to generate a substantial majority of the manufacturing energy at our mills.
In an effort to mitigate the impact of climate change various international, national and sub-national (regional, state and local) governmental actions have been or may be undertaken. Presently, these efforts have not materially impacted International Paper, but such efforts may have a material impact on the Company in the future.
INTERNATIONAL EFFORTS
The Paris Agreement, went into effect in November 2016 and continued international efforts and voluntary commitments toward reducing the emissions of greenhouse gases (GHGs). Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.
As part of the Paris Agreement, many countries established non-binding emissions reduction targets. For instance, the U.S. made a non-binding commitment to hold GHG emissions 7% below 2005 GHG emissions levels by 2020 and 26% to 28% below by 2025. Other countries in which we operate made similar non-binding commitments. On August 4, 2017, the U.S. filed official notice to withdraw from the Paris Agreement. Notwithstanding the notice of withdrawal by the U.S., the Company’s voluntary GHG reductions, which are set out in our annual Global Citizenship report, remain roughly in line with the percentages of the U.S. prior target reductions. It is not clear at this time what, if any, further reductions by the Company might be required by the countries in which we operate. Due to this uncertainty, it is not possible at this time to estimate the potential impacts of these agreements on the Company.
To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System (EU ETS). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

U.S. EFFORTS, INCLUDING STATE, REGIONAL AND LOCAL MEASURES
The U.S. Congress has not passed GHG legislation. The EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units (EGUs); (iii) control emissions from new oil and gas processing operations and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year.
Several U.S. states, including states in which we operate facilities, have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities. California, New York and Virginia have already enacted such programs, although these regulations have not, and are not expected to have a material impact on the Company. We are monitoring proposed programs in other states, however it is unclear what impacts, if any, state-level GHG rules will have on the Company’s operations.
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
Additional information regarding climate change and International Paper is available in our 2018 Global Citizenship report found on our website at www.internationalpaper.com, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.
EMPLOYEES
As of December 31, 2019, we have approximately 51,000 employees, nearly 33,000 of whom are located in the United States. Of our U.S. employees,

approximately 23,000 are hourly, with unions representing approximately 14,000 employees. Approximately 11,000 of this number are represented by the United Steelworkers union (USW).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Mark S. Sutton, 58, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984. Mr. Sutton serves on the board of directors of The Kroger Company. He is a member of The Business Council, serves on the American Forest & Paper Association board of directors, The Business Roundtable board of directors, and the international advisory board of the Moscow School of Management - Skolkovo. He was appointed chairman of the U.S. Russian Business Council. He also serves on the board of directors for Memphis Tomorrow and board of governors for New Memphis Institute. Mr. Sutton has been a director since June 1, 2014.

W. Michael Amick, Jr., 56, senior vice president - paper the Americas since January 1, 2017. Mr. Amick previously served as senior vice president - North American papers & consumer packaging from July 2016 until December 2016, senior vice president - North American papers, pulp & consumer packaging from November 2014 until June 2016, vice president - president, IP India, from August 2012 to October

2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.

Clay R. Ellis, 49, senior vice president - enterprise operational excellence since December 2019. Mr. Ellis previously served as vice president - manufacturing, global cellulose fibers from 2016 to December 2019, vice president of pulp from 2014 to 2016, and vice president manufacturing, North American papers from 2012 to 2014. Mr. Ellis joined International Paper in 1992.

W. Thomas Hamic, 54, senior vice president - containerboard and enterprise commercial excellence since December 2019. Mr. Hamic previously served as vice president and general manager - containerboard & recycling, North American container from June 2015 until December 2019. Mr. Hamic became vice president and general manager of the south area in container of the Americas in 2009, and he was appointed to the role of vice president, industrial packaging group’s finance & strategy in 2010. Mr. Hamic joined International Paper in 1991.

Tommy S. Joseph, 60, senior vice president until his retirement effective February 29, 2020. Mr. Joseph previously served as senior vice president - manufacturing, technology, EH&S and global sourcing from January 2010 until October 2019. Mr. Joseph has also previously served as senior vice president - manufacturing, technology, EH&S from February 2009 until December 2009, and vice president - technology from 2005 until February 2009. Mr. Joseph is a director of Ilim in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Joseph joined International Paper in 1982.

Timothy S. Nicholls, 58, senior vice president & chief financial officer since June 2018. Mr. Nicholls previously served as senior vice president - industrial packaging the Americas from January 2017 through June 2018, senior vice president - industrial packaging from November 2014 through December 2016, senior vice president - printing and communications papers of the Americas from November 2011 through October 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1999.

Thomas J. Plath, 56, senior vice president - human resources and global citizenship since March 1, 2017. Mr. Plath previously served as vice president - human resources, global businesses from November 2014 through February 2017, and vice president - HR manufacturing, technology, EH&S and global supply chain from April 2013 to November 2014. Mr. Plath joined International Paper in 1991.

Jean-Michel Ribieras, 57, senior vice president - industrial packaging the Americas since June 2018. Mr. Ribieras previously served as senior vice president - global cellulose fibers from July 2016 through June 2018, senior vice president - president, IP Europe, Middle East, Africa & Russia from 2013 until June 2016, and president - IP Latin America from 2009 until 2013. Mr. Ribieras joined International Paper in 1993.

James P. Royalty, Jr., 50, senior vice president and president, Europe, the Middle East, Africa and Russia since December 2019. Most recently, Mr. Royalty served as vice president, corporate development and disruptive technologies from September 2018 until December 2019, vice president, strategic projects from 2017 until 2018, vice president, investor relations from 2013 until 2017, vice president and general manager, container the Americas in 2008 to 2013. Mr. Royalty joined International Paper in 1991.

Sharon R. Ryan, 60, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

John V. Sims, 57, senior vice president - corporate development since December 2019. Mr Sims previously served as senior vice president - president, IP Europe, Middle East, Africa & Russia from July 2016 until December 2019. Mr. Sims also previously served as vice president and general manager, European papers from January 2016 until June 2016, vice president & general manager, North American papers from 2014 until December 2015, and vice president, finance and strategy, industrial packaging, from 2009 until 2013. Mr. Sims is a director of Ilim in which International Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Sims joined International Paper in 1994.

Catherine I. Slater, 56, senior vice president - global cellulose fibers & IP Asia since June 2018. Ms. Slater previously served as senior vice president - consumer packaging from December 2016 through December 2017. Ms. Slater joined International Paper from Weyerhaeuser Company in December 2016, effective with the completion of the acquisition of Weyerhaeuser’s cellulose fibers business, which she previously led. Ms. Slater’s 24-year career with Weyerhaeuser included leadership roles in manufacturing, printing papers, consumer products, wood products and the cellulose fibers business.

Gregory T. Wanta, 54, senior vice president - North American container since December 2016. Mr. Wanta has served in a variety of roles of increasing responsibility in manufacturing and commercial leadership roles in specialty papers, coated paperboard, printing papers, foodservice and industrial packaging, including vice president, central region, Container the Americas, from January 2012 through October 2016. Mr. Wanta joined International Paper in 1991.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. For further information concerning fiber supply purchase agreements, see page 31.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (including the exhibits hereto) that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words, “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend,” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) the level of our indebtedness and changes in interest rates; (ii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products; (iii) domestic and global economic conditions and political changes, including but not limited to changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations, (iv) the amount of our future pension funding obligations, and pension and health care costs; (v) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy, and other U.S. and non-U.S. governmental laws and regulations; (vi) whether we experience a material disruption at one of our manufacturing facilities; (vii) risks inherent in conducting business through joint ventures; (viii) our ability to achieve the benefits we expect from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions, (ix) information technology risks, and (x) loss contingencies and pending, threatened or future litigation, including with respect to environmental matters. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements are discussed in greater detail below in “Item 1A. Risk Factors.” In addition, other risks and uncertainties not presently known to us or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
In addition to the risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K (particularly in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), or in the Company’s other filings with the Securities and Exchange Commission, the following are some important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statement. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations and/or financial condition could be materially and adversely affected, and our actual results may differ materially from those contemplated in any forward-looking statements we make in any public disclosures.
RISKS RELATING TO INDUSTRY CONDITIONS
CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION COULD AFFECT OUR PROFITABILITY. We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda and starch), energy sources (principally biomass, natural gas, electricity and fuel oil) and third-party companies that transport our goods. The market price of virgin wood fiber varies based upon availability and source. The global supply and demand for recycled fiber may be affected by trade policies between countries, individual governments' legislation and regulations, as well as changes in the global economy. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause significant fluctuations in recycled fiber prices. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and may continue to fluctuate in the future. The availability of labor and the market price for fuel may affect our costs for third-party transportation. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.
THE INDUSTRIES IN WHICH WE OPERATE EXPERIENCE BOTH ECONOMIC CYCLICALITY AND CHANGES IN CONSUMER PREFERENCES. FLUCTUATIONS IN THE PRICES OF, AND THE DEMAND FOR, OUR PRODUCTS COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Moreover, consumer preferences are constantly changing based on, among other factors, cost, convenience and health, environmental and social concerns and perceptions. These consumer preferences affect the prices of our products. Consequently, our financial results are sensitive to changes in the pricing and demand for our products.
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
CHANGES IN INTERNATIONAL CONDITIONS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. Specifically, Russia, Brazil, Poland, and Turkey, where we have substantial manufacturing facilities, are countries that are exposed to economic and political instability in their respective regions of the world. Fluctuations in the value of local currency versus the U.S. dollar, downturns in economic activity, adverse tax consequences or rulings, nationalization or any change in social, political or labor conditions in any of these countries or regions impacting matters such as sustainability, environmental regulations and trade policies and agreements, could negatively affect our financial results. In addition, outbreak of a widespread health epidemic, such as a coronavirus, influenza and other highly communicable diseases or viruses, could also adversely impact our operating results and business prospects, including if operations of our customers are adversely impacted. In this regard, while we do not currently expect that our financial results will be significantly and adversely affected by the COVID-19 virus that was first detected in Wuhan, China in December 2019, there continue to be significant uncertainties associated with the COVID-19 virus, including with respect to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by Chinese or other governmental authorities to contain the COVID-19 virus or to treat its impact, and the extent to which the COVID-19 outbreak may impact our financial results, including as the result of its possible impact on the Chinese or global economy, is not certain.
Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (e.g., the U.S. and China), which can result in tariffs, could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders. In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad, and the U.S. Department of Treasury’s Office of Foreign Asset Control and other non-U.S. government entities maintain economic sanctions targeting various countries, persons and entities. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2019, International Paper had approximately $9.8 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
In addition, we are subject to agreements governing our indebtedness that require us to meet and maintain certain financial ratios and covenants. A significant or prolonged downturn in general business and economic conditions, or other significant adverse developments with respect to our results of operations or financial condition, may affect our ability to comply with these covenants or meet those financial ratios and tests and could require us to take action to reduce our debt or to act in a manner contrary to our current business objectives. Moreover, the restrictions associated with these financial ratios and covenants may prevent us from taking actions that we believe would be in the best interest of our business and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. Additionally, despite these restrictions, we may be able to incur substantial additional indebtedness in the future, which might subject us to additional restrictive covenants that could affect our financial and operational flexibility and otherwise increase the risks associated with our indebtedness as noted above.

Moreover, certain of our variable rate debt uses the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Additionally, uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.
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
Under the terms of the agreements governing approximately $1.4 billion of our debt as of December 31, 2019, the applicable interest rate on such debt may increase upon each downgrade in our credit rating below investment grade. As a result, a downgrade in our credit rating below investment grade may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes, including those delivered to Temple-Inland in connection with Temple-Inland's 2007 sales of forestlands, may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $485 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 15, Variable Interest Entities, on pages 68 through 70, and Note 13, Income Taxes, on pages 62 through 65, in Item 8. Financial Statements and Supplementary Data for further information.
OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 (or later for certain acquired populations, as described in Note 19. Retirement Plans, on pages 75 through 81, in Item 8. Financial Statements and Supplementary Data) and substantially all hourly union and non-union employees regardless of hire date. The Company has frozen participation under these plans for U.S. salaried employees, including credited services and compensation on or after January 1, 2019; however, the pension freeze does not affect benefits accrued through December 31, 2018. We provide retiree health care benefits to certain former U.S. employees, as well as financial assistance towards the cost of individual retiree medical coverage for certain former U.S. salaried employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may impact pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs. Drivers for fluctuating health costs include unit cost changes, health care utilization by participants, and potential legislative impacts and government oversight.
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED ON A PROJECTED BENEFIT OBLIGATION BASIS, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification (ASC) 715, “Compensation – Retirement Benefits,” at December 31, 2019 was $1.6 billion. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
RISKS RELATING TO OUR OPERATIONS
MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•	fires, floods, earthquakes, hurricanes or other catastrophes;

•	the effect of a drought or reduced rainfall on its water supply;

•	the effect of other severe weather conditions on equipment and facilities;

•	disruption in the supply of raw materials or other manufacturing inputs;

•	terrorism or threats of terrorism;

•	information system disruptions or failures due to any number of causes, including cyber-attacks;

•	domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;

•	unscheduled maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	a chemical spill or release;

•	explosion of a boiler or other equipment;

•	damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;

•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•	a widespread outbreak of an illness or any other communicable disease, such as the recent outbreak of the COVID-19 virus in China, or any other public health crisis;

•	failure of our third party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;

•	labor difficulties; and

•	other operational problems.
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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES, DIVESTITURES, CAPITAL INVESTMENTS AND OTHER CORPORATE TRANSACTIONS THAT WE HAVE PURSUED OR MAY PURSUE. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures, capital investments and other corporate transactions that we may pursue and to realize the benefits we expect from such transactions, and we are subject to the risk that we may not achieve the expected benefits. This failure could require us to record an impairment charge for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings. Among the benefits we expect from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place higher strategic value on such businesses and assets than does International Paper.

Corporate transactions of this nature which we may pursue involve a number of special risks, including with respect to our inability to realize our business goals with respect to such transactions as noted above, the focus of our management’s attention on these transactions and the assimilation of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.
WE ARE SUBJECT TO INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers or joint venture partners, could become subject to employee error or malfeasance, cyber attacks by common hackers, criminal groups or nation-state organizations or social activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.
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

For example, we have incurred, and expect that we will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a potentially responsible party. Moreover, we may be directly impacted by, and are working to manage, the risks and costs to us, our customers and our vendors of the effects of climate change, greenhouse gases, and the availability of energy and water resources. These risks include the potentially adverse impact on forestlands, which are a key resource in the production of our products, increased product costs and a change in the types of products that customers purchase. We also face risks arising from the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, deforestation, and land use. These risks also include the increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them. These risks could expose us to market, operational, and execution costs or risks. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

Additionally, we are subject to complex and evolving U.S. and international privacy laws and regulations, including those pertaining to the handling of personal data, such as the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act of 2018 (“CCPA”). The GDPR, which became effective on May 25, 2018, with respect to all member states of the European Union, includes operational requirements for companies receiving or processing personal data of EU residents that are partially different from those that had previously been in place and includes significant penalties for noncompliance. The CCPA, which went into effect on January 1, 2020, affords California residents and households expanded privacy protections. Moreover, governmental authorities around the world are considering, or are in the process of implementing, new data protection regulations.

Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our businesses. The recently enacted laws often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. IP proactively uses internal and external resources to monitor compliance with relevant legislation and continually evaluates and, where necessary, modifies its data processing practices and policies in order to comply with evolving privacy laws. Nevertheless, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper disclosure of personal data. Improper disclosure of personal data in violation of the GDPR, the CCPA and/or of other personal data protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

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
RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL RESULTS. We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

FORESTLANDS

As of December 31, 2019, the Company owned or managed approximately 329,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program (CERFLOR) and the Forest Stewardship Council (FSC).

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2020 on page 30, and dispositions and restructuring activities as of December 31, 2019, on pages 23 through 25 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and on page 56 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning certain legal proceedings of the Company is set forth in Note 14 Commitments and Contingent Liabilities on pages 65 through 68 of Item  8. Financial Statements and Supplementary Data which is incorporated herein by reference.
Additionally, the Florida Department of Environmental Protection and the Company are currently in negotiations to enter into a settlement of violations by the Company’s Pensacola mill of its wastewater effluent discharge permit chronic toxicity limit. The settlement would include penalties totaling $1.1 million and require the mill to engage in certain corrective actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: IP). As of February 14, 2020, there were approximately 9,663 record holders of common stock of the Company.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. Our ability to pay dividends is, and in the future may continue to be, limited by the terms of our debt documents.
The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2019 - October 31, 2019	—	$—	—	$1.75
November 1, 2019 - November 30, 2019	205	43.68	—	1.75
December 1, 2019 - December 31, 2019	5,357	46.34	—	1.75
Total	5,562

(a)
5,562 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. During 2019, 10,828,416 shares were purchased under our share repurchase program, which was approved by our Board of Directors and announced on July 8, 2014 and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.5 billion aggregate amount of shares of our common stock. As of February 14, 2020, approximately $1.75 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

PERFORMANCE GRAPH
The performance graph shall not be deemed “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act of 1934, as amended.

The following graph compares a $100 investment in Company stock on December 31, 2014 with a $100 investment in our Return on Invested Capital (ROIC) Peer Group and the S&P 500 also made at market close on December 31, 2014. The graph portrays total return, 2014–2019, assuming reinvestment of dividends.

Return on $100 Investment at YE 2014
Dollars
200
180
160
140
120
100
80
60
40
20
0
2014
2015
2016
2017
2018
2019
IP
ROIC Peer Group
S&P 500 index

Note 1. The companies included in the ROIC Peer Group are Domtar Inc., Fibria Celulose S.A., Graphic Packaging Holding Company, Klabin S.A., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, and UPM-Kymmene Corp. WestRock was added to the Peer group beginning in 2016 after the merger of MeadWestvaco and Rock-Tenn. Fibria Celulose S.A. was excluded at the end of 2018 due to being acquired by Suzano.

Note 2.	Returns are calculated in $USD.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY (a)

Dollar amounts in millions, except per share amounts and stock prices	2019		2018		2017		2016		2015
RESULTS OF OPERATIONS
Net sales	$22,376		$23,306		$21,743		$19,495		$20,675
Costs and expenses, excluding interest	20,281		20,989		20,323		18,180		18,988
Earnings (loss) from continuing operations before income taxes and equity earnings	1,604	(b)	1,781	(e)	848	(h)	795	(k)	1,132	(n)
Equity earnings (loss), net of taxes	250		336		177		198		117
Discontinued operations, net of taxes	—		345	(f)	34	(i)	102	(l)	85	(o)
Net earnings (loss)	1,220	(b-c)	2,017	(e-g)	2,144	(h-j)	902	(k-m)	917	(n-p)
Noncontrolling interests, net of taxes	(5)	(d)	5		—		(2)		(21)
Net earnings (loss) attributable to International Paper Company	1,225	(b-d)	2,012	(e-g)	2,144	(h-j)	904	(k-m)	938	(n-p)
FINANCIAL POSITION
Current assets less current liabilities	$(2,007)		$2,302		$3,175		$2,601		$2,244
Plants, properties and equipment, net	13,004		13,067		13,265		13,003		11,000
Forestlands	391		402		448		456		366
Financial assets of variable interest entities	7,088		7,070		7,051		7,033		7,014
Total assets	33,471		33,576		33,903		33,093		30,271
Notes payable and current maturities of long-term debt	168		639		311		239		426
Current nonrecourse financial liabilities of variable interest entities	4,220		—		—		—		—
Long-term debt	9,597		10,015		10,846		11,075		8,844
Long-term nonrecourse financial liabilities of variable interest entities	2,085		6,298		6,291		6,284		6,277
Total shareholders’ equity	7,713		7,362		6,522		4,341		3,884
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.10		$4.07		$5.11		$1.95		$2.05
Discontinued operations	—		0.84		0.08		0.25		0.20
Net earnings (loss)	3.10		4.91		5.19		2.20		2.25
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.07		$4.02		$5.05		$1.93		$2.03
Discontinued operations	—		0.83		0.08		0.25		0.20
Net earnings (loss)	3.07		4.85		5.13		2.18		2.23
Cash dividends	2.013		1.925		1.863		1.783		1.640
COMMON STOCK PRICES
High	$48.24		$66.94		$58.96		$54.68		$57.90
Low	36.45		37.55		49.60		32.50		36.76
Year-end	46.05		40.36		57.94		53.06		37.70
FINANCIAL RATIOS
Current ratio	0.8		1.5		1.6		1.6		1.6
Total debt to capital ratio	0.56		0.59		0.63		0.72		0.70
Return on shareholders’ equity	16.2%		28.4%		43.9%		22.1%		20.0%
CAPITAL EXPENDITURES	$1,276		$1,572		$1,391		$1,348		$1,487
NUMBER OF EMPLOYEES	51,000		53,000		56,000		55,000		56,000

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

2019:

(b)	Includes the following charges (gains):

	2019
In millions	Before Tax	After Tax
India impairment	$159	$157
India divestiture transaction costs	3	2
Global Cellulose Fibers goodwill impairment	52	42
Litigation reserves	41	31
Italian antitrust fine	32	32
Environmental remediation reserve adjustment	25	19
(Gain) loss on sale of EMEA Packaging box plant	(6)	(5)
EMEA Packaging business optimization	17	14
Multi-employer pension plan exit liability	9	6
Abandoned property removal	50	38
Riverdale mill conversion costs	5	4
Foreign VAT refund accrual including interest	(6)	(4)
Debt extinguishment costs	21	16
Gain on sale of previously closed Oregon mill site	(9)	(7)
Overhead cost reduction initiative	21	16
Other items	4	4
Total special items	$418	$365
Non-operating pension expense	36	28
Total	$454	$393

(c)	Includes the following tax expenses (benefits):

In millions	2019
Luxembourg statutory tax rate change	$9
State income tax legislative changes	(3)
Foreign tax audits	3
Internal investment restructuring	(53)
Foreign deferred tax valuation allowance	203
Total	$159

(d)	Includes the following allocation of loss:

	2019
In millions	Before Tax	After Tax
India Impairment	$9	$9
Total	$9	$9

2018:

(e)	Includes the following charges (gains):

	2018
In millions	Before Tax	After Tax
Smurfit-Kappa acquisition proposal costs	$12	$9
Legal settlement	9	7
Litigation settlement recovery	(5)	(4)
Environmental remediation reserve adjustment	9	7
EMEA Packaging business optimization	47	34
Abandoned property removal	32	24
Riverdale mill conversion costs	9	7
Brazil Packaging impairment	122	81
Debt extinguishment costs	10	7
Gain on sale of investment in Liaison Technologies	(31)	(23)
Total special items	$214	$149
Non-operating pension expense	494	371
Total	$708	$520

(f)	Includes the following charges (gains):

	2018
In millions	Before Tax	After Tax
North American Consumer Packaging transaction costs	$25	$19
North American Consumer Packaging gain on transfer	(488)	(364)
Total	$(463)	$(345)

(g)	Includes the following tax expenses (benefits):

In millions	2018
State income tax legislative changes	$9
Tax benefit of Tax Cuts and Jobs Act	(36)
Internal investment restructuring	19
Foreign tax audits	25
Total	$17

2017:

(h)	Includes the following charges (gains):

	2017
In millions	Before Tax	After Tax
Gain on sale of investment in ArborGen	$(14)	$(9)
Costs associated with the pulp business acquired in 2016	33	20
Amortization of Weyerhaeuser inventory fair value step-up	14	8
Holmen bargain purchase gain	(6)	(6)
Abandoned property removal	20	13
Kleen Products settlement	354	219
Asia Foodservice sale	9	4
Brazil Packaging wood supply accelerated amortization	10	7
Debt extinguishment costs	83	51
Interest income on income tax refund claims	(5)	(3)
Other items	(2)	(2)
Total special items	$496	$302
Non-operating pension expense	484	298
Total	$980	$600

(i)	Includes the operating earnings of the North American Consumer Packaging business for the full year. Also includes the following charges (gains):

	2017
In millions	Before Tax	After Tax
North American Consumer Packaging transaction costs	$17	$10
Non-operating pension expense	45	28
Total	$62	$38

(j)	Includes the following tax expenses (benefits):

In millions	2017
International legal entity restructuring	$34
Income tax refund claims	(113)
Cash pension contribution	38
International tax law change	9
Tax benefit of Tax Cuts and Jobs Act	(1,222)
Total	$(1,254)

2016:

(k)	Includes the following charges (gains):

	2016
In millions	Before Tax	After Tax
Riegelwood mill conversion costs	$9	$6
India Packaging evaluation write-off	17	11
Write-off of certain regulatory pre-engineering costs	8	5
Early debt extinguishment costs	29	18
Costs associated with the newly acquired pulp business	31	21
Asia Box impairment / restructuring	70	58
Gain on sale of investment in Arizona Chemical	(8)	(5)
Turkey mill closure	7	6
Amortization of Weyerhaeuser inventory fair value step-up	19	11
Total special items	$182	$131
Non-operating pension expense	610	375
Total	$792	$506

(l)	Includes the operating earnings of the North American Consumer Packaging business for the full year. Also includes the following charges (gains):

	2016
In millions	Before Tax	After Tax
xpedx legal settlement	$8	$5
Total	$8	$5

(m)Includes the following tax expenses (benefits):

In millions	2016
Cash pension contribution	$23
U.S. Federal audit	(14)
Brazil goodwill	(57)
International legal entity restructuring	(6)
Luxembourg tax rate change	31
Total	$(23)

2015:

(n)	Includes the following charges (gains):

	2015
In millions	Before Tax	After Tax
Riegelwood mill conversion costs, net of proceeds from sale of the Carolina Coated Bristols brand	$8	$4
Timber monetization restructuring	16	10
Early debt extinguishment costs	207	133
IP-Sun JV impairment	174	180
Legal reserve adjustment	15	9
Refund and state tax credits	(4)	(2)
Impairment of Orsa goodwill and trade name intangible	137	137
Other items	6	5
Total special items	$559	$476
Non-operating pension expense	258	157
Total	$817	$633

(o)	Includes the operating earnings of the North American Consumer Packaging business for the full year.

(p)	Includes the following tax expenses (benefits):

In millions	2015
IP-Sun JV impairment	$(67)
Cash pension contribution	23
Other items	7
Total	$(37)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
The following generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussion of historical items in 2017, and year-to-year comparisons between 2018 and 2017, can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Full-year 2019 net earnings were $1.2 billion ($3.07 per diluted share) compared with net earnings of $2.0 billion ($4.85 per diluted share) for full-year 2018.

International Paper delivered solid earnings and outstanding cash generation in 2019. Our performance demonstrates our ability to generate strong cash flow and the flexibility of the company to navigate well through a challenging global environment. While the U.S. economy remains healthy, during 2019 we managed through significant inventory headwinds and broader trade tensions that impacted our exports. Against this backdrop, we focused on optimizing our full value chain by strengthening commercial offerings in faster growing packaging segments, running our manufacturing system well and leveraging the flexibility of our mill and converting system. We continued to grow value for our shareholders with returns above our cost of capital for a tenth consecutive year. Our capital allocation choices were consistent with our framework. In 2019, we returned $1.3 billion to shareholders through dividends of about $800 million and share repurchases of about $500 million. The Company also increased its dividend for the tenth consecutive year, reinforcing our policy of a strong and sustainable dividend. We also repaid approximately $1 billion of debt during 2019 as part of our commitment to a strong balance sheet and to maintain an investment grade rating. We continued to invest strategically to strengthen our Industrial Packaging business. In our North American corrugated packaging business, we made targeted investments to enhance our capabilities and reinforce our strong position in the fastest growing segments. In our EMEA Packaging business, we completed selective acquisitions to expand our converting network around the Madrid, Spain mill. Lastly, in January 2020, we monetized approximately 19% of our investment in Graphic Packaging in exchange for $250 million.

Compared to 2018, the Company’s 2019 results reflect the impact of a challenging global environment, which resulted in price and mix being a headwind, mostly due to significant price pressure in export pulp and containerboard markets, as well as the price impact of index movements in our North American Industrial Packaging business. Volume negatively impacted 2019 results due to challenging export markets. In particular, export containerboard volume was impacted by unusually high customer inventories at the start of 2019 which took most of the year to normalize. Operations and costs were impacted by significant economic downtime, particularly in the first half of 2019, due to lower export shipments and our ability to reduce inventories across our North American Industrial Packaging system due to improved supply chain operations. Input costs were favorable for the full year, primarily from lower recovered fiber and energy costs. Even though wood costs moderated in the second half of 2019, they had a negative impact on earnings in 2019. Equity earnings decreased in 2019 due to lower Ilim earnings, driven by the challenging global pulp market dynamics.

Looking ahead to the first quarter 2020, as compared to the fourth quarter of 2019, in our Industrial Packaging business, we expect lower price and mix on the flow-through of prior price index movements. Volume is expected to be seasonally lower in North America. Operations and costs are expected to be negatively impacted by the non-repeat of a favorable inventory valuation adjustment recognized in the fourth quarter, as well as higher unabsorbed fixed costs associated with the Riverdale mill conversion. Maintenance outage expense is expected to be higher, and input costs are expected to be higher seasonally. In our Global Cellulose Fibers business, we expect lower price and mix on the impact of prior price index movements. Volume is expected to improve driven by higher fluff pulp shipments. Operations and costs are expected to negatively impact earnings due to the non-repeat of favorable items recognized in the fourth quarter. Maintenance outage expenses are expected to increase while input costs are expected to remain stable. In our Printing Papers business, flow-through of prior negative price movement is expected to be offset by improved geographic mix. Volume is expected to be down mostly due to seasonally lower volumes in Brazil. Operations and costs are expected to have a favorable impact on earnings mostly due to the non-repeat of an unfavorable inventory valuation adjustment recognized in the fourth quarter, as well as improved fixed cost absorption in North America. Maintenance outage expenses are expected to increase while input costs should remain stable. Lastly, we expect lower equity earnings from our Ilim joint venture on the non-repeat of the fourth quarter foreign exchange gain.

Looking ahead to the full-year 2020, we expect to generate solid cash flows despite earnings headwinds, by continuing to leverage the flexibility of the company to manage costs, capital spending and working capital. Earnings are expected to be negatively impacted by price carryover from 2019, as well as the impact of the January 2020 containerboard index movement. Earnings are also expected to be negatively impacted by higher planned maintenance outage expense and costs related to the Riverdale conversion, including unabsorbed fixed costs during the conversion process. We plan to offset anticipated inflation through deliberate improvement initiatives. The fundamentals of our packaging and fluff pulp businesses are solid - we believe we are well positioned to capture growth while continuing to optimize the Company’s value chain to position us with positive momentum as we navigate through 2020. Lastly, we intend to continue to make choices for the use of the Company’s strong cash generation that are consistent with our capital allocation framework in order to drive long-term value creation.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings from continuing operations (a GAAP measure) excluding special items and non-operating pension expense. Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense, items considered by management to be unusual (special items) and discontinued operations from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders. Additional detail is provided later in this Form 10-K regarding the special items referenced in the charts below.

	2019	2018
Earnings (Loss) Attributable to Shareholders	$1,225	$2,012
Less - Discontinued operations (gain) loss	—	(345)
Earnings (Loss) from Continuing Operations	1,225	1,667
Add back - Non-operating pension expense (income)	36	494
Add back - Net special items expense (income)	409	214
Income tax effect - Non-operating pension and special items expense	98	(171)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$1,768	$2,204

	2019	2018
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$3.07	$4.85
Less - Discontinued operations (gain) loss per share	—	(0.83)
Diluted Earnings (Loss) Per Share from Continuing Operations	3.07	4.02
Add back - Non-operating pension expense (income) per share	0.09	1.19
Add back - Net special items expense (income) per share	1.02	0.52
Income tax effect per share - Non-operating pension and special items expense	0.25	(0.41)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$4.43	$5.32

	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2018
Earnings (Loss) Attributable to Shareholders	$165	$344	$316
Less - Discontinued operations (gain) loss	—	—	—
Earnings (Loss) from Continuing Operations	165	344	316
Add back - Non-operating pension expense (income)	9	9	429
Add back - Net special items expense (income)	136	94	(15)
Income tax effect - Non-operating pension and special items expense	120	(16)	(60)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$430	$431	$670

	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2018
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.42	$0.87	$0.78
Less - Discontinued operations (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	0.42	0.87	0.78
Add back - Non-operating pension expense (income) per share	0.02	0.02	1.05
Add back - Net special items expense (income) per share	0.34	0.24	(0.04)
Income tax effect per share - Non-operating pension and special items expense	0.31	(0.04)	(0.14)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$1.09	$1.09	$1.65
Cash provided by operations totaled $3.6 billion and $3.2 billion for 2019 and 2018, respectively. The Company generated Free Cash Flow of approximately $2.3 billion and $1.7 billion in 2019 and 2018, respectively. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing underlying operational performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.
The following are reconciliations of free cash flow to cash provided by operations:

In millions	2019	2018
Cash provided by operations	$3,610	$3,226
Adjustments:
Cash invested in capital projects	(1,276)	(1,572)
Free Cash Flow	$2,334	$1,654

In millions	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019	Three Months Ended December 31, 2018
Cash provided by operations	$928	$882	$821
Adjustments:
Cash invested in capital projects	(363)	(285)	(286)
Free Cash Flow	$565	$597	$535

The non-GAAP financial measures presented in this Form 10-K as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.
RESULTS OF OPERATIONS
Business Segment Operating Profits are used by International Paper’s management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by year. Business Segment Operating Profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, excluding interest expense, net, corporate items, net, special items, net, and non-operating pension expense. Business Segment Operating Profits is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280.

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a comparison of net earnings (loss) from continuing operations attributable to International Paper Company to its total Business Segment Operating Profit:

In millions	2019	2018
Net Earnings (Loss) From Continuing Operations Attributable to International Paper Company	$1,225	$1,667
Add back (deduct)
Income tax provision (benefit)	634	445
Equity (earnings) loss, net of taxes	(250)	(336)
Noncontrolling interests, net of taxes	(5)	5
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	1,604	1,781
Interest expense, net	491	536
Noncontrolling interests/equity earnings included in operations	3	(10)
Corporate items, net	54	67
Corporate special items, net (income) expense	104	9
Business special items, net (income) expense	307	205
Non-operating pension expense	36	494
	$2,599	$3,082
Business Segment Operating Profit
Industrial Packaging	$2,076	$2,277
Global Cellulose Fibers	(6)	262
Printing Papers	529	543
Business Segment Operating Profit	$2,599	$3,082
Business Segment Operating Profit in 2019 was $483 million lower than in 2018 as the benefits from lower input costs ($78 million) and lower maintenance outage costs ($30 million) were more than offset by lower average sales price realizations and mix ($161 million), lower sales volumes ($118 million) and higher operating costs ($312 million).

Business Segment Operating Profit (in millions)
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$3,082
$(161)
$(118)
$(312)
$78
$30
$2,599
2018
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
2019

The principal changes in operating profit by business segment were as follows:

•
Industrial Packaging’s operating profit of $2.1 billion was $201 million lower than in 2018 as the benefits of lower input costs and lower maintenance outage costs were more than offset by lower average sales price, unfavorable mix, lower sales volumes and higher operating costs.

•
Global Cellulose Fibers' operating loss of $(6) million was $268 million lower than in 2018 as the benefits of higher sales volumes, lower maintenance outage costs and lower input costs were more than offset by lower average sales price, an unfavorable mix and higher operating costs.

•
Printing Papers’ operating profit of $529 million represented a $14 million decrease in operating profit from 2018. The benefits from higher average sales price, net of mix, were offset by lower sales volumes, higher input costs, higher maintenance outage costs and higher operating costs.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2019, International Paper generated $3.6 billion of cash flow from operations compared with $3.2 billion in 2018. Capital spending for 2019 totaled $1.3 billion, or 98% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $2.1 billion of credit facilities.
We expect another year of solid cash generation in 2020. Furthermore, we intend to continue to make choices for the use cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, returning meaningful cash to shareholders through dividends and share repurchases and making organic investments to maintain our world-class system and strengthen our packaging business. Capital spending for 2020 is planned at approximately $1.0 billion, or about 74% of depreciation and amortization, including approximately $250 million of strategic investments.

Under our share repurchase program most recently approved by our Board of Directors on October 9, 2018, which does not have an expiration date, approximately $1.75 billion aggregate amount of shares of common stock remains authorized for purchase under this program. We may continue to repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, restrictions in our debt documents, applicable securities laws requirements and other factors. In addition, we pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future. Each quarterly dividend is subject to review and approval by our Board of Directors, and is subject to restrictions in our debt documents.

RESULTS OF OPERATIONS
While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Russia, Latin America, North Africa and the Middle East. (and were closely tied to general economic conditions in India prior to the sale of our controlling interest in International Paper APPM Limited, an India-based printing paper business, effective October 30, 2019).
Factors that impact the demand for our products include industrial non-durable goods production, consumer preferences, consumer spending, commercial printing and advertising activity, white-collar employment levels, and movements in currency exchange rates.
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
The following is a discussion of International Paper’s consolidated results of operations for the year ended December 31, 2019, and the major factors affecting these results compared to 2018.
For the year ended December 31, 2019, International Paper reported net sales of $22.4 billion, compared with $23.3 billion in 2018. International net sales (based on the location of the seller and including U.S. exports) totaled $8.1 billion or 36% of total sales in 2019. This compares with international net sales of $8.8 billion in 2018.
Full year 2019 net earnings attributable to International Paper Company totaled $1.2 billion ($3.07 per diluted share), compared with net earnings of $2.0 billion ($4.85 per diluted share) in 2018. Amounts in 2018 include the results of discontinued operations.

Earnings from continuing operations attributable to International Paper Company after taxes in 2019 and 2018 were as follows:

In millions	2019		2018
Earnings from continuing operations attributable to International Paper Company	$1,225	(a)	$1,667	(b)

(a)	Includes $515 million of net special items charges which included tax expense of $203 million related to a foreign deferred tax valuation allowance and $28 million of non-operating pension expense.

(b)
Includes $166 million of net special items charges and $371 million of non-operating pension expense which included a pre-tax charge of $424 million ($318 million after taxes) for a settlement accounting charge associated with an annuity purchase and transfer of pension obligations for approximately 23,000 retirees.

Compared with 2018, the benefits from lower input costs ($59 million), lower maintenance outage costs ($23 million), lower corporate and other costs ($8 million) and lower net interest expense ($32 million) were more than offset by lower average sales price and an unfavorable mix ($122 million), lower sales volumes ($89 million), higher operating costs ($235 million) and higher tax expense ($26 million). In addition, 2019 results included lower equity earnings, net of taxes, relating to the Company’s investments in Ilim and GPIP.
See Business Segment Results on pages 26 through 29 for a discussion of the impact of these factors by segment.
DISCONTINUED OPERATIONS
2018: In 2018, discontinued operations included an after-tax gain of $364 million on the transfer of the North American Consumer Packaging business and after-tax charges of $19 million for costs associated with the transfer. See Note 8 Divestitures and Impairments on pages 56 through 58 of Item 8. Financial Statements and Supplementary Data for further discussion.

INCOME TAXES
A net income tax provision of $634 million was recorded for 2019, including tax expense of $203 million related to a foreign deferred tax valuation allowance, a tax benefit of $53 million related to internal investment restructuring, tax expense of $9 million related to a non U.S. tax rate change, tax expense of $3 million related to foreign tax audits and a tax benefit of $3 million related to state income tax legislative changes. Excluding these items, a $53 million net tax benefit for other special items and a $8 million tax benefit related to non-operating pension expense, the operational tax provision was $536 million, or 26% of pre-tax earnings before equity earnings.
A net income tax provision of $445 million was recorded for 2018, including a tax benefit of $36 million to revise our 2017 estimated tax related to the enactment of the Tax Cuts and Jobs Act, tax expense of $25 million related to foreign tax audits, tax expense of $19 million related to an international investment restructuring and tax expense of $9 million related to state income tax legislative changes. Excluding these items, a $65 million net tax benefit for other special items and a $123 million tax benefit related to non-operating pension expense, the operational tax provision was $616 million, or 25% of pre-tax earnings before equity earnings.
EQUITY EARNINGS, NET OF TAXES
Equity earnings, net of taxes, consisted principally of the Company’s share of earnings from its 50% investment in Ilim of $207 million and $290 million in 2019 and 2018, respectively, and from its then 21.6% ownership interest in GPIP of $46 million in 2019, and from its then 20.5% ownership interest of $46 million in 2018 (see page 29).
INTEREST EXPENSE AND NONCONTROLLING INTEREST
Net corporate interest expense totaled $491 million in 2019 and $536 million in 2018. Net interest expense in 2019 includes $3 million of interest income associated with a foreign value-added tax refund accrual and $1 million of interest expense related to foreign tax audits. The decrease in 2019 compared with 2018 was due to lower average outstanding debt.

Net earnings attributable to noncontrolling interests were a loss of $5 million in 2019, compared with earnings of $5 million in 2018. The decrease in 2019 was primarily due to the allocation of loss of $9 million associated with the impairment of the net assets of our India Papers business.

SPECIAL ITEMS
Restructuring and Other Charges, Net
International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) realign capacity to operate fewer facilities with the same revenue capability, (c) close high cost facilities, and (d) reduce costs.
During 2019 and 2018, pre-tax restructuring and other charges, net, totaling $57 million and $29 million were recorded. Details of these charges were as follows:

Restructuring and Other, Net
In millions	2019		2018
Business Segments
EMEA Packaging optimization	$15	(a)	$47	(a)
Overhead reduction initiative	10	(b)	—
Riverdale mill paper machine conversion severance reserve	—		3	(c)
	25		50
Corporate
Early debt extinguishment costs (see Note 15)	$21		$10
Overhead reduction initiative	11		—
Gain on sale of investment in Liaison Technologies	—		(31)
	32		(21)
Total	$57		$29

(a) Recorded in the Industrial Packaging business segment.
(b) Includes $6 million recorded in the Printing Papers business segment and $4 million recorded in the Global Cellulose Fibers business segment.
(c) Recorded in the Printing Papers business segment.

Other Special Items

In addition, other pre-tax special items totaling $158 million and $63 million were recorded in 2019 and 2018, respectively. Details of these charges were as follows:

Other Special Items
In millions	2019		2018
Business Segments
Antitrust fines	$32	(a)	$—
Abandoned property removal	50	(b)	32	(b)
Multi-employer pension plan exit liability	9	(a)	—
Riverdale mill conversion accelerated depreciation	5	(c)	6	(c)
Gain on sale of previously closed Albany, Oregon mill site	(9)	(a)	—
Litigation settlement recovery	—		(5)	(a)
Other	(1)	(d)	—
	86		33
Corporate
Litigation reserves	$41		$—
Environmental remediation reserve adjustments	25		9
Fair value adjustment on remaining investment in India	3		—
India transaction costs	3		—
Smurfit-Kappa acquisition proposal costs	—		12
Legal settlement	—		9
	72		30
Total	$158		$63

(a) Recorded in the Industrial Packaging business segment.
(b) Includes $35 million and $20 million recorded in the Industrial Packaging business segment for 2019 and 2018, respectively; $12 million and $11 million recorded in the Global Cellulose Fibers business segment for 2019 and 2018, respectively; $3 million and $1 million recorded in the Printing Papers business segment for 2019 and 2018, respectively.
(c) Recorded in the Printing Papers business segment.
(d) Includes expense of $2 million recorded in the Industrial Packaging business segment and income of $3 million recorded in the Printing Papers business segment.
Net Losses on Sales and Impairments of Businesses
Net losses on sales and impairments of businesses included in special items totaled a pre-tax loss of $205 million and $122 million in 2019 and 2018, respectively. Details of these losses were as follows:

Net Loss on Sales and Impairments of Businesses
In millions	2019	2018
India Papers impairment	$159	$—
Global Cellulose Fibers goodwill impairment	52	—
Gain on sale of EMEA Packaging box plant	(6)	—
Brazil Packaging impairment of fixed assets and an intangible asset	—	122
Total	$205	$122

See Note 8 Divestitures and Impairments on pages 56 through 58 of Item 8. Financial Statements and Supplementary Data for further discussion.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

INDUSTRIAL PACKAGING

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted into corrugated boxes and other packaging by our 175 North American container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 18 recycling plants. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include one recycled fiber containerboard mill in Morocco, a recycled containerboard mill in Spain and 28 container plants in France, Italy, Spain, Morocco, Turkey and Portugal. In Brazil, our operations include three containerboard mills and four box plants.

International Paper also produces high quality coated paperboard for a variety of packaging end uses with 443,000 tons of annual capacity at our mills in Poland and Russia.

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

ILIM

In October 2007, International Paper and Ilim completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.5 million metric tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 19.5 million acres (7.88 million hectares).

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

On January 29, 2020, the Company exchanged approximately 19.0% of the aggregate units owned by the Company for an aggregated price of $250 million. After this transaction, the Company's ownership percentage in GPIP is approximately 18.3%. The Company expects to record a gain on the exchange in the first quarter of 2020.

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

Industrial Packaging
In millions	2019	2018
Net Sales	$15,326	$15,900
Operating Profit (Loss)	$2,076	$2,277
Industrial Packaging net sales for 2019 decreased 4% to $15.3 billion compared with $15.9 billion in 2018. Operating profits in 2019 were 9% lower than in 2018. Comparing 2019 with 2018, benefits from lower input costs ($124 million) and lower maintenance outage costs ($22 million) were more than offset by lower average sales price and an unfavorable mix ($61 million), lower sales volumes ($107 million) and higher operating costs ($179 million).

North American Industrial Packaging
In millions	2019	2018
Net Sales (a)	$13,509	$14,187
Operating Profit (Loss)	$2,043	$2,307

(a) Includes intra-segment sales of $118 million for 2019 and $233 million for 2018.
North American Industrial Packaging's sales volumes decreased in 2019 compared with 2018 for export containerboard, primarily due to customer destocking as customers exited 2018 with high inventory levels which persisted through the first half of 2019. Box shipments were also lower, reflecting weaker demand and the impact of customer gains and losses. In 2019, the business took about 1.4 million tons of total maintenance and economic downtime compared with 0.5 million tons of total downtime in 2018. Average sales prices were significantly lower primarily due to lower export containerboard prices, which were partially offset by higher sales prices for boxes. Input costs were substantially lower, primarily for recycled fiber. Planned maintenance downtime costs were $23 million lower in 2019 than in 2018. Operating costs increased due to inflation, but were mostly offset by strong mill manufacturing operations. Earnings benefited from a favorable inventory valuation adjustment in 2019, compared with an unfavorable inventory valuation adjustment in 2018.

Looking ahead to the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes for boxes are expected to be seasonally lower. Shipments of containerboard to export markets are also expected to be lower. Average sales margins for boxes are expected to be lower, reflecting the recent price index movements. Input costs, primarily for wood and energy, are expected to be relatively flat. Planned maintenance downtime costs are expected to be about $90 million higher as we move into a high maintenance outage quarter. Operating costs are anticipated to be higher, reflecting the impact of unabsorbed fixed costs related to the Riverdale conversion.

EMEA Industrial Packaging
In millions	2019	2018
Net Sales	$1,335	$1,355
Operating Profit (Loss)	$(17)	$(73)
EMEA Industrial Packaging's sales volumes in 2019 were lower than in 2018, reflecting weaker economic conditions in Turkey and a slower fruit and vegetable season in Morocco. Average sales margins improved significantly in all regions driven by lower containerboard costs and stable sales prices for boxes. Other input costs were flat. Planned maintenance downtime costs were also flat. Operating costs were lower due to the ramp-up of the Madrid, Spain mill and the benefits of our optimization initiatives, partially offset by inflation in Turkey. Earnings also benefited from the box plant acquisitions completed in the first half of 2019. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Turkey.
Entering the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes are expected to be seasonally higher. Average sales margins are expected to be slightly higher reflecting lower containerboard costs. Planned maintenance downtime costs are expected to be about $3 million higher. Input costs should be stable. Operating costs are expected to be higher, driven by inflation.

Brazilian Industrial Packaging
In millions	2019	2018
Net Sales	$235	$232
Operating Profit (Loss)	$(14)	$(29)
Brazilian Industrial Packaging's sales volumes increased in 2019 compared with 2018 for boxes and containerboard. Average sales margins improved reflecting higher average sales prices and a favorable mix. Input costs increased, primarily for utilities, recycled fiber, wood and chemicals. Operating costs were lower. Planned maintenance downtime costs were $1 million higher in 2019, compared with 2018.

Looking ahead to the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes are expected to be lower for both boxes and containerboard. Average sales margins are expected to be stable. Input costs are expected to be flat. Operating costs are expected to be stable.

European Coated Paperboard
In millions	2019	2018
Net Sales	$365	$359
Operating Profit (Loss)	$64	$72
European Coated Paperboard's sales volumes in 2019 compared with 2018 increased in both Europe and Russia. Average sales margins were higher reflecting higher average sales prices net of an unfavorable mix in Europe and higher average sales prices and a favorable mix in Russia. Input costs were stable as lower purchased pulp and energy costs in Europe were offset by higher energy costs in Russia and higher wood and chemicals costs in Europe. Planned maintenance downtime costs were flat. Operating costs were higher. Earnings were negatively affected by unfavorable foreign currency impacts in both Europe and Russia.
Looking forward to the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes are expected to be stable as higher volumes in Europe are offset by lower volumes in Russia. Average sales margins are expected to be higher in both regions. Input costs are expected to be flat in Europe and higher in Russia, primarily for wood and chemicals. Maintenance outage costs are expected to be flat due to no outages in the fourth quarter and no planned outages in the first quarter. Operating costs are expected to be lower.
GLOBAL CELLULOSE FIBERS
Demand for Cellulose Fibers products is closely correlated with changes in demand for absorbent hygiene products, primarily driven by the demographics and income growth in various geographic regions. It is further affected by changes in currency rates that can benefit or hurt producers in different geographic regions. Principal cost drivers include manufacturing efficiency, raw material and energy costs, mill outage costs, and freight costs.

Global Cellulose Fibers
In millions	2019	2018
Net Sales	$2,551	$2,819
Operating Profit (Loss)	$(6)	$262
Global Cellulose Fibers net sales for 2019 decreased 10% to $2.6 billion, compared with $2.8 billion in 2018. Operating profits in 2019 were significantly lower than in 2018. Comparing 2019 with 2018, benefits from higher sales volumes ($3 million), lower input costs ($8 million) and lower maintenance outage costs ($16 million) were more than offset by lower average sales price and mix ($216 million) and higher operating costs ($79 million).
Sales volumes in 2019 compared with 2018 were lower as higher market pulp volumes were more than offset by lower fluff pulp volumes. In 2019, the business took about 300,000 tons of total maintenance and economic downtime compared with about 180,000 tons of total downtime in 2018. Average sales margins were significantly lower, reflecting lower average pulp prices driven by very challenging supply and demand conditions outside the U.S. Average sales margins were also negatively affected by an unfavorable product mix reflecting a decrease in sales of fluff pulp. Input costs were flat. Planned maintenance downtime costs were $16 million lower in 2019. Operating costs increased primarily due to inflation and an unfavorable mill manufacturing mix. In Europe and Russia, sales volumes increased. Average sales prices decreased significantly in both regions. Input costs were higher for wood, chemicals and purchased pulp in Europe and chemicals and energy in Russia. Planned maintenance downtime costs were flat.
Entering the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes are expected to be slightly higher, primarily for fluff pulp. Average sales margins are expected to be lower, reflecting the impact of prior price index movement. Input costs are expected to be stable. Planned maintenance downtime costs are expected to be $27 million higher than in the fourth quarter of 2019. Operating costs are expected to increase due to seasonality and higher distribution costs. In Europe, sales volumes are expected to be slightly higher and stable in Russia. Average sales margins are expected to be be higher in both regions. Planned maintenance downtime costs are expected to be about $7 million lower in the first quarter of 2020 in Europe and Rusia.
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

Printing Papers
In millions	2019	2018
Net Sales	$4,291	$4,375
Operating Profit (Loss)	$529	$543
Printing Papers net sales for 2019 of $4.3 billion decreased 2%, compared with $4.4 billion in 2018. Operating profits in 2019 were 3% lower than in 2018. Comparing 2019 with 2018, benefits from higher average sales price realizations, net of mix ($116 million), were more than offset by lower sales volumes ($14 million), higher operating costs ($54 million), higher input costs ($54 million) and higher planned maintenance downtime costs ($8 million).

North American Printing Papers
In millions	2019	2018
Net Sales	$1,956	$1,956
Operating Profit (Loss)	$211	$170
North American Printing Papers' sales volumes for 2019 were lower than in 2018, primarily for commercial printing paper. In 2019, the business took about 125,000 tons of total maintenance and economic downtime compared with about 48,000 tons of total downtime in 2018. Average sales margins improved due to the realization of sales price increases for both cutsize paper and rolls, net of an unfavorable geographic mix. Input costs were higher, primarily for wood. Planned maintenance downtime costs were $4 million higher in 2019. Operating costs were higher primarily due to inflation and an unfavorable manufacturing mix, mostly offset by lower distribution costs and favorable mill operations. Earnings were negatively impacted by an unfavorable inventory valuation adjustment in 2019.
Entering the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes are expected to be lower, primarily for export markets. Average sales margins are expected to be stable. Input costs are expected to be stable. Operating costs are expected to be higher due to seasonality and inflation. Earnings are expected to benefit from the non-repeat of an unfavorable inventory valuation adjustment in the fourth quarter of 2019. Planned maintenance downtime costs are expected to increase by about $29 million in the first quarter of 2020.

Brazilian Papers
In millions	2019	2018
Net Sales (a)	$967	$978
Operating Profit (Loss)	$155	$227

(a) Includes intra-segment sales of $42 million for 2019 and $13 million for 2018.
Brazilian Papers' sales volumes for uncoated freesheet paper in 2019, were higher compared with 2018 for export markets but lower for domestic markets. Average sales margins were lower as higher average domestic sales prices were more than offset by lower average export sales prices and an unfavorable geographic mix. Input costs increased, primarily for virgin fiber, chemicals and energy. Manufacturing costs were lower, but were offset by higher other operating costs. Planned maintenance downtime costs were $1 million lower in 2019.
Looking ahead to the first quarter of 2020, compared with the fourth quarter of 2019, sales volumes for uncoated freesheet paper are expected to be seasonally lower. Average sales margins are expected to decrease, primarily due to an unfavorable geographic mix. Input costs are expected to be stable. Planned maintenance outage costs are expected to be about $3 million lower in the first quarter of 2020. Operating costs are expected to be lower.

European Papers
In millions	2019	2018
Net Sales	$1,250	$1,252
Operating Profit (Loss)	$144	$129
European Papers' sales volumes for uncoated freesheet paper in 2019 were higher in Europe and Russia compared with 2018. Average sales margins increased for uncoated freesheet paper in both regions, reflecting the realization of price increases implemented throughout 2018 and 2019. Input costs were higher for wood and chemicals in Europe and chemicals and energy in Russia. Planned maintenance downtime costs were $3 million higher in 2019 than in 2018. Operating costs were higher. Earnings were negatively affected by unfavorable foreign currency impacts in both regions.
Entering 2020, sales volumes for uncoated freesheet paper in the first quarter are expected to increase in Europe, but expected to decrease in Russia, compared to the fourth quarter of 2019. Average sales margins are expected to be lower in Europe and stable in Russia. Input costs should be higher in both regions, mainly for chemicals in Europe and wood and chemicals in Russia. Maintenance outage costs should be about $9 million lower due to no planned outages in the first quarter. Operating costs are expected to be lower.

Indian Papers
In millions	2019	2018
Net Sales	$160	$202
Operating Profit (Loss)	$19	$17
On May 29, 2019, International Paper announced it had entered into an agreement to sell its controlling interest in its Indian Papers business. The transaction closed on October 30, 2019. See Note 8 Divestitures and Impairments on pages 56 through 58 of Item 8. Financial Statements and Supplementary Data for further discussion.
EQUITY EARNINGS, NET OF TAXES - ILIM
International Paper accounts for its investment in Ilim , a separate reportable industry segment, using the equity method of accounting.
The Company recorded equity earnings, net of taxes, related to Ilim of $207 million in 2019, compared with earnings of $290 million in 2018. Operating results recorded in 2019 included an after-tax non-cash foreign exchange gain of $32 million, compared with an after-tax foreign exchange loss of $82 million in 2018, primarily on the remeasurement of Ilim's U.S. dollar denominated net debt.
Coming off of a strong market in 2018, sales volumes for the joint venture decreased by 3% in 2019, primarily for containerboard shipments to China, Russia and other export markets. Shipments of softwood pulp and hardwood pulp to China were slightly higher, but fell below prior year levels in Russia and other export markets. Average sales price realizations were significantly lower for sales of softwood pulp, hardwood pulp and containerboard in all markets. Input costs were higher, primarily for wood, chemicals and fuel. Distribution costs were negatively impacted by transportation tariffs and inflation. Ilim completed two major capital projects in 2019: the rebuild of the kraft linerboard line at its Bratsk mill and the modernization of a pulp line at the Ust Ilmsk mill. The Company received cash dividends from the joint venture of $246 million in 2019 and $128 million in 2018.
Entering the first quarter of 2020, sales volumes are expected to be lower than in the fourth quarter of 2019, due to the seasonal slowdown in China. Based on pricing to date in the current quarter, average sales prices are expected to decrease for softwood pulp, hardwood pulp and containerboard. Input costs and distribution costs are projected to be relatively flat.
EQUITY EARNINGS - GPIP
International Paper recorded equity earnings of $46 million in 2019 and $46 million in 2018 on its ownership position in GPIP. The Company received cash dividends from the investment of $27 million in 2019 and $25 million in 2018.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
A major factor in International Paper’s liquidity and capital resource planning is its generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key operating cash costs, such as raw material, energy, mill outage and distribution, do have an effect on operating cash generation, we believe that our focus on commercial and operational excellence, as well as our ability to tightly manage costs and working capital has improved our cash flow generation over an operating cycle.
Use of cash during 2019 was primarily focused on capital spending, debt reduction and returning cash to shareholders through dividends and share repurchases under the Company's share repurchase program.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations, including discontinued operations, totaled $3.6 billion in 2019, compared with $3.2 billion for 2018. Cash provided by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $342 million in 2019, compared with cash used by working capital components of $439 million in 2018. Cash dividends received from equity investments were $273 million in 2019, compared with $153 million in 2018.

INVESTMENT ACTIVITIES
Including discontinued operations, the cash outflow from investment activities in 2019 decreased from 2018, as 2018 included higher capital spending. The Company maintains an average capital spending target around depreciation and amortization levels, or modestly above, due to strategic plans over the course of an economic cycle. Capital spending was $1.3 billion in 2019, or 98% of depreciation and amortization, compared with $1.6 billion in 2018, or 118% of depreciation and amortization. Across our segments, capital spending as a percentage of depreciation and amortization ranged from 61.6% to 116.1% in 2019.
The following table shows capital spending by business segment for the years ended December 31, 2019 and 2018.

In millions	2019	2018
Industrial Packaging	$922	$1,061
Global Cellulose Fibers	162	183
Printing Papers	172	303
Subtotal	1,256	1,547
Corporate and other	20	25
Capital Spending	$1,276	$1,572
Capital spending in 2020 is expected to be approximately $1.0 billion, or 74% of depreciation and amortization, including approximately $250 million of strategic investments. The expected reduction in capital spending in 2020 is primarily due to the completion of large strategic investments in our containerboard mill system, including the Madrid, Spain mill and the Riverdale mill conversions, which is expected to be completed in the first half of 2020.
Acquisitions

See Note 7 Acquisitions on page 56 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

FINANCING ACTIVITIES

Amounts related to early debt extinguishment during the years ended December 31, 2019 and 2018 were as follows:

In millions	2019	2018
Early debt reductions (a)	$614	$780
Pre-tax early debt extinguishment costs (b)	21	10

(a)	Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2021 to 2048 for the years ended December 31, 2019 and 2018.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

2019: Financing activities during 2019 included debt issuances of $534 million and reductions of $1.5 billion for a net decrease of $973 million.

In June 2019, International Paper issued $200 million of 3.55% senior unsecured notes with a maturity date in 2029. The proceeds from this offering, together with a combination of available cash and other borrowings, were used for general corporate purposes, including repayment of outstanding commercial paper borrowings and other existing indebtedness.

In October 2019, International Paper issued $127 million of environmental development bonds with interest rates ranging from 1.90% to 2.10% and maturity dates in 2024. The proceeds from this offering were used to repay other existing environmental development bonds.

In June 2018, the borrowing capacity of the commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but may not exceed one year from the date of issuance. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2019 and 2018, the Company had $30 million and $465 million, respectively, outstanding under this program.

Other financing activities during 2019 included the net repurchase of approximately 8.5 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $535 million, including $485 million related to shares repurchased under the Company's share repurchase program. On October 9, 2018, the Company announced an authorization to repurchase $2 billion of the Company's common stock to supplement remaining amounts under prior share repurchase authorizations, bringing total share repurchase authorizations since 2013 to $5.0 billion. The Company will continue to repurchase such shares in open market repurchase transactions. Under the $5.0 billion share repurchase program, the Company has repurchased 68.9 million shares at an average price of $47.23, for a total of approximately $3.3 billion, as of December 31, 2019.

In October 2019, International Paper announced that the quarterly dividend would be increased from $0.50 per share to $0.5125 per share, effective for the 2019 fourth quarter.

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
Interest Rate Swaps

International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt and manage interest expense. At December 31, 2019 and 2018, International Paper had interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 (see Note 17 Derivatives and Hedging Activities on pages 71 through 75 of Item 8. Financial Statements and Supplementary Data). During 2019 and 2018, the inclusion of the offsetting interest income from short-term investments reduced the effective interest rate from 4.8% to 4.4% and from 4.8% to 4.6%, respectively.
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 15 Variable Interest Entities on pages 68 through 70 of Item 8. Financial Statements and Supplementary Data. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities hold installment notes of $4.8 billion that mature in August 2021 (unless extended) and third-party loans of $4.2 billion that mature in the fourth quarter of 2020 (unless extended). These third-party loans are shown in Current nonrecourse financial liabilities of variable interest entities on the accompanying consolidated balance sheet. We are evaluating alternatives for extending the installment notes and refinancing the third-party loans.

Failure to extend, renew or refinance these third-party loans prior to their stated maturity, which we believe is unlikely, could necessitate a disposition of the installment notes to facilitate the $4.2 billion debt payment, which we are confident could be achieved.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2020
Capital Expenditures and Long-Term Debt
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during 2020 with current cash balances and cash from operations. Additionally, the Company has existing credit facilities totaling $2.1 billion at December 31, 2019.
The Company will continue to rely upon debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and preserve liquidity while reducing interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. The Company was in compliance with all its debt covenants at December 31, 2019, and was well below the thresholds stipulated under the covenants as defined in our credit agreements.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2019, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2019, were as follows:

In millions	2020	2021	2022	2023	2024	Thereafter
Debt maturities	$168	$431	$136	$355	$803	$7,872
Lease obligations	163	125	89	55	34	169
Purchase obligations (a)	3,155	707	502	417	322	1,644
Total (b)	$3,486	$1,263	$727	$827	$1,159	$9,685

(a)
Includes $1.3 billion relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $1.1 billion relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.

(b)
Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $153 million. Also not included in the above table is $128 million of Deemed Repatriation Transition Tax associated with the 2017 Tax Cuts and Jobs Act which will be settled from 2020 - 2026.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2019, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 13 Income Taxes on pages 62 through 65 of Item 8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2019, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $1.5 billion higher than the fair value of plan assets, excluding non-U.S. plans. Approximately $1.2 billion of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the projected benefit obligation) for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 (WERA) was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions elected not to make any voluntary contributions in 2018 or 2019. At this time, we do not expect to have any required contributions to our plans in 2020, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

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

ILIM SHAREHOLDER'S AGREEMENT

In October 2007, in connection with the formation of the Ilim joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $1.6 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires International Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require subjective judgments about matters that are inherently uncertain.
Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that can require judgments by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets and goodwill, pensions and income taxes. The Company has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit and Finance Committee of the Company’s Board of Directors and with its independent registered public accounting firm.
CONTINGENT LIABILITIES
Accruals for contingent liabilities, including personal injury, product liability, environmental and other legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. The Company utilizes its in-house legal and environmental experts to develop estimates of its legal and environmental obligations, supplemented as needed by third-party specialists to analyze its most complex contingent liabilities.
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
IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value, and is recorded when the carrying amount is not recoverable through undiscounted cash flows from future operations or disposals. A goodwill impairment exists when the carrying amount of goodwill exceeds its fair value. Assessments of possible impairments of long-lived assets and goodwill are made when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable through future operations. Additionally, evaluation for possible impairment of goodwill is required annually. The amount and timing of any impairment charges based on these assessments may require the estimation of future cash flows or the fair market value of the related assets based on management’s best estimates of certain key factors, including future selling prices and volumes, operating, raw material, energy and freight costs, various other projected operating economic factors and other intended uses of the assets. As these key factors change in future periods, the Company will update its impairment analysis to reflect its latest estimates and projections.

ASU 2011-08, "Intangibles - Goodwill and Other," allows entities testing goodwill for impairment the option of performing a qualitative assessment before performing the quantitative goodwill impairment test. If a qualitative assessment is performed, an entity is not required to perform the quantitative goodwill impairment test unless the entity determines that, based on that qualitative assessment, it is more likely than not that its fair value is less than its carrying value.

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its North America Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units and the quantitative goodwill impairment test to its Global Cellulose Fibers and EMEA Industrial Packaging reporting units as of October 1, 2019. For this evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units under the qualitative assessment for the reporting units listed above and the result of the qualitative assessment indicated that it is not more likely than not that the fair values of its North America Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units were less than their carrying values.

The Company also performed the quantitative goodwill impairment test which included comparing the carrying amount of the Global Cellulose Fibers and EMEA Industrial Packaging reporting units to their estimated fair value. The Company performed the quantitative goodwill impairment test for Global Cellulose Fibers due to the reporting unit's outlook and for EMEA Industrial Packaging due to the changes in the reporting unit's asset base as a result of strategic capital projects and acquisitions since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of its Global Cellulose Fibers and EMEA Industrial Packaging reporting units using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. The carrying amount did not exceed the estimated fair value of the EMEA Industrial Packaging reporting unit. The carrying amount did exceed the estimated fair value of the Global Cellulose Fibers reporting unit, and it was determined that all of the goodwill in the reporting unit, totaling $52 million, was impaired. This impairment charge was recognized during the fourth quarter of 2019. The decline in the fair value of Global Cellulose Fibers and resulting impairment charge was due to a change in the outlook of the Global Cellulose Fibers reporting unit's operations.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2019.

No goodwill impairment charges were recorded in 2018.

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
Benefit obligations and fair values of plan assets as of December 31, 2019, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$11,318	$10,165
U.S. nonqualified pension	381	—
Non-U.S. pension	253	183
The table below shows assumptions used by International Paper to calculate U.S. pension obligations for the years shown:

	2019	2018	2017
Discount rate	3.40%	4.30%	3.60%
Rate of compensation increase	2.25%	2.25%	3.75%

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 of each year or more frequently if required, to calculate liability information as of that date and pension expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current asset classes in the plan’s investment portfolio. The discount rate assumption was determined based on a hypothetical settlement portfolio selected from a universe of high quality corporate bonds.

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2019 was 7.25%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2020 pension expense by approximately $24 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $31 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2019	23.9%	2014	6.4%
2018	(3.0)%	2013	14.1%
2017	19.3%	2012	14.1%
2016	7.1%	2011	2.5%
2015	1.3%	2010	15.1%
The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 9.2% and 9.8% for the past five and ten years, respectively.
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
Net periodic pension plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2019	2018	2017	2016	2015
Pension expense
U.S. plans	$93	$632	$717	$809	$461
Non-U.S. plans	6	4	5	4	6
Net expense	$99	$636	$722	$813	$467

The decrease in 2019 pension expense primarily reflects lower service cost due to the salaried pension freeze, lower amortization and the absence of a settlement loss in the current year slightly offset by lower asset returns.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2019, projected future net periodic pension plan expenses would be as follows:

In millions	2021	2020
Pension expense
U.S. plans	$(11)	$46
Non-U.S. plans	4	5
Net (income) expense	$(7)	$51
The Company estimates that it will record net pension expense of approximately $46 million for its U.S. defined benefit plans in 2020, compared to expense of $93 million in 2019. The estimated decrease in net pension expense in 2020 is primarily due to higher return on assets and lower interest cost partially offset by higher amortization of actuarial losses and higher service cost.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2019 totaled approximately $10.2 billion, consisting of approximately 37% equity securities, 50% debt securities, 8% real estate funds and 5% other assets.
The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2019. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $26 million for the year ended December 31, 2019.

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

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 Recent Accounting Developments on pages 50 through 52 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

LEGAL PROCEEDINGS

Information concerning the Company’s environmental and legal proceedings is set forth in Note 14 Commitments and Contingent Liabilities on pages 65 through 68 of Item  8. Financial Statements and Supplementary Data.

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

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 16 Debt and Lines of Credit on pages 70 and 71 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 17 Derivatives and Hedging Activities on pages 71 through 75 of Item 8. Financial Statements and Supplementary Data.
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
INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2019 and 2018 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as, interest rate swaps, may be used to execute this strategy. At December 31, 2019 and 2018, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $9.8 billion and $9.2 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $511 million and $538 million at December 31, 2019 and 2018, respectively.

COMMODITY PRICE RISK
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices.

FOREIGN CURRENCY RISK

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps, or foreign exchange contracts. At December 31, 2019 and 2018, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $16 million asset and an $8 million liability, respectively.
The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $87 million and $29 million at December 31, 2019 and 2018, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 17 Derivatives and Hedging Activities on pages 71 through 75 of Item 8. Financial Statements and Supplementary Data.

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

Internal Control Over Financial Reporting

The management of International Paper Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules (13a-15(e) and 15d-15(e) under the Exchange Act). Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-

monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit and Finance Committee and our staff of highly qualified financial and legal professionals.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

The Company completed the acquisitions of four packaging businesses located in Portugal (Ovar), France (Torigni and Cabourg), and Spain (Tavernes de la Valldigna and Montblanc) over the course of 2019. Due to the timing of these acquisitions, we have excluded these businesses from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2019, sales and assets for these businesses represented approximately 0.4% of net sales and 0.6% of total assets.
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

The Board of Directors, assisted by the Audit and Finance Committee (Committee), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2019, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIMOTHY S. NICHOLLS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of International Paper Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes - Valuation Allowances - Refer to Notes 1 and 13 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income tax assets for deductible temporary differences and carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized based on estimates of future taxable income.

During the year ended December 31, 2019, the Company recorded a valuation allowance of $203 million related to indefinite-lived non-US net operating loss carryforwards. Management’s determination that a valuation allowance was necessary in the current year was influenced by current year changes in global tax laws, which have adversely impacted the time period over which the Company could reasonably realize the deferred tax asset based on its current global structure and ability to execute prudent and feasible tax planning actions.

We identified the valuation allowance as a critical audit matter because it is dependent upon an analysis of complex tax laws and subjective projections of future taxable income. As a result, performing audit procedures to evaluate the reasonableness of management's projections and the timing for recognition of the valuation allowance, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to estimated future taxable income and the determination of whether it is more likely than not that the deferred tax asset will be realized included the following, among others:

•
We tested the effectiveness of controls over the valuation allowance assessment for income taxes, including management’s controls over the identification and evaluation of changes in global tax laws, estimates of future taxable income, and the determination of whether it is more likely than not that the deferred tax asset will be realized.

•	With the assistance of our income tax specialists:

•	We identified and evaluated changes in global tax laws and the potential impact on the Company’s ability to utilize the deferred tax asset.

•	We considered management’s intent and ability to execute prudent and feasible tax planning actions based upon their underlying economic substance and local tax laws.

•	We evaluated management’s ability to accurately estimate future taxable income by comparing actual results to management’s historical estimates.

•
We considered whether management’s determination that a valuation allowance was required in the current year was indicative of management bias by evaluating the Company’s historical conclusions reached with respect to the realizability of its deferred tax assets in other jurisdictions with unlimited carryforward periods.

Other Accrued Liabilities - Commitments and Contingent Liabilities - Harris County San Jacinto Environmental Proceeding - Refer to Note 14 to the financial statements

Critical Audit Matter Description

The Company has obligations related to certain environmental matters. Such obligations are recorded when it is probable that a liability has been incurred and the loss can be reasonably estimated.

The Company has been named a potentially responsible party (“PRP”) at the Harris County San Jacinto Waste Pits Superfund Site (“San Jacinto”). The Company has been participating in the remediation activities at the site with other PRPs.

During 2017, the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) which included a waste removal and relocation remedy for the site, including an estimate of costs to remediate. Due to uncertainty about the technological feasibility of executing the remedy prescribed within the ROD, the Company believes additional losses for this site are not estimable.

We identified the San Jacinto environmental proceeding as a critical audit matter because of the uncertainty associated with executing the remedy prescribed in the ROD. As a result, auditing management's determination that additional losses for the site are not reasonably estimable required a high degree of auditor judgment and an increased extent of effort, including the need to involve our environmental specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination and the Company’s disclosure that additional losses are not estimable related to San Jacinto included the following, among others:

•
We tested the effectiveness of controls related to San Jacinto, including management’s controls over evaluating whether the liability was reflective of current circumstances, included necessary costs (i.e. probable and estimable), and the related disclosure in the financial statements was accurate and complete.

•	With assistance from our environmental specialists:

•
We inquired of the Company’s environmental specialists, including inquiries of both internal and external legal counsel, to understand the status of progress under the 2018 Administrative Order on Consent (“AOC”) as well as the status of ongoing discussions with the EPA and the other regulatory agencies involved.

•
We inspected correspondence between the PRPs and the EPA to gain an understanding of progress and developments related to the site based on the timeline and requirements outlined in the AOC, including consideration of contradictory evidence or indications of Management bias.

•	We assessed management’s assertion regarding the technical feasibility of compliance with the ROD in evaluating the recorded liability.

•	We evaluated the sufficiency of the Company’s disclosures related to additional losses not being reasonably estimable.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 19, 2020

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of International Paper Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company, and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting the acquisitions of packaging businesses located in Portugal (Ovar), France (Torigni and Cabourg), and Spain (Tavernes de la Valldigna and Montblanc) completed during 2019. The acquired businesses constitute 0.4% of net sales and 0.6% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2019. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 19, 2020

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2019	2018	2017
NET SALES	$22,376	$23,306	$21,743
COSTS AND EXPENSES
Cost of products sold	15,268	15,555	14,802
Selling and administrative expenses	1,647	1,723	1,621
Depreciation, amortization and cost of timber harvested	1,306	1,328	1,343
Distribution expenses	1,560	1,567	1,434
Taxes other than payroll and income taxes	170	171	169
Restructuring and other charges, net	57	29	67
Net (gains) losses on sales and impairments of businesses	205	122	9
Antitrust fines and settlements	32	—	354
Net bargain purchase gain on acquisition of business	—	—	(6)
Interest expense, net	491	536	572
Non-operating pension expense	36	494	530
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	1,604	1,781	848
Income tax provision (benefit)	634	445	(1,085)
Equity earnings (loss), net of taxes	250	336	177
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,220	1,672	2,110
Discontinued operations, net of taxes	—	345	34
NET EARNINGS (LOSS)	1,220	2,017	2,144
Less: Net earnings (loss) attributable to noncontrolling interests	(5)	5	—
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,225	$2,012	$2,144
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.10	$4.07	$5.11
Discontinued operations, net of taxes	—	0.84	0.08
Net earnings (loss)	$3.10	$4.91	$5.19
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$3.07	$4.02	$5.05
Discontinued operations, net of taxes	—	0.83	0.08
Net earnings (loss)	$3.07	$4.85	$5.13

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2019	2018	2017
NET EARNINGS (LOSS)	$1,220	$2,017	$2,144
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $54, $196 and $280)	163	588	486
Non-U.S. plans (less tax of $0, $0 and $0)	1	1	—
Pension and postretirement liability adjustments:
U.S. plans (less tax of $7, $6 and $69)	22	18	56
Non-U.S. plans (less tax of $3, $1 and $1)	(20)	4	3
Change in cumulative foreign currency translation adjustment (less tax of $1, $1 and $0)	116	(473)	177
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $2, $5 and $4)	4	(10)	15
Reclassification adjustment for (gains) losses included in net earnings (less tax of $2, $1 and $2)	4	2	(7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	290	130	730
Comprehensive Income (Loss)	1,510	2,147	2,874
Net (Earnings) Loss Attributable to Noncontrolling Interests	5	(5)	—
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	3	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,515	$2,145	$2,873

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2019	2018
ASSETS
Current Assets
Cash and temporary investments	$511	$589
Accounts and notes receivable (less allowances of $73 in 2019 and $81 in 2018)	3,280	3,521
Contract assets	393	395
Inventories	2,208	2,241
Other current assets	247	250
Total Current Assets	6,639	6,996
Plants, Properties and Equipment, net	13,004	13,067
Forestlands	391	402
Investments	1,721	1,648
Financial Assets of Variable Interest Entities (Note 15)	7,088	7,070
Goodwill	3,347	3,374
Right of Use Assets	434	—
Deferred Charges and Other Assets	847	1,019
TOTAL ASSETS	$33,471	$33,576
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$168	$639
Current nonrecourse financial liabilities of variable interest entities (Note 15)	4,220	—
Accounts payable	2,423	2,413
Accrued payroll and benefits	466	535
Other current liabilities	1,369	1,107
Total Current Liabilities	8,646	4,694
Long-Term Debt	9,597	10,015
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,085	6,298
Deferred Income Taxes	2,633	2,600
Pension Benefit Obligation	1,578	1,762
Postretirement and Postemployment Benefit Obligation	270	264
Long-Term Lease Obligations	304	—
Other Liabilities	640	560
Commitments and Contingent Liabilities (Note 14)
Equity
Common stock $1 par value, 2019 - 448.9 shares and 2018 - 448.9 shares	449	449
Paid-in capital	6,297	6,280
Retained earnings	8,408	7,465
Accumulated other comprehensive loss	(4,739)	(4,500)
	10,415	9,694
Less: Common stock held in treasury, at cost, 2019 – 56.800 shares and 2018 – 48.310 shares	2,702	2,332
Total International Paper Shareholders’ Equity	7,713	7,362
Noncontrolling interests	5	21
Total Equity	7,718	7,383
TOTAL LIABILITIES AND EQUITY	$33,471	$33,576

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2019	2018	2017
OPERATING ACTIVITIES
Net earnings (loss)	$1,220	$2,017	$2,144
Depreciation, amortization, and cost of timber harvested	1,306	1,328	1,423
Deferred income tax provision (benefit), net	212	133	(1,113)
Restructuring and other charges, net	57	29	67
Pension plan contributions	—	—	(1,250)
Periodic pension expense, net	93	632	717
Net gain on transfer of North American Consumer Packaging business	—	(488)	—
Net bargain purchase gain on acquisition of business	—	—	(6)
Net (gains) losses on sales and impairments of businesses	205	122	9
Antitrust fines	32	—	—
Equity method dividends received	273	153	133
Equity (earnings) losses, net	(250)	(336)	(177)
Other, net	120	75	212
Changes in current assets and liabilities
Accounts and notes receivable	246	(342)	(370)
Contract assets	2	(32)	—
Inventories	(1)	(236)	(87)
Accounts payable and accrued liabilities	139	151	114
Interest payable	(19)	(8)	1
Other	(25)	28	(60)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	3,610	3,226	1,757
INVESTMENT ACTIVITIES
Invested in capital projects	(1,276)	(1,572)	(1,391)
Acquisitions, net of cash acquired	(103)	(8)	(45)
Net settlement on transfer of North American Consumer Packaging business	—	(40)	—
Proceeds from divestitures, net of cash divested	81	—	4
Proceeds from sale of fixed assets	18	23	26
Other	(20)	28	15
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(1,300)	(1,569)	(1,391)
FINANCING ACTIVITIES
Repurchases of common stock and payments of restricted stock tax withholding	(535)	(732)	(47)
Issuance of debt	534	490	1,907
Reduction of debt	(1,507)	(1,008)	(1,424)
Change in book overdrafts	(66)	(1)	26
Dividends paid	(796)	(789)	(769)
Net debt tender premiums paid	(18)	(6)	(84)
Other	(1)	—	(8)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,389)	(2,046)	(399)
Effect of Exchange Rate Changes on Cash	1	(40)	18
Change in Cash and Temporary Investments	(78)	(429)	(15)
Cash and Temporary Investments
Beginning of the period	589	1,018	1,033
End of the period	$511	$589	$1,018

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2017	$449	$6,189	$4,818	$(5,362)	$1,753	$4,341	$18	$4,359
Issuance of stock for various plans, net	—	42	—	—	(120)	162	—	162
Repurchase of stock	—	—	—	—	47	(47)	—	(47)
Dividends ($1.863 per share)	—	—	(782)	—	—	(782)	—	(782)
Transactions of equity method investees	—	(25)	—	—	—	(25)	—	(25)
Comprehensive income (loss)	—	—	2,144	729	—	2,873	1	2,874
BALANCE, DECEMBER 31, 2017	449	6,206	6,180	(4,633)	1,680	6,522	19	6,541
Adoption of ASC 606 revenue from contracts with customers	—	—	73	—	—	73	—	73
Issuance of stock for various plans, net	—	62	—	—	(80)	142	—	142
Repurchase of stock	—	—	—	—	732	(732)	—	(732)
Dividends ($1.925 per share)	—	—	(800)	—	—	(800)	—	(800)
Transactions of equity method investees	—	12	—	—	—	12	—	12
Comprehensive income (loss)	—	—	2,012	133	—	2,145	2	2,147
BALANCE, DECEMBER 31, 2018	449	6,280	7,465	(4,500)	2,332	7,362	21	7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(18)	—	—	(165)	147	—	147
Repurchase of stock	—	—	—	—	535	(535)	—	(535)
Dividends ($2.013 per share)	—	—	(811)	—	—	(811)	—	(811)
Transactions of equity method investees	—	35	—	—	—	35	—	35
Divestiture of noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Comprehensive income (loss)	—	—	1,225	290	—	1,515	(5)	1,510
BALANCE, DECEMBER 31, 2019	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the Company) is a global paper and packaging company with primary markets and manufacturing operations in North America, Europe, Latin America, North Africa and Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

On January 1, 2018, the Company completed the previously announced transfer of its North American Consumer Packaging business and received a 20.5% ownership interest in a subsidiary of Graphic Packaging Holding Company that holds the assets of the combined business. See Note 8 for further details.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and subsidiaries for which we have a controlling financial interest, including variable interest entities for which we are the primary beneficiary. All significant intercompany balances and transactions are eliminated.

EQUITY METHOD INVESTMENTS

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts and our investment is considered more than minor. Our material equity method investments are described in Note 11.

BUSINESS COMBINATIONS

The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of asset acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statement of earnings. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods. See Note 7 for further details.

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. See Note 8 for further details.

RESTRUCTURING     LIABILITIES AND COSTS

For operations to be closed or restructured, a liability and related expense is recorded in the period when operations cease. For termination costs associated with employees covered by a written or substantive plan, a liability is recorded when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For termination costs associated with employees not covered by a written and broadly communicated policy covering involuntary termination benefits (severance plan), a liability is recorded for costs to terminate employees (one-time termination benefits) when the termination plan has been approved and committed to by management, the employees to be terminated have been identified, the termination plan benefit terms are communicated, the employees identified in the plan have been notified and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The timing and amount of an accrual is dependent upon the type of benefits granted, the timing of communication and other provisions that may be provided in the benefit plan. The accounting for each termination is evaluated individually. See Note 6 for further details.

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

The Company has elected to present all sales taxes on a net basis, account for shipping and handling activities as fulfillment activities, recognize the incremental costs of obtaining a contract as expense when incurred if the amortization period of the asset the Company would recognize is one year or less, and not record interest income or interest expense when the difference in timing of control or transfer and customer payment is one year or less. See Note 3 for further details.

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 9 for further details.

INVENTORIES

Inventories are valued at the lower of cost or market value and include all costs directly associated with manufacturing products: materials, labor and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products, are generally determined using the last-in, first-out method.

Other inventories are valued using the first-in, first-out or average cost methods. See Note 9 for further details.

LEASED ASSETS

Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily related to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily related to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See Note 10 for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for pulp and paper mills, and the straight-line method is used for other plants and equipment. See Note 9 for further details.

GOODWILL

Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not, that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. Key assumptions in the quantitative goodwill impairment test considered by management include the discount rate, long-term growth rate, tax rate, inflation rate, and business forecast. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 12 for further discussion.

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

While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, assisted as necessary by consultation with outside consultants, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in adjustments that could materially affect future financial statements. See Note 13 for further details.

International Paper uses the flow-through method to account for investment tax credits earned on eligible open-loop biomass facilities and combined heat and power system expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense in the year they are earned rather than a reduction in the asset basis.

ENVIRONMENTAL REMEDIATION COSTS

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are discounted to their present value when the amount and timing of expected cash payments are reliably determinable. See Note 14 for further details.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Intangibles

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This guidance eliminates the requirement to calculate the implied fair value of goodwill under Step 2 of the previous goodwill impairment test approach to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. This guidance should be applied prospectively. The Company early adopted the provision of this guidance in the fourth quarter of 2019 in conjunction with our annual evaluation for possible goodwill impairment which resulted in the recognition of a goodwill impairment charge of $52 million for the Global Cellulose Fibers reporting unit. See Note 12.

Pension Plan Disclosures

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements," which included amendments to Subtopic 962-325. This disclosure guidance pertains to the presentation of certain types of investments. The Company adopted the provisions of this guidance in the fourth quarter of 2019 in conjunction with the preparation of our 2019 annual Form 10-K disclosures and presentation related to pension plan assets.

Leases
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842): Leases." The Company adopted the provisions of this guidance effective January 1, 2019, using the modified retrospective optional transition method. Therefore, the standard was applied beginning January 1, 2019, and prior periods were not restated. The adoption of the standard did not result in a cumulative effect adjustment to the opening balance of Retained earnings. The Company elected the package of practical expedients and implemented internal controls and system functionality to enable the preparation of financial information upon adoption.
The adoption of the new standard resulted in the recognition of a right of use asset and short-term and long-term liabilities recorded on the Company's consolidated balance sheet related to operating leases. Accounting for finance leases remained substantially unchanged. In addition, the adoption of the standard did not have a material impact on the Company's results of operations or cash flows. See Note 10.

Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from
Accumulated Other Comprehensive Income." This guidance provided entities the option to reclassify stranded tax effects caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. As a result, the Company adopted this guidance effective January 1, 2019, and recorded a net increase to opening Retained earnings and a decrease to opening Accumulated other comprehensive income of $529 million, due to the cumulative impact of adopting the new guidance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company is currently evaluating the provisions of this guidance.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This guidance replaces the current incurred loss impairment method with a method that reflects expected credit losses. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company has substantially completed its evaluation of the provisions of this guidance and determined it will not have a material impact on the consolidated statement of position, results of operations or cash flows. The Company will adopt this guidance using the modified retrospective approach on its effective date of January 1, 2020. As a result of using this approach, the Company will recognize the cumulative effect adjustment to the opening balance of retained earnings for initial application of the guidance.

NOTE 3 - REVENUE RECOGNITION

DISAGGREGATED REVENUE

A geographic disaggregation of revenues across our company segmentation in the following tables provides information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	2019
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$12,668	$2,148	$1,912	$220	$16,948
EMEA	1,692	254	1,323	(11)	3,258
Pacific Rim and Asia	65	149	189	12	415
Americas, other than U.S.	901	—	867	(13)	1,755
Total	$15,326	$2,551	$4,291	$208	$22,376

Operating Segments
North American Industrial Packaging	$13,509	$—	$—	$—	$13,509
EMEA Industrial Packaging	1,335	—	—	—	1,335
Brazilian Industrial Packaging	235	—	—	—	235
European Coated Paperboard	365	—	—	—	365
Global Cellulose Fibers	—	2,551	—	—	2,551
North American Printing Papers	—	—	1,956	—	1,956
Brazilian Papers	—	—	967	—	967
European Papers	—	—	1,250	—	1,250
Indian Papers	—	—	160	—	160
Intra-segment Eliminations	(118)	—	(42)	—	(160)
Corporate & Inter-segment Sales	—	—	—	208	208
Total	$15,326	$2,551	$4,291	$208	$22,376

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2018
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,167	$2,336	$1,903	$203	$17,609
EMEA	1,704	304	1,330	(17)	3,321
Pacific Rim and Asia	142	179	245	39	605
Americas, other than U.S.	887	—	897	(13)	1,771
Total	$15,900	$2,819	$4,375	$212	$23,306

Operating Segments
North American Industrial Packaging	$14,187	$—	$—	$—	$14,187
EMEA Industrial Packaging	1,355	—	—	—	1,355
Brazilian Industrial Packaging	232	—	—	—	232
European Coated Paperboard	359	—	—	—	359
Global Cellulose Fibers	—	2,819	—	—	2,819
North American Printing Papers	—	—	1,956	—	1,956
Brazilian Papers	—	—	978	—	978
European Papers	—	—	1,252	—	1,252
Indian Papers	—	—	202	—	202
Intra-segment Eliminations	(233)	—	(13)	—	(246)
Corporate & Inter-segment Sales	—	—	—	212	212
Total	$15,900	$2,819	$4,375	$212	$23,306

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

REVENUE CONTRACT BALANCES

The opening and closing balances of the Company's contract assets and current contract liabilities are as follows:

In millions	Contract Assets (Short-Term)	Contract Liabilities (Short-Term)
Beginning Balance - January 1, 2019	$395	$56
Ending Balance - December 31, 2019	393	56
Increase / (Decrease)	$(2)	$—

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

PERFORMANCE OBLIGATIONS AND SIGNIFICANT JUDGEMENTS

International Paper's principal business is to manufacture and sell fiber-based packaging, pulp and paper goods. As a general rule, none of our businesses provide equipment installation or other ancillary services outside of producing and shipping packaging, pulp and paper goods to customers.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2019	2018	2017
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$1,225	$1,667	$2,110
Weighted average common shares outstanding	395.3	409.1	412.7
Effect of dilutive securities:
Restricted performance share plan	3.5	5.1	5.0
Weighted average common shares outstanding – assuming dilution	398.8	414.2	417.7
Basic earnings (loss) per share from continuing operations	$3.10	$4.07	$5.11
Diluted earnings (loss) per share from continuing operations	$3.07	$4.02	$5.05

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2019	2018	2017
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,916)	$(2,527)	$(3,072)
Other comprehensive income (loss) before reclassifications	2	22	59
Reclassification of stranded tax effects	(527)	—	—
Amounts reclassified from accumulated other comprehensive income	164	589	486
Balance at end of period	(2,277)	(1,916)	(2,527)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,581)	(2,111)	(2,287)
Other comprehensive income (loss) before reclassifications	14	(475)	178
Amounts reclassified from accumulated other comprehensive income	102	2	(1)
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	3	(1)
Balance at end of period	(2,465)	(2,581)	(2,111)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(3)	5	(3)
Other comprehensive income (loss) before reclassifications	4	(10)	15
Reclassification of stranded tax effects	(2)	—	—
Amounts reclassified from accumulated other comprehensive income	4	2	(7)
Balance at end of period	3	(3)	5
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,739)	$(4,500)	$(4,633)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income				Location of Amount Reclassified from AOCI
	2019	2018	2017
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(10)	$(11)	$(33)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(208)	(774)	(733)	(a)	Non-operating pension expense
Total pre-tax amount	(218)	(785)	(766)
Tax (expense)/benefit	54	196	280
Net of tax	(164)	(589)	(486)
Reclassification of stranded tax effects	527	—	—		Retained Earnings
Total, net of tax	363	(589)	(486)
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestiture	(102)	(2)	1	(b)	Net (gains) losses on sales and impairment of businesses and Cost of products sold
Tax (expense)/benefit	—	—	—
Net of tax	(102)	(2)	1
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(6)	(3)	9	(c)	Cost of products sold
Total pre-tax amount	(6)	(3)	9
Tax (expense)/benefit	2	1	(2)
Net of tax	(4)	(2)	7
Reclassification of stranded tax effects	2	—	—		Retained Earnings
Total, net of tax	(2)	(2)	7
Total reclassifications for the period, net of tax	$259	$(593)	$(478)

(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).
(b) Amounts for 2018 were reclassed to Discontinued operations, net of taxes.
(c) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).

NOTE 6 RESTRUCTURING CHARGES AND OTHER ITEMS

2019: During 2019, restructuring and other charges, net, totaling $57 million before taxes were recorded. These charges included:

In millions	2019
Overhead cost reduction initiative (a)	$21
EMEA packaging restructuring (b)	15
Early debt extinguishment costs (see Note 16)	21
Total	$57

(a) Includes pre-tax charges of $11 million, $6 million and $4 million in Corporate, the Printing Papers segment and the Global Cellulose Fibers segment, respectively, for severance related to an overhead cost reduction initiative. The majority of the severance charges will be paid in 2020.
(b) Includes $14 million of severance and $1 million in other charges in conjunction with the restructuring of our EMEA Packaging business. The majority of the severance charges will be paid in 2020.

2018: During 2018, restructuring and other charges, net, totaling $29 million before taxes were recorded. These charges included:

In millions	2018
EMEA packaging restructuring (a)	$47
Gain on sale of investment in Liaison Technologies Inc.	(31)
Early debt extinguishment costs (see Note 16)	10
Riverdale mill conversion severance	3
Total	$29

(a) Includes $33 million of severance, $6 million in accelerated depreciation, $2 million in accelerated amortization and $6 million in other charges in conjunction with the optimization of our EMEA Packaging business. The majority of the severance charges recorded were paid throughout the year.

2017: During 2017, restructuring and other charges, net, totaling $67 million before taxes were recorded. These charges included:

In millions	2017
Early debt extinguishment costs (see Note 16)	$83
Gain on sale of investment in ArborGen	(14)
Other	(2)
Total	$67

NOTE 7 ACQUISITIONS

EMEA PACKAGING BUSINESSES

2019: On June 28, 2019, the Company completed the acquisition of two packaging businesses located in Portugal (Ovar) and France (Torigni and Cabourg) from DS Smith Packaging. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $81 million at current exchange rates).

The following table summarizes the consideration paid and the amounts of the assets and liabilities assumed as of June 28, 2019:

In millions	June 28, 2019
Cash and temporary investments	$2
Accounts and notes receivable	22
Inventory	8
Plants, properties and equipment	40
Goodwill	23
Intangible assets	16
Right of use assets	3
Deferred charges and other assets	1
Total assets acquired	115
Short-term debt	2
Accounts payable and accrued liabilities	21
Other current liabilities	4
Deferred income taxes	3
Long-term lease obligations	3
Other Liabilities	1
Total liabilities assumed	34
Net assets acquired	$81

Since the date of acquisition, Net sales of $50 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $4 million from the acquired businesses have been included in the Company's consolidated statement of operations for the year ended December 31, 2019.

The allocation of the consideration paid is preliminary and could be revised as a result of additional information obtained regarding assets acquired and liabilities assumed, and revisions to provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to property, plant and equipment and acquired intangible assets. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date.

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

NOTE 8 DIVESTITURES AND IMPAIRMENTS OF BUSINESSES

2019: On October 30, 2019, the Company closed the previously announced sale of its controlling interest in International Paper APPM Limited (APPM) to West Coast Paper Mills Limited (WCPM). The net proceeds received for the sale totaled $82 million. International Paper remains a passive investor retaining a 20% interest in APPM until such time that IP sells its remaining shares. The Company will account for its retained investment at fair value.

As a result of the transaction, a net pre-tax impairment charge of $159 million ($157 million after taxes) was recorded during 2019. This charge included $97 million related to a loss for the write-off of the cumulative foreign currency translation of APPM and a $62 million loss related to the write-off of the long-lived assets of APPM. This charge is included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Printing Papers segment. A loss of $9 million (before and after taxes) has been allocated to the noncontrolling interest related to the impairment of the long-lived assets of APPM. The fair value of the Company's retained investment in APPM was $32 million at December 31, 2019.

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

DISCONTINUED OPERATIONS

2017: On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP. International Paper is accounting for its ownership interest in the combined business under the equity method. The Company determined the fair value of its investment in the combined business to be $1.1 billion and recorded a pre-tax gain of $488 million ($364 million, net of tax) in 2018. The fair value was calculated using a market approach using inputs classified as Level 2 and Level 3 within the fair value hierarchy, which is further defined in Note 17.

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

In millions	2018	2017
Net Sales	$—	$1,559
Costs and Expenses
Cost of products sold	—	1,179
Selling and administrative expenses	25	110
Depreciation, amortization and cost of timber harvested	—	80
Distribution expenses	—	126
Taxes other than payroll and income taxes	—	11
(Gain) loss on transfer of business	(488)	—
Interest expense, net	—	1
Earnings (Loss) Before Income Taxes and Equity Earnings	463	52
Income tax provision (benefit)	118	18
Discontinued Operations, Net of Taxes	$345	$34

Total cash provided by (used for) operations related to the North American Consumer Packaging business of $(25) million and $207 million for 2018 and 2017 is included in Cash Provided By (Used For) Operations in the consolidated statement of cash flows. Total cash used for investing activities related to the North American Consumer Packaging business of $40 million and $111 million for 2018 and 2017 is included in Cash

Provided By (Used For) Investing Activities in the consolidated statement of cash flows.

NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less are treated as cash equivalents and are stated at cost. Temporary investments totaled $335 million and $402 million at December 31, 2019 and 2018, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions at December 31	2019	2018
Accounts and notes receivable:
Trade	$3,020	$3,249
Other	260	272
Total	$3,280	$3,521

INVENTORIES

In millions at December 31	2019	2018
Raw materials	$298	$260
Finished pulp, paper and packaging products	1,192	1,241
Operating supplies	659	641
Other	59	99
Inventories	$2,208	$2,241

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 71% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $295 million and $329 million at December 31, 2019 and 2018, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2019	2018
Pulp, paper and packaging facilities	$32,292	$32,329
Other properties and equipment	1,224	1,232
Gross cost	33,516	33,561
Less: Accumulated depreciation	20,512	20,494
Plants, properties and equipment, net	$13,004	$13,067

Non-cash additions to plants, property and equipment included within accounts payable were $164 million, $135 million and $275 million at December 31, 2019, 2018 and 2017, respectively.

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.2 billion for the each of the years ended December 31, 2019, 2018 and 2017, respectively. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $754 million, $772 million and $782 million were made during the years ended December 31, 2019, 2018 and 2017, respectively.

Amounts related to interest were as follows:

In millions	2019	2018	2017
Interest expense	$706	$734	$758
Interest income	215	198	186
Capitalized interest costs	29	30	25

ASSET RETIREMENT OBLIGATIONS

At December 31, 2019 and 2018, we had recorded liabilities of $96 million and $86 million, respectively, related to asset retirement obligations.

NOTE 10 LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 97 years.

COMPONENTS OF LEASE EXPENSE

In millions	December 31, 2019
Operating lease costs, net	$132
Variable lease costs	70
Short-term lease costs, net	59
Finance lease cost
Amortization of lease assets	12
Interest on lease liabilities	5
Total lease cost, net	$278

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	December 31, 2019
Assets
Operating lease assets	Right of use assets	$434
Finance lease assets	Plants, properties and equipment, net (a)	103
Total leased assets		$537
Liabilities
Current
Operating	Other current liabilities	$134
Finance	Notes payable and current maturities of long-term debt	12
Noncurrent
Operating	Long-term lease obligations	304
Finance	Long-term debt	88
Total lease liabilities		$538

(a) Finance leases are recorded net of accumulated amortization of $40 million.

LEASE TERM AND DISCOUNT RATE

In millions	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	9.8 years
Finance leases	10.9 years
Weighted average discount rate
Operating leases	3.06%
Finance leases	4.69%

SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$147
Operating cash flows related to financing leases	5
Financing cash flows related to finance leases	9

Right of use assets obtained in exchange for lease liabilities
Operating leases	162
Finance leases	11

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2020	$147	$16	$163
2021	110	15	125
2022	75	14	89
2023	42	13	55
2024	24	10	34
Thereafter	103	66	169
Total lease payments	501	134	635
Less imputed interest	63	34	97
Present value of lease liabilities	$438	$100	$538

At December 31, 2018, total future minimum commitments under existing non-cancelable operating leases were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter
Lease obligations	160	125	77	49	28	118

NOTE 11 EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC (GPIP), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. As of December 31, 2019, the Company's ownership percentage in GPIP was 21.6%. The Company recorded equity earnings, net of taxes, of $46 million for each of the years ended December 31, 2019 and 2018. The Company received cash dividends from GPIP of $27 million and $25 million in 2019 and 2018, respectively. At both December 31, 2019 and 2018, the Company's investment in GPIP was $1.1 billion, which was $529 million and $562 million more than the Company's proportionate share of the entity's underlying net assets at December 31, 2019 and 2018, respectively. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets.

Management engaged a third party to assist with determining the fair value of the intangible assets and the fixed assets. The fair value of the intangible assets were calculated using income and market approaches and the fair value of the fixed assets was calculated using a cost approach. The fair values were determined using inputs classified as Level 2 and Level 3 within the fair value hierarchy, which is further defined in Note 17. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $274 million and $240 million for the years ended December 31, 2019 and 2018, respectively.

On January 29, 2020, the Company exchanged approximately 19.0% of the aggregate units owned by the Company for an aggregated price of $250 million. After this transaction, the Company's ownership percentage in GPIP is approximately 18.3%. The Company expects to record a gain on the exchange in the first quarter of 2020.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	2019	2018
Current assets	$1,796	$1,757
Noncurrent assets	5,482	5,292
Current liabilities	1,178	1,148
Noncurrent liabilities	3,244	3,156

Income Statement

In millions	2019	2018
Net sales	$6,160	$6,023
Gross profit	1,093	946
Income from continuing operations	333	336
Net income	334	337

ILIM S.A. (Ilim)

The Company also holds a 50% equity interest in Ilim, which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $207 million, $290 million, and $183 million in 2019, 2018, and 2017, respectively, for Ilim. Equity earnings (losses) includes an after-tax foreign exchange (loss) gain of $32 million, $(82) million, and
$15 million in 2019, 2018 and 2017, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. The Company received cash dividends from the joint venture of $246 million and $128 million in 2019 and 2018, respectively. At December 31, 2019 and 2018, the Company's investment in Ilim, which is recorded in Investments in the consolidated balance sheet, was $508 million and $478 million, respectively, which was $136 million and $145 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $215 million, $214 million and $205 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	2019	2018
Current assets	$804	$981
Noncurrent assets	2,813	1,710
Current liabilities	1,015	545
Noncurrent liabilities	1,844	1,470
Noncontrolling interests	16	11

Income Statement

In millions	2019	2018	2017
Net sales	$2,189	$2,713	$2,150
Gross profit	1,025	1,549	1,047
Income from continuing operations	438	592	379
Net income	424	571	362

The audited U.S. GAAP financial statements for Ilim are included in Exhibit 99.1 to this Form 10-K.

NOTE 12 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2019 and 2018:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers		Total
Balance as of December 31, 2017
Goodwill	$3,382		$52		$2,150		$5,584
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
	3,086		52		273		3,411
Currency translation and other (a)	(1)		—		(34)		(35)
Goodwill additions/reductions	(2)	(b)	—		—		(2)
Balance as of December 31, 2018
Goodwill	3,379		52		2,116		5,547
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
	3,083		52		239		3,374
Currency translation and other (a)	—		—		(6)		(6)
Goodwill additions/reductions	31	(b)(c)	—		(112)	(d)	(81)
Accumulated impairment loss additions/reductions	—		(52)	(e)	112	(d)	60
Balance as of December 31, 2019
Goodwill	3,410		52		1,998		5,460
Accumulated impairment losses	(296)		(52)		(1,765)		(2,113)
Total	$3,114		$—		$233		$3,347

(a)	Represents the effects of foreign currency translations and reclassifications.

(b)	Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.

(c)	Reflects the goodwill for the acquisitions of Industrial Packaging box plants in EMEA of which $28 million is considered provisional.

(d)	Reflects the reclassification of India goodwill and related impairment losses to held for sale prior to the sale of the business.

(e)	Reflects the impairment of the Global Cellulose Fibers reporting unit.

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its North America Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units and the quantitative goodwill impairment test to its Global Cellulose Fibers and EMEA Industrial Packaging reporting units as of October 1, 2019. For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the reporting units under the qualitative assessment for the reporting units listed above and the results of the qualitative assessments indicated that it is not more likely than not that the fair values of its North America Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units were less than their carrying values.

The company also performed the quantitative goodwill impairment test which included comparing the carrying amount of the Global Cellulose Fibers and EMEA Industrial Packaging reporting units to their estimated fair value. The Company performed the quantitative goodwill impairment test for Global Cellulose Fibers due to the reporting unit's outlook and for EMEA Industrial Packaging due to the changes in the reporting unit's asset base as a result of strategic capital projects and acquisitions since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of its Global Cellulose Fibers and EMEA Industrial Packaging reporting units using a probability-weighted approach based on discounted future cash flows, market multiples and transaction multiples. The carrying amount did not exceed the estimated fair value of the EMEA Industrial Packaging reporting unit. The carrying amount did exceed the estimated fair value of the Global Cellulose Fibers reporting unit, and it was determined that all of the goodwill in the reporting unit, totaling $52 million, was impaired. This charge is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations. The decline in the fair value of Global Cellulose Fibers and resulting impairment charge was due to a change in the outlook of the Global Cellulose Fibers reporting unit's operations.
In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2019.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2019			2018
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$560	$275	$285	$542	$247	$295
Non-compete agreements	—	—	—	67	67	—
Tradenames, patents and trademarks, and developed technology	170	102	68	174	90	84
Land and water rights	8	2	6	8	2	6
Software	26	25	1	26	25	1
Other	18	10	8	30	23	7
Total	$782	$414	$368	$847	$454	$393

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2019	2018	2017
Amortization expense related to intangible assets	$58	$59	$77

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2020 – $50 million, 2021 – $48 million, 2022 – $46 million, 2023 – $41 million, 2024 – $41 million, and cumulatively thereafter – $136 million.

NOTE 13 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2019	2018	2017
Earnings (loss)
U.S.	$1,342	$1,450	$297
Non-U.S.	262	331	551
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,604	$1,781	$848

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

In connection with our initial analysis of the impact of the Tax Act, we recorded a provisional net tax benefit of $1.22 billion in the period ending December 31, 2017. The net tax benefit primarily consisted of a net tax benefit for the re-measurement of U.S. deferred taxes of $1.454 billion and an expense for the Transition Tax of $231 million. During the period ended December 31, 2018, we recorded an additional net tax benefit of $36 million associated with the one-time effects of the Tax Act.

The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2019	2018	2017
Current tax provision (benefit)
U.S. federal	$271	$227	$(73)
U.S. state and local	29	37	(23)
Non-U.S.	122	165	112
	$422	$429	$16
Deferred tax provision (benefit)
U.S. federal	$44	$12	$(1,150)
U.S. state and local	(23)	50	9
Non-U.S.	191	(46)	40
	$212	$16	$(1,101)
Income tax provision (benefit)	$634	$445	$(1,085)

The Company’s deferred income tax provision (benefit) includes a $44 million benefit, a $13 million benefit and a $1.459 billion benefit for 2019, 2018 and 2017, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $349 million, $388 million and $7 million in 2019, 2018 and 2017, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2019	2018	2017
Earnings (loss) from continuing operations before income taxes and equity earnings	$1,604	$1,781	$848
Statutory U.S. income tax rate	21%	21%	35%
Tax expense (benefit) using statutory U.S. income tax rate	337	374	297
State and local income taxes	6	72	(7)
Impact of rate differential on non-U.S. permanent differences and earnings	31	35	(36)
Foreign valuation allowance	203	—	—
Tax expense (benefit) on manufacturing activities	—	(1)	23
Non-deductible business expenses	20	27	7
Non-deductible impairments	31	—	—
Tax audits	—	28	—
Deemed repatriation, net of foreign tax credits	1	(25)	231
U.S. federal tax rate change	—	(13)	(1,451)
Foreign derived intangible income deduction	2	(25)	—
US tax on non-U.S. earnings (GILTI and Subpart F)	36	19	44
Foreign tax credits	(2)	(15)	(96)
General business and other tax credits	(33)	(26)	(86)
Other, net	2	(5)	(11)
Income tax provision (benefit)	$634	$445	$(1,085)
Effective income tax rate	40%	25%	(128)%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2019 and 2018, were as follows:

In millions	2019	2018
Deferred income tax assets:
Postretirement benefit accruals	$90	$89
Pension obligations	421	465
Tax credits	290	291
Net operating and capital loss carryforwards	621	594
Compensation reserves	181	191
Lease obligations	106	—
Environmental reserves	93	78
Other	126	86
Gross deferred income tax assets	$1,928	$1,794
Less: valuation allowance (a)	(691)	(441)
Net deferred income tax asset	$1,237	$1,353
Deferred income tax liabilities:
Intangibles	$(152)	$(152)
Investments	(265)	(255)
Right of use assets	(106)	—
Plants, properties and equipment	(1,866)	(1,826)
Forestlands, related installment sales, and investment in subsidiary	(1,407)	(1,453)
Gross deferred income tax liabilities	$(3,796)	$(3,686)
Net deferred income tax liability	$(2,559)	$(2,333)

(a) The net change in the total valuation allowance for the years ended December 31, 2019 and 2018 was an increase of $250 million and an increase of $12 million, respectively. The net change in the current year is primarily due to tax law changes in foreign jurisdictions impacting future utilization of deferred tax assets of $203 million.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes. Of the $1.4 billion of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary, $884 million is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $485 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 15).

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows:

In millions	2019	2018	2017
Balance at January 1	$(220)	$(188)	$(98)
(Additions) reductions for tax positions related to current year	(5)	(7)	(54)
(Additions) for tax positions related to prior years	(6)	(37)	(40)
Reductions for tax positions related to prior years	5	5	4
Settlements	31	2	6
Expiration of statutes of limitations	3	2	1
Currency translation adjustment	3	3	(7)
Balance at December 31	$(189)	$(220)	$(188)

If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2019, 2018 and 2017 would benefit the effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $21 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at both December 31, 2019 and 2018, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2006 through 2018 remain open and subject to examination by the relevant tax authorities. The Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. Pending audit settlements and the expiration of statute of limitations could reduce the uncertain tax positions by $53 million during the next twelve months.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $146 million in tax, and $387 million in interest and penalties as of December 31, 2019 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received unfavorable decisions in October 2018 and November 2019 from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its tax position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on approximately $2.2 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2019 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.

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

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2020 Through 2029	2030 Through 2039	Indefinite	Total
U.S. federal and non-U.S. NOLs	$55	$48	$424	$527
State taxing jurisdiction NOLs (a)	76	18	—	94
U.S. federal, non- U.S. and state tax credit carryforwards (a)	160	12	118	290
U.S. federal and state capital loss carryforwards (a)	—	—	—	—
Total	$291	$78	$542	$911
Less: valuation allowance (a)	(198)	(44)	(393)	(635)
Total, net	$93	$34	$149	$276

(a) State amounts are presented net of federal benefit.

NOTE 14 COMMITMENTS AND CONTINGENT LIABILITIES

GUARANTEES

In connection with sales of businesses, property, equipment, forestlands and other assets, International Paper commonly makes representations and warranties relating to such businesses or assets, and may agree to indemnify buyers with respect to tax and environmental liabilities, breaches of representations and warranties, and other matters. Where liabilities for such matters are determined to be probable and reasonably estimable, accrued liabilities are recorded at the time of sale as a cost of the transaction.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $157 million ($166 million undiscounted) in the aggregate as of December 31, 2019. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.
Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site, the estimated cost of which is reflected in the overall remediation reserve for the site of $46 million as of December 31, 2019. In October 2011, the EPA released a public statement indicating that the final soil remedy decision would be delayed. In June 2019, the EPA issued a revised proposed plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, in excess of the liability noted above which may be incurred.

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

As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under which NCR would make payments of more than $100 million and perform work at the Site at an estimated cost of $135.7 million. The public comment period with respect to the proposed consent decree closes in February 2020.

The Company’s CERCLA liability has not been finally determined with respect to any portions of the site, and except as noted above, the Company has declined to perform any work or reimburse the EPA at this time. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss or range of loss with respect to this site. We have a recorded liability for future remediation costs at the site that are probable and reasonably estimable, and it remains reasonably possible that additional losses in excess of this recorded liability could be material.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June

2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. The proposed consent decree with NCR described above, if entered, would result in the termination of NCR’s involvement in the appeal.
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
On October 11, 2017, the EPA issued a Record of Decision (ROD) selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. While the EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million ($105 million for the northern impoundment, and $10 million for the southern impoundment), we do not believe that estimate provides a reasonable basis for accrual under GAAP because the estimate was based on a technological method for performing the work that we believe is not feasible with respect to the northern impoundment. Subsequent to the issuance of the ROD, there have been numerous meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design.
To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design over the subsequent 29 months. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity. In October 2019, the PRPs received a special notice letter from the EPA (i) inviting participation in implementing the remedy described in the ROD, and (ii) demanding reimbursement of EPA’s past costs, for which we have accrued our portion as of December 31, 2019. In December 2019, the PRPs each responded to the special notice letter. In its response, the Company took the position that the special notice letter was premature and should be withdrawn, given concerns and uncertainties regarding the implementability and constructability of the remedy described in the ROD.
The Company’s response to the special notice letter was consistent with concerns and uncertainties it has raised since the ROD was issued regarding the remedy described in the ROD and regarding the EPA’s estimates for the costs and time required to implement the selected remedy for the northern impoundment. The Company has determined, however, that even if the ROD cannot be implemented, a sheet pile "engineered barrier" can be constructed, which would enhance the existing remedy for the northern impoundment and could also be used should the ROD be determined to be feasible and implementable. In the third quarter of 2018, we increased our recorded liability accordingly to reflect the estimated cost of constructing this barrier. In December 2019, certain pre-design investigation results indicated that dry excavation of the southern impoundment as required by the ROD is feasible, and we increased our recorded liability accordingly to reflect the estimated cost of implementing this remedy for the southern impoundment. Because of ongoing questions regarding cost effectiveness, technical feasibility, timing and other technical data, however, it continues to be uncertain how the ROD will be implemented for the northern impoundment. Consequently, while additional losses in excess of our recorded liability are probable as a result of the selected remedy, we are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability. It remains reasonably possible that additional losses could be material as the remedial design process with the EPA continues over the coming quarters.
International Paper and MIMC/WMI are also defending a lawsuit related to the site brought by approximately 600 individuals who allege property damage and personal injury. In the first quarter of 2020, the Company resolved a significant number of these plaintiffs’ claims, and we do not believe a material loss is reasonably possible with respect to the remaining plaintiffs’ claims, whether they are settled or litigated to verdict.

Antitrust
Containerboard: In January 2011, International Paper was named as a defendant in a lawsuit filed in state court in Cocke County, Tennessee alleging that International Paper violated Tennessee law by conspiring to limit the supply and fix the prices of containerboard from mid-2005 to the present. This lawsuit has been dismissed for failure to prosecute and is no longer pending.
Italy: In March 2017, the Italian Competition Authority (ICA) commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary (IP Italy), improperly coordinated the production and sale of corrugated sheets and boxes. On August 6, 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $32 million at current exchange rates) which was recorded in the third quarter of 2019. This charge is included in the Antitrust fines and settlements line item in the accompanying consolidated statement of operations. However, we are vigorously appealing this decision of the ICA to the Italian courts and have numerous and strong bases for our appeal.

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

Taxes Other Than Payroll and Income Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations.  In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case.  We have determined that any related federal VAT refunds should be recognized when they are both probable and reasonably estimable.  Based upon the best information available to us, we have determined that the amount of refund that is probable of being realized is limited to that determined by the tax authorities’ narrow interpretation, for which we have recognized a receivable of $6 million as of December 31, 2019. Upcoming court decisions and guidance from the tax authorities could expand the scope of the federal VAT refunds.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax and other matters, some of which allege substantial monetary damages. See Note 13 for details regarding a tax matter. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters, including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company’s control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be material to the Company’s results of operations or cash flows in any particular reporting period.

NOTE 15 VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the Timber Notes) totaling approximately $4.8 billion.

The Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes through the creation of newly formed special purposes entities (the Entities). The monetization structure preserved the tax deferral that resulted from the 2006 forestlands sales. As of

December 31, 2019, this deferred tax liability was $884 million.

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

The Timber Notes are shown in Financial assets of variable interest entities on the accompanying consolidated balance sheet and mature in August 2021 unless extended for an additional five years. These notes, which do not require principal payments prior to their maturity, are supported by approximately $4.8 billion of irrevocable letters of credit.

The Extension Loans are shown in Current nonrecourse financial liabilities of variable interest entities on the accompanying consolidated balance sheet and mature in the fourth quarter of 2020. These bank loans, totaling approximately $4.2 billion, are nonrecourse to the Company, and are secured by approximately $4.8 billion of Timber Notes, the irrevocable letters of credit supporting the Timber Notes and approximately $150 million of International Paper debt obligations. The $150 million of International Paper debt obligations are eliminated in the consolidation of the 2015 Financing Entities and are not reflected in the Company’s consolidated balance sheet. Provisions of loan agreements related to approximately $1.1 billion of the Extension Loans require the bank issuing letters of credit supporting the Timber Notes pledged as collateral to maintain a credit rating at or above a specified threshold. In the event the credit rating of the letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution.

As of December 31, 2019 and 2018, the fair value of the Timber Notes was $4.9 billion and $4.7 billion, respectively, and the fair value of the Extension Loans was $4.3 billion and $4.2 billion for the years ended 2019 and 2018. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

Activity between the Company and the 2015 Financing Entities was as follows:

In millions	2019	2018	2017
Revenue (a)	$95	$95	$95
Expense (a)	128	128	128
Cash receipts (b)	95	95	95
Cash payments (c)	128	128	128

(a)	The revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.

(b)	The cash receipts are interest received on the Financial assets of variable interest entities.

(c)	The cash payments represent interest paid on Current nonrecourse financial liabilities of variable interest entities.

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31, 2019, this deferred tax liability was $485 million, which will be settled with the maturity of the notes in 2027.

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.4 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Financial assets of variable interest entities in the accompanying consolidated balance sheet and are supported by $2.4 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt. As of December 31, 2019 and 2018, the fair value of the notes was $2.3 billion and $2.2 billion, respectively. These notes are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

In December 2007, Temple-Inland's two wholly-owned special purpose entities borrowed $2.1 billion which is shown in Long-term nonrecourse financial liabilities of variable interest entities. The loans are repayable in 2027 and are secured by the $2.4 billion of notes and the irrevocable letters of credit securing the notes, and are nonrecourse to us. The loan agreements provide that if a credit rating of any of the banks issuing the letters of credit is downgraded below the specified threshold, the letters of credit issued by that bank must be replaced within 30 days with letters of credit from another qualifying financial institution. As of December 31, 2019 and 2018, the fair value of this debt was $2.1 billion and $2.0 billion, respectively. This debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2019	2018	2017
Revenue (a)	$79	$72	$49
Expense (b)	76	67	48
Cash receipts (c)	62	48	28
Cash payments (d)	69	57	39

(a)
The revenue is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2019, 2018 and 2017, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.

(b) The expense is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2019, 2018 and 2017, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c) The cash receipts are interest received on the Financial assets of special purpose entities.
(d) The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 DEBT AND LINES OF CREDIT

Amounts related to early debt extinguishment during the years ended December 31, 2019, 2018 and 2017 were as follows:

In millions	2019	2018	2017
Early debt reductions (a)	$614	$780	$993
Pre-tax early debt extinguishment costs (b)	21	10	83

(a)	Reductions related to notes with interest rates ranging from 1.57% to 9.50% with original maturities from 2018 to 2048 for the years ended December 31, 2019, 2018 and 2017.

(b)	Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.
In June 2018, the borrowing capacity of the commercial paper program was increased from $750 million to $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed notes or floating rate notes. As of December 31, 2019 and 2018, the Company had $30 million and $465 million, respectively, outstanding under this program.

A summary of long-term debt follows:

In millions at December 31	2019	2018
7.500% notes – due 2021	$406	$406
4.750% notes – due 2022	—	355
6.875% notes – due 2023	94	94
3.650% notes – due 2024	658	676
7.350% notes – due 2025	44	44
7.750% notes – due 2025	31	31
3.800% notes – due 2026	645	669
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
3.000% notes – due 2027	803	939
7.150% notes – due 2027	7	7
3.550% notes – due 2029	200	—
6.875% notes – due 2029	37	37
5.000% notes – due 2035	600	600
6.650% notes – due 2037	4	4
8.700% notes – due 2038	265	265
7.300% notes – due 2039	722	722
6.000% notes – due 2041	585	585
4.800% notes – due 2044	800	800
5.150% notes – due 2046	700	700
4.400% notes – due 2047	1,158	1,200
4.350% notes – due 2048	986	1,000
Floating rate notes – due 2019 – 2024 (a)	339	908
Environmental and industrial development bonds – due 2019 – 2035 (b)	552	556
Total principal	9,699	10,661
Capitalized leases	100	63
Premiums, discounts, and debt issuance costs	(88)	(98)
Interest rate swaps	46	16
Other (c)	8	12
Total (d)	9,765	10,654
Less: current maturities	168	639
Long-term debt	$9,597	$10,015

(a)	The weighted average interest rate on these notes was 3.1% in 2019 and 3.5% in 2018.

(b)	The weighted average interest rate on these bonds was 4.4% in 2019 and 5.5% in 2018.

(c)	Includes $7 million and $10 million of fair market value adjustments as of December 31, 2019 and 2018, respectively.

(d)	The fair market value was approximately $10.9 billion at December 31, 2019 and $10.6 billion at December 31, 2018.

Total maturities of long-term debt over the next five years are 2020 – $168 million; 2021 – $431 million; 2022 – $136 million; 2023 – $355 million; and 2024 – $803 million.

At December 31, 2019, International Paper’s credit facilities (the Agreements) totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in December 2021, and has a facility fee of 0.15% payable annually. The liquidity facilities also include up to $600 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in December 2020. At December 31, 2019, there were no borrowings under either the bank facility or receivables securitization program.
The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2019, we were in compliance with our debt covenants.

NOTE 17 DERIVATIVES AND HEDGING ACTIVITIES

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

To manage this exchange rate risk, we have historically utilized a combination of forward contracts, options and currency swaps. Contracts that qualify are designated as cash flow hedges of certain forecasted transactions denominated in foreign currencies or net investment hedges of foreign denominated subsidiaries. For cash flow hedges, the effective portion of the changes in fair value of these instruments is reported in AOCI and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which is not material for any year presented, is immediately recognized in earnings. For net investment hedges, all changes in the fair value of these instruments are recorded in AOCI, offsetting the currency translation adjustment of the related investment that is also recorded in AOCI.

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

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2019	December 31, 2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	407	407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	700	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	475	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	16	8
Foreign exchange contracts	7	19

(a)	These contracts had maturities of two years or less as of December 31, 2019.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2019	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$4	$(10)	$15
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	$7	$—	$—

During the next 12 months, the amount of the December 31, 2019 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $3 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2019	2018	2017
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(3)	$(1)	$8	Cost of products sold
Interest rate contracts	(1)	(1)	(1)	Interest expense, net
Total	$(4)	$(2)	$7

	Gain (Loss) Recognized in Income				Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2019	2018	2017
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$30	$16	$—		Interest expense, net
Debt	(30)	(16)	—		Interest expense, net
Total	$—	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$3	$2	$(10)		Cost of products sold
Foreign exchange contracts	(2)	1	—		Cost of products sold
Interest rate contracts	—	—	1	(a)	Interest expense, net
Total	$1	$3	$(9)

(a)	Excluding gain of $1 million related to debt reduction recorded to Restructuring and other charges.

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$10		$3		$4		$10
Interest rate contracts - net investment	11		—		—		—
Interest rate contracts – fair value	47		16		—		—
Total derivatives designated as hedging instruments	68		19		4		10
Derivatives not designated as hedging instruments
Electricity contract	—		—		2		4
Foreign exchange contracts	—		—		1		1
Total derivatives not designated as hedging instruments	—		—		3		5
Total derivatives	$68	(a)	$19	(b)	$7	(c)	$15	(d)

(a)	Includes $14 million recorded in Other current assets and $54 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)	Included $2 million recorded in Other current assets and $17 million Deferred charges recorded in the accompanying consolidated balance sheet.

(c)	Included $6 million recorded in Other accrued liabilities and $1 million recorded in Other liabilities the accompanying consolidated balance sheet.

(d)	Included in Other accrued liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair value of derivative instruments containing credit-risk-related contingent features in a net liability position was $1 million as of December 31, 2019. As of December 31, 2018, there were no derivative instruments containing credit-risk-

related contingent features in a net liability position. The Company was not required to post any collateral as of December 31, 2019 or 2018.

NOTE 18 CAPITAL STOCK

The authorized capital stock at both December 31, 2019 and 2018, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2019, 2018 and 2017:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2017	448,916	37,671
Issuance of stock for various plans, net	—	(2,577)
Repurchase of stock	—	881
Balance at December 31, 2017	448,916	35,975
Issuance of stock for various plans, net	—	(1,721)
Repurchase of stock	—	14,056
Balance at December 31, 2018	448,916	48,310
Issuance of stock for various plans, net	—	(3,416)
Repurchase of stock	—	11,906
Balance at December 31, 2019	448,916	56,800

NOTE 19 RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried employees and hourly employees (receiving salaried benefits) hired prior to July 1, 2004, and substantially all other U.S. hourly union and non-union employees who work at a participating business unit regardless of hire date. These employees generally are eligible to participate in the Pension Plan upon attaining 21 years of age and completing one year of eligibility service. U.S. salaried employees and hourly employees (receiving salaried benefits) hired after June 30, 2004 are not eligible to participate in the Pension Plan, but receive a company contribution to their individual savings plan accounts (see Other U.S. Plans); however, salaried employees hired by Temple Inland prior to March 1, 2007 or Weyerhaeuser Company's Cellulose Fibers division prior to December 1, 2011 also participate in the Pension Plan. The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan available to employees hired prior to July 1, 2004 that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers (SERP), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $26 million, $29 million and $40 million in 2019, 2018 and 2017, respectively, and which are expected to be $28 million in 2020.

Effective January 1, 2019, the Company froze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP plan. This change does not affect benefits accrued through December 31, 2018. For service after December 31, 2018, employees affected by the freeze receive a company contribution to their individual Retirement Savings Account as described later in this Note 19.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2019 and 2018, and the plans’ funded status.

	2019		2018
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$10,467	$215	$13,264	$247
Service cost	68	5	153	5
Interest cost	440	8	467	8
Curtailment	—	(1)	—	—
Settlements	—	(6)	(1,653)	(2)
Actuarial loss (gain)	1,230	33	(1,089)	(17)
Acquisitions	—	3	—	—
Divestitures	—	(1)	—	—
Plan amendments	40	—	2	—
Benefits paid	(546)	(8)	(677)	(9)
Effect of foreign currency exchange rate movements	—	5	—	(17)
Benefit obligation, December 31	$11,699	$253	$10,467	$215
Change in plan assets:
Fair value of plan assets, January 1	$8,735	$161	$11,368	$176
Actual return on plan assets	1,950	23	(332)	(2)
Company contributions	26	10	29	10
Benefits paid	(546)	(8)	(677)	(9)
Settlements	—	(6)	(1,653)	(2)
Effect of foreign currency exchange rate movements	—	3	—	(12)
Fair value of plan assets, December 31	$10,165	$183	$8,735	$161
Funded status, December 31	$(1,534)	$(70)	$(1,732)	$(54)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$6	$—	$5
Current liability	(28)	(3)	(27)	(2)
Non-current liability	(1,506)	(73)	(1,705)	(57)
	$(1,534)	$(70)	$(1,732)	$(54)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost (credit)	$98	$(1)	$74	$(1)
Net actuarial loss	2,851	75	3,140	57
	$2,949	$74	$3,214	$56

The largest contributor to the actuarial loss affecting the benefit obligation was the decrease in the discount rate from 4.30% at December 31, 2018 to 3.40% at December 31, 2019. However positive asset returns offset the higher obligation for a slightly improved funded position.

The components of the $(265) million and $18 million related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2019 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(89)	$19
Amortization of actuarial loss	(200)	(2)
Current year prior service cost	40	—
Amortization of prior service cost	(16)	—
Settlements/curtailments	—	(1)
Effect of foreign currency exchange rate movements	—	2
	$(265)	$18

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $(172) million, $(134) million and $(184) million in 2019, 2018 and 2017, respectively. The portion of the change in funded status for the non-U.S. plans was $24 million, $(6) million, and $10 million in 2019, 2018 and 2017, respectively.

The accumulated benefit obligation at December 31, 2019 and 2018 was $11.7 billion and $10.4 billion, respectively, for our U.S. defined benefit plans and $236 million and $200 million, respectively, at December 31, 2019 and 2018 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2019 and 2018:

	2019		2018
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$11,699	$225	$10,467	$187
Accumulated benefit obligation	11,672	208	10,440	175
Fair value of plan assets	10,165	149	8,735	128

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2019		2018		2017
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$68	$5	$153	$5	$160	$4
Interest cost	440	8	467	8	536	9
Expected return on plan assets	(631)	(10)	(765)	(11)	(774)	(11)
Actuarial loss (gain)	200	2	337	2	339	2
Amortization of prior service cost	16	—	16	—	28	—
Curtailment loss (gain) (a)	—	(1)	—	—	23	—
Settlement loss	—	2	424	—	383	1
Special termination benefits (a)	—	—	—	—	22	—
Net periodic pension expense	$93	$6	$632	$4	$717	$5

(a) 2017 amounts were recorded in Discontinued operations in the consolidated statement of operations.
The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The decrease in 2019 pension expense primarily reflects lower service cost due to the salaried pension freeze, lower amortization and the current year absence of a settlement loss related to the October 2018 annuity purchase transaction slightly offset by lower asset returns due to the 2018 annuity purchase.

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

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2019 is also the discount rate used to determine net pension expense for the 2020 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2019		2018		2017
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.40%	2.70%	4.30%	3.97%	3.60%	3.59%
Rate of compensation increase	2.25%	3.62%	2.25%	4.05%	3.75%	4.06%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	4.30%	3.97%	3.80%	3.59%	4.03%	3.88%
Expected long-term rate of return on plan assets	7.25%	6.20%	7.50%	6.52%	7.50%	6.73%
Rate of compensation increase	2.25%	4.05%	3.38%	4.06%	3.75%	4.20%

(a) Represents the weighted average rate for the U.S. qualified plans in 2018 and 2017 due to the remeasurements.

The expected long-term rate of return on plan assets is based on projected rates of return for current asset classes in the plan’s investment portfolio. Projected rates of return are developed through an asset/liability study in which projected returns for each of the plan’s asset classes are determined after analyzing historical experience and future expectations of returns and volatility of the various asset classes.

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2020, the Company will use an expected long-term rate of return on plan assets of 7.00% for the Retirement Plan of International Paper, a discount rate of 3.40% and an assumed rate of compensation increase of 2.25%. The Company estimates that it will record net pension expense of approximately $46 million for its U.S. defined benefit plans in 2020, compared to expense of $93 million in 2019. The estimated decrease in net pension expense in 2020 is primarily due to higher return on assets and lower interest cost partially offset by higher amortization of actuarial losses and higher service cost.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2020 of a 25 basis point decrease in the above assumptions:

In millions	2020
Expense (Income):
Discount rate	$31
Expected long-term rate of return on plan assets	24

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

International Paper’s U.S. pension allocations by type of fund at December 31, 2019 and 2018 and target allocations were as follows:

Asset Class	2019	2018	Target Allocations
Equity accounts	37%	32%	32% - 43%
Fixed income accounts	50%	51%	44% - 56%
Real estate accounts	8%	11%	5% - 11%
Other	5%	6%	3% - 8%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2019 and 2018 by asset class are shown below. Hedge funds disclosed in the following table are allocated to fixed income accounts for target allocation purposes. Following our adoption of ASU 2018-09 "Codification Improvements", we have evaluated certain investments and classified them as Level 2 (previously Level 0). Prior year leveling disclosures have been updated for comparability as a result of our retrospective adoption of this disclosure guidance.

Fair Value Measurement at December 31, 2019
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,613	$965	$648	$—
Equities – international	2,181	1,599	582	—
Corporate bonds	1,845	—	1,845	—
Government securities	2,659	—	2,659	—
Mortgage backed securities	1	—	1	—
Other fixed income	(647)	—	(661)	14
Derivatives	(19)	—	—	(19)
Cash and cash equivalents	336	336	—	—
Other investments:
Hedge funds	902
Private equity	522
Real estate funds	772
Total Investments	$10,165	$2,900	$5,074	$(5)

Fair Value Measurement at December 31, 2018
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,200	$685	$515	$—
Equities – international	1,583	1,141	442	—
Corporate bonds	1,493	—	1,493	—
Government securities	2,262	—	2,262	—
Other fixed income	(543)	—	(556)	13
Derivatives	98	—	—	98
Cash and cash equivalents	294	294	—	—
Other investments:
Hedge funds	886
Private equity	518
Real estate funds	944
Total Investments	$8,735	$2,120	$4,156	$111

In accordance with accounting standards, certain investments that are measured at NAV and are not classified in the fair value hierarchy.

Other Investments at December 31, 2019
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	902	—	Daily to annually	1 - 100 days
Private equity	522	198	(a)	None
Real estate funds	772	147	Quarterly	45 - 60 days
Total	$2,196	$345

(a) A private equity fund investment ("partnership interest") is contractually locked up for the life of the private equity fund by the partnership agreement. Limited partners do not have the option to redeem partnership interests.

Other Investments at December 31, 2018
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	886	—	Daily to annually	1 - 100 days
Private equity	518	310	(a)	None
Real estate funds	944	109	Quarterly	45 - 60 days
Total	$2,348	$419

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

Fixed income consists of government securities, mortgage-backed securities, corporate bonds, common collective funds and other fixed income investments. Government securities are valued by third-party pricing sources. Mortgage-backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Other fixed income investments of $(647) million and $(543) million at December 31, 2019 and 2018, respectively, primarily include reverse repurchase agreement obligations in which we have sold a security and have an agreement to repurchase the same or substantially the same security at a later date for a price specified in the agreement.

Derivative investments such as futures, forward contracts, options and swaps are used to help manage risks. Derivatives are generally employed as asset class substitutes (such as when employed in a portable alpha strategy), for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third-party pricing sources.

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

Real estate funds include commercial properties, land and timberland, and generally include, but are not limited to, retail, office, industrial, multifamily and hotel properties. Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market based comparable data.

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2019.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Mortgage backed securities	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2017	$1	$12	$16	$29
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	75	76
Relating to assets sold during the period	—	—	(19)	(19)
Purchases, sales and settlements	(1)	—	26	25
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2018	$—	$13	$98	$111
Actual return on plan assets:
Relating to assets still held at the reporting date	—	1	(127)	(126)
Relating to assets sold during the period	—	—	314	314
Purchases, sales and settlements	—	—	(304)	(304)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance at December 31, 2019	$—	$14	$(19)	$(5)

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. Contributions to the qualified plan totaling $1.25 billion were made by the Company in 2017. No voluntary contributions were made in 2018 or 2019. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2019, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2020	$569
2021	579
2022	593
2023	607
2024	619
2025-2029	3,217

OTHER U.S. PLANS

International Paper sponsors the International Paper Company Salaried Savings Plan and the International Paper Company Hourly Savings Plan, both of which are tax-qualified defined contribution 401(k) savings plans. Substantially all U.S. salaried and certain hourly employees are eligible to participate and may make elective deferrals to such plans to save for retirement. International Paper makes matching contributions to participant accounts on a specified percentage of employee deferrals as determined by the provisions of each plan. The Company makes Retirement Savings Account contributions equal to a percentage of an eligible employee’s pay. Beginning in 2019, as a result of the freeze for salaried employees under the Pension Plan, all salaried employees are eligible for the contribution to the Retirement Savings Account.

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

Company contributions to the plans totaled approximately $172 million, $125 million and $117 million for the plan years ending in 2019, 2018 and 2017, respectively. The increase in 2019 reflects increased contributions in connection with the salaried pension plan freeze.

NOTE 20 POSTRETIREMENT BENEFITS

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2019, 2018 and 2017 were as follows:

In millions	2019		2018		2017
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$—	$1	$1	$—	$1	$—
Interest cost	8	1	8	2	11	2
Actuarial loss	4	2	9	2	8	3
Amortization of prior service credits	(2)	(3)	(2)	(3)	(3)	(4)
Net postretirement expense	$10	$1	$16	$1	$17	$1

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	4.20%	9.10%	3.50%	9.38%	4.00%	10.53%

The weighted average assumptions used to determine the benefit obligation at December 31, 2019 and 2018 were as follows:

	2019		2018
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.30%	7.15%	4.20%	9.10%
Health care cost trend rate assumed for next year	6.75%	9.57%	7.00%	10.04%
Rate that the cost trend rate gradually declines to	5.00%	4.78%	5.00%	4.93%
Year that the rate reaches the rate it is assumed to remain	2026	2030	2026	2030

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2019 and 2018:

In millions	2019		2018
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$213	$24	$270	$25
Service cost	—	1	1	—
Interest cost	8	1	8	2
Participants’ contributions	4	—	5	—
Actuarial (gain) loss	20	8	(34)	2
Benefits paid	(32)	(2)	(38)	(1)
Less: Federal subsidy	1	—	1	—
Currency Impact	—	(1)	—	(4)
Benefit obligation, December 31	$214	$31	$213	$24
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	28	2	33	1
Participants’ contributions	4	—	5	—
Benefits paid	(32)	(2)	(38)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(214)	$(31)	$(213)	$(24)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(21)	$(1)	$(23)	$(1)
Non-current liability	(193)	(30)	(190)	(23)
	$(214)	$(31)	$(213)	$(24)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$47	$19	$31	$15
Prior service credit	(2)	(18)	(4)	(22)
	$45	$1	$27	$(7)

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $18 million and $8 million change in the amounts recognized in OCI during 2019 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$20	$7
Amortization of actuarial (loss) gain	(4)	(2)
Current year prior service cost	—	—
Amortization of prior service credit	2	3
Currency impact	—	—
	$18	$8

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $29 million, $(25) million and $25 million in 2019, 2018 and 2017, respectively. The portion of the change in funded status for the non-U.S. plans was $9 million, $5 million, and $3 million in 2019, 2018 and 2017, respectively.

At December 31, 2019, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2020	$22	$1	$1
2021	21	1	—
2022	20	1	1
2023	18	1	1
2024	17	1	1
2025 – 2029	73	4	6

NOTE 21 INCENTIVE PLANS

International Paper currently has an Incentive Compensation Plan (ICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and

Compensation Committee of the Board of Directors (the Committee) that administers the ICP. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan (PSP), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. PSP awards are earned based on the achievement of defined performance of Return on Invested Capital (ROIC) measured against our internal benchmark and ranking of Total Shareholder Return (TSR) compared to the TSR peer group of companies. The 2017-2019 Award is weighted 75% for ROIC and 25% for TSR for all participants except for officers for whom the awards are weighted 50% for ROIC and 50% for TSR. The 2018-2020 and 2019-2021 Awards are weighted 50% ROIC and 50% TSR for all participants. The ROIC component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term. PSP grants are made in performance-based restricted stock units.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2019
Expected volatility	22.81%-24.60%
Risk-free interest rate	1.47%-2.44%

The following summarizes PSP activity for the three years ended December 31, 2019:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	5,950,130	$35.89
Granted	2,163,912	51.78
Shares issued	(1,876,134)	51.00
Forfeited	(438,024)	45.96
Outstanding at December 31, 2017	5,799,884	36.17
Granted	1,751,235	62.97
Shares issued	(1,588,642)	53.67
Forfeited	(196,000)	56.57
Outstanding at December 31, 2018	5,766,477	38.79
Granted	2,353,613	43.49
Shares issued	(2,367,135)	36.79
Forfeited	(238,227)	50.64
Outstanding at December 31, 2019	5,514,728	$41.14

RESTRICTED STOCK AWARD PROGRAMS

The service-based Restricted Stock Award program (RSA), designed for recruitment, retention and special recognition purposes, provides for awards of restricted stock to key employees.

The following summarizes the activity of the RSA program for the three years ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	169,331	$45.34
Granted	63,319	57.24
Shares issued	(59,650)	47.90
Forfeited	(6,700)	53.53
Outstanding at December 31, 2017	166,300	48.63
Granted	66,100	51.43
Shares issued	(100,289)	48.44
Forfeited	—	—
Outstanding at December 31, 2018	132,111	50.17
Granted	87,910	43.70
Shares issued	(52,021)	48.90
Forfeited	(7,300)	45.10
Outstanding at December 31, 2019	160,700	$47.27

At December 31, 2019, 2018 and 2017 a total of 9.8 million, 11.9 million and 13.2 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2019	2018	2017
Total stock-based compensation expense (included in selling and administrative expense)	$130	$135	$147
Income tax benefits related to stock-based compensation	30	16	45

At December 31, 2019, $92 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

NOTE 22 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

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
Business segment operating profits are used by International Paper’s management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of equity earnings and noncontrolling interests, and excluding interest expense, net, corporate items, net, corporate special items, net, business special items, net, and non-operating pension expense. In 2019, the Company changed its measure of business segment operating profits to exclude items considered by management to be unusual (business special items, net) from the normal operations of the business segment. As a result, all prior periods have been restated to reflect the current measure.

External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2019	2018	2017
Industrial Packaging	$15,326	$15,900	$15,077
Global Cellulose Fibers	2,551	2,819	2,551
Printing Papers	4,291	4,375	4,157
Corporate and Intersegment Sales (a)	208	212	(42)
Net Sales	$22,376	$23,306	$21,743

Operating Profit

In millions	2019	2018	2017
Industrial Packaging	$2,076	$2,277	$1,919
Global Cellulose Fibers	(6)	262	116
Printing Papers	529	543	459
Business Segment Operating Profit	2,599	3,082	2,494

Earnings (loss) from continuing operations before income taxes and equity earnings	1,604	1,781	848
Interest expense, net	491	536	572
Noncontrolling interests / equity earnings adjustment (b)	3	(10)	(2)
Corporate expenses, net (a)	54	67	91
Corporate special items, net (a)	104	9	76
Business special items, net	307	205	425
Non-operating pension expense	36	494	484
	$2,599	$3,082	$2,494

Business Special Items, Net

In millions	2019	2018	2017
Industrial Packaging	$78	$184	$372
Global Cellulose Fibers	68	11	51
Printing Papers	161	10	2
Business Special Items, Net	$307	$205	$425

Assets

In millions	2019	2018
Industrial Packaging	$16,338	$15,859
Global Cellulose Fibers	3,733	3,880
Printing Papers	3,476	3,905
Corporate and other (c)	9,924	9,932
Assets	$33,471	$33,576

Capital Spending

In millions	2019	2018	2017
Industrial Packaging	$922	$1,061	$836
Global Cellulose Fibers	162	183	188
Printing Papers	172	303	235
Subtotal	1,256	1,547	1,259
Corporate and other	20	25	21
Capital Spending	$1,276	$1,572	$1,280

Depreciation, Amortization and Cost of Timber Harvested

In millions	2019	2018	2017
Industrial Packaging	$794	$803	$815
Global Cellulose Fibers	263	262	264
Printing Papers	244	258	254
Corporate (d)	5	5	10
Depreciation and Amortization	$1,306	$1,328	$1,343

External Sales By Major Product

In millions	2019	2018	2017
Industrial Packaging	$15,259	$15,828	$14,946
Global Cellulose Fibers	2,545	2,810	2,524
Printing Papers	4,284	4,359	4,142
Other (e)	288	309	131
Net Sales	$22,376	$23,306	$21,743

INFORMATION BY GEOGRAPHIC AREA

Net Sales (f)

In millions	2019	2018	2017
United States (g)	$16,948	$17,609	$16,247
EMEA	3,258	3,321	3,129
Pacific Rim and Asia	415	605	625
Americas, other than U.S.	1,755	1,771	1,742
Net Sales	$22,376	$23,306	$21,743

Long-Lived Assets (h)

In millions	2019	2018
United States	$10,706	$10,586
EMEA	1,368	1,315
Pacific Rim and Asia	—	201
Americas, other than U.S.	1,321	1,367
Long-Lived Assets	$13,395	$13,469

(a)	Includes sales of $15 million, operating profits (losses) of $0 million and corporate special items expense of $9 million in 2017 from previously divested businesses.

(b)
Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests and equity earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.

(c)	Includes corporate assets and assets of businesses held for sale.

(d)	Includes $1 million in 2017 from previously divested businesses.

(e)	Includes $15 million in 2017 from previously divested businesses.

(f)	Net sales are attributed to countries based on the location of the seller.

(g)	Export sales to unaffiliated customers were $2.7 billion in 2019, $3.1 billion in 2018 and $2.9 billion in 2017.

(h)	Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2019
Net sales	$5,643		$5,667		$5,568		$5,498		$22,376
Earnings (loss) from continuing operations before income taxes and equity earnings	418	(a)	334	(a)	452	(a)	400	(a)	1,604	(a)
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss) attributable to International Paper Company	424	(a-b)	292	(a-c)	344	(a-c)	165	(a-b)	1,225	(a-c)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$1.06		$0.74		$0.88		$0.42		$3.10
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	1.06		0.74		0.88		0.42		3.10
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	1.05		0.73		0.87		0.42		3.07
Gain (loss) from discontinued operations	—		—		—		—		—
Net earnings (loss)	1.05		0.73		0.87		0.42		3.07
Dividends per share of common stock	0.5000		0.5000		0.5000		0.5125		2.0125
2018
Net sales	$5,621		$5,833		$5,901		$5,951		$23,306
Earnings (loss) from continuing operations before income taxes and equity earnings	356	(d)	490	(d)	553	(d)	382	(d)	1,781	(d)
Gain (loss) from discontinued operations	368	(e)	(23)	(e)	—	(e)	—	(e)	345	(e)
Net earnings (loss) attributable to International Paper Company	729	(d-f)	405	(d-f)	562	(d-f)	316	(d-f)	2,012	(d-f)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.87		$1.03		$1.38		$0.79		$4.07
Gain (loss) from discontinued operations	0.89		(0.05)		—		—		0.84
Net earnings (loss)	1.76		0.98		1.38		0.79		4.91
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.86		1.02		1.37		0.78		4.02
Gain (loss) from discontinued operations	0.88		(0.05)		—		—		0.83
Net earnings (loss)	1.74		0.97		1.37		0.78		4.85
Dividends per share of common stock	0.4750		0.4750		0.4750		0.5000		1.9250

Note: International Paper's common shares (symbol: IP) are listed on the New York Stock Exchange.

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results

(a)	Includes the following pre-tax charges (gains):

	2019
In millions	Q1	Q2	Q3	Q4
India impairment	$—	$152	$8	$(1)
India divestiture transaction costs	—	—	—	3
Global Cellulose Fibers goodwill impairment	—	—	—	52
Litigation reserves	—	—	22	19
Italian antitrust fine	—	—	32	—
Environmental remediation reserve adjustment	—	—	15	10
(Gain) loss on sale of EMEA Packaging box plant	(7)	—	—	1
EMEA Packaging business optimization	—	—	—	17
Multi-employer pension plan exit liability	16	—	(7)	—
Abandoned property removal	11	11	13	15
Riverdale mill conversion costs	1	1	1	2
Foreign VAT refund accrual including interest	—	—	—	(6)
Debt extinguishment costs	—	—	—	21
Gain on sale of previously closed Oregon mill site	—	—	(9)	—
Overhead cost reduction initiative	—	—	21	—
Other items	—	1	—	3
Non-operating pension expense	10	8	9	9
Total	$31	$173	$105	$145

(b)	Includes the following tax expenses (benefits):

	2019
In millions	Q1	Q2	Q3	Q4
Luxembourg statutory tax rate change	$—	$9	$—	$—
State income tax legislative changes	—	(3)	—	—
Foreign tax audits	—	3	—	—
Internal investment restructuring	—	—	—	(53)
Foreign deferred tax valuation allowance	—	—	—	203
Tax impact of other special items	(6)	(5)	(14)	(28)
Tax impact of non-operating pension expense	(2)	(2)	(2)	(2)
Total	$(8)	$2	$(16)	$120

(c)
Includes allocation of loss to noncontrolling interest of $7 million and $2 million for the three months ended June 30, 2019 and September 30, 2019, respectively, associated with the impairment of the net assets of our India Papers business.

(d)	Includes the following pre-tax charges (gains):

	2018
In millions	Q1	Q2	Q3	Q4
Smurfit-Kappa acquisition proposal costs	$—	$12	$—	$—
Legal settlement	9	—	—	—
Litigation settlement recovery	—	—	—	(5)
Environmental remediation reserve adjustment	—	—	9	—
EMEA Packaging business optimization	22	26	—	(1)
Abandoned property removal	9	9	6	8
Riverdale mill conversion costs	—	—	5	4
Brazil Packaging impairment	—	—	122	—
Debt extinguishment costs	—	—	—	10
Gain on sale of investment in Liaison Technologies	—	—	—	(31)
Non-operating pension expense	4	36	25	429
Total	$44	$83	$167	$414

(e)	Includes the following pre-tax charges (gains):

	2018
In millions	Q1	Q2	Q3	Q4
North American Consumer Packaging transaction costs	$23	$2	$—	$—
North American Consumer Packaging gain on transfer	(516)	28	—	—
Total	$(493)	$30	$—	$—

(f)	Includes the following tax expenses (benefits):

	2018
In millions	Q1	Q2	Q3	Q4
State income tax legislative changes	$—	$9	$—	$—
Tax benefit of Tax Cuts and Jobs Act	—	—	(36)	—
Internal investment restructuring	—	—	—	19
Foreign tax audits	—	—	—	25
Tax impact of other special items	(9)	(13)	(46)	3
Tax impact of non-operating pension expense	(1)	(9)	(6)	(107)
Total	$(10)	$(13)	$(88)	$(60)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2019, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

The Company completed the acquisitions of four packaging businesses located in Portugal (Ovar), France (Torigni and Cabourg), and Spain (Tavernes de la Valldigna and Montblanc) over the course of 2019. Due to the timing of these acquisitions, we have excluded these businesses from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2019, sales and assets for these businesses represented approximately 0.4% of net sales and 0.6% of total assets.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Item 8. Financial Statements and Supplementary Data on pages 37 and 38 of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission (SEC) within 120 days of the close of our fiscal year. The Audit and Finance

Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 4 through 6 in Part I of this Form 10-K under the caption, “Information About Our Executive Officers.”
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

A description of applicable information with respect to certain relationships and related transactions and director independence matters, is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year.

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

Additional Financial Data
2019, 2018 and 2017

(2.1)
Transaction Agreement, dated October 23, 2017, by and among the Company, Graphic Packaging Holding Company, Gazelle Newco LLC and Graphic Packaging International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2017).

(3.1)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of the Company, as amended through February 9, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 8, 2016).

(4.1)
Indenture, dated as of April 12, 1999, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 16, 2000).

(4.2)
Supplemental Indenture (including the form of Notes), dated as of June 4, 2008, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 4, 2008).

(4.3)
Supplemental Indenture (including the form of Notes), dated as of May 11, 2009, between International Paper Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 11, 2009).

(4.4)
Supplemental Indenture (including the form of Notes), dated as of August 10, 2009, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 10, 2009).

(4.5)
Supplemental Indenture (including the form of Notes), dated as of December 7, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 7, 2009).

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

(4.12)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(4.13)	Description of Securities.*

(10.1)
Amended and Restated 2009 Incentive Compensation Plan (ICP) (corrected version of a previously filed exhibit) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). +

(10.2)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.3)	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.4)	Form of Restricted Stock Unit Award Agreement (cash settled) (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.5)	Form of Restricted Stock Unit Award Agreement (stock settled) (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.6)	Form of Performance Share Plan award certificate (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.7)	Pension Restoration Plan for Salaried Employees (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009). +

(10.8)	Amendment Number One to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013.* +

(10.9)	Amendment Number Two to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013.* +

(10.10)	Amendment Number Three to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2015.* +

(10.11)	Amendment Number Four to the International Paper Pension Restoration Plan for Salaried Employees effective July 1, 2014.* +

(10.12)	Amendment Number Five to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2019.* +

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

(10.20)	Amendment No. 7 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective July 12, 2016.* +

(10.21)	Amendment No. 8 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective January 1, 2019.* +

(10.22)
Amendment No. 9 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. †

(10.23)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.24)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.25)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all but one named executive officer) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.26)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents (one named executive officer) elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.27)	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.28)	Board Policy on Severance Agreements with Senior Executives (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.29)	Board Policy on Change of Control Agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 18, 2005). +

(10.30)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.31)
Five-Year Credit Agreement dated as of December 12, 2016, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 6, 2017).

(10.32)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). †

(10.33)
Credit Agreement, dated December 8, 2017, by and among the Company, Bank of America, N.A. and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 12, 2017).

(10.34)
Commitment Agreement, dated September 25, 2018, between International Paper Company and Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.27 to the Company's Annual Reoprt on Form 10-K for the fiscal year ended December 31, 2018). * +

(21)	Subsidiaries and Joint Ventures.*

(23.1)	Consent of Independent Registered Public Accounting Firm. *

(23.2)	Consent of Independent Auditors. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019). *

(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Tim S. Nicholls, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(99.1)	Audited Financial Statements for Ilim S.A. and its subsidiaries as of and for the year ended December 31, 2019 and 2018. *

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

+ Management contract or compensatory plan or arrangement.
* Filed herewith
** Furnished herewith
† Confidential treatment has been granted for certain information pursuant to Rule 24b-2 under the Securities Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

By:	/S/ SHARON R. RYAN	February 19, 2020
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 19, 2020
Mark S. Sutton

/S/ WILLIAM J. BURNS	Director	February 19, 2020
Willliam J. Burns

/S/ CHRISTOPHER M. CONNOR	Director	February 19, 2020
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 19, 2020
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 19, 2020
Ilene S. Gordon

/S/ ANDERS GUSTAFSSON	Director	February 19, 2020
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 19, 2020
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 19, 2020
Clinton A. Lewis, Jr.

/S/ KATHRYN D. SULLIVAN	Director	February 19, 2020
Kathryn D. Sullivan

/S/ J. STEVEN WHISLER	Director	February 19, 2020
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 19, 2020
Ray G. Young

/S/ TIMOTHY S. NICHOLLS	Senior Vice President and Chief Financial Officer	February 19, 2020
Timothy S. Nicholls

/S/ VINCENT P. BONNOT	Vice President – Finance and Controller	February 19, 2020
Vincent P. Bonnot

APPENDIX I
2019 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Rome, Georgia	Stockton, California
	Savannah, Georgia	Tracy, California
Uncoated Papers	Cayuga, Indiana	Golden, Colorado
U.S.:	Cedar Rapids, Iowa	Wheat Ridge, Colorado
Selma, Alabama (Riverdale Mill)	Henderson, Kentucky	Putnam, Connecticut
Ticonderoga, New York	Maysville, Kentucky	Orlando, Florida
Eastover, South Carolina	Bogalusa, Louisiana	Plant City, Florida
Georgetown, South Carolina	Campti, Louisiana	Tampa, Florida leased
Sumter, South Carolina	Mansfield, Louisiana	Columbus, Georgia
	Vicksburg, Mississippi	Forest Park, Georgia
International:	Valliant, Oklahoma	Griffin, Georgia
Luiz Antônio, São Paulo, Brazil	Springfield, Oregon	Kennesaw, Georgia leased
Mogi Guacu, São Paulo, Brazil	Orange, Texas	Lithonia, Georgia
Três Lagoas, Mato Grosso do Sul, Brazil		Savannah, Georgia
Saillat, France	International:	Tucker, Georgia
Kadiam, India [2]	Franco da Rocha, São Paulo, Brazil	Aurora, Illinois (3 locations)
Rajahmundry, India [2]	Nova Campina, São Paulo, Brazil	Bedford Park, Illinois (2 locations) 1 leased
Kwidzyn, Poland	Paulinia, São Paulo, Brazil	Belleville, Illinois
Svetogorsk, Russia	Veracruz, Mexico	Carol Stream, Illinois
	Kenitra, Morocco	Des Plaines, Illinois
GLOBAL CELLULOSE FIBERS	Madrid, Spain	Lincoln, Illinois
Montgomery, Illinois
Pulp	Corrugated Container	Northlake, Illinois
U.S.:	U.S.:	Rockford, Illinois
Cantonment, Florida (Pensacola Mill)	Bay Minette, Alabama	Butler, Indiana
Flint River, Georgia	Decatur, Alabama	Crawfordsville, Indiana
Port Wentworth, Georgia	Dothan, Alabama leased	Fort Wayne, Indiana
Columbus, Mississippi	Huntsville, Alabama	Indianapolis, Indiana (2 locations)
New Bern, North Carolina	Conway, Arkansas	Saint Anthony, Indiana
Riegelwood, North Carolina	Fort Smith, Arkansas (2 locations)	Tipton, Indiana
Eastover, South Carolina	Russellville, Arkansas (2 locations)	Cedar Rapids, Iowa
Georgetown, South Carolina	Tolleson, Arizona	Waterloo, Iowa
Franklin, Virginia	Yuma, Arizona	Garden City, Kansas
	Anaheim, California	Kansas City, Kansas
International:	Buena Park, California leased	Bowling Green, Kentucky
Grande Prairie, Alberta, Canada	Camarillo, California	Lexington, Kentucky
Saillat, France	Carson, California	Louisville, Kentucky
Gdansk, Poland	Cerritos, California leased	Walton, Kentucky
Kwidzyn, Poland	Compton, California	Bogalusa, Louisiana
Svetogorsk, Russia	Elk Grove, California	Lafayette, Louisiana
	Exeter, California	Shreveport, Louisiana
INDUSTRIAL PACKAGING	Gilroy, California (2 locations)	Springhill, Louisiana
	Los Angeles, California	Auburn, Maine
Containerboard	Modesto, California	Three Rivers, Michigan
U.S.:	Ontario, California	Arden Hills, Minnesota
Pine Hill, Alabama	Salinas, California	Austin, Minnesota
Prattville, Alabama	Sanger, California	Fridley, Minnesota
Cantonment, Florida (Pensacola Mill)	Santa Fe Springs, California (2 locations)	Minneapolis, Minnesota leased

Shakopee, Minnesota	Laurens, South Carolina	San Jose Iturbide, Mexico
White Bear Lake, Minnesota	Lexington, South Carolina	Santa Catarina, Mexico
Houston, Mississippi	Ashland City, Tennessee leased	Silao, Mexico
Jackson, Mississippi	Cleveland, Tennessee	Toluca, Mexico
Magnolia, Mississippi leased	Elizabethton, Tennessee leased	Villa Nicolas Romero, Mexico [1]
Olive Branch, Mississippi	Morristown, Tennessee	Zapopan, Mexico
Fenton, Missouri	Murfreesboro, Tennessee	Agadir, Morocco
Kansas City, Missouri	Amarillo, Texas	Casablanca, Morocco
Maryland Heights, Missouri	Carrollton, Texas (2 locations)	Tangier, Morocco
North Kansas City, Missouri leased	Edinburg, Texas	Ovar, Portugal
St. Joseph, Missouri	El Paso, Texas	Barcelona, Spain
St. Louis, Missouri	Ft. Worth, Texas leased	Bilbao, Spain
Omaha, Nebraska	Grand Prairie, Texas	Gandia, Spain
Barrington, New Jersey	Hidalgo, Texas	Las Palmas, Spain
Bellmawr, New Jersey	McAllen, Texas	Madrid, Spain
Milltown, New Jersey	San Antonio, Texas (2 locations)	Montblanc, Spain
Spotswood, New Jersey	Sealy, Texas	Tavernes de la Valldigna, Spain
Thorofare, New Jersey	Waxahachie, Texas	Tenerife, Spain
Binghamton, New York	Lynchburg, Virginia	Adana, Turkey
Buffalo, New York	Petersburg, Virginia	Bursa, Turkey
Rochester, New York	Richmond, Virginia	Corlu, Turkey [4]
Scotia, New York	Moses Lake, Washington	Corum, Turkey
Utica, New York	Olympia, Washington	Gebze, Turkey
Charlotte, North Carolina (2 locations) 1 leased	Yakima, Washington	Izmir, Turkey
Lumberton, North Carolina	Fond du Lac, Wisconsin
Manson, North Carolina	Manitowoc, Wisconsin	Recycling
Newton, North Carolina		U.S.:
Statesville, North Carolina	International:	Phoenix, Arizona
Byesville, Ohio	Manaus, Amazonas, Brazil	Fremont, California
Delaware, Ohio	Paulinia, São Paulo, Brazil	Norwalk, California
Eaton, Ohio	Rio Verde, Goias, Brazil	West Sacramento, California
Madison, Ohio	Suzano, São Paulo, Brazil	Itasca, Illinois
Marion, Ohio	Rancagua, Chile	Des Moines, Iowa
Marysville, Ohio leased	Arles, France	Wichita, Kansas
Middletown, Ohio	Cabourg, France	Roseville, Minnesota
Mt. Vernon, Ohio	Chalon-sur-Saone, France	Omaha, Nebraska
Newark, Ohio	Creil, France [3]	Charlotte, North Carolina
Streetsboro, Ohio	LePuy, France (Espaly Box Plant)	Beaverton, Oregon
Wooster, Ohio	Mortagne, France	Springfield, Oregon leased
Oklahoma City, Oklahoma	Saint Amand, France	Carrollton, Texas
Beaverton, Oregon (3 locations)	Guadeloupe, French West Indies	Salt Lake City, Utah
Hillsboro, Oregon	Bellusco, Italy	Richmond, Virginia
Portland, Oregon	Catania, Italy	Kent, Washington
Salem, Oregon leased	Pomezia, Italy
Biglerville, Pennsylvania (2 locations)	San Felice, Italy	International:
Eighty-four, Pennsylvania	Apodaco (Monterrey), Mexico leased	Monterrey, Mexico leased
Hazleton, Pennsylvania	Ixtaczoquitlan, Mexico	Xalapa, Veracruz, Mexico leased
Kennett Square, Pennsylvania	Juarez, Mexico leased
Lancaster, Pennsylvania	Los Mochis, Mexico
Mount Carmel, Pennsylvania	Puebla, Mexico leased
Georgetown, South Carolina	Reynosa, Mexico

Bags
U.S.:
Buena Park, California
Beaverton, Oregon
Grand Prairie, Texas

Coated Paperboard
International:
Kwidzyn, Poland
Svetogorsk, Russia

DISTRIBUTION

IP Asia
International:
Guangzhou, China leased
Hong Kong, China leased
Shanghai, China leased
Japan leased
Korea leased
Singapore leased

FOREST RESOURCES
International:
Approximately 329,400 acres
in Brazil

1) Closed July 2019
2) Sold October 2019
3) Sold March 2019
4) Closed April 2019

APPENDIX II
2019 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	Total
Industrial Packaging
Containerboard (a)	13,507	302	364	14,173
Coated Paperboard	—	443	—	443
Total Industrial Packaging	13,507	745	364	14,616
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,988	268	489	3,745
Printing Papers
Uncoated Freesheet & Bristols (b)	1,959	1,152	1,135	4,246
Newsprint	—	96	—	96
Total Printing Papers	1,959	1,248	1,135	4,342

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.
(b) In addition to Uncoated Freesheet and Bristols, includes bleached multiwall bag and plate.

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	329
We have harvesting rights in:
Russia	862

Total	1,191

A-4