Form 10-Q
period 2020-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2020-07-31
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
 _________________________________________
Commission File Number 001-03157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue, Memphis, Tennessee	38197
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (901) 419-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	IP	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 24, 2020 was 393,092,857.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales	$4,866	$5,667	$10,218	$11,310
Costs and Expenses
Cost of products sold	3,427	3,901	7,173	7,830
Selling and administrative expenses	332	402	750	815
Depreciation, amortization and cost of timber harvested	312	321	635	636
Distribution expenses	365	384	772	773
Taxes other than payroll and income taxes	41	43	85	86
Restructuring and other charges, net	18	—	26	—
Net (gains) losses on sales and impairments of businesses	8	152	352	145
Net (gains) losses on sales of equity method investments	—	—	(33)	—
Interest expense, net	116	122	233	255
Non-operating pension expense (income)	(14)	8	(20)	18
Earnings (Loss) Before Income Taxes and Equity Earnings	261	334	245	752
Income tax provision (benefit)	67	128	161	234
Equity earnings (loss), net of taxes	72	80	41	194
Net Earnings (Loss)	266	286	125	712
Less: Net earnings (loss) attributable to noncontrolling interests	—	(6)	—	(4)
Net Earnings (Loss) Attributable to International Paper Company	$266	$292	$125	$716
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.67	$0.74	$0.32	$1.80
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.67	$0.73	$0.32	$1.78
Average Shares of Common Stock Outstanding – assuming dilution	393.1	398.2	394.0	401.4
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Earnings (Loss)	$266	$286	$125	$712
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	39	40	85	81
Change in cumulative foreign currency translation adjustment	57	61	(487)	73
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	4	(30)	4
Reclassification adjustment for (gains) losses included in net earnings (loss)	9	—	20	1
Total Other Comprehensive Income (Loss), Net of Tax	105	105	(412)	159
Comprehensive Income (Loss)	371	391	(287)	871
Net (earnings) loss attributable to noncontrolling interests	—	6	—	4
Other comprehensive (income) loss attributable to noncontrolling interests	1	—	2	—
Comprehensive Income (Loss) Attributable to International Paper Company	$372	$397	$(285)	$875
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$847	$511
Accounts and notes receivable, net	3,060	3,280
Contract assets	401	393
Inventories	2,010	2,208
Assets held for sale	112	—
Other current assets	169	247
Total Current Assets	6,599	6,639
Plants, Properties and Equipment, net	12,586	13,004
Forestlands	293	391
Investments	1,407	1,721
Financial Assets of Variable Interest Entities (Note 16)	7,098	7,088
Goodwill	3,304	3,347
Right of Use Assets	425	434
Deferred Charges and Other Assets	807	847
Total Assets	$32,519	$33,471
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$33	$168
Current nonrecourse financial liabilities of variable interest entities (Note 16)	4,220	4,220
Accounts payable	2,206	2,423
Accrued payroll and benefits	406	466
Liabilities held for sale	368	—
Other current liabilities	1,097	1,369
Total Current Liabilities	8,330	8,646
Long-Term Debt	9,432	9,597
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,089	2,085
Deferred Income Taxes	2,654	2,633
Pension Benefit Obligation	1,472	1,578
Postretirement and Postemployment Benefit Obligation	249	270
Long-Term Lease Obligations	294	304
Other Liabilities	939	640
Equity
Common stock, $1 par value, 2020 – 448.9 shares and 2019 – 448.9 shares	449	449
Paid-in capital	6,283	6,297
Retained earnings	8,123	8,408
Accumulated other comprehensive loss	(5,149)	(4,739)
	9,706	10,415
Less: Common stock held in treasury, at cost, 2020 – 55.8 shares and 2019 – 56.8 shares	2,649	2,702
Total International Paper Shareholders’ Equity	7,057	7,713
Noncontrolling interests	3	5
Total Equity	7,060	7,718
Total Liabilities and Equity	$32,519	$33,471
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net earnings (loss)	$125	$712
Depreciation, amortization and cost of timber harvested	635	636
Deferred income tax provision (benefit), net	12	50
Restructuring and other charges, net	26	—
Net (gains) losses on sales and impairments of businesses	352	145
Net (gains) losses on sales of equity method investments	(33)	—
Equity method dividends received	151	251
Equity (earnings) losses, net	(41)	(194)
Periodic pension expense, net	16	47
Other, net	109	55
Changes in current assets and liabilities
Accounts and notes receivable	74	48
Contract assets	(11)	(4)
Inventories	65	48
Accounts payable and accrued liabilities	(37)	2
Interest payable	—	1
Other	96	3
Cash Provided By (Used For) Operations	1,539	1,800
Investment Activities
Invested in capital projects, net of insurance recoveries	(538)	(628)
Acquisitions, net of cash acquired	(64)	(99)
Proceeds from sales of businesses, net of cash divested	—	17
Proceeds from sales of equity method investments	250	—
Proceeds from sale of fixed assets	3	4
Other	15	(9)
Cash Provided By (Used For) Investment Activities	(334)	(715)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(41)	(460)
Issuance of debt	579	444
Reduction of debt	(917)	(452)
Change in book overdrafts	(10)	(14)
Dividends paid	(403)	(398)
Other	(25)	4
Cash Provided By (Used For) Financing Activities	(817)	(876)
Cash Included in Assets Held for Sale	(13)	(21)
Effect of Exchange Rate Changes on Cash	(39)	10
Change in Cash and Temporary Investments	336	198
Cash and Temporary Investments
Beginning of period	511	589
End of period	$847	$787

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

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the possibility of development of a vaccine; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. As a result, we are unable to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but developments related to COVID-19 are significantly adversely affecting our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or continue to deteriorate.

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

	Three Months Ended June 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,065	$534	$263	$44	$3,906
EMEA	379	60	219	(6)	652
Pacific Rim and Asia	16	11	6	7	40
Americas, other than U.S.	173	—	95	—	268
Total	$3,633	$605	$583	$45	$4,866

Operating Segments
North American Industrial Packaging	$3,241	$—	$—	$—	$3,241
EMEA Industrial Packaging	297	—	—	—	297
Brazilian Industrial Packaging	42	—	—	—	42
European Coated Paperboard	84	—	—	—	84
Global Cellulose Fibers	—	605	—	—	605
North American Printing Papers	—	—	265	—	265
Brazilian Papers	—	—	108	—	108
European Papers	—	—	209	—	209
Indian Papers	—	—	—	—	—
Intra-segment Eliminations	(31)	—	1	—	(30)
Corporate & Inter-segment Sales		—	—	45	45
Total	$3,633	$605	$583	$45	$4,866

(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$6,195	$1,028	$707	$102	$8,032
EMEA	819	116	521	(8)	1,448
Pacific Rim and Asia	28	29	14	10	81
Americas, other than U.S.	410	—	249	(2)	657
Total	$7,452	$1,173	$1,491	$102	$10,218

Operating Segments
North American Industrial Packaging	$6,596	$—	$—	$—	$6,596
EMEA Industrial Packaging	647	—	—	—	647
Brazilian Industrial Packaging	96	—	—	—	96
European Coated Paperboard	176	—	—	—	176
Global Cellulose Fibers	—	1,173	—	—	1,173
North American Printing Papers	—	—	711	—	711
Brazilian Papers	—	—	284	—	284
European Papers	—	—	496	—	496
Indian Papers	—	—	—	—	—
Intra-segment Eliminations	(63)	—	—	—	(63)
Corporate & Inter-segment Sales		—	—	102	102
Total	$7,452	$1,173	$1,491	$102	$10,218

(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,205	$551	$474	$58	$4,288
EMEA	420	64	341	(5)	820
Pacific Rim and Asia	12	46	61	2	121
Americas, other than U.S.	227	—	212	(1)	438
Total	$3,864	$661	$1,088	$54	$5,667

Operating Segments
North American Industrial Packaging	$3,414	$—	$—	$—	$3,414
EMEA Industrial Packaging	331	—	—	—	331
Brazilian Industrial Packaging	58	—	—	—	58
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	661	—	—	661
North American Printing Papers	—	—	486	—	486
Brazilian Papers	—	—	240	—	240
European Papers	—	—	321	—	321
Indian Papers	—	—	53	—	53
Intra-segment Eliminations	(31)	—	(12)	—	(43)
Corporate & Inter-segment Sales	—	—	—	54	54
Total	$3,864	$661	$1,088	$54	$5,667

(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,351	$1,121	$962	$118	$8,552
EMEA	848	145	671	(7)	1,657
Pacific Rim and Asia	30	84	120	6	240
Americas, other than U.S.	467	—	400	(6)	861
Total	$7,696	$1,350	$2,153	$111	$11,310

Operating Segments
North American Industrial Packaging	$6,790	$—	$—	$—	$6,790
EMEA Industrial Packaging	670	—	—	—	670
Brazilian Industrial Packaging	115	—	—	—	115
European Coated Paperboard	183	—	—	—	183
Global Cellulose Fibers	—	1,350	—	—	1,350
North American Printing Papers	—	—	982	—	982
Brazilian Papers	—	—	455	—	455
European Papers	—	—	630	—	630
Indian Papers	—	—	106	—	106
Intra-segment Eliminations	(62)	—	(20)	—	(82)
Corporate & Inter-segment Sales	—	—	—	111	111
Total	$7,696	$1,350	$2,153	$111	$11,310

(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $26 million and $56 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2020 and 2019 is provided below:

	Three Months Ended June 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,252	$8,062	$(5,255)	$2,651	$6,857	$4	$6,861
Issuance of stock for various plans, net	—	2	—	—	(2)	4	—	4
Common stock dividends ($0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Transactions of equity method investees	—	29	—	—	—	29	—	29
Comprehensive income (loss)	—	—	266	106	—	372	(1)	371
Ending Balance, June 30	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060

	Six Months Ended June 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(49)	—	—	(94)	45	—	45
Repurchase of stock	—	—	—	—	41	(41)	—	(41)
Common stock dividends ($1.0250 per share)	—	—	(408)	—	—	(408)	—	(408)
Transactions of equity method investees	—	35	—	—	—	35	—	35
Comprehensive income (loss)	—	—	125	(410)	—	(285)	(2)	(287)
Ending Balance, June 30	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060

	Three Months Ended June 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,159	$8,211	$(4,975)	$2,398	$7,446	$23	$7,469
Issuance of stock for various plans, net	—	34	—	—	(1)	35	—	35
Repurchase of stock	—	—	—	—	231	(231)	—	(231)
Common stock dividends ($0.5000 per share)	—	—	(201)	—	—	(201)	—	(201)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Comprehensive income (loss)	—	—	292	105	—	397	(6)	391
Ending Balance, June 30	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499

	Six Months Ended June 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(84)	—	—	(164)	80	—	80
Repurchase of stock	—	—	—	—	460	(460)	—	(460)
Common stock dividends ($1.0000 per share)	—	—	(408)	—	—	(408)	—	(408)
Transactions of equity method investees	—	33	—	—	—	33	—	33
Comprehensive income (loss)	—	—	716	159	—	875	(4)	871
Ending Balance, June 30	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,231)	$(2,402)	$(2,277)	$(1,916)
Reclassification of stranded tax effects	—	—	—	(527)
Amounts reclassified from accumulated other comprehensive income	39	40	85	81
Balance at end of period	(2,192)	(2,362)	(2,192)	(2,362)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(3,008)	(2,569)	(2,465)	(2,581)
Other comprehensive income (loss) before reclassifications	57	61	(487)	69
Amounts reclassified from accumulated other comprehensive income	—	—	—	4
Other comprehensive income (loss) attributable to noncontrolling interest	1	—	2	—
Balance at end of period	(2,950)	(2,508)	(2,950)	(2,508)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(16)	(4)	3	(3)
Other comprehensive income (loss) before reclassifications	—	4	(30)	4
Reclassification of stranded tax effects	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive income	9	—	20	1
Balance at end of period	(7)	—	(7)	—
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(5,149)	$(4,870)	$(5,149)	$(4,870)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2020 and 2019:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	$(3)	$(10)	$(6)	(a)	Non-operating pension expense
Actuarial gains (losses)	(47)	(50)	(103)	(102)	(a)	Non-operating pension expense
Total pre-tax amount	(52)	(53)	(113)	(108)
Tax (expense) benefit	13	13	28	27
Net of tax	(39)	(40)	(85)	(81)
Reclassification of stranded tax effects	—	—	—	527		Retained Earnings
Total, net of tax	(39)	(40)	(85)	446

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	—	—	(4)		Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	—	—	(4)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(14)	—	(31)	(1)	(b)	Cost of products sold
Total pre-tax amount	(14)	—	(31)	(1)
Tax (expense)/benefit	5	—	11	—
Net of tax	(9)	—	(20)	(1)
Reclassification of stranded tax effects	—	—	—	2		Retained Earnings
Total, net of tax	(9)	—	(20)	1
Total reclassifications for the period	$(48)	$(40)	$(105)	$443

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).
(b)This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 18 for additional details).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2020	2019	2020	2019
Earnings (loss) attributable to International Paper Company common shareholders	$266	$292	$125	$716
Weighted average common shares outstanding	393.1	396.1	392.9	398.3
Effect of dilutive securities
Restricted performance share plan	—	2.1	1.1	3.1
Weighted average common shares outstanding – assuming dilution	393.1	398.2	394.0	401.4
Basic earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.67	$0.74	$0.32	$1.80
Diluted earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.67	$0.73	$0.32	$1.78

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2020: During the three months ended June 30, 2020, the Company recorded an $18 million pre-tax charge in Corporate related to early debt extinguishment costs.

During the three months ended March 31, 2020, the Company recorded an $8 million pre-tax charge in Corporate related to early debt extinguishment costs.

2019: There were no restructuring and other charges recorded during the three months and six months ended June 30, 2019.

NOTE 8 - ACQUISITIONS

2020: In May 2020, the Company increased its noncontrolling interest in an entity that produces corrugated sheets. The equity purchase price was $64 million. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company will account for its interest as an equity method investment.

2019: On June 28, 2019, the Company closed on the previously announced acquisition of two packaging businesses located in Portugal (Ovar) and France (Torigni and Cabourg) from DS Smith Packaging. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $81 million at June 30, 2019 exchange rates).

The following table summarizes the final fair value assigned to assets and liabilities acquired as of June 28, 2019:

In millions
Cash and temporary investments	$2
Accounts and notes receivable	22
Inventory	8
Plants, properties and equipment	37
Goodwill	27
Intangible assets	14
Right of use assets	3
Deferred charges and other assets	2
Total assets acquired	$115
Short-term debt	$2
Accounts payable and accrued liabilities	17
Other current liabilities	5
Deferred income taxes	4
Long-term debt	1
Postretirement and postemployment benefit obligation	3
Long-term lease obligations	2
Total liabilities assumed	34
Net assets acquired	$81

Pro forma information has not been included as it is impracticable to obtain the information due to the lack of availability of historical U.S. GAAP financial data. The results of the operations of these businesses do not have a material effect on the Company's condensed consolidated results of operations.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

2020: On March 29, 2020, the Company announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business for R$330 million (approximately $60.3 million using the June 30, 2020 exchange rate), with R$280 to be paid at closing and R$50 one year thereafter, subject to the final working capital adjustments. This business includes three containerboard mills and four box plants and the agreement follows International Paper's previously announced strategic review of the Brazilian Industrial Packaging business. This transaction is expected to close in the second half of 2020, subject to certain closing conditions and regulatory approvals.

In conjunction with the announced agreement, a preliminary pre-tax charge of $344 million ($337 million after taxes) was recorded during the first quarter of 2020. During the second quarter, the Company recorded an additional charge of $8 million ($6 million after taxes), which included a $5 million loss ($3 million after taxes) related to the change in the book value of the long-lived assets of the Brazilian Industrial Packaging business compared to their estimated fair value and a $3 million loss related to the change in cumulative foreign currency translation loss. These charges are included in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations and is included in the results for the Industrial Packaging segment.

At June 30, 2020, all assets and liabilities related to the Brazilian Industrial Packaging business are classified as current assets held for sale and current liabilities held for sale in the accompanying condensed consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of this business reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying condensed consolidated balance sheet.

In millions	June 30, 2020
Cash and temporary investments	$13
Accounts and notes receivable	35
Inventories	24
Other current assets	1
Plants, properties and equipment (net of impairment)	22
Deferred income taxes	13
Deferred charges and other assets	4
Total Assets Held for Sale	$112

Accounts payable and accrued liabilities	$32
Other liabilities	9
Impairment reserve (cumulative foreign currency translation)	327
Total Liabilities Held for Sale	$368

2019: On October 30, 2019, the Company closed the previously announced sale of its controlling interest in International Paper APPM Limited (APPM) to West Coast Paper Mills (WCPM). During the second quarter of 2020 the Company sold substantially all of its remaining investment and recorded a gain of $6 million. The fair value of the Company's remaining investment at June 30, 2020 is immaterial.

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $501 million and $335 million at June 30, 2020 and December 31, 2019, respectively.
Accounts and Notes Receivable

In millions	June 30, 2020	December 31, 2019
Accounts and notes receivable, net:
Trade	$2,772	$3,020
Other	288	260
Total	$3,060	$3,280

The allowance for expected credit losses was $85 million at June 30, 2020 and the allowance for doubtful accounts was $73 million at December 31, 2019. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate. While we have taken into account certain impacts of COVID-19 in connection with our estimate of the allowance for expected credit losses, it is reasonably possible that additional expected credit losses in excess of such allowance will occur in the coming months as the full extent of the COVID-19 impact becomes more apparent.

Inventories

In millions	June 30, 2020	December 31, 2019
Raw materials	$278	$298
Finished pulp, paper and packaging	1,039	1,192
Operating supplies	641	659
Other	52	59
Total	$2,010	$2,208

Plants, Properties and Equipment

Accumulated depreciation was $20.7 billion and $20.5 billion at June 30, 2020 and December 31, 2019, respectively. Depreciation expense was $293 million and $300 million for the three months ended June 30, 2020 and 2019, respectively, and $602 million and $597 million for the six months ended June 30, 2020 and 2019, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $50 million and $164 million at June 30, 2020 and December 31, 2019, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $30 million received during the six months ended June 30, 2020. There were no insurance recoveries received during the six months ended June 30, 2019.

Interest

Interest payments made during the six months ended June 30, 2020 and 2019 were $338 million and $375 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Interest expense	$156	$177	$319	$361
Interest income	40	55	86	106
Capitalized interest costs	9	9	18	14

Asset Retirement Obligations

The Company had recorded liabilities of $97 million and $96 million related to asset retirement obligations at June 30, 2020 and December 31, 2019, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 96 years. Total lease cost was $67 million and $63 million for the three months ended June 30, 2020 and 2019, respectively, and $134 million and $138 million for the six months ended June 30, 2020 and 2019, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets	$425	$434
Finance lease assets	Plants, properties and equipment, net (a)	96	103
Total leased assets		$521	$537
Liabilities
Current
Operating	Other current liabilities	$134	$134
Finance	Notes payable and current maturities of long-term debt	12	12
Noncurrent
Operating	Long-term lease obligations	294	304
Finance	Long-term debt	84	88
Total lease liabilities		$524	$538

(a)Finance leases are recorded net of accumulated amortization of $46 million and $40 million as of June 30, 2020 and December 31, 2019, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International Partners, LLC

The Company completed the transfer of its North American Consumer Packaging business in exchange for an initial 20.5% ownership interest (79,911,511 units) in Graphic Packaging International Partners, LLC (GPIP) in 2018. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. On January 29, 2020, the Company exchanged 15,150,784 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in a pre-tax gain of $33 million ($25 million after taxes) which was recorded in the first quarter of 2020. As of June 30, 2020, the Company's ownership interest in GPIP was 18.9%. The Company recorded equity earnings of $11 million and $14 million for the three months ended June 30, 2020 and 2019, respectively, and $18 million and $27 million for the six months ended June 30, 2020 and 2019, respectively. The Company received cash dividends from GPIP of $10 million and $12 million during the first six months of 2020 and 2019, respectively. The Company's investment in GPIP was $929 million and $1.1 billion at June 30, 2020 and December 31, 2019, respectively, which was $460 million and $529 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets, and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $60 million and $74 million for the three months ended June 30, 2020 and 2019, respectively, and $130 million and $143 million for the six months ended June 30, 2020 and 2019, respectively.

The Company continues to evaluate its investment in GPI relative to options available to further monetize this investment.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	June 30, 2020	December 31, 2019
Current assets	$2,043	$1,796
Noncurrent assets	5,615	5,482
Current liabilities	1,586	1,178
Noncurrent liabilities	3,459	3,244

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$1,611	$1,553	$3,210	$3,059
Gross profit	262	288	583	554
Income from continuing operations	81	105	57	200
Net income	81	105	57	200

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $63 million and $67 million for the three months ended June 30, 2020 and 2019, respectively, and $28 million and $168 million for the six months ended June 30, 2020 and 2019, respectively. The Company received cash dividends from the joint venture of $141 million and $239 million during the first six months of 2020 and 2019, respectively. At June 30, 2020 and December 31, 2019, the Company's investment in Ilim was $386 million and $508 million, respectively, which was $131 million and $136 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $39 million and $59 million for the three months ended June 30, 2020 and 2019, respectively, and $90 million and $112 million for the six months ended June 30, 2020 and 2019, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	June 30, 2020	December 31, 2019
Current assets	$608	$804
Noncurrent assets	2,676	2,813
Current liabilities	750	1,015
Noncurrent liabilities	2,006	1,844
Noncontrolling interests	17	16

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Net sales	$494	$594	$976	$1,213
Gross profit	210	304	405	640
Income from continuing operations	130	142	69	347
Net income	125	137	67	336

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-months ended June 30, 2020:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2020
Goodwill	$3,410		$52	$1,998	$5,460
Accumulated impairment losses	(296)		(52)	(1,765)	(2,113)
	3,114		—	233	3,347
Currency translation and other (a)	(2)		—	(43)	(45)
Goodwill additions/reductions	2	(b)	—	—	2
Accumulated impairment loss additions / reductions	—		—	—	—
Balance as of June 30, 2020
Goodwill	3,410		52	1,955	5,417
Accumulated impairment losses	(296)		(52)	(1,765)	(2,113)
Total	$3,114		$—	$190	$3,304

(a)Represents the effects of foreign currency translations.
(b)Reflects the goodwill for the acquisitions of Industrial Packaging box plants in EMEA.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$534	$272	$262	$560	$275	$285
Tradenames, patents and trademarks, and developed technology	170	109	61	170	102	68
Land and water rights	8	2	6	8	2	6
Software	25	24	1	26	25	1
Other	17	10	7	18	10	8
Total	$754	$417	$337	$782	$414	$368

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Amortization expense related to intangible assets	$16	$13	$26	$25

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $58 million and $97 million for the six months ended June 30, 2020 and 2019, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $68 million during the next 12 months.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $110 million in tax, and $350 million in interest, penalties, and fees as of June 30, 2020 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received unfavorable decisions in October 2018 and November 2019 from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act ("the CARES Act"). The CARES Act provides various types of economic relief for individuals and businesses due to the COVID-19 pandemic, including temporary corporate tax relief. We currently do not believe there to be a material impact to the income tax provision resulting from the CARES Act.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these matters to be approximately $189 million ($198 million undiscounted) in the aggregate as of June 30, 2020. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treating facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million at June 30, 2020. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, which may be incurred.

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

•Operable Unit 5, Area 1: In March 2016, the Company and other PRPs received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site known as Operable Unit 5, Area 1, and (ii) demanding reimbursement of EPA past costs totaling $37 million, including $19 million in past costs previously demanded by the EPA. The Company responded to the special notice letter. In December 2016, the EPA issued a unilateral administrative order to the Company and other PRPs to perform the remedy. The Company responded to the unilateral administrative order, agreeing to comply with the order subject to its sufficient cause defenses.

•Operable Unit 5, Area 2: In September 2017, the EPA issued a Record of Decision selecting the final remedy for a portion of the site known as Operable Unit 5, Area 2, but has not yet issued a special notice letter for implementing the remedy.

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. The Record of Decision establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the remedial design.

As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under with NCR would make payments of more than $100 million and perform work at the Site at an estimated cost of $135.7 million. The public comment period with respect to the proposed consent decree closed in February 2020 and we are awaiting the court's final decision.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. The proposed consent decree by NCR described above, if entered, would result in the termination of NCR's involvement in the appeal.
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
During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality (TCEQ), progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments, as of June 30, 2020, the Company has reserved the following amounts in relation to remediation at this site: (a) $10 million for the southern impoundment (this reserve was established in the quarter ended December 31, 2019); and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs ($41 million of this reserve was established in the quarter ended March 31, 2020).
Although key technical issues have been resolved, we still face significant challenges remediating the norther impoundment in a cost-efficient manner and without a release to the environment and therefore our discussions with the EPA on the best approach to remediation will continue. Because ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess or our recorded liability are possible. We are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability; however, we believe it is unlikely any adjustment would be material.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company.

The Company regularly conducts a comprehensive legal review of its asbestos liabilities and reviews recent and historical claims data. During the quarter ended June 30, 2020, we adjusted our estimated net liability associated with asbestos-related litigation concerning products sold by Champion International Corporation prior to our acquisition of Champion in 2000 to revise the time period associated with anticipated future claims through 2059, a commonly viewed end point when such claims are more predictable. We concluded the adjustment of $43 million to increase this net liability, which resulted in a liability of $75 million, net of estimated insurance recoveries, was not material to any period. As of June 30, 2020, the Company's total recorded liability with respect to pending and future asbestos-related claims was $114 million, net of estimated insurance recoveries.

While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe additional material losses are probable.
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

Contract

Signature: In August 2014, a lawsuit captioned Signature Industrial Services LLC et al. v. International Paper Company was filed in state court in Texas. The Signature lawsuit arises out of approximately $1 million in disputed invoices related to the installation of new equipment at the Company's Orange, Texas mill. In addition to the invoices in dispute, Signature and its president allege consequential damages arising from the Company's nonpayment of those invoices. The lawsuit was tried before a jury in Beaumont, Texas, in May 2017. On June 1, 2017, the jury returned a verdict awarding approximately $125 million in damages to the plaintiffs. The Court issued a judgment on December 14, 2017, awarding the plaintiffs a total of approximately $137 million in actual and consequential damages, fees, costs and pre-judgment interest, and awarding post-judgment interest. The Company appealed this judgment and, on April 30, 2020, the Court of Appeals for the Thirteenth District of Texas issued a decision affirming in part and reversing and rendering judgment in favor of the Company in part. The Court affirmed approximately $14.8 million of the judgment. Otherwise, the Court rendered judgment in favor of the Company on the remainder of the jury’s verdict. The Company continues to have strong bases by which to challenge the affirmed portions of the award and has presented those arguments on appeal to the Supreme Court of Texas. The plaintiffs have also appealed the decision of the appellate court. We do not expect that potential losses, if any, related to this lawsuit will be material.

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. We have determined that any related federal VAT refunds should be recognized when they are both probable and reasonably estimable. Based upon the best information available to us, we have determined that the amount of refund that is probable of being realized is limited to that determined by the tax authorities' narrow interpretation, for which we have recognized a receivable of $8 million as of June 30, 2020. It is possible that future court decisions and guidance from the tax authorities could expand the scope of the federal VAT refunds.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax, and other matters, some of which allege substantial monetary damages. See Note 14 for details regarding a tax matter. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2020, the fair value of the Timber Notes and Extension Loans was $4.94 billion and $4.27 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Revenue (a)	$23	$23	$47	$47
Expense (a)	32	32	64	64
Cash receipts (b)	—	—	47	47
Cash payments (c)	—	—	64	64

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of June 30, 2020, the fair value of the Timber Notes and Extension Loans was $2.25 billion and $2.09 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Revenue (a)	$12	$21	$28	$42
Expense (b)	12	20	28	41
Cash receipts (c)	11	16	23	32
Cash payments (d)	11	18	26	36

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three and six months ended June 30, 2020 and 2019, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three and six months ended June 30, 2020 and 2019, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2020, the Company had no borrowings outstanding under the program.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augments the Company's access to liquidity due to current macroeconomic conditions and supplements the Company's $1.5 billion five-year credit agreement expiring in December 2021. As of June 30, 2020, the Company had no borrowings outstanding under either the $750 million revolving credit agreement or the $1.5 billion credit agreement.

In April 2020, the Company's receivable securitization program was amended from an uncommitted financing arrangement to a committed financing arrangement with a borrowing limit up to $550 million based on eligible receivable balances that expires in April 2022. As of June 30, 2020, the Company had no borrowings outstanding under the program.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2020, we were in compliance with our debt covenants.

At June 30, 2020, the fair value of International Paper’s $9.5 billion of debt was approximately $11.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In July 2020, International Paper refinanced $122 million of industrial development bonds that now have interest rates ranging from 1.38% to 1.60% and maturity dates in 2025.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2020	December 31, 2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$242	$407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	—	475
Foreign exchange contracts	51	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	1	16
Foreign exchange contracts	—	7

During the first quarter of 2020, International Paper terminated its interest rate contracts in fair value hedging relationships. These contracts had a notional value of $700 million and an approximate fair value of $85 million at the time of termination. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is accounted for as a debt premium for the previously hedged debt. International Paper also terminated interest rate contracts in net investment hedging relationships with a notional value of $135 million during the first quarter of 2020. These contracts had an approximate fair value of
$8 million at the time of termination. During the second quarter of 2020, International Paper terminated interest rate contracts in net investment hedging relationships with a notional value of $340 million. These contracts had an approximate fair value of $25 million at the time of termination. Subsequent to the termination of the net investment hedges, the fair value is accounted for in other comprehensive income as cumulative translation adjustment for the previously hedged net investments.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$4	$(30)	$4
Total	$—	$4	$(30)	$4
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	$4	$(3)	$24	$(3)
Total	$4	$(3)	$24	$(3)

During the next 12 months, the amount of the June 30, 2020 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $6 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(9)	$—	$(20)	$(1)	Cost of products sold
Total	$(9)	$—	$(20)	$(1)

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$19	$38	$31	Interest expense, net
Debt	—	(19)	(38)	(31)	Interest expense, net
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$1	$—	$1	$—	Net (gains) losses on sales and impairments of businesses
Total	$1	$—	$1	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$—	$1	$(3)	$5	Cost of products sold
Foreign exchange contracts	—	1	—	1	Cost of products sold
Total	$—	$2	$(3)	$6

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$2		$10		$21		$4
Foreign exchange contracts- net investment	1		—		—		—
Interest rate contracts - net investment	—		11		—		—
Interest rate contracts - fair value	—		47		—		—
Total derivatives designated as hedging instruments	3		68		21		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		2		2
Foreign exchange contracts	—		—		—		1
Total derivatives not designated as hedging instruments	—		—		2		3
Total derivatives	$3	(a)	$68	(b)	$23	(c)	$7	(c)

(a)Included in Other current assets in the accompanying consolidated balance sheet.
(b)Includes $14 million recorded in Other current assets and $54 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)Included in Other current liabilities in the accompanying consolidated balance sheet.

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

NOTE 19 - RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all U.S. salaried and hourly and union employees who work at a participating business unit.

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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Service cost	$23	$16	$43	$34
Interest cost	98	110	196	220
Expected return on plan assets	(167)	(158)	(334)	(315)
Actuarial loss	46	49	101	100
Amortization of prior service cost	5	4	10	8
Net periodic pension expense	$5	$21	$16	$47

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2020 or 2019. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2020.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2020, 8.4 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Total stock-based compensation expense (selling and administrative)	$5	$36	$31	$63
Income tax benefits related to stock-based compensation	—	(1)	17	33

At June 30, 2020, $92 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

Performance Share Plan

During the first six months of 2020, the Company granted 2.2 million performance units at an average grant date fair value of $49.15.

NOTE 21 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.

Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) before income taxes and equity earnings, but including the impact of noncontrolling interests, excluding interest expense, net, corporate items, net, corporate net special items, business net special items and non-operating pension expense. In the fourth quarter of 2019, the Company changed its measure of business segment operating profits to exclude items considered by management to be unusual (business net special items) from the normal operations of the business segment. As a result, all prior periods have been restated to reflect the current measure.

Net sales by business segment for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Industrial Packaging	$3,633	$3,864	$7,452	$7,696
Global Cellulose Fibers	605	661	1,173	1,350
Printing Papers	583	1,088	1,491	2,153
Corporate and Intersegment Sales	45	54	102	111
Net Sales	$4,866	$5,667	$10,218	$11,310

Operating profit (loss) by business segment for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Industrial Packaging	$449	$515	$919	$936
Global Cellulose Fibers	(10)	—	(64)	35
Printing Papers	(11)	114	85	258
Business Segment Operating Profits	$428	$629	$940	$1,229

Earnings (loss) before income taxes and equity earnings	$261	$334	$245	$752
Interest expense, net	116	122	233	255
Noncontrolling interests adjustment	—	5	—	2
Corporate expenses, net	(3)	3	29	24
Corporate net special items	54	—	87	—
Business net special items	14	157	366	178
Non-operating pension expense (income)	(14)	8	(20)	18
Business Segment Operating Profits	$428	$629	$940	$1,229

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below or elsewhere in our Annual Report, particularly in "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report.
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $266 million ($0.67 per diluted share) in the second quarter of 2020, compared with $(141) million ($(0.36) per diluted share) in the first quarter of 2020 and $292 million ($0.73 per diluted share) in the second quarter of 2019. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders (a non-GAAP measure defined below) of $305 million ($0.77 per diluted share) in the second quarter of 2020, compared with $226 million ($0.57 per diluted share) in the first quarter of 2020 and $460 million ($1.15 per diluted share) in the second quarter of 2019.

During the second quarter 2020, International Paper delivered solid earnings and generated strong cash from operations while navigating the COVID-19 pandemic and its significant economic impact. Through the first half of 2020, we have generated $1.5 billion of cash from operations and $1 billion of free cash flow through strong commercial and operational performance, as well as outstanding cost management across all our businesses. During the second quarter, we continued to apply cash from operations consistent with our capital allocation framework, to maintain a strong balance sheet, return cash to shareowners and invest to create value.

Demand and recovery trends vary greatly by business and end-use consumer segment. Overall demand for corrugated packaging and fluff pulp continues to be resilient and outpace the economic backdrop. Our North America box shipments were flat in the second quarter compared to last year and we saw strong demand for fluff pulp. However, we’re experiencing a substantial decline in demand for printing papers across all geographic regions. Against this backdrop, our commercial teams are doing a tremendous job with our customers to ensure we understand and meet their rapidly changing needs. Our manufacturing and supply chain teams continue to leverage the scale and flexibility of our system to deliver strong operational performance and optimize costs, without incurring any material operational disruptions since the start of the pandemic. We are starting to see some recovery in our markets as economies around the world start to reopen; however, uncertainty regarding the duration and magnitude of the economic impact of COVID-19 persists. We will continue to navigate these uncertain times by staying focused on the health and well-being of our employees, taking care of our customers and ensuring the company has a strong financial foundation through each phase of the crisis.

Comparing performance in the second quarter 2020 to the first quarter 2020, price and mix was overall favorable, primarily driven by improved pricing on export containerboard in our North American Industrial Packaging and fluff pulp in our Global Cellulose Fibers businesses, both up from trough level prices. Volumes were lower compared to the first quarter 2020 with resilient demand for corrugated packaging and fluff pulp as we stepped down from an initial surge in demand in the second half of the first quarter. Printing Papers volume was substantially lower as COVID-19 containment efforts continued into the second quarter. Operations and costs were unfavorable although we were able to partially mitigate the impact of the current environment through effective cost management and delivering strong operational performance at our mills and converting facilities. By executing well in these areas, we partly offset the impact of significant economic downtime in our Printing Papers business. Maintenance outage costs were sequentially lower as the second quarter was the lowest maintenance outage quarter in 2020. Input costs were unfavorable as the higher recovered fiber costs that we experienced toward the end of the first quarter carried into the second quarter. These higher costs were partly offset by lower wood and energy costs. Corporate expense and taxes were favorable compared to the first quarter 2020, reflecting higher one-time costs for each in the prior quarter. Equity earnings were favorable even absent the $34 million non-cash foreign exchange gain primarily associated with foreign currency translation on Ilim’s US dollar denominated net debt.

Looking ahead to the third quarter 2020, in our Industrial Packaging business, we expect lower price and mix on the flow-through of prior price index movements in North America. Volume is expected to be stable relative to the second quarter. Operations and costs are expected to be negatively impacted by higher costs associated with the Riverdale mill start-up, higher seasonal costs in our North American box business and the non-repeat of favorable one-time items from the second quarter. Maintenance outage expense is expected to be higher moving from the second quarter low point while input costs are expected to be lower driven by lower recovered fiber costs. In our Global Cellulose Fibers business, we expect price and mix to improve following recent price index movements. Volume is expected to be sequentially lower while operations and costs are expected to negatively impact earnings. We expect increased maintenance outage expenses and increased input costs, driven by higher energy and chemical costs. In our Printing Papers business, we expect price and mix to be down, primarily due to export channels. Volume is expected to improve on initial demand recovery signals. Operations and costs are also expected to improve on better fixed cost absorption. Maintenance outage expenses are expected to increase while input costs are expected to remain stable. Lastly for our Ilim joint venture, we expect lower equity earnings on the non-repeat of the foreign currency gain on US denominated net debt recognized in the second quarter.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the possibility of development of a vaccine; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. As a result, we are unable to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but developments related to COVID-19 are significantly adversely affecting our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or continue to deteriorate.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings (loss) attributable to International Paper (a GAAP measure) excluding net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense (income) and items considered by management to be unusual from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most directly comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to shareholders to Adjusted Operating Earnings (Loss) attributable to shareholders.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2020	2019	2020
Net Earnings (Loss) Attributable to Shareholders	$266	$292	$(141)
Add Back - Non-operating pension expense (income)	(14)	8	(6)
Add Back - Net special items expense (income)	68	158	384
Income tax effect - Non-operating pension and net special items expense	(15)	2	(11)
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$305	$460	$226

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2020	2019	2020
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.67	$0.73	$(0.36)
Add Back - Non-operating pension expense (income) per share	(0.04)	0.02	(0.01)
Add Back - Net special items expense (income) per share	0.17	0.40	0.97
Income tax effect per share - Non-operating pension and net special items expense	(0.03)	—	(0.03)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.77	$1.15	$0.57

Cash provided by operations totaled $1.5 billion and $1.8 billion for the first six months of 2020 and 2019, respectively. The Company generated free cash flow of approximately $1.0 billion and $1.2 billion in the first six months of 2020 and 2019, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2020	2019
Cash provided by operations	$1,539	$1,800
Adjustments:
Cash invested in capital projects	(538)	(628)
Free Cash Flow	$1,001	$1,172

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

RESULTS OF OPERATIONS
For the second quarter of 2020, International Paper Company reported net sales of $4.9 billion, compared with $5.4 billion in the first quarter of 2020 and $5.7 billion in the second quarter of 2019.
Net earnings (loss) attributable to International Paper totaled $266 million, or $0.67 per diluted share, in the second quarter of 2020. This compared with $(141) million, or $(0.36) per diluted share, in the first quarter of 2020 and $292 million, or $0.73 per diluted share, in the second quarter of 2019.

Net Earnings (Loss) Attributable to International Paper Company
(after tax, in millions)

$300
$200
$100
$0
-$100
-$200
-$300
($141)
$22
($80)
($24)
($29)
$52
$25
$103
$1
$9
$322
$6
$266
Q1 2020
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2020

Compared with the first quarter of 2020, earnings benefited from higher average sales prices and a favorable mix ($22 million), lower mill maintenance outage costs ($52 million), lower corporate and other items ($25 million), lower net interest expense ($1 million), lower tax expense ($9 million) and lower non-operating pension expense ($6 million). These benefits were offset by lower sales volumes ($80 million), higher operating costs ($24 million) and higher raw material and freight costs ($29 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $103 million higher than in the first quarter of 2020. Net special items in the second quarter of 2020 were a loss of $50 million compared with a loss of $372 million in the first quarter of 2020.

Compared with the second quarter of 2019, the second quarter of 2020 reflects lower raw material and freight costs ($30 million), lower mill maintenance outage costs ($137 million), lower corporate and other costs ($4 million), lower net interest expense ($4 million) and lower non-operating pension expense ($17 million). These benefits were offset by lower average sales prices and an unfavorable mix ($221 million), lower sales volumes ($62 million), higher operating costs ($34 million) and higher tax expense ($5 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $8 million lower in the second quarter of 2020 than in the second quarter of 2019. Net special items in the second quarter of 2020 were a loss of $50 million compared with a loss of $162 million in the second quarter of 2019.
Business Segment Operating Profits are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business Segment Operating Profits are defined as earnings (loss) before income taxes and equity earnings, but including the impact of noncontrolling interests, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense. Business Segment Operating Profits is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280.

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	June 30,		March 31,
In millions	2020	2019	2020
Net Earnings (Loss) Attributable to International Paper Company	$266	$292	$(141)
Add back (deduct):
Income tax provision (benefit)	67	128	94
Equity (earnings) loss, net of taxes	(72)	(80)	31
Noncontrolling interests, net of taxes	—	(6)	—
Earnings (Loss) Before Income Taxes and Equity Earnings	261	334	(16)
Interest expense, net	116	122	117
Noncontrolling interests included in operations	—	5	—
Corporate expenses, net	(3)	3	32
Corporate net special items	54	—	33
Business net special items	14	157	352
Non-operating pension expense (income)	(14)	8	(6)
Adjusted Operating Profit	$428	$629	$512
Business Segment Operating Profit (Loss):
Industrial Packaging	$449	$515	$470
Global Cellulose Fibers	(10)	—	(54)
Printing Papers	(11)	114	96
Total Business Segment Operating Profit	$428	$629	$512

Business Segment Operating Profit

Total business segment operating profits were $428 million in the second quarter of 2020, $512 million in the first quarter of 2020 and $629 million in the second quarter of 2019.

Business Segment Operating Profit (in millions)
$600
$500
$400
$300
$200
$100
$0
$512
$31
$(113)
$(34)
$(41)
$73
$428
Q1 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2020

Compared with the first quarter of 2020, operating profits benefited from higher average sales prices and a favorable mix ($31 million) and lower mill outage costs ($73 million). These benefits were offset by lower sales volumes ($113 million), higher operating costs ($34 million) and higher raw material and freight costs ($41 million).

Business Segment Operating Profit (in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$629
$(295)
$(83)
$(46)
$40
$183
$428
Q2 2019
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2020

Compared with the second quarter of 2019, operating profits in the current quarter benefited from lower raw material and freight costs ($40 million) and lower mill outage costs ($183 million). These benefits were offset by lower average sales prices and an unfavorable mix ($295 million), lower sales volumes ($83 million) and higher operating costs ($46 million).

Economic-related downtime results from the amount of production required to meet our customer demand. Planned maintenance downtime is taken periodically throughout the year. The following table details North American planned maintenance and economic-related downtime:

In thousands of tons	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended March 31, 2020
Economic-related downtime	328	339	83
Maintenance downtime	51	303	170

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2020	2019	2020	2019
Industrial Packaging
Corrugated Packaging (b)	2,571	2,624	5,195	5,159
Containerboard	783	707	1,610	1,404
Recycling	512	625	928	1,234
Saturated Kraft	39	52	87	93
Gypsum/Release Kraft	48	49	104	100
Bleached Kraft	8	5	15	12
EMEA Packaging (b)	375	379	816	749
Brazilian Packaging (b)	83	91	173	176
European Coated Paperboard	95	102	206	206
Industrial Packaging	4,514	4,634	9,134	9,133
Global Cellulose Fibers (in thousands of metric tons) (c)	965	869	1,866	1,728
Printing Papers
U.S. Uncoated Papers	247	441	662	889
European and Russian Uncoated Papers	271	367	631	721
Brazilian Uncoated Papers	150	283	390	527
Indian Uncoated Papers	—	66	—	134
Printing Papers	668	1,157	1,683	2,271

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American, European and Brazilian volumes and internal sales to mills.
Income Taxes
An income tax provision of $67 million was recorded for the second quarter of 2020 and the reported effective income tax rate was 26%. Excluding a benefit of $18 million related to the tax effects of net special items and expense of $3 million related to the tax effects of non-operating pension expense, the effective income tax rate was 26% for the quarter.
An income tax provision of $94 million was recorded for the first quarter of 2020 and the reported effective income tax rate was (588)%. Excluding an expense of $12 million related to the tax effects of net special items and expense of $1 million related to the tax effects of non-operating pension expense, the effective income tax rate was 29% for the quarter.
An income tax provision of $128 million was recorded for the second quarter of 2019 and the reported effective income tax rate was 38%. Excluding an expense of $4 million related to the tax effects of net special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter.
Interest Expense
Net interest expense was $116 million in the second quarter of 2020, compared with $117 million in the first quarter of 2020 and $122 million in the second quarter of 2019.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months and six months ended are as follows:

	Three Months Ended
	June 30,						March 31,
	2020			2019			2020
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
Brazil Packaging impairment	$9	$7	(a)	$—	$—		$344	$337	(a)
Abandoned property removal	5	4	(b)	11	8	(b)	9	7	(b)
Riverdale mill conversion	—	—		1	1	(c)	1	1	(c)
India impairment	—	—		145	143	(c)	—	—
Foreign value-added tax refund accrual	—	—		—	—		(2)	(1)	(a)
Business Segments Total	14	11		157	152		352	344
Corporate
Asbestos litigation reserve adjustment	43	33		—	—		—	—
Debt extinguishment costs	18	13		—	—		8	6
Gain on sale of portion of investment in India	(6)	(6)		—	—		—	—
India investment fair value adjustment	—	—		—	—		17	17
Environmental remediation reserve adjustment	—	—		—	—		41	31
Gain on sale of portion of equity investment in Graphic Packaging	—	—		—	—		(33)	(25)
Other	(1)	(1)		1	1		(1)	(1)
Corporate Total	54	39		1	1		32	28
Total net special items	68	50		158	153		384	372
Non-operating pension expense (income)	(14)	(11)		8	6		(6)	(5)
Total net special items and non-operating pension expense (income)	$54	$39		$166	$159		$378	$367

(a) Recorded in the Industrial Packaging segment.
(b) Includes $3 million ($2 million after taxes), $6 million ($5 million after taxes) and $8 million ($6 million after taxes) for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively, recorded in the Industrial Packaging segment; $2 million (before and after taxes), $3 million ($2 million after taxes) and $2 million ($1 million after taxes) for the three months ended June 30, 2020, March 31, 2020, and June 30, 2019, respectively, recorded in the Global Cellulose Fibers segment; $1 million (before and after taxes) for the three months ended June 30, 2019, recorded in the Printing Papers segment.
(c) Recorded in the Printing Papers segment.
Net special items include the following tax expenses (benefits):

	Three Months Ended
	June 30,		March 31,
In millions	2020	2019	2020
Luxembourg tax law rate change	$—	$9	$—
State income tax legislative changes	—	(3)	—
Settlement of foreign tax audits	—	3	—
Total	$—	$9	$—

Details of net special items and non-operating pension expense for the six months ended are as follows:

	Six Months Ended
	June 30,
	2020			2019
In millions	Before Tax	After Tax		Before Tax	After Tax
Business Segments
Brazil Packaging impairment	$353	$344	(a)	$—	$—
Abandoned property removal	14	11	(b)	22	16	(b)
Riverdale mill conversion	1	1	(c)	2	2	(c)
Foreign value-added tax refund accrual	(2)	(1)	(a)	—	—
India impairment	—	—		145	143	(c)
Multi-employer pension plan exit liability	—	—		16	12	(a)
Gain on sale of EMEA Packaging box plant	—	—		(7)	(6)	(a)
Business Segments Total	366	355		178	167
Corporate
Asbestos litigation reserve adjustment	43	33		—	—
Debt extinguishment costs	26	19		—	—
Gain on sale of portion of investment in India	(6)	(6)		—	—
India investment fair value adjustment	17	17		—	—
Environmental remediation reserve adjustment	41	31		—	—
Gain on sale of portion of equity investment in Graphic Packaging	(33)	(25)		—	—
Other	(2)	(2)		1	1
Corporate Total	86	67		1	1
Total net special items	452	422		179	168
Non-operating pension expense (income)	(20)	(16)		18	14
Total net special items and non-operating pension expense (income)	$432	$406		$197	$182

(a) Recorded in the Industrial Packaging segment.
(b) Includes $9 million ($7 million after taxes) and $16 million ($12 million after taxes) for the six months ended June 30, 2020 and June 30, 2019, respectively, recorded in the Industrial Packaging segment; $5 million ($4 after taxes) and $5 million ($3 million after taxes) for the six months ended June 30, 2020 and June 30, 2019, respectively, recorded in the Global Cellulose Fibers segment; and $1 million (before and after taxes) for the six months ended June 30, 2019, recorded in the Printing Papers segment.
(c) Recorded in the Printing Papers segment.

Net special items include the following tax expenses (benefits):

	Six Months Ended
	June 30,
In millions	2020	2019
Luxembourg tax law rate change	$—	$9
State income tax legislative changes	—	(3)
Settlement of foreign tax audits	—	3
Total	$—	$9

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,633	$3,819	$7,452	$3,864	$3,832	$7,696
Operating Profit (Loss)	$449	$470	$919	$515	$421	$936

Industrial Packaging net sales for the second quarter of 2020 were 5% lower compared with the first quarter of 2020 and 6% lower compared with the second quarter of 2019. Operating profit was 4% lower in the second quarter of 2020 compared with the first quarter of 2020 and 13% lower compared with the second quarter of 2019.

North American Industrial Packaging	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,241	$3,355	$6,596	$3,414	$3,376	$6,790
Operating Profit (Loss)	$434	$437	$871	$515	$419	$934

(a)Includes intra-segment sales of $31 million for each of the three months ended June 30, 2020 and 2019; $32 million and $31 million for the three months ended March 31, 2020 and 2019, respectively; and $63 million and $62 million for the six months ended June 30, 2020 and 2019, respectively.
North American Industrial Packaging sales volumes in the second quarter of 2020 decreased compared to the first quarter of 2020, reflecting lower shipments for boxes and seasonally lower export containerboard volumes. There was one less shipping day in the second quarter of 2020 compared with the first quarter of 2020. The COVID-19 pandemic had a mixed impact on box demand reflecting strong growth in the eCommerce segment as online shopping has become a major spending channel for consumers. The shipping and distribution and chemicals and pharmaceuticals segments were also favorably impacted. Demand for fresh foods, durable and other non-durable segments was negatively impacted by COVID-19 restrictions and a pullback in discretionary spending. Total maintenance and economic downtime was about 10,000 tons lower in the second quarter of 2020 compared with the first quarter of 2020, primarily driven by maintenance downtime. Average sales margins were stable as lower average sales prices for boxes was offset by higher export containerboard prices. Operating costs were lower as both our box plants and mill system performed well and managed costs during the COVID-19 pandemic. Planned maintenance downtime costs were $34 million lower in the second quarter of 2020 compared with the first quarter of 2020. Input costs were higher, primarily for recovered fiber, partially offset by lower wood, energy and distribution costs. Earnings in the second quarter of 2020 benefited from insurance recoveries related to the Rome fire and Bogalusa recovery boiler event.
Compared with the second quarter of 2019, sales volumes were stable in the second quarter of 2020 as lower shipments for boxes reflecting the demand impacts of the COVID-19 pandemic, was mostly offset by higher export containerboard volumes. Total maintenance and economic downtime was about 371,000 tons lower in the second quarter of 2020, primarily driven by economic downtime. Export containerboard and box prices were significantly lower reflecting prior index movements throughout 2019 and early 2020. Operating costs were flat, driven by strong operational performance at our mills offset by inflation. Planned maintenance downtime costs were $80 million lower in the second quarter of 2020 compared with the second quarter of 2019. Input costs were flat as higher recovered fiber costs were offset by lower wood, energy and distribution costs. Earnings in the second quarter of 2020 benefited from insurance recoveries related to the Rome fire and Bogalusa recovery boiler event.
Entering the third quarter of 2020, sales volumes for boxes are expected to be stable. Demand continues to be mixed reflecting continued strong demand for eCommerce, protein, shipping and distribution and chemicals and pharmaceuticals offset by slower demand for fresh foods and durable and other non-durable goods. Export containerboard volumes are expected to be lower. Average sales margins for boxes are expected to be lower, slightly offset by higher export containerboard average sales margins. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $36 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be favorable primarily for recovered fiber.

EMEA Industrial Packaging	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$297	$350	$647	$331	$339	$670
Operating Profit (Loss)	$5	$10	$15	$(7)	$(15)	$(22)
EMEA Industrial Packaging sales volumes for boxes in the second quarter of 2020 were lower compared with the first quarter of 2020 in all regions, primarily driven by the demand impact and restriction of the COVID-19 pandemic particularly in non-essential industry segments. Lower seasonal box demand in Morocco also impacted volumes. Average sales margins improved in all regions driven by a sales price increase in Turkey and an improved mix as the fruit and vegetable segment was less impacted by the COVID-19 pandemic. Operating costs were higher reflecting higher distribution costs. Planned maintenance downtime costs were $1 million lower in the second quarter of 2020 compared with the first quarter of 2020. Input costs were stable. Earnings benefited from favorable foreign currency impacts in Morocco.

Compared with the second quarter of 2019, sales volumes in the second quarter of 2020 were lower, primarily due to the impacts of the COVID-19 pandemic partially offset by improved economic conditions in Turkey. Average sales margins improved significantly, reflecting stable sales prices for boxes and lower containerboard costs. Operating costs improved from the ramp-up of the Madrid mill and improved box plant operations. Earnings also benefited from the box plant acquisitions completed in the first half of 2019. There were no planned maintenance downtime outages in either the second quarter of 2020 or the second quarter of 2019. Input costs were stable. Earnings were positively affected by favorable foreign currency impacts, primarily in Morocco.

Looking ahead to the third quarter of 2020, sales volumes for boxes are expected to be seasonally lower, primarily in Morocco. Sales volumes will continue to be negatively impacted by the COVID-19 pandemic. Average sales margins are expected to be lower, primarily driven by mix in Morocco. Operating costs are expected to be seasonally higher. Planned maintenance downtime costs are expected to be $3 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be slightly higher.

Brazilian Industrial Packaging	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$42	$54	$96	$58	$57	$115
Operating Profit (Loss)	$(2)	$(1)	$(3)	$(1)	$(5)	$(6)

Brazilian Industrial Packaging sales volumes in the second quarter of 2020 compared with the first quarter of 2020 were lower for both boxes and containerboard. Seasonally higher volumes were more than offset by the demand impacts of the COVID-19 pandemic primarily for durables and discretionary segments. Average sales margins were stable, reflecting higher sales prices for containerboard and boxes partially offset by an unfavorable product mix. Operating costs were lower. There were no planned maintenance downtime costs in either the second quarter of 2020 or the first quarter of 2020. Input costs were higher for recovered fiber and chemicals.
Compared with the second quarter of 2019, sales volumes in the second quarter of 2020 were higher for boxes but were more than offset by lower containerboard volumes. The COVID-19 pandemic negatively impacted volumes. Average sales prices increased for boxes and containerboard. Operating costs were flat. There were no planned maintenance downtime costs in either the second quarter of 2020 or the second quarter of 2019. Input costs were stable.
Looking ahead to the third quarter of 2020, sales volumes for boxes are expected to be seasonally higher partially offset by lower containerboard volumes. Average sales margins are expected to be higher, reflecting a favorable mix. Planned maintenance downtime costs are expected to be $2 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be higher for recovered fiber and energy.

European Coated Paperboard	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$84	$92	$176	$92	$91	$183
Operating Profit (Loss)	$12	$24	$36	$8	$22	$30

European Coated Paperboard sales volumes in the second quarter of 2020 compared with the first quarter of 2020 were lower in both Europe and Russia. Sales volumes in both regions were negatively affected by the COVID-19 pandemic. Average sales margins improved in both regions driven by a favorable mix. Operating costs were lower in Russia but were more than offset by higher operating costs in Europe. Planned maintenance downtime costs were $4 million higher in the second quarter of 2020 compared with the first quarter of 2020. Input costs were stable in both regions. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Russia.
Compared with the second quarter of 2019, sales volumes decreased in both Europe and Russia reflecting the demand impact of the COVID-19 pandemic. Average sales margins were higher in Europe driven by a favorable mix and stable in Russia. Operating costs were lower in Russia but higher in Europe. Planned maintenance downtime costs were $4 million lower in the second quarter of 2020 compared with the second quarter of 2019. Input costs were lower in Europe for purchased pulp, energy amd wood. In Russia, input costs were stable. Earnings were benefited from favorable foreign currency impacts in Europe.
Entering the third quarter of 2020, sales volumes are expected to be higher in Russia and stable in Europe. Average sales margins are expected to be stable in both regions. Operating costs are expected to be higher in Europe and flat in Russia. Planned maintenance downtime costs are expected to be $3 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be stable in both regions.
Global Cellulose Fibers

Total Global Cellulose Fibers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$605	$568	$1,173	$661	$689	$1,350
Operating Profit (Loss)	$(10)	$(54)	$(64)	$—	$35	$35

Global Cellulose Fibers net sales were 7% higher in the second quarter of 2020 than in the first quarter of 2020 and 8% lower than in the second quarter of 2019. Operating profit in the second quarter of 2020 improved 81% compared to the first quarter of 2020 and was lower than in the second quarter of 2019.
Sales volumes in the second quarter of 2020 compared with the first quarter of 2020 were higher for both fluff and market pulp reflecting continued strong consumer demand for absorbent hygiene and tissue and towel products partially due to the COVID-19 pandemic. Total maintenance and economic downtime was about 40,000 tons lower in the second quarter of 2020 compared with the first quarter of 2020 due to maintenance downtime. Average sales margins improved, reflecting flow through of previously announced sales price increases. Operating costs were lower as our mills improved reliability and reduced spending to overcome the uncertainty of the COVID-19 pandemic. Planned maintenance downtime costs in the second quarter of 2020 were $29 million lower compared with the first quarter of 2020. Input costs were stable. Earnings were negatively affected by the non-repeat of a favorable inventory valuation adjustment in the first quarter of 2020. In Europe and Russia, sales volumes were higher, primarily in Russia driven by the demand impacts of the COVID-19 pandemic. Average sales margins were also higher in both regions. Planned maintenance downtime costs in the second quarter of 2020 were $2 million higher compared with the first quarter of 2020 in Europe and Russia. Operating costs were favorable in both Europe and Russia. Input costs were higher in both both regions driven by wood. Earnings were negatively impacted by unfavorable foreign currency impacts in both Europe and Russia.
Compared with the second quarter of 2019, sales volumes in the second quarter of 2020 were higher driven by solid demand going into the COVID-19 pandemic reflecting a strong customer stocking cycle in anticipation of COVID-19 related supply chain issues and commercial wins. Total maintenance and economic downtime was about 76,000 tons lower in the second quarter of 2020, primarily for maintenance downtime. Average sales prices were significantly lower for both fluff and market pulp. Operating costs were favorable. Planned maintenance downtime costs in the second quarter of 2020 were $64 million lower compared with the second quarter of 2019. Input costs were lower primarily for wood, energy and chemicals. In Europe and Russia, sales volumes increased in both regions driven by the increased demand due to the COVID-19 pandemic. Average sales margins were significantly lower in both regions reflecting lower average sales prices. Operating costs were unfavorable in both Europe and Russia. Planned maintenance downtime costs in the second quarter of 2020 were $2 million lower compared with the second quarter of 2019 in Europe and Russia. Input costs were flat in Europe and higher in Russia primarily for wood. Earnings were negatively impacted by unfavorable foreign currency impacts in Europe, slight offset by favorable impacts in Russia.
Entering the third quarter of 2020, sales volumes are expected to be seasonally lower and include the impact of some destocking due to a more stable supply chain in the COVID-19 pandemic. Average sales margins are expected to be higher, reflecting the flow through of previously announced sales price increases. Planned maintenance downtime costs in the third quarter of 2020 are expected to be $46 million higher compared with the second quarter of 2020. Input costs are expected to be higher. In Europe and Russia, sales volumes are expected to be stable in Europe and lower in Russia. Average sales margins are expected to be lower in both regions. Operating costs are expected to be higher in both Europe and Russia. Planned maintenance downtime costs in the third quarter of 2020 are expected to be flat compared with the second quarter of 2020 in Europe and Russia.

Printing Papers

Total Printing Papers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$583	$908	$1,491	$1,088	$1,065	$2,153
Operating Profit (Loss)	$(11)	$96	$85	$114	$144	$258

Printing Papers net sales for the second quarter of 2020 were 36% lower than in the first quarter of 2020 and 46% lower than in the second quarter of 2019. Operating profit in the second quarter of 2020 was significantly lower compared with the first quarter of 2020 and the second quarter of 2019.

North American Papers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$265	$446	$711	$486	$496	$982
Operating Profit (Loss)	$(23)	$23	$—	$41	$57	$98

North American Papers sales volumes in the second quarter of 2020 were significantly lower compared with the first quarter of 2020 across all grades for uncoated freesheet paper driven by the unprecedented demand decline due to the COVID-19 pandemic. Total maintenance and economic downtime was about 176,000 tons higher in the second quarter of 2020 compared with the first quarter of 2020 primarily for economic downtime. Average sales margins were stable, reflecting lower average sales prices offset by a favorable mix. Operating costs were lower due to seasonality and strong operations and cost management. Planned maintenance downtime costs were $24 million lower in the second quarter of 2020, compared with the first quarter of 2020. Input costs were lower, primarily for chemicals, energy and wood.
Compared with the second quarter of 2019, sales volumes in the second quarter of 2020 were significantly lower across all grades for uncoated freesheet paper driven by the demand impact of the COVID-19 pandemic. Total maintenance and economic downtime was about 184,000 tons higher in the second quarter of 2020 compared with the second quarter of 2019 primarily for economic downtime associated with the COVID-19 pandemic. Average sales margins were lower, reflecting lower average sales prices. Operating costs were favorable due to strong mill operations and cost management. Planned maintenance downtime costs were $23 million lower in the second quarter of 2020 compared with the second quarter of 2019. Input costs were favorable, primarily for wood.
Entering the third quarter of 2020, sales volumes are expected to improve driven by the ease in COVID-19 related restrictions on businesses and schools. Average sales margins are expected to be stable. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $7 million higher in the third quarter of 2020. Input costs are expected to be stable.

European Papers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$209	$287	$496	$321	$309	$630
Operating Profit (Loss)	$13	$41	$54	$29	$47	$76

European Papers sales volumes for uncoated freesheet paper in the second quarter of 2020 compared with the first quarter of 2020 were significantly lower in Europe and Russia driven by the unprecedented demand decline due to the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the second quarter of 2020 due to the COVID-19 demand impact. Average sales margins for uncoated freesheet paper decreased in Europe, reflecting lower average sales prices. In Russia, average sales margins were higher due to a favorable mix. Operating costs were lower in Europe and Russia driven by strong operations and cost management. Planned maintenance downtime costs were $8 million higher in the second quarter of 2020 compared to the first quarter of 2020. Input costs were stable in Europe as higher wood and chemical costs were offset by lower energy costs. In Russia, input costs were higher, primarily for wood. Earnings were negatively impacted by unfavorable foreign currency impacts in Russia.
Sales volumes for uncoated freesheet paper in the second quarter of 2020, compared with the second quarter of 2019, were significantly lower in Europe and Russia reflecting the negative demand impact of the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the second quarter of 2020 due to the COVID-19 demand impact. Average sales margins for uncoated freesheet paper were lower in both regions reflecting lower average sales prices and an unfavorable mix. Operating costs were lower in both Europe and Russia. Planned maintenance downtime costs were $12 million lower in the second quarter of 2020 compared with the second quarter of 2019. In Europe, input costs were lower, primarily for wood, energy and chemicals. In Russia, input costs increased, primarily for wood. Earnings benefited from favorable foreign currency impacts in Europe, partially offset by unfavorable foreign currency impacts in Russia.

Looking forward to the third quarter of 2020, sales volumes for uncoated freesheet paper are expected to be stable in Europe and improve in Russia. Average sales margins are expected to be lower in both regions. Operating costs are expected to be higher in both Europe and Russia. Planned maintenance downtime costs are expected to be $8 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be higher in Europe, primarily for energy and stable in Russia.

Brazilian Papers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$108	$176	$284	$240	$215	$455
Operating Profit (Loss)	$(1)	$32	$31	$37	$33	$70

(a)Includes intra-segment sales of $(1) million and $12 million for the three months ended June 30, 2020 and 2019, respectively; $1 million and $8 million for the three months ended March 31, 2020 and 2019, respectively; and $0 million and $20 million for the six months ended June 30, 2020 and 2019, respectively.
Brazilian Papers sales volumes in the second quarter of 2020, compared with the first quarter of 2020, were significantly lower for both domestic and export shipments of uncoated freesheet paper driven by the unprecedented decline in demand due to the COVID-19 pandemic. Earnings were negatively impacted by economic downtime due to the demand impact of the COVID-19 pandemic. Average sales margins were stable. Operating costs were favorable. Planned maintenance outage downtime costs were $3 million higher in the second quarter of 2020 compared with the first quarter of 2020. Input costs were flat.
Compared with the second quarter of 2019, sales volumes for uncoated freesheet paper in the second quarter of 2020 were significantly lower in both export and domestic markets reflecting the demand impact of the COVID-19 pandemic. Earnings were negatively impacted by economic downtime due to the demand impact of the COVID-19 pandemic. Average sales margins were lower reflecting lower average sales prices and an unfavorable geographic mix. Operating costs were lower. Planned maintenance outage expenses were $3 million higher in the second quarter of 2020 compared with the second quarter of 2019. Input costs were lower for virgin fiber and pulp, partially offset by higher chemicals and energy costs.
Entering the third quarter of 2020, sales volumes for uncoated freesheet paper are expected to improve for both domestic and export shipments as COVID-19 negative demand impact begin to recover. Average sales margins are expected to be lower driven by export markets. Operating costs are expected to be higher. Planned maintenance outage expenses are expected to be $1 million lower in the third quarter of 2020 compared with the second quarter of 2020. Input costs are expected to be higher.

Indian Papers	2020			2019
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$—	$—	$—	$53	$53	$106
Operating Profit (Loss)	$—	$—	$—	$7	$7	$14

On May 29, 2019, International Paper announced it had entered into an agreement to sell its controlling interest in its Indian Papers business. The transaction closed on October 30, 2019.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings (loss), net of taxes, of $63 million in the second quarter of 2020, compared with $(35) million in the first quarter of 2020 and $67 million in the second quarter of 2019. In the second quarter of 2020, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a gain of $34 million, compared with a loss of $51 million in the first quarter of 2020.
Compared with the first quarter of 2020, sales volumes in the second quarter of 2020 were 7% higher overall, primarily for sales of softwood pulp in China, other export markets and Russia, and sales of containerboard in China and Russia. Average sales price realizations increased slightly for softwood pulp and hardwood pulp in China and other export markets, but were lower in Russia. Input costs for wood were seasonally higher. Repair and outage costs were also higher.
Compared with the second quarter of 2019, sales volumes in the second quarter of 2020 increased overall by 6%, primarily for sales of softwood pulp in China and other export markets, partially offset by lower sales of hardwood pulp in China. Sales of containerboard in China and other export markets improved. Average sales price realizations for softwood pulp, hardwood pulp and containerboard were lower in all regions. Input costs, primarily for wood increased. Distribution costs were higher. An after-tax foreign exchange gain of $7 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the second quarter of 2019.
Looking forward to the third quarter of 2020, sales volumes are expected to be lower as maintenance mill outages are scheduled to occur at the Koryzhama and Bratsk mills. Based on pricing to date in the current quarter, average sales price realizations are projected to be relatively flat compared with the second quarter of 2020. Input costs for wood are expected to be seasonally lower. Distribution costs are projected to increase.
Equity Earnings – GPIP
International Paper recorded equity earnings of $11 million in the second quarter of 2020, compared with $7 million in the first quarter of 2020 and $14 million in the second quarter of 2019. As of June 30, 2020, the Company's ownership interest in GPIP was 18.9%.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.5 billion for the first six months of 2020, compared with $1.8 billion for the comparable 2019 six-month period.

Investments in capital projects, net of insurance recoveries, totaled $538 million in the first six months of 2020, compared to $628 million in the first six months of 2019. Full-year 2020 capital spending is currently expected to be approximately $800 million, which represents a reduction of approximately $200 million from our initial plan. This represents 63% of depreciation and amortization, including approximately $300 million of strategic investments.

Financing activities for the first six months of 2020 included a $338 million net decrease in debt versus a $8 million net decrease in debt during the comparable 2019 six-month period.
Amounts related to early debt extinguishment during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2020	2019	2020	2019
Early debt reductions (a)	$222	$74	$294	$168
Pre-tax early debt extinguishment (gain) loss, net	18	(1)	26	(2)

(a)Reductions related to notes with interest rates ranging from 3.00% to 7.50% with original maturities from 2021 to 2027 and from 3.00% to 4.40% with original maturities from 2027 to 2048 for the three months ended June 30, 2020 and 2019, respectively, and from 3.00% to 7.50% with original maturities from 2021 to 2048 and from 3.00% to 9.50% with original maturities from 2024 to 2048 for the six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases of the Condensed Notes to the Consolidated Financial Statements and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities of the Condensed Notes to the Consolidated Financial Statements) by calendar year were as follows: $8 million in 2020; $253 million in 2021; $227 million in 2022; $360 million in 2023; $806 million in 2024; and $7.8 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2020, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At June 30, 2020, International Paper’s credit agreements totaled $2.8 billion, which is comprised of the $750 million contractually committed revolving credit agreement, the $1.5 billion contractually committed bank credit agreement, and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2020, the Company had no borrowings outstanding under either the $750 million revolving credit agreement, the $1.5 billion credit agreement, or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt of the Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2020 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $2.8 billion in credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2020, the Company had no borrowings outstanding under the program.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements during the remainder of 2020 with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of capital and financial markets. As a result of the current economic environment, management has taken various actions to further strengthen the Company’s liquidity position. In addition to the Company entering into a $750 million revolving credit agreement and the Company amending the receivable securitization program from uncommitted to committed financing, the Company also plans to reduce capital expenditures by approximately $200 million in 2020, has indefinitely suspended the Company’s share repurchase program beginning April 2020, and has been deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that these actions provide us with sufficient liquidity to operate in this uncertain environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.

During the first six months of 2020, International Paper used 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 1.0 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $41 million, including $14 million related to shares repurchased under the Company's repurchase program. The Company has indefinitely suspended its repurchase program beginning April 2020.

During the first six months of 2019, International Paper used approximately 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 10.1 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $460 million, including $411 million related to shares repurchased under the Company's repurchase program.
Cash dividend payments related to common stock totaled $403 million and $398 million for the first six months of 2020 and 2019, respectively. Dividends were $1.0250 per share and $1.0000 per share for the first six months in 2020 and 2019, respectively.
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

Failure to extend, renew or refinance these third-party loans prior to their stated maturity, which we believe is unlikely, could necessitate a disposition of the installment notes to facilitate the $4.2 billion debt payment. We are confident we would be able to dispose of the installment notes, if necessary.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interest would be approximately $1.1 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.

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
The Company has included in its 2019 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2020.
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
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 36 of International Paper’s 2019 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2019.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q.
ITEM 1A.RISK FACTORS

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

The COVID-19 pandemic is having a significant negative impact on demand for our printing papers products and could accelerate the underlying secular decline in demand for these products. If negative economic conditions with respect to COVID-19 persist or continue to deteriorate, these conditions are expected to impact demand for other products we sell, such as our pulp, containerboard and corrugated box products, which would be more significant to our enterprise as a whole. In addition, the COVID-19 pandemic may cause supply chain disruptions. Conditions related to the pandemic could also limit the ability of our suppliers, customers, third-party service providers, joint venture and other business partners and other counterparties to fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms, as well as limit our ability to perform fully on our contracts. Moreover, we may incur additional costs as the result of the pandemic arising from measures to keep our employees safe and expenditures to enable our office workers to work remotely. Likewise, remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business. Finally, if negative economic conditions arising from the pandemic persist and continue to significantly adversely affect economic conditions, this could give rise to an impairment in the value of our tangible or intangible assets, or result in a continued significant decrease in our pension plan assets or also a negative impact to pension plan liabilities.

There continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the possibility of development of a vaccine; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. As a result, we are unable to fully quantify the impact that the COVID-19 pandemic will have on our financial results during 2020, but developments related to COVID-19 are significantly adversely affecting our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or continue to deteriorate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2020 - April 30, 2020	302	$43.56	—	$1.73
May 1, 2020 - May 31, 2020	3,156	33.52	—	1.73
June 1, 2020 - June 30, 2020	677	36.82	—	1.73
Total	4,135
(a) 4,135 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The Company has indefinitely suspended its repurchase program beginning April 2020.

ITEM 6. EXHIBITS

10.1
Amendment No. 16 to the Second Amended and Restated Credit and Security Agreement, dated April 28, 2020, by and among the Corporation, as servicer, Red Bird Receivables, LLC, as borrower, the lenders and co-agents from time to time party thereto, and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

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

INTERNATIONAL PAPER COMPANY (Registrant)

July 31, 2020	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

July 31, 2020	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller