Form 10-Q
period 2020-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2020-10-30
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 23, 2020 was 393,095,466.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales	$5,123	$5,568	$15,341	$16,878
Costs and Expenses
Cost of products sold	3,541	3,772	10,714	11,602
Selling and administrative expenses	360	387	1,110	1,202
Depreciation, amortization and cost of timber harvested	320	327	955	963
Distribution expenses	377	395	1,149	1,168
Taxes other than payroll and income taxes	44	42	129	128
Restructuring and other charges, net	105	21	131	21
Net (gains) losses on sales and impairments of businesses	(5)	8	347	153
Net (gains) losses on sales of equity method investments	(2)	—	(35)	—
Antitrust fines	—	32	—	32
Interest expense, net	112	123	345	378
Non-operating pension expense (income)	(11)	9	(31)	27
Earnings (Loss) Before Income Taxes and Equity Earnings	282	452	527	1,204
Income tax provision (benefit)	50	137	211	371
Equity earnings (loss), net of taxes	(28)	27	13	221
Net Earnings (Loss)	204	342	329	1,054
Less: Net earnings (loss) attributable to noncontrolling interests	—	(2)	—	(6)
Net Earnings (Loss) Attributable to International Paper Company	$204	$344	$329	$1,060
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.52	$0.88	$0.84	$2.67
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.52	$0.87	$0.83	$2.65
Average Shares of Common Stock Outstanding – assuming dilution	394.6	395.4	394.5	399.6
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Earnings (Loss)	$204	$342	$329	$1,054
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	42	41	127	122
Non-U.S. plans	1	—	1	—
Change in cumulative foreign currency translation adjustment	(28)	(179)	(515)	(106)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(4)	(10)	(34)	(6)
Reclassification adjustment for (gains) losses included in net earnings (loss)	6	4	26	5
Total Other Comprehensive Income (Loss), Net of Tax	17	(144)	(395)	15
Comprehensive Income (Loss)	221	198	(66)	1,069
Net (earnings) loss attributable to noncontrolling interests	—	2	—	6
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	2	—
Comprehensive Income (Loss) Attributable to International Paper Company	$221	$200	$(64)	$1,075
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$678	$511
Accounts and notes receivable, net	3,034	3,280
Contract assets	388	393
Inventories	2,007	2,208
Current financial assets of variable interest entities (Note 16)	4,850	—
Assets held for sale	114	—
Other current assets	217	247
Total Current Assets	11,288	6,639
Plants, Properties and Equipment, net	12,410	13,004
Forestlands	288	391
Investments	1,100	1,721
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,252	7,088
Goodwill	3,304	3,347
Right of Use Assets	422	434
Deferred Charges and Other Assets	776	847
Total Assets	$31,840	$33,471
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$179	$168
Current nonrecourse financial liabilities of variable interest entities (Note 16)	4,220	4,220
Accounts payable	2,226	2,423
Accrued payroll and benefits	453	466
Liabilities held for sale	376	—
Other current liabilities	1,022	1,369
Total Current Liabilities	8,476	8,646
Long-Term Debt	8,525	9,597
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,091	2,085
Deferred Income Taxes	2,639	2,633
Pension Benefit Obligation	1,421	1,578
Postretirement and Postemployment Benefit Obligation	246	270
Long-Term Lease Obligations	290	304
Other Liabilities	1,056	640
Equity
Common stock, $1 par value, 2020 – 448.9 shares and 2019 – 448.9 shares	449	449
Paid-in capital	6,302	6,297
Retained earnings	8,122	8,408
Accumulated other comprehensive loss	(5,132)	(4,739)
	9,741	10,415
Less: Common stock held in treasury, at cost, 2020 – 55.8 shares and 2019 – 56.8 shares	2,648	2,702
Total International Paper Shareholders’ Equity	7,093	7,713
Noncontrolling interests	3	5
Total Equity	7,096	7,718
Total Liabilities and Equity	$31,840	$33,471
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net earnings (loss)	$329	$1,054
Depreciation, amortization and cost of timber harvested	955	963
Deferred income tax provision (benefit), net	(5)	68
Restructuring and other charges, net	131	21
Net (gains) losses on sales and impairments of businesses	347	153
Net (gains) losses on sales of equity method investments	(35)	—
Antitrust fines	—	32
Equity method dividends received	158	260
Equity (earnings) losses, net	(13)	(221)
Periodic pension expense, net	24	70
Other, net	212	106
Changes in current assets and liabilities
Accounts and notes receivable	96	168
Contract assets	2	6
Inventories	74	(9)
Accounts payable and accrued liabilities	—	(11)
Interest payable	(26)	(31)
Other	25	53
Cash Provided By (Used For) Operations	2,274	2,682
Investment Activities
Invested in capital projects, net of insurance recoveries	(657)	(913)
Acquisitions, net of cash acquired	(64)	(99)
Proceeds from sales of equity method investments	500	—
Proceeds from sales of businesses, net of cash divested	—	17
Proceeds from sale of fixed assets	3	15
Other	18	(14)
Cash Provided By (Used For) Investment Activities	(200)	(994)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(42)	(535)
Issuance of debt	692	381
Reduction of debt	(1,795)	(772)
Change in book overdrafts	16	(29)
Dividends paid	(605)	(595)
Debt tender premiums paid	(124)	—
Other	(1)	3
Cash Provided By (Used For) Financing Activities	(1,859)	(1,547)
Cash Included in Assets Held for Sale	(11)	(19)
Effect of Exchange Rate Changes on Cash	(37)	(14)
Change in Cash and Temporary Investments	167	108
Cash and Temporary Investments
Beginning of period	511	589
End of period	$678	$697

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

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Most of our manufacturing and converting facilities have remained open and operational during the pandemic. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company, including hygiene, social distancing, site cleaning, contact tracing, and other measures, as recommended by the Centers for Disease Control (CDC) and WHO. Our COVID-19 measures are proving to be effective and we have not had any material disruptions to our operations.

We have seen a significant negative impact on demand for our printing papers products. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but could be unfavorably impacted going forward if negative economic conditions associated with COVID-19 persist or deteriorate. Furthermore, if there is a resurgence of the virus leading to additional governmental measures, such as stay-at-home orders or business and school closures, our supply chain, and therefore our production, could be negatively impacted.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the possibility of development of a vaccine; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. Developments related to COVID-19 are significantly adversely affecting portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This guidance is effective for annual reporting periods beginning after December 15, 2020, and interim periods within those years. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. The Company plans to early adopt the provisions of this guidance in the fourth quarter of 2020 and does not expect the impact to be material.

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

	Three Months Ended September 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,169	$479	$362	$44	$4,054
EMEA	394	59	244	(3)	694
Pacific Rim and Asia	15	26	6	10	57
Americas, other than U.S.	190	—	131	(3)	318
Total	$3,768	$564	$743	$48	$5,123

Operating Segments
North American Industrial Packaging	$3,351	$—	$—	$—	$3,351
EMEA Industrial Packaging	306	—	—	—	306
Brazilian Industrial Packaging	52	—	—	—	52
European Coated Paperboard	90	—	—	—	90
Global Cellulose Fibers	—	564	—	—	564
North American Printing Papers	—	—	362	—	362
Brazilian Papers	—	—	150	—	150
European Papers	—	—	232	—	232
Indian Papers	—	—	—	—	—
Intra-segment Eliminations	(31)	—	(1)	—	(32)
Corporate & Inter-segment Sales	—	—	—	48	48
Total	$3,768	$564	$743	$48	$5,123

(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$9,364	$1,507	$1,069	$146	$12,086
EMEA	1,213	175	765	(11)	2,142
Pacific Rim and Asia	43	55	20	20	138
Americas, other than U.S.	600	—	380	(5)	975
Total	$11,220	$1,737	$2,234	$150	$15,341

Operating Segments
North American Industrial Packaging	$9,947	$—	$—	$—	$9,947
EMEA Industrial Packaging	953	—	—	—	953
Brazilian Industrial Packaging	148	—	—	—	148
European Coated Paperboard	266	—	—	—	266
Global Cellulose Fibers	—	1,737	—	—	1,737
North American Printing Papers	—	—	1,073	—	1,073
Brazilian Papers	—	—	434	—	434
European Papers	—	—	728	—	728
Indian Papers	—	—	—	—	—
Intra-segment Eliminations	(94)	—	(1)	—	(95)
Corporate & Inter-segment Sales	—	—	—	150	150
Total	$11,220	$1,737	$2,234	$150	$15,341

(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,180	$535	$486	$56	$4,257
EMEA	415	62	315	(1)	791
Pacific Rim and Asia	20	27	47	3	97
Americas, other than U.S.	205	—	223	(5)	423
Total	$3,820	$624	$1,071	$53	$5,568

Operating Segments
North American Industrial Packaging	$3,368	$—	$—	$—	$3,368
EMEA Industrial Packaging	324	—	—	—	324
Brazilian Industrial Packaging	61	—	—	—	61
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	624	—	—	624
North American Printing Papers	—	—	492	—	492
Brazilian Papers	—	—	247	—	247
European Papers	—	—	299	—	299
Indian Papers	—	—	38	—	38
Intra-segment Eliminations	(25)	—	(5)	—	(30)
Corporate & Inter-segment Sales	—	—	—	53	53
Total	$3,820	$624	$1,071	$53	$5,568

(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2019
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$9,531	$1,656	$1,448	$174	$12,809
EMEA	1,263	207	986	(8)	2,448
Pacific Rim and Asia	50	111	167	9	337
Americas, other than U.S.	672	—	623	(11)	1,284
Total	$11,516	$1,974	$3,224	$164	$16,878

Operating Segments
North American Industrial Packaging	$10,158	$—	$—	$—	$10,158
EMEA Industrial Packaging	994	—	—	—	994
Brazilian Industrial Packaging	176	—	—	—	176
European Coated Paperboard	275	—	—	—	275
Global Cellulose Fibers	—	1,974	—	—	1,974
North American Printing Papers	—	—	1,474	—	1,474
Brazilian Papers	—	—	702	—	702
European Papers	—	—	929	—	929
Indian Papers	—	—	144	—	144
Intra-segment Eliminations	(87)	—	(25)	—	(112)
Corporate & Inter-segment Sales	—	—	—	164	164
Total	$11,516	$1,974	$3,224	$164	$16,878

(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $20 million and $56 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2020 and 2019 is provided below:

	Three Months Ended September 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060
Issuance of stock for various plans, net	—	18	—	—	(2)	20	—	20
Repurchase of stock	—	—	—	—	1	(1)	—	(1)
Common stock dividends ($0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Transactions of equity method investees	—	1	—	—	—	1	—	1
Comprehensive income (loss)	—	—	204	17	—	221	—	221
Ending Balance, September 30	$449	$6,302	$8,122	$(5,132)	$2,648	$7,093	$3	$7,096

	Nine Months Ended September 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(31)	—	—	(96)	65	—	65
Repurchase of stock	—	—	—	—	42	(42)	—	(42)
Common stock dividends ($1.5375 per share)	—	—	(613)	—	—	(613)	—	(613)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Comprehensive income (loss)	—	—	329	(393)	—	(64)	(2)	(66)
Ending Balance, September 30	$449	$6,302	$8,122	$(5,132)	$2,648	$7,093	$3	$7,096

	Three Months Ended September 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,229	$8,302	$(4,870)	$2,628	$7,482	$17	$7,499
Issuance of stock for various plans, net	—	32	—	—	(1)	33	—	33
Repurchase of stock	—	—	—	—	75	(75)	—	(75)
Common stock dividends ($0.5000 per share)	—	—	(199)	—	—	(199)	—	(199)
Transactions of equity method investees	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	344	(144)	—	200	(2)	198
Ending Balance, September 30	$449	$6,261	$8,447	$(5,014)	$2,702	$7,441	$15	$7,456

	Nine Months Ended September 30, 2019
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(52)	—	—	(165)	113	—	113
Repurchase of stock	—	—	—	—	535	(535)	—	(535)
Common stock dividends ($1.5000 per share)	—	—	(607)	—	—	(607)	—	(607)
Transactions of equity method investees	—	33	—	—	—	33	—	33
Comprehensive income (loss)	—	—	1,060	15	—	1,075	(6)	1,069
Ending Balance, September 30	$449	$6,261	$8,447	$(5,014)	$2,702	$7,441	$15	$7,456

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,192)	$(2,362)	$(2,277)	$(1,916)
Reclassification of stranded tax effects	—	—	—	(527)
Amounts reclassified from accumulated other comprehensive income	43	41	128	122
Balance at end of period	(2,149)	(2,321)	(2,149)	(2,321)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,950)	(2,508)	(2,465)	(2,581)
Other comprehensive income (loss) before reclassifications	(28)	(179)	(515)	(110)
Amounts reclassified from accumulated other comprehensive income	—	—	—	4
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	2	—
Balance at end of period	(2,978)	(2,687)	(2,978)	(2,687)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(7)	—	3	(3)
Other comprehensive income (loss) before reclassifications	(4)	(10)	(34)	(6)
Reclassification of stranded tax effects	—	—	—	(2)
Amounts reclassified from accumulated other comprehensive income	6	4	26	5
Balance at end of period	(5)	(6)	(5)	(6)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(5,132)	$(5,014)	$(5,132)	$(5,014)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2020 and 2019:

In millions:	Amounts Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	$(4)	$(15)	$(10)	(a)	Non-operating pension expense
Actuarial gains (losses)	(52)	(50)	(155)	(152)	(a)	Non-operating pension expense
Total pre-tax amount	(57)	(54)	(170)	(162)
Tax (expense) benefit	14	13	42	40
Net of tax	(43)	(41)	(128)	(122)
Reclassification of stranded tax effects	—	—	—	527		Retained Earnings
Total, net of tax	(43)	(41)	(128)	405

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	—	—	(4)		Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	—	—	(4)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(8)	(6)	(39)	(7)	(b)	Cost of products sold
Total pre-tax amount	(8)	(6)	(39)	(7)
Tax (expense)/benefit	2	2	13	2
Net of tax	(6)	(4)	(26)	(5)
Reclassification of stranded tax effects	—	—	—	2		Retained Earnings
Total, net of tax	(6)	(4)	(26)	(3)
Total reclassifications for the period	$(49)	$(45)	$(154)	$398

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2020	2019	2020	2019
Earnings (loss) attributable to International Paper Company common shareholders	$204	$344	$329	$1,060
Weighted average common shares outstanding	393.1	392.6	392.9	396.3
Effect of dilutive securities
Restricted performance share plan	1.5	2.8	1.6	3.3
Weighted average common shares outstanding – assuming dilution	394.6	395.4	394.5	399.6
Basic earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.52	$0.88	$0.84	$2.67
Diluted earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.52	$0.87	$0.83	$2.65

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2020: During the three months ended September 30, 2020, the Company recorded a $105 million pre-tax charge in Corporate related to early debt extinguishment costs.

During the three months ended June 30, 2020, the Company recorded an $18 million pre-tax charge in Corporate related to early debt extinguishment costs.

During the three months ended March 31, 2020, the Company recorded an $8 million pre-tax charge in Corporate related to early debt extinguishment costs.

2019: During the three months and nine months ended September 30, 2019, the Company recorded an $11 million pre-tax charge in Corporate, a $6 million pre-tax charge in the Printing Papers segment and a $4 million pre-tax charge in the Global Cellulose Fibers segment for severance related to an overhead cost reduction initiative. The majority of the severance was paid over the next twelve months.

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

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

2020: On March 29, 2020, the Company announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business for R$330 million (approximately $58.5 million using the September 30, 2020 exchange rate), with R$280 million to be paid at closing and R$50 million one year thereafter, subject to the final working capital adjustments. This business includes three containerboard mills and four box plants and the agreement follows International Paper's previously announced strategic review of the Brazilian Industrial Packaging business.

In conjunction with the announced agreement, a preliminary pre-tax charge of $347 million ($340 million after taxes) was recorded during the first nine months of 2020. These charges are included in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations and is included in the results for the Industrial Packaging segment. Subsequent to September 30, 2020, the transaction closed and final working capital adjustments, if any, will be recognized during the fourth quarter of 2020.

At September 30, 2020, all assets and liabilities related to the Brazilian Industrial Packaging business are classified as current assets held for sale and current liabilities held for sale in the accompanying condensed consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of this business reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying condensed consolidated balance sheet.

In millions	September 30, 2020
Cash and temporary investments	$11
Accounts and notes receivable	41
Inventories	22
Other current assets	1
Plants, properties and equipment (net of impairment)	28
Deferred charges and other assets	11
Total Assets Held for Sale	$114

Accounts payable and accrued liabilities	$36
Deferred income taxes	3
Other liabilities	8
Impairment reserve (cumulative foreign currency translation)	329
Total Liabilities Held for Sale	$376

2019: On October 30, 2019, the Company closed the previously announced sale of its controlling interest in International Paper APPM Limited (APPM) to West Coast Paper Mills (WCPM). During the second quarter of 2020 the Company sold substantially all of its remaining investment and recorded a gain of $6 million. During the third quarter of 2020 the Company sold its remaining immaterial investment in APPM.

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $450 million and $335 million at September 30, 2020 and December 31, 2019, respectively.
Accounts and Notes Receivable

In millions	September 30, 2020	December 31, 2019
Accounts and notes receivable, net:
Trade	$2,789	$3,020
Other	245	260
Total	$3,034	$3,280

The allowance for expected credit losses was $86 million at September 30, 2020 and the allowance for doubtful accounts was $73 million at December 31, 2019. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate. While we have taken into account certain impacts of COVID-19 in connection with our estimate of the allowance for expected credit losses, it is possible that additional expected credit losses in excess of such allowance could occur if additional containment and mitigation measures are required or negative economic conditions persist or deteriorate as a result of of COVID-19.

Inventories

In millions	September 30, 2020	December 31, 2019
Raw materials	$257	$298
Finished pulp, paper and packaging	1,023	1,192
Operating supplies	638	659
Other	89	59
Total	$2,007	$2,208

Plants, Properties and Equipment

Accumulated depreciation was $21.0 billion and $20.5 billion at September 30, 2020 and December 31, 2019, respectively. Depreciation expense was $300 million and $305 million for the three months ended September 30, 2020 and 2019, respectively, and $902 million for both the nine months ended September 30, 2020 and 2019.

Non-cash additions to plants, property and equipment included within accounts payable were $33 million and $164 million at September 30, 2020 and December 31, 2019, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $40 million received during the nine months ended September 30, 2020. There were no insurance recoveries received during the nine months ended September 30, 2019.

Interest

Interest payments made during the nine months ended September 30, 2020 and 2019 were $520 million and $591 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Interest expense	$148	$177	$467	$538
Interest income	36	54	122	160
Capitalized interest costs	9	7	27	21

Asset Retirement Obligations

The Company had recorded liabilities of $97 million and $96 million related to asset retirement obligations at September 30, 2020 and December 31, 2019, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 96 years. Total lease cost was $68 million for both the three months ended September 30, 2020 and 2019, and $202 million and $206 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets	$422	$434
Finance lease assets	Plants, properties and equipment, net (a)	95	103
Total leased assets		$517	$537
Liabilities
Current
Operating	Other current liabilities	$137	$134
Finance	Notes payable and current maturities of long-term debt	12	12
Noncurrent
Operating	Long-term lease obligations	290	304
Finance	Long-term debt	83	88
Total lease liabilities		$522	$538

(a)Finance leases are recorded net of accumulated amortization of $49 million and $40 million as of September 30, 2020 and December 31, 2019, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments in affiliated companies under the equity method of accounting.

Graphic Packaging International Partners, LLC

The Company completed the transfer of its North American Consumer Packaging business in exchange for an initial 20.5% ownership interest (79,911,511 units) in Graphic Packaging International Partners, LLC (GPIP) in 2018. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC (GPI), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. On January 29, 2020, the Company exchanged 15,150,784 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in a pre-tax gain of $33 million ($25 million after taxes) which was recorded in the first quarter of 2020. On August 7, 2020, the Company exchanged 17,399,414 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in an immaterial gain which was recorded in the third quarter of 2020. As of September 30, 2020, the Company's ownership interest in GPIP was 14.8%. The Company recorded equity earnings of $11 million and $10 million for the three months ended September 30, 2020 and 2019, respectively, and $29 million and $37 million for the nine months ended September 30, 2020 and 2019, respectively. The Company received cash dividends from GPIP of $16 million and $20 million during the first nine months of 2020 and 2019, respectively. The Company's investment in GPIP was $693 million and $1.1 billion at September 30, 2020 and December 31, 2019, respectively, which was $347 million and $529 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets, and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $60 million and $69 million for the three months ended September 30, 2020 and 2019, respectively, and $190 million and $212 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company continues to evaluate its investment in GPI relative to options available to further monetize this investment.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	September 30, 2020	December 31, 2019
Current assets	$2,013	$1,796
Noncurrent assets	5,662	5,482
Current liabilities	1,692	1,178
Noncurrent liabilities	3,617	3,244

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$1,698	$1,581	$4,908	$4,640
Gross profit	255	266	838	820
Income from continuing operations	89	83	146	283
Net income	89	83	146	283

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $(33) million and $18 million for the three months ended September 30, 2020 and 2019, respectively, and $(5) million and $186 million for the nine months ended September 30, 2020 and 2019, respectively. The Company received cash dividends from the joint venture of $141 million and $239 million during the first nine months of 2020 and 2019, respectively. At September 30, 2020 and December 31, 2019, the Company's investment in Ilim was $322 million and $508 million, respectively, which was $126 million and $136 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $41 million and $51 million for the three months ended September 30, 2020 and 2019, respectively, and $131 million and $162 million for the nine months ended September 30, 2020 and 2019, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	September 30, 2020	December 31, 2019
Current assets	$592	$804
Noncurrent assets	2,442	2,813
Current liabilities	613	1,015
Noncurrent liabilities	2,015	1,844
Noncontrolling interests	13	16

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Net sales	$498	$479	$1,474	$1,692
Gross profit	191	196	597	836
Income (loss) from continuing operations	(62)	41	7	388
Net income (loss)	(60)	40	7	375

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-months ended September 30, 2020:

In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Total
Balance as of January 1, 2020
Goodwill	$3,410	$52	$1,998	$5,460
Accumulated impairment losses	(296)	(52)	(1,765)	(2,113)
	3,114	—	233	3,347
Currency translation and other (a)	1	—	(45)	(44)
Goodwill additions/reductions	1	—	—	1
Accumulated impairment loss additions / reductions	—	—	—	—
Balance as of September 30, 2020
Goodwill	3,412	52	1,953	5,417
Accumulated impairment losses	(296)	(52)	(1,765)	(2,113)
Total	$3,116	$—	$188	$3,304

(a)Represents the effects of foreign currency translations.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2020			December 31, 2019
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$534	$280	$254	$560	$275	$285
Tradenames, patents and trademarks, and developed technology	170	113	57	170	102	68
Land and water rights	8	2	6	8	2	6
Software	25	25	—	26	25	1
Other	19	10	9	18	10	8
Total	$756	$430	$326	$782	$414	$368

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Amortization expense related to intangible assets	$17	$15	$43	$40

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $203 million and $245 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $70 million during the next 12 months.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $107 million in tax, and $342 million in interest, penalties, and fees as of September 30, 2020 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.
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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $186 million ($195 million undiscounted) in the aggregate as of September 30, 2020. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $45 million at September 30, 2020. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, in excess of the applicable reserve referenced above, which may be incurred.

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
To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design until April 2021. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity.
During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality (TCEQ), progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments, as of September 30, 2020, the Company has reserved the following amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs.
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
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company regularly conducts a comprehensive legal review of its asbestos liabilities and reviews recent and historical claims data. During the second quarter of 2020, as previously disclosed, we adjusted our estimated net liability associated with asbestos-related litigation concerning products sold by Champion International Corporation prior to our acquisition of Champion in 2000 to revise the time period associated with anticipated future claims through 2059, a commonly viewed end point when such claims are more predictable. We concluded the adjustment of $43 million to increase this net liability, which resulted in a liability of $75 million, net of estimated insurance recoveries, was not material to any period. As of September 30, 2020, the Company's total recorded liability with respect to pending and future asbestos-related claims was $117 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe additional material losses are probable.
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

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. We have determined that any related federal VAT refunds should be recognized when they are both probable and reasonably estimable. Based upon the best information available to us, we have determined that the amount of refund that is probable of being realized is limited to that determined by the tax authorities' narrow interpretation, for which we have recognized a receivable of $11 million as of September 30, 2020. It is possible that future court decisions and guidance from the tax authorities could expand the scope of the federal VAT refunds.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2020, the fair value of the Timber Notes and Extension Loans was $4.92 billion and $4.24 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

The Timber Notes of $4.85 billion mature in August 2021. The Extension Loans of $4.22 billion mature in November and December of 2020, and we are currently negotiating the extension of these third-party loans to August 2021 and expect to complete the extension before the maturity dates. The Timber Notes and Extension Loans are shown in Current nonrecourse financial assets of variable interest entities and Current nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Failure to extend these third-party loans to August 2021 prior to their respective maturity dates in November and December of 2020 could necessitate a disposition of the installment notes to facilitate the $4.22 billion debt payment. We are confident we would be able to dispose of the installment notes, if necessary.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Revenue (a)	$24	$24	$71	$71
Expense (a)	32	32	96	96
Cash receipts (b)	48	48	95	95
Cash payments (c)	64	64	128	128

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of September 30, 2020, the fair value of the Timber Notes and Extension Loans was $2.29 billion and $2.12 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Revenue (a)	$7	$19	$35	$61
Expense (b)	8	19	36	60
Cash receipts (c)	5	16	28	48
Cash payments (d)	8	17	34	53

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for the three and nine months ended September 30, 2020 and 2019, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.

(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three and nine months ended September 30, 2020 and 2019, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2020, the Company had $140 million of borrowings outstanding under the program at weighted-average interest rate of 0.17%.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augments the Company's access to liquidity due to current macroeconomic conditions and supplements the Company's $1.5 billion five-year credit agreement. In October 2020, the company extended the expiration date of the $1.5 billion credit agreement from December 2021 to December 2022. As of September 30, 2020, the Company had no borrowings outstanding under either the $750 million revolving credit agreement or the $1.5 billion credit agreement.

In April 2020, the Company's receivable securitization program was amended from an uncommitted financing arrangement to a committed financing arrangement with a borrowing limit up to $550 million based on eligible receivable balances that expires in April 2022. As of September 30, 2020, the Company had no borrowings outstanding under the program.

In July 2020, International Paper refinanced $122 million of industrial development bonds that now have interest rates ranging from 1.38% to 1.60% and maturity dates in 2025.

As a result of a debt tender offer in September 2020, the Company economically retired $700 million of corporate bonds with interest rates ranging from 3.00% to 3.80% and maturity dates ranging from 2024 to 2027. This is in addition to the August 2020 economical debt extinguishment of $203 million of corporate bonds with an interest rate of 7.50% due in 2021 and brings the full year-to-date debt reductions related to the 2021 bonds to $406 million.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2020, we were in compliance with our debt covenants.

At September 30, 2020, the fair value of International Paper’s $8.7 billion of debt was approximately $10.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2020	December 31, 2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$245	$407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	—	475
Foreign exchange contracts	50	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	12	16
Foreign exchange contracts	—	7

During the first quarter of 2020, International Paper terminated its interest rate contracts in fair value hedging relationships. These contracts had a notional value of $700 million and an approximate fair value of $85 million at the time of termination. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is accounted for as a debt premium for the previously hedged debt. During the first and second quarter of 2020, International Paper also terminated interest rate contracts in net investment hedging relationships with a notional value of $475 million. These contracts had an approximate fair value of $33 million at the time of termination. Subsequent to the termination of the net investment hedges, the fair value is accounted for in other comprehensive income as cumulative translation adjustment for the previously hedged net investments.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(4)	$(10)	$(34)	$(6)
Total	$(4)	$(10)	$(34)	$(6)
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	$—	$18	$24	$15
Total	$—	$18	$24	$15

During the next 12 months, the amount of the September 30, 2020 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $4 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(6)	$(4)	$(26)	$(5)	Cost of products sold
Total	$(6)	$(4)	$(26)	$(5)

	Gain (Loss) Recognized				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$11	$38	$42	Interest expense, net
Debt	—	(11)	(38)	(42)	Interest expense, net
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$1	$—	$2	$—	Net (gains) losses on sales and impairments of businesses
Total	$1	$—	$2	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$1	$(5)	$(2)	$—	Cost of products sold
Foreign exchange contracts	—	(1)	—	(2)	Cost of products sold
Total	$1	$(6)	$(2)	$(2)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$2		$10		$16		$4
Interest rate contracts - net investment	—		11		—		—
Interest rate contracts - fair value	—		47		—		—
Total derivatives designated as hedging instruments	2		68		16		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		—		2
Foreign exchange contracts	—		—		—		1
Total derivatives not designated as hedging instruments	—		—		—		3
Total derivatives	$2	(a)	$68	(b)	$16	(c)	$7	(d)

(a)Included in Other current assets in the accompanying consolidated balance sheet.
(b)Includes $14 million recorded in Other current assets and $54 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(c)Includes $14 million recorded in Other current liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(d)Included in Other current liabilities in the accompanying consolidated balance sheet.

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
Net periodic pension expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Service cost	$21	$17	$64	$51
Interest cost	98	110	294	330
Expected return on plan assets	(167)	(158)	(501)	(473)
Actuarial loss	51	50	152	150
Amortization of prior service cost	5	4	15	12
Net periodic pension expense	$8	$23	$24	$70

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2020 or 2019. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $22 million for the nine months ended September 30, 2020.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2020, 8.4 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Total stock-based compensation expense (selling and administrative)	$17	$31	$48	$94
Income tax benefits related to stock-based compensation	1	(2)	18	31

At September 30, 2020, $85 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

Performance Share Plan

During the first nine months of 2020, the Company granted 2.2 million performance units at an average grant date fair value of $49.15.

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

Net sales by business segment for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Industrial Packaging	$3,768	$3,820	$11,220	$11,516
Global Cellulose Fibers	564	624	1,737	1,974
Printing Papers	743	1,071	2,234	3,224
Corporate and Intersegment Sales	48	53	150	164
Net Sales	$5,123	$5,568	$15,341	$16,878

Operating profit (loss) by business segment for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Industrial Packaging	$469	$535	$1,388	$1,471
Global Cellulose Fibers	(59)	4	(123)	39
Printing Papers	63	162	148	420
Business Segment Operating Profits	$473	$701	$1,413	$1,930

Earnings (loss) before income taxes and equity earnings	$282	$452	$527	$1,204
Interest expense, net	112	123	345	378
Noncontrolling interests adjustment	—	2	—	4
Corporate expenses, net	(20)	21	9	45
Corporate net special items	108	48	195	48
Business net special items	2	46	368	224
Non-operating pension expense (income)	(11)	9	(31)	27
Business Segment Operating Profits	$473	$701	$1,413	$1,930

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly in "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report.
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $204 million ($0.52 per diluted share) in the third quarter of 2020, compared with $266 million ($0.67 per diluted share) in the second quarter of 2020 and $344 million ($0.87 per diluted share) in the third quarter of 2019. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders (a non-GAAP measure defined below) of $280 million ($0.71 per diluted share) in the third quarter of 2020, compared with $305 million ($0.77 per diluted share) in the second quarter of 2020 and $431 million ($1.09 per diluted share) in the third quarter of 2019.

In the third quarter 2020, International Paper delivered solid earnings and generated robust cash from operations in a dynamic environment. We continued to deliver strong commercial and operational performance, with outstanding cost management across all our businesses. In the third quarter 2020, we generated $735 million in cash from operations and $616 million in free cash flow, bringing cash generated from operations and free cash flow to $2.3 billion and $1.6 billion, respectively, through the first three quarters of 2020. The Company’s solid performance reinforces our financial strength and commitment to our capital allocation framework. We continued to use cash consistent with our capital allocation framework to maintain a strong balance sheet, return cash to shareowners and invest to create value. During the third quarter, we reduced debt by $760 million, bringing year-to-date debt reduction to $1.1 billion. In October, the board of directors approved the fourth quarter dividend, bringing the full-year authorizations to $800 million.

Relative to demand, recovery trends continue to vary by business and end-use consumer segments. Demand for corrugated packaging accelerated in the third quarter and that momentum continues in the fourth quarter. In our Global Cellulose Fibers business, we experienced seasonally lower demand and destocking across most regions, as expected. In our Printing Papers business, we are in the early stages of recovery as office and school activities restart. Against this backdrop, our commercial, supply chain and manufacturing organizations are collaborating at a high level to ensure we meet our customers’ changing needs, leveraging the scale and flexibility of our system and optimizing costs. We remain committed to our COVID-19 principles and will continue to focus on what we need to do to further strengthen the Company for all our stakeholders in the short-term and the long-term.

Comparing performance in the third quarter 2020 to the second quarter 2020, price and mix was essentially flat across our businesses. Volume was favorable, driven by strong demand for corrugated packaging in North America and improved demand for printing papers across all regions. Operations and costs benefited from improved fixed cost absorption on higher volume. Our businesses continued to do an excellent job managing costs and delivered strong operational performance to mitigate the impact of hurricanes in the third quarter. Third quarter performance also benefited from about $30 million of one-time items, which favorably impacted operations and costs. As expected, maintenance outage costs reduced earnings in the third quarter, which is our highest planned maintenance quarter this year. Input costs were favorable, mostly due to lower recovered fiber costs. We did experience higher energy and distribution costs as we exited the third quarter, which we see as a positive sign of an improving economy. Corporate expense and taxes were favorable compared to the second quarter 2020, reflecting foreign currency translation gains and favorable adjustments to our federal tax provision after finalizing our 2019 tax return. Equity earnings from our Ilim joint venture were a loss of $33 million and include a $55 million non-cash foreign exchange loss primarily associated with foreign currency translation on Ilim’s US dollar denominated net debt.

Looking ahead to the fourth quarter 2020, as compared to the third quarter of 2020, in our Industrial Packaging business, we expect stable price and mix in our North America and European Packaging businesses. Volume is expected to decrease modestly, with continued strong demand for corrugated packaging offsetting the impact of three less days in the fourth quarter. Operations and costs are expected to be negatively impacted by the non-repeat of favorable one-time items in the third quarter. Planned maintenance outage expense is expected to be lower, and input costs are expected to be higher, mostly due to higher energy and transportation costs. In our Global Cellulose Fibers business, we expect price and mix to be modestly lower in the fourth quarter. Volume is expected to be stable while operations and costs are expected to negatively impact earnings associated with the non-repeat of favorable one-time items. We expect increased planned maintenance outage expenses, and input costs are expected to be stable. In our Printing Papers business, we expect price and mix to be stable. Volume is expected to improve on higher seasonal demand in Latin America. Operations and costs are expected to be negatively impacted by the non-repeat of favorable one-time items in the third quarter, along with higher seasonal energy costs. Planned maintenance outage expenses are expected to decrease, and input costs are expected to increase on higher wood and energy costs. Lastly, in our Ilim joint venture, we expect improved earnings on the non-repeat of the foreign currency loss on U.S. dollar denominated net debt incurred in the third quarter.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Most of our manufacturing and converting facilities have remained open and operational during the pandemic. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company, including hygiene, social distancing, site cleaning, contact tracing, and other measures, as recommended by the CDC and WHO. Our COVID-19 measures are proving to be effective and we have not had any material disruptions to our operations.

We have seen a significant negative impact on demand for our printing papers products. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but could be unfavorably impacted going forward if negative economic conditions associated with COVID-19 persist or deteriorate. Furthermore, if there is a resurgence of the virus leading to additional governmental measures, such as stay-at-home orders or business and school shut downs, our supply chain, and therefore our production, could be negatively impacted.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the possibility of development of a vaccine; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. Developments related to COVID-19 are significantly adversely affecting portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings (loss) attributable to International Paper (a GAAP measure) excluding net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense (income) and items considered by management to be unusual (net special items) from the earnings reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most directly comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to shareholders to Adjusted Operating Earnings (Loss) attributable to shareholders.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2020	2019	2020
Net Earnings (Loss) Attributable to Shareholders	$204	$344	$266
Add Back - Non-operating pension expense (income)	(11)	9	(14)
Add Back - Net special items expense (income)	109	94	68
Income tax effect - Non-operating pension and net special items expense	(22)	(16)	(15)
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$280	$431	$305

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2020	2019	2020
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.52	$0.87	$0.67
Add Back - Non-operating pension expense (income) per share	(0.03)	0.02	(0.04)
Add Back - Net special items expense (income) per share	0.28	0.24	0.17
Income tax effect per share - Non-operating pension and net special items expense	(0.06)	(0.04)	(0.03)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.71	$1.09	$0.77

Cash provided by operations totaled $2.3 billion and $2.7 billion for the first nine months of 2020 and 2019, respectively. The Company generated free cash flow of approximately $1.6 billion and $1.8 billion in the first nine months of 2020 and 2019, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Cash provided by operations	$735	$882	$2,274	$2,682
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(119)	(285)	(657)	(913)
Free Cash Flow	$616	$597	$1,617	$1,769

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

RESULTS OF OPERATIONS
For the third quarter of 2020, International Paper Company reported net sales of $5.1 billion, compared with $4.9 billion in the second quarter of 2020 and $5.6 billion in the third quarter of 2019.
Net earnings (loss) attributable to International Paper totaled $204 million, or $0.52 per diluted share, in the third quarter of 2020. This compared with $266 million, or $0.67 per diluted share, in the second quarter of 2020 and $344 million, or $0.87 per diluted share, in the third quarter of 2019.

Net Earnings (Loss) Attributable to International Paper Company (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$266
($9)
$50
$23
$25
($57)
$13
($100)
$2
$28
($33)
($4)
$204
Q2 2020
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2020

Compared with the second quarter of 2020, earnings benefited from higher sales volumes ($50 million), lower operating costs ($23 million), lower raw material and freight costs ($25 million), lower corporate and other items ($13 million), lower net interest expense ($2 million) and lower tax expense ($28 million). These benefits were offset by lower average sales prices net of a favorable mix ($9 million), higher mill maintenance outage costs ($57 million) and higher non-operating pension expense ($4 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $100 million lower than in the second quarter of 2020. Net special items in the third quarter of 2020 were a loss of $83 million compared with a loss of $50 million in the second quarter of 2020.

Compared with the third quarter of 2019, the third quarter of 2020 reflects lower raw material and freight costs ($29 million), lower corporate and other costs ($30 million), lower net interest expense ($7 million), lower tax expense ($34 million) and lower non-operating pension expense ($14 million). These benefits were offset by lower average sales prices and an unfavorable mix ($114 million), lower sales volumes ($28 million), higher operating costs ($7 million) and higher mill maintenance outage costs ($47 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $55 million lower in the third quarter of 2020 than in the third quarter of 2019. Net special items in the third quarter of 2020 were a loss of $83 million compared with a loss of $80 million in the third quarter of 2019.
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

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of net earnings (loss) from continuing operations attributable to International Paper Company to its Total Business Segment Operating Profit:

	Three Months Ended
	September 30,		June 30,
In millions	2020	2019	2020
Net Earnings (Loss) Attributable to International Paper Company	$204	$344	$266
Add back (deduct):
Income tax provision (benefit)	50	137	67
Equity (earnings) loss, net of taxes	28	(27)	(72)
Noncontrolling interests, net of taxes	—	(2)	—
Earnings (Loss) Before Income Taxes and Equity Earnings	282	452	261
Interest expense, net	112	123	116
Noncontrolling interests included in operations	—	2	—
Corporate expenses, net	(20)	21	(3)
Corporate net special items	108	48	54
Business net special items	2	46	14
Non-operating pension expense (income)	(11)	9	(14)
Adjusted Operating Profit	$473	$701	$428
Business Segment Operating Profit (Loss):
Industrial Packaging	$469	$535	$449
Global Cellulose Fibers	(59)	4	(10)
Printing Papers	63	162	(11)
Total Business Segment Operating Profit	$473	$701	$428

Business Segment Operating Profit

Total business segment operating profits were $473 million in the third quarter of 2020, $428 million in the second quarter of 2020 and $701 million in the third quarter of 2019.

Business Segment Operating Profit (in millions)

$600
$500
$400
$300
$200
$100
$0
$428
$(11)
$68
$31
$34
$(77)
$473
Q2 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2020

Compared with the second quarter of 2020, operating profits benefited from higher sales volumes ($68 million), lower operating costs ($31 million) and lower raw material and freight costs ($34 million). These benefits were offset by lower average sales prices net of a favorable mix ($11 million) and higher mill outage costs ($77 million).

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$701
$(156)
$(38)
$(9)
$40
$(65)
$473
Q3 2019
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2020

Compared with the third quarter of 2019, operating profits in the current quarter benefited from lower raw material and freight costs ($40 million). These benefits were offset by lower average sales prices and an unfavorable mix ($156 million), lower sales volumes ($38 million), higher operating costs ($9 million) and higher mill outage costs ($65 million).

Economic-related downtime results from the amount of production required to meet our customer demand. Planned maintenance downtime is taken periodically throughout the year. The following table details North American planned maintenance and economic-related downtime:

In thousands of tons	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended June 30, 2020
Economic-related downtime	126	283	328
Maintenance downtime	170	125	51

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2020	2019	2020	2019
Industrial Packaging
Corrugated Packaging (b)	2,705	2,651	7,900	7,810
Containerboard	760	736	2,370	2,140
Recycling	460	556	1,388	1,790
Saturated Kraft	36	47	123	140
Gypsum/Release Kraft	50	49	154	149
Bleached Kraft	7	5	22	17
EMEA Packaging (b)	374	375	1,190	1,124
Brazilian Packaging (b)	98	96	271	272
European Coated Paperboard	102	106	308	312
Industrial Packaging	4,592	4,621	13,726	13,754
Global Cellulose Fibers (in thousands of metric tons) (c)	886	878	2,752	2,606
Printing Papers
U.S. Uncoated Papers	336	451	998	1,340
European and Russian Uncoated Papers	298	352	929	1,073
Brazilian Uncoated Papers	208	301	598	828
Indian Uncoated Papers	—	49	—	183
Printing Papers	842	1,153	2,525	3,424

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American, European and Brazilian volumes and internal sales to mills.
Income Taxes
An income tax provision of $50 million was recorded for the third quarter of 2020 and the reported effective income tax rate was 18%. Excluding a benefit of $26 million related to the tax effects of net special items and expense of $4 million related to the tax effects of non-operating pension expense, the effective income tax rate was 19% for the quarter.
An income tax provision of $67 million was recorded for the second quarter of 2020 and the reported effective income tax rate was 26%. Excluding a benefit of $18 million related to the tax effects of net special items and expense of $3 million related to the tax effects of non-operating pension expense, the effective income tax rate was 26% for the quarter.
An income tax provision of $137 million was recorded for the third quarter of 2019 and the reported effective income tax rate was 30%. Excluding a benefit of $14 million related to the tax effects of net special items and a benefit of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 27% for the quarter.
Interest Expense
Net interest expense was $112 million in the third quarter of 2020, compared with $116 million in the second quarter of 2020 and $123 million in the third quarter of 2019.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months and nine months ended are as follows:

	Three Months Ended
	September 30,						June 30,
	2020			2019			2020
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
Environmental remediation reserve adjustment	$7	$6	(a)	$—	$—		$—	$—
Brazil Packaging impairment	(4)	(2)	(b)	—	—		9	7	(b)
Abandoned property removal	—	—		13	10	(d)	5	4	(d)
Italian antitrust fine	—	—		32	32	(b)	—	—
Overhead cost reduction initiative	—	—		10	8	(e)	—	—
India Papers impairment	—	—		6	6	(a)	—	—
Riverdale mill conversion	—	—		1	1	(a)	—	—
Gain on sale of previously closed Oregon mill site	—	—		(9)	(7)	(b)	—	—
Multi-employer pension plan exit liability	—	—		(7)	(6)	(b)	—	—
Other	(1)	(1)	(c)	—	—		—	—
Business Segments Total	2	3		46	44		14	11
Corporate
Debt extinguishment costs	105	79		—	—		18	13
Asbestos litigation reserve adjustment	—	—		—	—		43	33
Gain on sale of portion of investment in India	—	—		—	—		(6)	(6)
Litigation reserves	—	—		22	17		—	—
Environmental remediation reserve adjustment	—	—		15	11		—	—
Overhead cost reduction initiative	—	—		11	8		—	—
Other	2	1		—	—		(1)	(1)
Corporate Total	107	80		48	36		54	39
Total net special items	109	83		94	80		68	50
Non-operating pension expense (income)	(11)	(7)		9	7		(14)	(11)
Total net special items and non-operating pension expense (income)	$98	$76		$103	$87		$54	$39

(a) Recorded in the Printing Papers segment.
(b) Recorded in the Industrial Packaging segment.
(c) Includes income of $2 million (before and after taxes) recorded in the Printing Papers segment and charges of $1 million (before and after taxes) recorded in the Industrial Packaging segment.
(d) Includes $3 million ($2 million after taxes) and $9 million ($7 million after taxes) for the three months ended June 30, 2020 and September 30, 2019, respectively, recorded in the Industrial Packaging segment; $2 million (before and after taxes) and $3 million ($2 million after taxes) for the three months ended June 30, 2020 and September 30, 2019, respectively, recorded in the Global Cellulose Fibers segment; $1 million (before and after taxes) for the three months ended September 30, 2019, recorded in the Printing Papers segment.
(e) Includes $4 million ($3 million after taxes) recorded in the Global Cellulose Fibers segment and $6 million ($5 million after taxes) recorded in the Printing Papers segment.

Details of net special items and non-operating pension expense for the nine months ended are as follows:

	Nine Months Ended
	September 30,
	2020			2019
In millions	Before Tax	After Tax		Before Tax	After Tax
Business Segments
Brazil Packaging impairment	$349	$342	(a)	$—	$—
Abandoned property removal	14	11	(b)	35	26	(b)
Environmental remediation reserve adjustment	7	6	(c)	—	—
Riverdale mill conversion	1	1	(c)	3	3	(c)
Foreign value-added tax refund accrual	(2)	(1)	(a)	—	—
India Papers impairment	—	—		151	149	(c)
Italian antitrust fine	—	—		32	32	(a)
Overhead cost reduction initiative	—	—		10	8	(e)
Multi-employer pension plan exit liability	—	—		9	6	(a)
Gain on sale of previously closed Oregon mill site	—	—		(9)	(7)	(a)
Gain on sale of EMEA Packaging box plant	—	—		(7)	(6)	(a)
Other	(1)	(1)	(d)	—	—
Business Segments Total	368	358		224	211
Corporate
Debt extinguishment costs	131	98		—	—
Asbestos litigation reserve adjustment	43	33		—	—
Gain on sale of portion of investment in India	(6)	(6)		—	—
India investment fair value adjustment	17	17		—	—
Environmental remediation reserve adjustment	41	31		15	11
Gain on sale of portion of equity investment in Graphic Packaging	(33)	(25)		—	—
Litigation reserves	—	—		22	17
Overhead cost reduction initiative	—	—		11	8
Interest expense related to foreign tax audits	—	—		1	1
Other	—	(1)		—	—
Corporate Total	193	147		49	37
Total net special items	561	505		273	248
Non-operating pension expense (income)	(31)	(23)		27	21
Total net special items and non-operating pension expense (income)	$530	$482		$300	$269

(a) Recorded in the Industrial Packaging segment.
(b) Includes $9 million ($7 million after taxes) and $25 million ($19 million after taxes) for the nine months ended September 30, 2020 and September 30, 2019, respectively, recorded in the Industrial Packaging segment; $5 million ($4 million after taxes) and $8 million ($5 million after taxes) for the nine months ended September 30, 2020 and September 30, 2019, respectively, recorded in the Global Cellulose Fibers segment; and $2 million (before and after taxes) for the nine months ended September 30, 2019, recorded in the Printing Papers segment.
(c) Recorded in the Printing Papers segment.
(d) Includes income of $2 million (before and after taxes) recorded in the Printing Papers segment and charges of $1 million (before and after taxes) recorded in the Industrial Packaging segment.
(e) Includes charges of $4 million ($3 million after taxes) recorded in the Global Cellulose Fibers segment and charges of $6 million ($5 million after taxes) recorded in the Printing Papers segment.

Net special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30,
In millions	2020	2019
Luxembourg tax law rate change	$—	$9
State income tax legislative changes	—	(3)
Settlement of foreign tax audits	—	3
Total	$—	$9

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,768	$3,633	$11,220	$3,820	$3,864	$11,516
Operating Profit (Loss)	$469	$449	$1,388	$535	$515	$1,471

Industrial Packaging net sales for the third quarter of 2020 were 4% higher compared with the second quarter of 2020 and 1% lower compared with the third quarter of 2019. Operating profit was 4% higher in the third quarter of 2020 compared with the second quarter of 2020 and 12% lower compared with the third quarter of 2019.

North American Industrial Packaging	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,351	$3,241	$9,947	$3,368	$3,414	$10,158
Operating Profit (Loss)	$455	$434	$1,326	$525	$515	$1,459

(a)Includes intra-segment sales of $31 million and $25 million for the three months ended September 30, 2020 and 2019, respectively; $31 million for each of the three months ended June 30, 2020 and 2019, respectively; and $94 million and $87 million for the nine months ended September 30, 2020 and 2019, respectively.
North American Industrial Packaging sales volumes in the third quarter of 2020 increased compared to the second quarter of 2020, reflecting higher shipments for boxes, partially offset by lower export containerboard volumes. The COVID-19 pandemic continues to have a mixed impact on box demand reflecting strong growth in the eCommerce segment as online shopping continues to be a major spending channel for consumers amid COVID-19 pandemic concerns. The shipping and distribution and protein segments were also favorably impacted. Demand for produce, processed foods and beverage in addition to non-essential items within the durable and non-durable segments were negatively impacted by COVID-19 restrictions and lower discretionary spending. Total maintenance and economic downtime was about 51,000 tons lower in the third quarter of 2020 compared with the second quarter of 2020, primarily driven by lower economic downtime. Average sales margins were stable as lower average sales prices for boxes was offset by higher export containerboard prices and a favorable mix. Operating costs were higher, driven by multiple weather events impacting our mix system and seasonality in our box plants. Planned maintenance downtime costs were $20 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs were lower, primarily for recovered fiber and wood, partially offset by higher energy costs. Earnings in both the third quarter and the second quarter of 2020 benefited from insurance recoveries related to the Rome fire and Bogalusa recovery boiler event.
Compared with the third quarter of 2019, sales volumes were higher in the third quarter of 2020 for both boxes and export containerboard. Total maintenance and economic downtime was about 173,000 tons lower in the third quarter of 2020, primarily driven by lower economic downtime. Export containerboard and box prices were significantly lower reflecting prior index movements throughout 2019 and early 2020. Operating costs increased, driven by multiple weather events impacting our mill system and costs associated with the Riverdale conversion. Planned maintenance downtime costs were $13 million higher in the third quarter of 2020 compared with the third quarter of 2019. Input costs were lower driven by lower wood, energy and distribution costs, partially offset by higher recovered fiber costs. Earnings in the third quarter of 2020 benefited from insurance recoveries related to the Rome fire and Bogalusa recovery boiler event.
Entering the fourth quarter of 2020, sales volumes for boxes are expected to be lower, driven by three fewer shipping days compared with the third quarter of 2020. Demand continues to be mixed reflecting continued strong demand for eCommerce, protein and shipping and distribution, offset by slower demand for fresh foods and durable and other non-durable goods. Export containerboard volumes are expected to be modestly higher. Average sales margins for boxes are expected to be lower, slightly offset by higher export containerboard average sales margins. Operating costs are expected to improve without the cost of weather related events that occurred in the third quarter of 2020. Planned maintenance downtime costs are expected to be $35 million lower in the fourth quarter of 2020 compared with the third quarter of 2020. Input costs are expected to be higher primarily for energy.

EMEA Industrial Packaging	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$306	$297	$953	$324	$331	$994
Operating Profit (Loss)	$3	$5	$18	$(1)	$(7)	$(23)

EMEA Industrial Packaging sales volumes for boxes in the third quarter of 2020 were higher compared with the second quarter of 2020 as the impacts of the COVID-19 pandemic showed some recovery in all regions at the end of the third quarter, partially offset by seasonally lower volumes in Morocco. Average sales margins were stable in Europe and seasonally lower in Morocco and Turkey. Operating costs were lower. Planned maintenance downtime costs were $3 million higher in the third quarter of 2020 compared with the second quarter of 2020 with an outage at our Madrid, Spain mill. Input costs were lower. Earnings were negatively affected by unfavorable foreign currency impacts, primarily in Morocco.

Compared with the third quarter of 2019, sales volumes in the third quarter of 2020 were slightly lower, primarily due to the impacts of the COVID-19 pandemic mostly offset by strong year over year recovery in Turkey. Average sales margins improved significantly, reflecting stable sales prices for boxes and lower containerboard costs. Operating costs improved from the ramp-up of the Madrid mill. Planned maintenance downtime costs were $3 million higher in the third quarter of 2020 compared with the third quarter of 2019. Input costs were lower. Earnings were negatively affected by unfavorable foreign currency impacts in Turkey.

Looking ahead to the fourth quarter of 2020, sales volumes for boxes are expected to be seasonally higher, primarily in Morocco. Average sales margins are expected to be slightly higher. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $3 million lower in the fourth quarter of 2020 compared with the third quarter of 2020. Input costs are expected to be higher, primarily for energy.

Brazilian Industrial Packaging	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$52	$42	$148	$61	$58	$176
Operating Profit (Loss)	$—	$(2)	$(3)	$(6)	$(1)	$(12)

On March 29, 2020 International Paper announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business. The transaction closed October 14, 2020.

European Coated Paperboard	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$90	$84	$266	$92	$92	$275
Operating Profit (Loss)	$11	$12	$47	$17	$8	$47

European Coated Paperboard sales volumes in the third quarter of 2020 compared with the second quarter of 2020 were higher in both Europe and Russia as the negative demand impact of the COVID-19 pandemic showed some improvement. Average sales margins were lower in both regions driven by an unfavorable mix. Operating costs were higher in Europe and flat in Russia. Planned maintenance downtime costs were $3 million higher in the third quarter of 2020 compared with the second quarter of 2020. Input costs were higher in Europe primarily for energy and purchased pulp. In Russia, input costs were lower, driven by wood and chemicals. Earnings benefited from favorable foreign currency impacts in both regions.
Compared with the third quarter of 2019, sales volumes increased in Russia, but decreased in Europe reflecting the demand impact of the COVID-19 pandemic. Average sales margins were lower in both regions, reflecting lower prices and an unfavorable mix. Operating costs were higher in Europe and lower in Russia. Planned maintenance downtime costs were $7 million higher in the third quarter of 2020 compared with the third quarter of 2019. Input costs were lower in Europe for purchased pulp, energy and wood. In Russia, input costs were stable. Earnings benefited from favorable foreign currency impacts in both regions.
Entering the fourth quarter of 2020, sales volumes are expected to be lower in Russia and stable in Europe. Average sales margins are expected to be stable in Europe and higher in Russia. Operating costs are expected to be higher in both regions. Planned maintenance downtime costs are expected to be $7 million lower in the fourth quarter of 2020 compared with the third quarter of 2020. Input costs are expected to be stable in both regions.

Global Cellulose Fibers

Total Global Cellulose Fibers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$564	$605	$1,737	$624	$661	$1,974
Operating Profit (Loss)	$(59)	$(10)	$(123)	$4	$—	$39

Global Cellulose Fibers net sales were 7% lower in the third quarter of 2020 than in the second quarter of 2020 and 10% lower than in the third quarter of 2019. Operating profit in the third quarter of 2020 was significantly lower compared to the second quarter of 2020 and the third quarter of 2019.
Sales volumes in the third quarter of 2020 compared with the second quarter of 2020 were seasonally lower and reflect slower COVID-19 pandemic-related consumer demand. Weakened demand in the paper segment was partially offset by increased consumer demand for absorbent hygiene and tissue and towel products. Total maintenance and economic downtime was about 96,000 tons higher in the third quarter of 2020 compared with the second quarter of 2020 primarily due to higher maintenance downtime. Average sales margins improved, reflecting flow through of previous sales price increases. Operating costs were lower driven by seasonality and one-time items. Planned maintenance downtime costs in the third quarter of 2020 were $43 million higher compared with the second quarter of 2020. Input costs were higher, primarily for wood, energy and chemicals.
Compared with the third quarter of 2019, sales volumes in the third quarter of 2020 were lower for both fluff and market pulp driven by slowing demand reflecting customer destocking related to the COVID-19 pandemic. Total maintenance and economic downtime was about 13,000 tons higher in the third quarter of 2020, primarily due to higher maintenance downtime. Average sales prices were significantly lower for both fluff and market pulp. Operating costs were favorable reflecting one-time benefits in the third quarter of 2020 and the negative impacts of Hurricane Dorian in the third quarter of 2019. Planned maintenance downtime costs in the third quarter of 2020 were $32 million higher compared with the third quarter of 2019. Input costs were stable.
Entering the fourth quarter of 2020, sales volumes are expected to be stable. Average sales margins are expected to be lower. Planned maintenance downtime costs in the fourth quarter of 2020 are expected to be $4 million higher compared with the third quarter of 2020. Operating costs are expected to be seasonally higher. Operating costs will be negatively affected by the non-repeat of one-time benefits in the third quarter of 2020. Input costs are expected to be higher primarily for wood, chemicals and energy.
Printing Papers

Total Printing Papers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$743	$583	$2,234	$1,071	$1,088	$3,224
Operating Profit (Loss)	$63	$(11)	$148	$162	$114	$420

Printing Papers net sales for the third quarter of 2020 were 27% higher than in the second quarter of 2020 and 31% lower than in the third quarter of 2019. Operating profit in the third quarter of 2020 was significantly higher compared with the second quarter of 2020 and significantly lower compared with the third quarter of 2019.

North American Papers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$362	$265	$1,073	$492	$486	$1,474
Operating Profit (Loss)	$31	$(23)	$31	$76	$41	$174

North American Papers sales volumes in the third quarter of 2020 were higher compared with the second quarter of 2020 across all grades for uncoated freesheet paper reflecting signs of recovery from the unprecedented demand decline due to the COVID-19 pandemic. Total maintenance and economic downtime was about 128,000 tons lower in the third quarter of 2020 compared with the second quarter of 2020 primarily due to economic downtime. Average sales margins were stable. Operating costs were flat. Planned maintenance downtime costs were $1 million higher in the third quarter of 2020, compared with the second quarter of 2020. Input costs were flat.
Compared with the third quarter of 2019, sales volumes in the third quarter of 2020 were significantly lower across all grades for uncoated freesheet paper driven by the demand impact of the COVID-19 pandemic. Total maintenance and economic downtime was about 48,000 tons higher in the third quarter of 2020 compared with the third quarter of 2019 primarily due to economic downtime associated with the COVID-19 pandemic. Average sales margins were lower, reflecting lower average sales prices. Operating costs were stable. Planned maintenance downtime costs were $3 million lower in the third quarter of 2020 compared with the third quarter of 2019. Input costs were favorable, primarily for wood, energy and chemicals.
Entering the fourth quarter of 2020, sales volumes are expected to be slightly higher driven by export sales. Average sales margins are expected to be stable. Operating costs are expected to be seasonally higher. Planned maintenance downtime costs are expected to be slightly lower in the fourth quarter of 2020. Input costs are expected to be higher, primarily for energy and wood.

European Papers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$232	$209	$728	$299	$321	$929
Operating Profit (Loss)	$17	$13	$71	$41	$29	$117

European Papers sales volumes for uncoated freesheet paper in the third quarter of 2020 compared with the second quarter of 2020 were stable in Europe and higher in Russia but continue to be impacted by the unprecedented demand decline due to the COVID-19 pandemic. Economic downtime due to the COVID-19 pandemic demand impact was lower in the third quarter of 2020 compared to the second quarter of 2020. Average sales margins for uncoated freesheet paper decreased in both regions, reflecting lower average sales prices and an unfavorable mix in Russia. Operating costs were lower in Europe, but higher in Russia. Planned maintenance downtime costs were $8 million higher in the third quarter of 2020 compared to the second quarter of 2020. Input costs were lower in both regions, primarily for wood and chemicals. Earnings benefited from favorable foreign currency impacts in Russia, partially offset by unfavorable foreign currency impacts in Europe.
Sales volumes for uncoated freesheet paper in the third quarter of 2020, compared with the third quarter of 2019, were lower in Europe and Russia reflecting the negative demand impact of the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the third quarter of 2020 due to the COVID-19 demand impact. Average sales margins for uncoated freesheet paper were lower in both regions reflecting lower average sales prices and an unfavorable mix. Operating costs were lower in both Europe and Russia reflecting strong cost management. Planned maintenance downtime costs were $16 million higher in the third quarter of 2020 compared with the third quarter of 2019. In Europe, input costs were lower, primarily for wood, energy and chemicals. In Russia, input costs were flat. Earnings were negatively affected by unfavorable foreign currency impacts in Europe, mostly offset by favorable foreign currency impacts in Russia.

Looking forward to the fourth quarter of 2020, sales volumes for uncoated freesheet paper are expected to improve in both regions. Average sales margins are expected to be stable in both regions. Operating costs are expected to be higher in both Europe and Russia. Planned maintenance downtime costs are expected to be $14 million lower in the fourth quarter of 2020 compared with the third quarter of 2020. Input costs are expected to be higher in both regions, primarily for energy, wood and chemicals.

Brazilian Papers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$150	$108	$434	$247	$240	$702
Operating Profit (Loss)	$15	$(1)	$46	$44	$37	$114

(a)Includes intra-segment sales of $1 million and $5 million for the three months ended September 30, 2020 and 2019, respectively; $(1) million and $12 million for the three months ended June 30, 2020 and 2019, respectively; and $1 million and $25 million for the nine months ended September 30, 2020 and 2019, respectively.
Brazilian Papers sales volumes in the third quarter of 2020, compared with the second quarter of 2020, were higher for both domestic and export shipments of uncoated freesheet paper reflecting some improvement from the unprecedented decline in demand due to the COVID-19 pandemic. Economic downtime due to the demand impact of the COVID-19 pandemic was lower in the third quarter of 2020 compared with the second quarter of 2020. Average sales margins were lower driven by lower export sales prices and an unfavorable geographic mix. Operating costs were stable. Planned maintenance outage downtime costs were $1 million lower in the third quarter of 2020 compared with the second quarter of 2020. Input costs were flat.
Compared with the third quarter of 2019, sales volumes for uncoated freesheet paper in the third quarter of 2020 were lower in both export and domestic markets reflecting the demand impact of the COVID-19 pandemic. Earnings were negatively impacted by economic downtime due to the demand impact of the COVID-19 pandemic. Average sales margins were lower reflecting lower average sales prices and an unfavorable geographic mix. Operating costs were lower. Planned maintenance outage expenses were $1 million lower in the third quarter of 2020 compared with the third quarter of 2019. Input costs were lower, primarily for virgin fiber and pulp.
Entering the fourth quarter of 2020, sales volumes for uncoated freesheet paper are expected to improve for both domestic and export shipments as demand continues to recover from COVID-19 negative demand impacts. Average sales margins are expected to be higher driven by a favorable geographic mix. Operating costs are expected to be stable. Planned maintenance outage expenses are expected to be lower in the fourth quarter of 2020 compared with the third quarter of 2020. Input costs are expected to be higher.

Indian Papers	2020			2019
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$—	$—	$—	$38	$53	$144
Operating Profit (Loss)	$—	$—	$—	$1	$7	$15

On May 29, 2019, International Paper announced it had entered into an agreement to sell its controlling interest in its Indian Papers business. The transaction closed on October 30, 2019.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings (loss), net of taxes, of $(33) million in the third quarter of 2020, compared with $63 million in the second quarter of 2020 and $18 million in the third quarter of 2019. In the third quarter of 2020, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $55 million, compared with a gain of $34 million in the second quarter of 2020.
Compared with the second quarter of 2020, sales volumes in the third quarter of 2020 were 3% higher overall, primarily for sales of softwood and hardwood pulp in China, partially offset by lower sales of hardwood pulp and containerboard in Russia and lower sales of softwood pulp in other export markets. Average sales price realizations decreased for softwood pulp and hardwood pulp in China, Russia and other export markets. Average sales price realizations for containerboard increased in all regions. Input costs were relatively flat. Repair and outage costs were higher due to scheduled maintenance outages at the Koryzhama and Bratsk mills in the third quarter.
Compared with the third quarter of 2019, sales volumes in the third quarter of 2020 increased overall by 20%, primarily from increased sales of softwood pulp in China, Russia and other export markets, partially offset by lower sales of hardwood pulp in China and Russia. Sales of containerboard in China and other export markets improved. Average sales price realizations for softwood pulp and hardwood pulp were lower in all regions. Average sales price realizations for containerboard were slightly higher in China, but lower in Russia and other export markets. Input costs, primarily for wood increased. Distribution costs were higher. An after-tax foreign exchange loss of $4 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the third quarter of 2019.
Looking forward to the fourth quarter of 2020, sales volumes are expected to be higher. Based on pricing to date in the current quarter, average sales price realizations are projected to increase primarily for softwood pulp and containerboard compared with the third quarter of 2020. Input costs for wood and fuel are expected to be seasonally higher. Distribution costs are projected to increase.
Equity Earnings – GPIP
International Paper recorded equity earnings of $11 million in the third quarter of 2020, compared with $11 million in the second quarter of 2020 and $10 million in the third quarter of 2019. As of September 30, 2020, the Company's ownership interest in GPIP was 14.8%.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $2.3 billion for the first nine months of 2020, compared with $2.7 billion for the comparable 2019 nine-month period.

Investments in capital projects, net of insurance recoveries, totaled $657 million in the first nine months of 2020, compared to $913 million in the first nine months of 2019. Full-year 2020 capital spending is currently expected to be approximately $800 million, which represents a reduction of approximately $200 million from our initial plan. This represents 62% of depreciation and amortization, including approximately $290 million of strategic investments.

Financing activities for the first nine months of 2020 included a $1.1 billion net decrease in debt versus a $391 million net decrease in debt during the comparable 2019 nine-month period.
Amounts related to early debt extinguishment during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2020	2019	2020	2019
Early debt reductions (a)	$903	$77	$1,190	$245
Pre-tax early debt extinguishment (gain) loss, net	105	2	131	(1)

(a)Reductions related to notes with interest rates ranging from 3.00% to 7.50% with original maturities from 2021 to 2027 and from 3.00% to 4.40% with original maturities from 2027 to 2047 for the three months ended September 30, 2020 and 2019, respectively, and from 3.00% to 7.50% with original maturities from 2021 to 2048 and from 3.00% to 9.50% with original maturities from 2024 to 2048 for the nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases of the Condensed Notes to the Consolidated Financial Statements and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities of the Condensed Notes to the Consolidated Financial Statements) by calendar year were as follows: $146 million in 2020; $50 million in 2021; $200 million in 2022; $361 million in 2023; $532 million in 2024; and $7.4 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2020, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At September 30, 2020, International Paper’s credit agreements totaled $2.8 billion, which is comprised of the $750 million contractually committed revolving credit agreement, the $1.5 billion contractually committed bank credit agreement, and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2020, the Company had no borrowings outstanding under the $750 million revolving credit agreement, the $1.5 billion credit agreement, or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt of the Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2020 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.
In addition to the $2.8 billion in credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2020, the Company had $140 million of borrowings outstanding under the program at a weighted average interest rate of 0.17%.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements for the next 12 months with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. The COVID-19 pandemic has negatively impacted the global economy and created significant volatility and disruption of capital and financial markets. As a result of the current economic environment, management has taken various actions to further strengthen the Company’s liquidity position. In addition to the Company entering into a $750 million revolving credit agreement and the Company amending the receivable securitization program from uncommitted to committed financing, the Company is also on track to reduce capital expenditures by approximately $200 million from the initial 2020 plan, has indefinitely suspended the Company’s share repurchase program beginning April 2020, and has been deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that these actions provide us with sufficient liquidity to operate in this uncertain environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.

During the first nine months of 2020, International Paper used 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 1.0 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $42 million, including $14 million related to shares repurchased under the Company's repurchase program. The Company indefinitely suspended its repurchase program in April 2020.

During the first nine months of 2019, International Paper used approximately 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 11.9 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $535 million, including $486 million related to shares repurchased under the Company's repurchase program.
Cash dividend payments related to common stock totaled $605 million and $595 million for the first nine months of 2020 and 2019, respectively. Dividends were $1.5375 per share and $1.5000 per share for the first nine months in 2020 and 2019, respectively.
Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities hold installment notes of $4.85 billion that mature in August 2021 and third-party loans of $4.22 billion that mature in November and December of 2020. These third-party loans are shown in Current nonrecourse financial liabilities of variable interest entities on the accompanying consolidated balance sheet. We are currently negotiating the extension of the third-party loans to August 2021 and expect to complete the extension before the maturity dates.
Failure to extend these third-party loans to August 2021 prior to their respective maturity dates in November and December of 2020 could necessitate a disposition of the installment notes to facilitate the $4.22 billion debt payment. We are confident we would be able to dispose of the installment notes, if necessary.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interest would be approximately $900 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.

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

The Company has included in its 2019 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2020.
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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, the development, availability and effectiveness of treatments and vaccines, impacts of governments’ responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and business partners and consumer preferences and demand, supply chain disruptions, and disruptions in the capital or financial markets; (ii) the level of indebtedness and changes in interest rates; (iii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition International Paper faces, cyclicality and changes in consumer preferences, demand and pricing for International Paper products (including changes resulting from the COVID-19 pandemic); (iv) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in International Paper’s credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of International Paper’s future pension funding obligations, and pension and health care costs; (vi) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (vii) any material disruption at any of International Paper’s manufacturing facilities due to severe weather, natural disasters or other causes (including as the result of the COVID-19 pandemic); (viii) risks inherent in conducting business through joint ventures; (ix) International Paper’s ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions, (x) information technology risks, and (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in International Paper’s press releases and U.S. Securities and Exchange Commission filings. In addition, other risks and uncertainties not presently known to International Paper or that it currently believes to be immaterial could affect the accuracy of any forward-looking statements. International Paper undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference.
ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (Part I, Item 1A) other than as discussed below.

The current COVID-19 pandemic has had an adverse effect on portions of our business, and may have material adverse effects on our business, financial condition, results of operations and cash flows, particularly if negative economic conditions associated with COVID-19 persist or deteriorate.

The COVID-19 pandemic has resulted in authorities throughout the world implementing widespread measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, stay-at-home orders, the promotion of social distancing and limitations on business activity, including business closures. These measures and the pandemic have caused a significant global economic downturn, disrupting supply chains, significantly increasing unemployment and underemployment levels, and adversely impacting consumer confidence and spending. The continued spread of COVID-19 has also led to significant disruption and volatility in the global capital and financial markets.

Although governments of countries in which we operate have generally considered forest products and the supply chain on which we depend to be “essential industries” that should remain operational during this pandemic, any significant disruption in operations at one or more of our mills, plants or other facilities as a result of the COVID-19 pandemic, including precautionary measures we take or taken by governmental authorities that limits in-person workplace contact at any of our facilities to reduce the potential for employee exposure to COVID-19, could have an adverse effect on our business or operations. If a significant portion of our workforce is unable to work effectively due to measures taken in response to the COVID-19 pandemic such as those described herein, our operations will likely be negatively impacted.

COVID-19 has had a significant negative impact on demand for our printing papers products. In addition, demand for our pulp, containerboard and corrugated box products could be unfavorably impacted if the negative economic conditions associated with COVID-19 persist or deteriorate.

In addition to the reduction in demand for our products that the COVID-19 pandemic has had or could have, other negative impacts on our business, include, but are not limited to, the following:

•We rely on a global workforce, and we take measures to protect the health and safety of our employees, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. During the pandemic, we have taken additional measures and incurred additional expenses to protect the health and safety of our employees to comply with applicable government requirements and safety guidance. Our business operations may be additionally disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our employee base, customers and others.
•A significant number of our employees as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cyber risks or other disruption to our technology infrastructure.
•Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of planned capital expenditures, and could adversely affect our business and results of operations.

While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional waves, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the development, availability and effectiveness of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for our products; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; and (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, adverse effects to our supply chain. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.

Given the inherent uncertainty surrounding COVID-19, we expect the pandemic will continue to have an adverse impact on portions of our business in the near term. If these conditions persist for a prolonged period, the COVID-19 pandemic, including any of the above factors and others that are currently unknown, may have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2020 - July 31, 2020	3,415	$35.15	—	$1.73
August 1, 2020 - August 31, 2020	1,663	34.79	—	1.73
September 1, 2020 - September 30, 2020	549	40.28	—	1.73
Total	5,627
(a) 5,627 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. A share repurchase program was approved on September 10, 2013, and increased twice on July 8, 2014, and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $5 billion of shares of our common stock. As of September 30, 2020, approximately $1.73 billion aggregate amount of shares of our common stock remained authorized for purchase under this program. The Company indefinitely suspended its repurchase program in April 2020.

ITEM 6. EXHIBITS

10.1
Agreement Regarding Continued Employment, Termination, Severance and General Release dated September 8, 2020 between International Paper Company and Catherine I. Slater (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 11, 2020).

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

INTERNATIONAL PAPER COMPANY (Registrant)

October 30, 2020	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

October 30, 2020	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller