Form 10-K
period 2020-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2021-02-19
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from - to -
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020) was approximately $13,786,056,781.
The number of shares outstanding of the Company’s common stock as of February 12, 2021 was 393,117,117.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2021 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	39
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	40
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	40
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	42
	Consolidated Statement of Operations	46
	Consolidated Statement of Comprehensive Income	47
	Consolidated Balance Sheet	48
	Consolidated Statement of Cash Flows	49
	Consolidated Statement of Changes in Equity	50
	Notes to Consolidated Financial Statements	51
	Interim Financial Results (Unaudited)	89
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	91
ITEM 9A.	CONTROLS AND PROCEDURES.	91
ITEM 9B.	OTHER INFORMATION.	91

PART III.		91

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	91
ITEM 11.	EXECUTIVE COMPENSATION.	91
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	91
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	92
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	92

PART IV.		92

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	92
	Additional Financial Data	92
ITEM 16.	FORM 10-K SUMMARY
	SIGNATURES	97
APPENDIX I	2020 LISTING OF FACILITIES	A-1
APPENDIX II	2020 CAPACITY INFORMATION	A-4

PART I.

ITEM 1. BUSINESS

GENERAL
International Paper Company (the "Company" or "International Paper", which may also be referred to as "we" or "us") is a global producer of renewable fiber-based packaging, pulp and paper products with manufacturing operations in North America, Latin America, Europe, North Africa and Russia. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. You can learn more about us by visiting our website at www.internationalpaper.com.
In the United States, at December 31, 2020, the Company operated 27 pulp, paper and packaging mills, 162 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2020 in Canada, Europe, North Africa and Latin America included 11 pulp, paper and packaging mills, 39 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through six branches in Asia. At December 31, 2020, we owned or managed approximately 314,000 acres of forestland in Brazil and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
For management and financial reporting purposes, our businesses are separated into three segments: Industrial Packaging; Global Cellulose Fibers; and Printing Papers.
A description of these business segments can be found on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s equity interests in Ilim S.A. ("Ilim") and Graphic Packaging International Partners, LLC ("GPIP") are also separate reportable industry segments.
On December 3, 2020, we announced a plan to pursue a spin-off of our Printing Papers segment into a standalone publicly-traded company ("SpinCo"). See discussion on page 27 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 Divestitures and Impairments of Businesses on page 59 of Item 8. Financial Statements and Supplementary Data.
From 2016 through 2020, International Paper’s capital spending approximated $6.3 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and strategic capital for capacity expansion. Capital spending in 2020 was approximately $751 million and is expected to be approximately $800 million in 2021. You can find more information about capital spending on page 33 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found on page 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You can find discussions of restructuring charges and other special items on pages 25 and 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we filed with or furnished to the SEC.

HUMAN CAPITAL

Our strategic framework, The IP Way Forward, ensures our business strategy delivers sustainable outcomes for all of our stakeholders - employees, customers, suppliers, communities, governments, non-governmental organizations and shareholders – for generations to come. We accomplish this through a series of programs and processes as discussed below. Additionally in 2020, we established our Vision 2030 goals for healthy and abundant forests, thriving people and communities, sustainable operations and renewable solutions. Several of these goals are discussed in more detail below.

EMPLOYEES
As of December 31, 2020, we have approximately 49,300 employees, nearly 33,400 of whom are located in the United States. Of our U.S. employees, approximately 23,100 are hourly, with unions representing approximately 14,300 employees. Approximately 10,800 of this number are represented by the United Steelworkers union ("USW").

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

SAFETY

The safety of our employees remains the primary focus of our leaders. Our goal is to create a 100% injury-free workplace for our employees and contractors. To accomplish this goal, we focus on the IP Way of doing things - we do the right things, in the right ways, for the right reasons, all of the time. Our stated Vision 2030 Goal is to achieve zero injuries for employees and contractors.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. Most of our manufacturing and converting facilities we deemed essential have remained open and operational during the pandemic. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company, including hygiene, social distancing, site cleaning, contract tracing and other measures, as recommended by the Centers for Disease Control and Prevention and the World Health Organization. As a sign of our appreciation for our workers during the pandemic, the Company gave a one-time bonus to all employees in December 2020.

HUMAN CAPITAL MANAGEMENT

The attraction, retention and development of our employees is critical to our success. We accomplish this, in part, by developing the capabilities of our team members through our continuous learning, development and performance management programs. One such program is our REACH (Recruit, Engage, Align College Hires) program through which the Company recruits and develops early-career engineers and safety professionals for our U.S. Mill system, preparing them to become future leaders. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our employees. We provide continuing education courses that are relevant to our industry and job function within the Company. In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization. We also offer a peer mentor program and leadership and customer service training to support and develop our employees. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company. In 2019, 580 new hourly operations and maintenance employees at our mills experienced new hire integration training and 460 high potential leaders participated in experiential development programs.

DIVERSITY AND INCLUSION

The Company believes in an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Our stated Vision 2030 goal is to achieve 30% overall representation of women and 50% women in salaried positions and to implement regional diversity plans, including 30% minority representation in U.S. salaried positions. To foster a more diverse and inclusive culture, the Company is focused on (1) promoting a culture of diversity and inclusion that leverages the talents of all employees, and (2) implementing practices that attract, recruit and retain diverse top talent. The Company supports employee-led networking groups that are open to all employees and provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and pursue personal and professional development, such as the Women in International Paper Employee Networking Circle, African American Employee Networking Circle ("IPmove"), LGBTQ Employee Networking Circle (“IPride”) and a Veterans Employee Networking Circle.

We have a global workforce and have implemented programs around the globe to create diverse, inclusive workplaces. We have increased representation of women engineers in our REACH program to 38% with the Class of 2021. And our overall full-time diversity hiring for the REACH Class 2021 is 52%.

CITIZENSHIP

We encourage our employees to support the communities in which they live and in which the Company operates. Our citizenship efforts extend across the globe and support social and educational needs. To that end, in 2019 we invested more than $24 million to address critical needs in the communities in which we work and live. Our Vision 2030 goal is to strengthen the resilience of our communities and improve the lives of 100 million people in our communities. We are proud to have been named among the world’s most ethical companies by Ethisphere for 14 consecutive years.

COMPETITION AND COSTS
The pulp, paper and packaging sectors are large and fragmented, and the areas into which the Company sells its principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood-fiber products.

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 20 through 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION
The Company sells products directly to end users and converters, as well as through agents, resellers and paper distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 26 and 27 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2020, 2019 and 2018 were as follows:
SALES VOLUMES BY PRODUCT (a)

In thousands of short tons (except as noted)	2020	2019	2018
Industrial Packaging
Corrugated Packaging (b)	10,671	10,454	10,624
Containerboard	3,097	2,909	3,229
Recycling	2,181	2,388	2,282
Saturated Kraft	158	174	196
Gypsum/Release Kraft	209	199	227
Bleached Kraft	30	22	31
EMEA Packaging (b)	1,627	1,538	1,476
Brazilian Packaging (b)	271	366	351
European Coated Paperboard	411	417	390
Industrial Packaging	18,655	18,467	18,806
Global Cellulose Fibers (in thousands of metric tons) (c)	3,676	3,501	3,573
Printing Papers
U.S. Uncoated Papers	1,339	1,799	1,886
European and Russian Uncoated Papers	1,249	1,456	1,440
Brazilian Uncoated Papers	910	1,172	1,125
Indian Uncoated Papers	—	206	263
Printing Papers	3,498	4,633	4,714
(a)Includes third-party and inter-segment sales and excludes sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales by these businesses reflect invoiced tons.
(c) Includes North American, European and Brazilian volumes and internal sales to mills.

ENVIRONMENTAL PROTECTION

The Company is subject to extensive federal and state environmental regulation, as well as similar regulations internationally. In addition, new environmental laws or regulations impacting our facilities around the world are routinely passed or proposed. Our continuing objectives include: (1) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent $46 million in 2020 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend $50 million in 2021 for environmental capital projects. Capital expenditures for 2022 environmental projects are anticipated to be approximately $45 million. Capital expenditures for 2023 environmental projects are estimated to be $30 million.

The Company has completed capital projects to meet the U.S. Environmental Protection Agency's ("EPA") maximum achievable control technology ("MACT") and risk and technology review ("RTR") regulations that require owners of specified pulp and paper process equipment and boilers to meet new air emissions standards for certain substances. As portions of these MACT and RTR regulations have been remanded to EPA for further consideration it is not clear at this time what, if any, additional capital project expenditures might result from resolution of the open issues.
The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities on the balance sheet. For additional information regarding certain remediation actions, see Note 14 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data on pages 68 through 70.

See Item 1A. Risk Factors - WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

CLIMATE CHANGE

The Company recognizes the impacts of climate change on people and our planet. In order to manage climate-related risks, we are taking actions throughout our value chain to advance a low-carbon economy.

We transform renewable resources into recyclable products that people depend on every day. This cycle begins with sourcing renewable fiber from responsibly managed forests, and at the end of use, our low-carbon products are recycled into new products at a higher rate than any other base material. We work to advance the shift to a low-carbon, circular economy by designing products that are 100% reusable, recyclable or compostable.

As part of our Vision 2030, we have committed to incremental reductions in our Scope I, II and III greenhouse gas emissions: 35% reduction by 2030. Our greenhouse gas emissions reduction goal is consistent with the Paris Climate Agreement. Furthermore, we use biomass and manufacturing residuals (rather than fossil fuels) to generate a majority of the manufacturing energy at our mills.

Our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests.

In an effort to mitigate the impact of climate change various international, national and sub-national (regional, state and local) governmental actions have been or may be undertaken. Presently, these efforts have not materially impacted the Company, but such efforts may have a material impact on the Company in the future.

INTERNATIONAL EFFORTS
The Paris Agreement went into effect in November 2016 and continues international efforts and voluntary commitments toward reducing the emissions of greenhouse gases ("GHGs"). Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.

To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System ("EU ETS"). Currently, we have two sites directly subject to regulation under Phase III of the EU ETS, one in Poland and one in France. Other sites that we operate in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

U.S. EFFORTS, INCLUDING STATE, REGIONAL AND LOCAL MEASURES
The U.S. Congress has not passed GHG legislation. The EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units ("EGUs"); (iii) control emissions from new oil and gas processing operations and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year.
Several U.S. states, including states in which we operate facilities, have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities. California, New York and Virginia have already enacted such programs, although these regulations have not, and are not expected to have a material impact on the Company. We monitor proposed programs in other states as well; however, it is unclear what impacts, if any, future state-level GHG rules will have on the Company’s operations.

SUMMARY
Regulation of GHGs continues to evolve in various countries in which we do business. While it is likely that there will be increased governmental action regarding GHGs and climate change in the future, it is unclear when such actions will occur and at this time it is not reasonably possible to estimate the Company’s costs of compliance with rules that have not yet been adopted or implemented and may not be adopted or implemented in the future. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on the Company, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. The Company has controls and procedures in place to stay informed about developments concerning possible climate change legislation and regulation in the U.S. and in other countries where we operate. We regularly assess whether such legislation or regulation may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.

Additional information regarding climate change and the Company is available in our 2019 Global Citizenship report found on our website at www.internationalpaper.com, though this information is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Mark S. Sutton, 59, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984. Mr. Sutton serves on the board of directors of The Kroger Company. He is a member of The Business Council, serves on the American Forest & Paper Association board of directors, The Business Roundtable board of directors, and the international advisory board of the Moscow School of Management - Skolkovo. He was appointed chairman of the U.S. Russian Business Council. He also serves on the board of directors for Memphis Tomorrow and board of governors for New Memphis
Institute. Mr. Sutton has been a director since June 1, 2014.

W. Michael Amick, Jr., 57, senior vice president - paper the Americas since January 1, 2017 until his anticipated departure on March 31, 2021. Mr. Amick previously served as senior vice president - North American papers & consumer packaging from July 2016 until December 2016, senior vice president - North American papers, pulp & consumer packaging from November 2014 until June 2016, vice president - president, IP India, from August 2012 to October 2014, and vice president and general manager for the coated paperboard business from 2010 to 2012. Mr. Amick joined International Paper in 1990.

Clay R. Ellis, 50, senior vice president - enterprise operational excellence since December 2019. Mr. Ellis previously served as vice president - manufacturing, global cellulose fibers from 2016 to December 2019, vice president of pulp from 2014 to 2016, and vice president manufacturing, North American papers from 2012 to 2014. Mr. Ellis joined International Paper in 1992.

W. Thomas Hamic, 55, senior vice president - global cellulose fibers and enterprise commercial excellence since September 2020. Mr. Hamic previously served as senior vice president - containerboard and enterprise commercial excellence from December 2019 until September 2020. Mr. Hamic has also previously served as vice president and general manager - containerboard & recycling, North American container from June 2015 until December 2019. Mr. Hamic became vice president and general manager of the south area in container of the Americas in 2009, and he was appointed to the role of vice president, industrial packaging group’s finance & strategy in 2010. Mr. Hamic joined International Paper in 1991.

Timothy S. Nicholls, 59, senior vice president & chief financial officer since June 2018. Mr. Nicholls previously served as senior vice president - industrial packaging the Americas from January 2017 through June 2018, senior vice president - industrial packaging from November 2014 through December 2016, senior vice president - printing and communications papers of the Americas from November 2011 through October 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1999.

Thomas J. Plath, 57, senior vice president - human resources and global citizenship since March 1, 2017. Mr. Plath previously served as vice president

- human resources, global businesses from November 2014 through February 2017, and vice president - HR manufacturing, technology, EH&S and global supply chain from April 2013 to November 2014. Mr. Plath joined International Paper in 1991.

Jean-Michel Ribiéras, 58, senior vice president - paper the Americas and chief executive officer-elect of the standalone, publicly traded company that will result from the Company's anticipated spin-off SpinCo since January 2021. Mr. Ribieras previously served as senior vice president - industrial packaging the Americas from June 2018 until January 2021. Mr. Ribieras also previously served as senior vice president - global cellulose fibers from July 2016 through June 2018, senior vice president - president, IP Europe, Middle East, Africa & Russia from 2013 until June 2016, and president - IP Latin America from 2009 until 2013. Mr. Ribieras joined International Paper in 1993.

James P. Royalty, Jr., 51, senior vice president and president, Europe, the Middle East, Africa and Russia since December 2019. Most recently, Mr. Royalty served as vice president, corporate development and disruptive technologies from September 2018 until December 2019, vice president, strategic projects from 2017 until 2018, vice president, investor relations from 2013 until 2017, vice president and general manager, container the Americas in 2008 to 2013. Mr. Royalty joined International Paper in 1991.

Sharon R. Ryan, 61, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

John V. Sims, 58, senior vice president - finance, papers the Americas and chief financial officer-elect of SpinCo since January 2021. Mr. Sims previously served as senior vice president - corporate development from December 2019 until January 2021. Mr Sims previously served as senior vice president - president, IP Europe, Middle East, Africa & Russia from July 2016 until December 2019. Mr. Sims also previously served as vice president and general manager, European papers from January 2016 until June 2016, vice president & general manager, North American papers from 2014 until December 2015, and vice president, finance and strategy, industrial packaging, from 2009 until 2013. Mr. Sims is a director of Ilim in which International
Paper holds a 50% interest, and of its subsidiary, Ilim Group. Mr. Sims joined International Paper in 1994.

Gregory T. Wanta, 55, senior vice president - North American container since December 2016. Mr. Wanta has served in a variety of roles of increasing responsibility in manufacturing and commercial leadership roles in specialty papers, coated paperboard, printing papers, foodservice and industrial packaging, including vice president, central region, Container the Americas, from January 2012 through October 2016. Mr. Wanta joined International Paper in 1991.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda and starch. For further information concerning fiber supply purchase agreements, see pages 33 and 34.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the severity, magnitude and duration of the pandemic, negative global economic conditions arising from the pandemic, the development, availability and effectiveness of treatments and vaccines, impacts of governments’ responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and business partners and consumer preferences and demand, supply chain disruptions, and disruptions in the capital or financial markets; (ii) the level of indebtedness and changes in interest rates; (iii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition International Paper faces, cyclicality and changes in consumer preferences, demand and pricing for International Paper products (including changes resulting from the COVID-19 pandemic); (iv) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in International Paper’s credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of International Paper’s future pension funding obligations, and pension and health care costs; (vi) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (vii) any material disruption at any of International Paper’s manufacturing facilities due to severe weather, natural disasters or other causes (including as the result of the COVID-19 pandemic); (viii) risks inherent in conducting business through joint ventures; (ix) International Paper’s ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions; (x) information technology risks; and (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters, (xii) the receipt of regulatory approvals relating to the spin-off transaction without unexpected delays or conditions; (xiii) International Paper’s ability to successfully separate the SpinCo business and realize the anticipated benefits of the spin-off transaction; (xiv) the ability to satisfy any necessary conditions to consummate the spin-off transaction within the estimated timeframes or at all; and (xv) the final terms and conditions of the spin-off transaction, including the amount of any dividend by SpinCo to International Paper and the terms of any ongoing commercial agreements and arrangements between International Paper and SpinCo following any such transaction, the costs of any such transaction, the nature and amount of indebtedness incurred by SpinCo, the qualification of the spin-off transaction as a tax-free transaction for U.S. federal income tax purposes (including whether an IRS ruling will be obtained), diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties, and the impact of any such transaction on the businesses of International Paper and SpinCo and the relationship between the two companies following any such transaction. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in International Paper’s press releases and U.S. Securities and Exchange Commission filings. In addition, other risks and uncertainties not presently known to International Paper or that it currently believes to be immaterial could affect the accuracy of any forward-looking statements. International Paper undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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
OVERALL RISKS
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

Although governments of countries in which we operate have generally considered forest products and the supply chain on which we depend to be “essential industries” that should remain operational during this pandemic, any significant disruption in operations at one or more of our mills, plants or other facilities as a result of the COVID-19 pandemic, including precautionary measures we take or are taken by governmental authorities that limits in-person workplace contact at any of our facilities to reduce the potential for employee exposure to COVID-19, could have an adverse effect on our business or operations. If a significant portion of our workforce is unable to work effectively due to measures taken in response to the COVID-19 pandemic such as those described herein, our operations will likely be negatively impacted.

COVID-19 has had a significant negative impact on demand for our printing papers products. In addition, our operations in Industrial Packaging experienced higher supply chain costs due to the impact of COVID-19.

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

While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including additional waves, increases and spikes in the number of COVID-19 cases in certain areas; (b) rapidly-changing governmental and public health directives to contain and combat the outbreak, including the duration, degree and effectiveness of directives, as well as the easing, removal and potential reinstitution of directives; (c) the availability and wide-spread administration of treatments and vaccines for COVID-19; (d) the extent and duration of the pandemic’s adverse effect on economic and social activity, consumer confidence, discretionary spending and preferences, labor and healthcare costs, and unemployment rates, any of which may reduce demand for our products; (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations; and (f) the ability of our customers and suppliers to continue their operations, which could result in terminations of contracts, losses of revenue, adverse effects to our supply chain. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.

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

WE ARE SUBJECT TO PHYSICAL AND FINANCIAL RISKS ASSOCIATED WITH CLIMATE CHANGE AND GLOBAL, REGIONAL AND LOCAL WEATHER CONDITIONS.

Our operations and the operations of our suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the distribution and abundance of species, and the spread of disease or insect epidemics. Additionally, the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, snow, ice storms, the spread of disease, and insect infestations could also affect timber supply or cause variations in the cost of raw materials. Changes in precipitation could make wildfires more frequent or more severe, and could adversely affect timber harvesting. The effects of climate change and global, regional and local weather conditions could also have a material adverse effect on our results of operations.
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
THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2020, International Paper had approximately $8.1 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:
•it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, dividends, share repurchases, debt service requirements, acquisitions and general corporate or other purposes;
•a portion of our cash flows from operations will be dedicated to payments on indebtedness and will not be available for other purposes, including operations, capital expenditures and future business opportunities;
•the debt service requirements of our indebtedness could make it more difficult for us to satisfy other obligations;
•it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and
•it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending that is important to our growth.
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

Moreover, certain of our variable rate debt uses the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 20 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Additionally, uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact the cost of our variable rate debt.
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
Under the terms of the agreements governing approximately $1.0 billion of our debt as of December 31, 2020, the applicable interest rate on such debt may increase upon each downgrade in our credit rating below investment grade. As a result, a downgrade in our credit rating below investment grade may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes, including those delivered to Temple-Inland in connection with Temple-Inland's 2007 sales of forestlands, may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $488 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 15, Variable Interest Entities, on pages 70 through 72, and Note 13, Income Taxes, on pages 65 through 68, in Item 8. Financial Statements and Supplementary Data for further information.
OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 (or later for certain acquired populations, as described in Note 19. Retirement Plans, on pages 78 through 84, in Item 8. Financial Statements and Supplementary Data) and substantially all hourly union and non-union employees regardless of hire date. The Company has frozen participation under these plans for U.S. salaried employees, including credited service and compensation on or after January 1, 2019; however, the pension freeze does not affect benefits accrued through December 31, 2018. We provide retiree health care benefits to certain former U.S. employees, as well as financial assistance towards the cost of individual retiree medical coverage for certain former U.S. salaried employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns, changes in general interest rates and changes in the number of retirees may impact pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs. Drivers for fluctuating health costs include unit cost changes, health care utilization by participants, and potential legislative impacts and government oversight.
OUR PENSION PLANS ARE CURRENTLY UNDERFUNDED ON A PROJECTED BENEFIT OBLIGATION BASIS, AND OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record a liability associated with our pension plans equal to the excess of the benefit obligation over the fair value of plan assets. The benefit liability recorded under the provisions of Accounting Standards Codification ("ASC") 715, “Compensation – Retirement Benefits,” at December 31, 2020 was $1.1 billion. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
RISKS RELATING TO OUR OPERATIONS
MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD

NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:
•fires, floods, earthquakes, hurricanes or other catastrophes;
•the effect of a drought or reduced rainfall on its water supply;
•the effect of other severe weather conditions on equipment and facilities;
•disruption in the supply of raw materials or other manufacturing inputs;
•terrorism or threats of terrorism;
•information system disruptions or failures due to any number of causes, including cyber-attacks;
•domestic and international laws and regulations applicable to our Company and our business partners, including joint venture partners, around the world;
•unscheduled maintenance outages;
•prolonged power failures;
•an equipment failure;
•a chemical spill or release;
•explosion of a boiler or other equipment;
•damage or disruptions caused by third parties operating on or adjacent to one of our manufacturing facilities;
•disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•a widespread outbreak of an illness or any other communicable disease, such as the outbreak of the COVID-19 virus, or any other public health crisis;
•failure of our third party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;
•labor difficulties; and
•other operational problems.
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

THE ANNOUNCED PROPOSED SPIN-OFF OF OUR PRINTING PAPERS BUSINESS MAY NOT BE COMPLETED WITHIN THE EXPECTED TIMEFRAME, OR AT ALL, AND WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM THE SEPARATION. On December 3, 2020, we announced a plan to pursue a spin-off of our Printing Papers segment into SpinCo, a standalone, publicly traded company. International Paper will distribute shares of SpinCo to International Paper shareholders on a pro rata basis in a manner intended to be tax-free to International Paper and its shareholders for U.S. Federal income tax purposes. The transaction is expected to be completed in late third quarter 2021. The proposed spin-off is subject to customary conditions, including final approval by the International Paper Board of Directors, receipt of a tax opinion and the filing and effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission. No assurance can be given regarding the form that a spin-off transaction may take or the specific terms or timing thereof, or that a spin-off will in fact occur. In addition, International Paper expects to retain up to 19.9% of the shares of

SpinCo at the time of the separation, with the intent to monetize in the future and provide additional proceeds to International Paper. No assurance can be given that we will be able to monetize the shares of SpinCo at a favorable price or at all, or the timing thereof.

International Paper and SpinCo may not realize some or all of the anticipated strategic, financial, operational or other benefits, including cost savings, from the separation on the expected timeframe or at all. As independent publicly-traded companies, International Paper and SpinCo will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, such as changes in the industrial packaging or printing papers industry, which could result in increased volatility in their respective cash flows, working capital and financing requirements and could materially and adversely affect the respective business, financial condition and results of operations. In connection with the transaction, SpinCo is expected to pay International Paper a dividend to be used to pay down outstanding International Paper indebtedness. There can be no assurance that SpinCo will be able to pay a dividend, the amount of any such dividend, or that any dividend paid will be sufficient to repay the amount of indebtedness expected. Further, there can be no assurance that the combined value of the common stock of the two publicly-traded companies will be equal to or greater than what the value of International Paper’s common stock would have been had the proposed separation not occurred.

Moreover, substantial expenses will be incurred in connection with the transaction. Such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the transaction may be offset by costs or delays incurred in effectuating the transaction. Executing the proposed transaction will require significant time and attention from International Paper’s senior management and employees, which could disrupt International Paper’s ongoing business and adversely affect the financial results and results of operations.
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
WE ARE SUBJECT TO INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon secure information technology systems for data capture, processing, storage and reporting. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers or joint venture partners, could become subject to employee error or malfeasance, cyber-attacks, such as ransomware and data theft, by common hackers, criminal groups or nation-state organizations or social activist ("hacktivist") organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Network, system, application and data breaches could result in operational disruptions or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with International Paper. Access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. Any of these operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity and could have a material effect on our business.
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

Our global operations subject us to complex and evolving U.S and international privacy laws and regulations, such as General Data Protection Regulation (“GDPR”), Brazil's Lei Geral de Pnoteçāo de Dados ("LGPD") and the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act ("CPRA"). These laws require the Company to comply with a range of compliance obligations regarding the handling of personal data. These are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, governmental authorities around the world are considering, or are in the process of implementing new data protection regulations.

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

IF THE SPIN-OFF WERE TO FAIL TO QUALIFY FOR NON-RECOGNITION TREATMENT FOR U.S. FEDERAL INCOME TAX PURPOSES, THEN INTERNATIONAL PAPER, SPINCO AND OUR SHAREHOLDERS MAY BE SUBJECT TO SIGNIFICANT U.S. FEDERAL INCOME TAXES. International Paper intends to receive an opinion of tax counsel, to the effect that the spin-off and certain related transactions will qualify as tax-free to SpinCo, International Paper and its shareholders for U.S. federal income tax purposes. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, International Paper’s tax counsel will rely on certain representations and covenants delivered by International Paper and SpinCo in rendering such opinion. International Paper may also pursue a private letter ruling from the IRS to the effect that the spin-off and certain related transactions will qualify as tax-free to International Paper, SpinCo and International Paper shareholders for U.S. federal income tax purposes.

If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated as a taxable dividend or capital gain to the International Paper shareholders for U.S. federal income tax purposes, International Paper could incur significant U.S. federal income tax liabilities, and SpinCo may be required to indemnify International Paper for such tax liability pursuant to a tax matters agreement. There can be no assurance that SpinCo would have the resources or liquidity required to indemnify International Paper for any such tax liability.

Even if the spin-off otherwise qualifies for non-recognition of gain or loss under Internal Revenue Code ("the Code") Section 355 of the Code, the spin-off may be taxable to International Paper (but not International Paper’s shareholders) pursuant to Section 355(e) of the Code if there is a 50% or more (by vote or value) change in ownership of either International Paper or SpinCo, directly or indirectly, as part of a plan or series of related transactions that include the spin-off. For this purpose, any acquisitions of International Paper’s or SpinCo’s common stock within two years before or after the spin-off are presumed to be part of such a plan, although International Paper or SpinCo may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the U.S. income tax regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

FORESTLANDS

As of December 31, 2020, the Company owned or managed approximately 314,000 acres of forestlands in Brazil, and had, through licenses and forest management agreements, harvesting rights on government-owned forestlands in Russia. All owned lands in Brazil are independently third-party certified for sustainable forestry under the Brazilian National Forest Certification Program ("CERFLOR") and the Forest Stewardship Council ("FSC").

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2021 on page 33, and dispositions and restructuring activities as of December 31, 2020, on pages 25 through 26 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 7 Acquisitions on page 59 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning certain legal proceedings of the Company is set forth in Note 14 Commitments and Contingent Liabilities on pages 68 through 70 of Item  8. Financial Statements and Supplementary Data which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: IP). As of February 12, 2021, there were approximately 9,379 record holders of common stock of the Company.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. Our ability to pay dividends is, and in the future may continue to be, limited by the terms of our debt documents.
The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2020 - October 31, 2020	244	$40.54	—	$1.73
November 1, 2020 - November 30, 2020	1,393	43.75	—	1.73
December 1, 2020 - December 31, 2020	—	—	—	1.73
Total	1,637
(a)1,637 shares were acquired from employees from share withholdings to pay income taxes under the Company’s restricted stock programs. During 2020, 389,100 shares were purchased under our share repurchase program, which was approved on September 30, 2013, and increased twice on July 8, 2014 and October 9, 2018. Through this program, which does not have an expiration date, we are authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $5 billion shares of our common stock. As of December 31, 2020, approximately $1.73 billion aggregate amount of shares of our common stock remain authorized for purchase under this program.

PERFORMANCE GRAPH
The performance graph shall not be deemed "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act of 1934, as amended.
The following graph compares a $100 investment in Company stock on December 31, 2015 with a $100 investment in our Peer Group and the S&P also made at market close on December 31, 2015. The graph portrays total return, 2015-2020, assuming reinvestment of dividends.

Return on $100 Investment at YE 2015
Dollars
250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
IP
Peer Group
S&P 500 Index

1)The companies included in the Peer Group are Domtar Inc., Graphic Packaging Holding Company, Klabin S.A., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, UPM-Kymmene Corp., and WestRock Company.
2)Returns are calculated in $USD

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
The following generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussion of historical items in 2018, and year-to-year comparisons between 2019 and 2018, can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 19, 2020, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Full-year 2020 net earnings attributable to shareholders were $482 million ($1.22 per diluted share) compared with $1.2 billion ($3.07 per diluted share) for full-year 2019.

International Paper navigated the impacts of the Covid-19 pandemic in 2020 to deliver solid earnings and outstanding cash generation. Our 2020 performance demonstrates the strength and resilience of our employees, our diverse customer base and our world class manufacturing and supply chain capabilities. We ran our manufacturing system well and leveraged the flexibility of our mill and converting systems to overcome significant challenges due to the pandemic, while managing costs extremely well across our three businesses, with no material operational disruptions due to the pandemic. We continued to grow value for our shareholders with a return above our cost of capital, which marks the eleventh consecutive year with value-creating returns. We generated full-year cash from operations of $3.1 billion and free cash flow of $2.3 billion. Given the significant economic uncertainty, we took prudent and early actions to reinforce cash generation and enhance our financial strength. We continued to execute on our capital allocation framework. In 2020, we returned $820 million to shareowners and reduced debt by $1.7 billion. We also invested in our North American and EMEA corrugated packaging businesses to enhance our capabilities and grow earnings. Finally, in the fourth quarter, we announced plans to spin-off our Printing Papers business into a stand-alone, publicly traded company, which we expect to complete in the third quarter 2021.

Compared to 2019, the Company’s 2020 results reflect strong execution and effective cost management to mitigate the impact of market disruptions associated with the pandemic. Price and mix were negatively affected by the full-year impact of 2019 price index movements in our North America Packaging business, as well as lower average pricing in our Global Cellulose Fibers and Printing Papers businesses. Volume was also an earnings headwind due to the unprecedented decline in demand for Printing Papers related to the pandemic. These price and volume headwinds were partly offset by strong volume growth in our North American Packaging business, outstanding cost management and lower maintenance outage expenses. During 2020, we made choices around planned maintenance and other spending priorities in response to market disruptions resulting from the pandemic. Operating costs were higher in 2020, primarily due to higher costs in the latter part of the year, as we flexed our system to meet strong packaging demand. Overall, input costs were favorable in 2020, driven by lower wood, energy and distribution costs although we did see an increase in recovered fiber, energy and distribution in the fourth quarter. Equity earnings were lower in 2020 due to decreased Ilim earnings, driven by the challenging global pulp markets along with a foreign exchange loss on Ilim’s U.S. dollar denominated net debt.

Looking ahead to the first quarter 2021, as compared to the fourth quarter of 2019, in our Industrial Packaging business, we expect price and mix to improve on the realization of prior price index movement. Volume is expected to be flat sequentially with continued strong box demand in North America. Operations and costs are expected to improve sequentially, resulting from the non-repeat of isolated reliability issues and other unfavorable one-time items in the fourth quarter 2020. Maintenance outage expense is expected to be higher along with increased input costs, mainly due to higher recovered fiber and distribution costs. In our Global Cellulose Fibers business, we expect improved price and mix on the realization of prior price index movements. Volume is expected to be stable and operations and costs are expected to improve on the non-repeat of unfavorable fourth quarter items. Maintenance outage expenses are expected to decrease moderately and input costs are expected to increase on seasonally higher wood and energy costs. In our Printing Papers business, price and mix is expected to be stable and volume is expected to decrease, mostly due to lower seasonal demand in Brazil and Russia. Operations and costs are expected to improve and maintenance outage expense is expected to be flat. Input costs are expected to be higher, primarily due to higher seasonal wood and energy costs. Lastly, for our Ilim joint venture, we expect lower earnings on the non-repeat of the foreign currency gain on US denominated debt recognized in the fourth quarter 2020.

As we enter 2021, we are mindful that we are still in the midst of a global pandemic and there is still uncertainty. Accordingly, we remain committed to our COVID-19 principles to focus on what we need to do as a company to remain strong and resilient for all our stakeholders – to keep our employees and contractors safe, to take care of our customers and to maintain our financial strength. Looking to 2021, we anticipate continued strong demand for corrugated packaging and pulp and are poised to grow earnings. We remain focused on cash generation and will continue to make choices consistent with our capital allocation framework to drive long-term value creation.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus ("COVID-19") a global pandemic and recommended containment and mitigation measures worldwide. Since that time, most of our manufacturing and converting facilities have remained open and operational during the pandemic. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company, including hygiene, social distancing, site cleaning, contact tracing, and other measures, as recommended by the CDC and WHO. Our COVID-19 measures are proving to be effective and we have not had any material disruptions to our operations.

We have seen a significant negative impact on demand for our printing papers products. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but our operations in Industrial Packaging experienced higher supply chain costs due to the impacts of COVID-19. The recent resurgence of the virus in many areas has led to additional governmental measures, such as stay-at-home orders or business and school closures, negatively impacting our supply chain, and therefore our production.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans
and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the efficacy of various vaccines; and availability and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. Developments related to COVID-19 are significantly adversely affecting portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

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

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders. Additional detail is provided later in this Form 10-K regarding the net special items referenced in the charts below.

In millions	2020	2019
Net Earnings (Loss) Attributable to Shareholders	$482	$1,225
Add back - Non-operating pension expense (income)	(41)	36
Add back - Net special items expense (income)	762	409
Income tax effect - Non-operating pension and special items expense	(96)	98
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$1,107	$1,768

	2020	2019
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$1.22	$3.07
Add back - Non-operating pension expense (income) per share	(0.10)	0.09
Add back - Net special items expense (income) per share	1.93	1.02
Income tax effect per share - Non-operating pension and special items expense	(0.25)	0.25
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$2.80	$4.43

In millions	Three Months Ended December 31, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2019
Net Earnings (Loss) Attributable to Shareholders	$153	$204	$165
Add back - Non-operating pension expense (income)	(10)	(11)	9
Add back - Net special items expense (income)	201	109	136
Income tax effect - Non-operating pension and special items expense	(48)	(22)	120
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$296	$280	$430

	Three Months Ended December 31, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2019
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.39	$0.52	$0.42
Add back - Non-operating pension expense (income) per share	(0.03)	(0.03)	0.02
Add back - Net special items expense (income) per share	0.51	0.28	0.34
Income tax effect per share - Non-operating pension and special items expense	(0.12)	(0.06)	0.31
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.75	$0.71	$1.09

Cash provided by operations totaled $3.1 billion and $3.6 billion for 2020 and 2019, respectively. The Company generated free cash flow of approximately $2.3 billion in both 2020 and 2019. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing underlying operational performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following are reconciliations of free cash flow to cash provided by operations:

In millions	2020	2019
Cash provided by operations	$3,063	$3,610
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(751)	(1,276)
Free Cash Flow	$2,312	$2,334

In millions	Three Months Ended December 31, 2020	Three Months Ended September 30, 2020	Three Months Ended December 31, 2019
Cash provided by operations	$789	$735	$928
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(94)	(119)	(363)
Free Cash Flow	$695	$616	$565

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

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a comparison of net earnings (loss) attributable to International Paper Company to its total Business Segment Operating Profit:

In millions	2020	2019
Net Earnings (Loss) Attributable to International Paper Company	$482	$1,225
Add back (deduct)
Income tax provision (benefit)	245	634
Equity (earnings) loss, net of taxes	(77)	(250)
Noncontrolling interests, net of taxes	—	(5)
Earnings (Loss) Before Income Taxes and Equity Earnings	650	1,604
Interest expense, net	444	491
Noncontrolling interests included in operations	—	3
Corporate expenses, net	(7)	54
Corporate net special items	274	104
Business net special items	490	307
Non-operating pension expense (income)	(41)	36
	$1,810	$2,599
Business Segment Operating Profit (Loss):
Industrial Packaging	$1,819	$2,076
Global Cellulose Fibers	(237)	(6)
Printing Papers	228	529
Total Business Segment Operating Profit	$1,810	$2,599

Business Segment Operating Profit in 2020 was $789 million lower than in 2019 as the benefits from lower input costs ($221 million) and lower maintenance outage costs ($64 million) were more than offset by lower average sales price realizations and mix ($907 million), lower sales volumes ($95 million) and higher operating costs ($72 million).

Business Segment Operating Profit (in millions)
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$2,599
$(907)
$(95)
$(72)
$221
$64
$1,810
2019
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
2020

The principal changes in operating profit by business segment were as follows:

•Industrial Packaging’s operating profit of $1.8 billion was $257 million lower than in 2019 as the benefits of higher sales volumes, lower input costs and lower maintenance outage costs were more than offset by lower average sales price, unfavorable mix and higher operating costs.
•Global Cellulose Fibers' operating loss of $237 million was $231 million higher than the operating loss in 2019 as the benefits of higher sales volumes, lower operating costs, lower maintenance outage costs and lower input costs were more than offset by lower average sales price, net of mix.
•Printing Papers’ operating profit of $228 million was $301 million lower than in 2019 as the benefits of lower input costs and lower maintenance outage costs were more than offset by lower average sales price, unfavorable mix, lower sales volumes and higher operating costs.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2020, International Paper generated $3.1 billion of cash flow from operations compared with $3.6 billion in 2019. Capital spending for 2020 totaled $751 million, or 58% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $2.8 billion of credit facilities.

RESULTS OF OPERATIONS
While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Russia, Latin America, North Africa and the Middle East.
Factors that impact the demand for our products include industrial non-durable goods production, consumer preferences, consumer spending, commercial printing and advertising activity, white-collar employment levels and location, and movements in currency exchange rates.
Product prices are affected by a variety of factors including general economic trends, inventory levels, currency exchange rate movements and worldwide capacity utilization. In addition to these revenue-related factors, net earnings are impacted by various cost drivers, the more significant of which include changes in raw material costs, principally wood, recovered fiber and chemical costs; energy costs; freight costs; mill outage costs; salary and benefits costs, including pensions; and manufacturing conversion costs.
The following is a discussion of International Paper’s consolidated results of operations for the year ended December 31, 2020, and the major factors affecting these results compared to 2019.
For the year ended December 31, 2020, International Paper reported net sales of $20.6 billion, compared with $22.4 billion in 2019. International net sales (based on the location of the seller and including U.S. exports) totaled $6.9 billion or 34% of total sales in 2020. This compares with international net sales of $8.1 billion in 2019.
Full year 2020 net earnings attributable to International Paper Company totaled $0.5 billion ($1.22 per diluted share), compared with net earnings of $1.2 billion ($3.07 per diluted share) in 2019.
Earnings from continuing operations attributable to International Paper Company after taxes in 2020 and 2019 were as follows:

In millions	2020		2019
Earnings from continuing operations attributable to International Paper Company	$482	(a)	$1,225	(b)

(a)Includes $656 million of net special items charges and $31 million of non-operating pension income.
(b)Includes $515 million of net special items charges which included tax expense of $203 million related to a foreign deferred tax valuation allowance and $28 million of non-operating pension expense.
Compared with 2019, the benefits from lower input costs ($163 million), lower maintenance outage costs ($47 million), lower corporate and other costs ($44 million), lower net interest expense ($35 million) and lower tax expense ($16 million) were more than offset by lower average sales price and an unfavorable mix ($670 million), lower sales volumes ($70 million) and higher operating costs ($53 million). In addition, 2020 results included lower equity earnings, net of taxes, relating to the Company’s investments in Ilim and GPIP.

Net Earnings (Loss) Attributable to International Paper Company
(after tax, in millions)
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,225
($670)
($70)
($53)
$163
$47
$44
($173)
$35
$16
($141)
$59
$482
2019
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
2020

See Business Segment Results on pages 27 through 31 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of these factors by segment.
INCOME TAXES
A net income tax provision of $245 million was recorded for 2020, including a tax benefit of $32 million related to the settlement of tax audits. Excluding this item, a $74 million net tax benefit for other special items and a $10 million tax expense related to non-operating pension income, the operational tax provision was $341 million, or 25% of pre-tax earnings before equity earnings.
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

EQUITY EARNINGS, NET OF TAXES
Equity earnings, net of taxes, consisted principally of the Company’s share of earnings from its 50% investment in Ilim of $48 million and $207 million in 2020 and 2019, respectively, and from its 15.0% ownership interest at December 31, 2020 in GPIP of $40 million in 2020, and from its 20.5% ownership interest at December 31, 2019 of $46 million in 2019 (see page 30).
INTEREST EXPENSE AND NONCONTROLLING INTEREST
Net corporate interest expense totaled $444 million in 2020 and $491 million in 2019. Net interest expense in 2020 includes $2 million of interest income associated with a foreign value-added tax refund accrual. Net interest expense in 2019 includes $3 million of interest income associated with a foreign value-added tax refund accrual and $1 million of interest expense related to foreign tax audits. The decrease in 2020 compared with 2019 was due to lower average outstanding debt.
Net earnings attributable to noncontrolling interests were zero in 2020, compared with a loss of $5 million in 2019. The loss in 2019 includes the allocation of loss of $9 million associated with the impairment of the net assets of our India Papers business.

SPECIAL ITEMS
Pre-tax special items totaling $764 million and $420 million were recorded in 2020 and 2019, respectively. Details of these charges were as follows:

Special Items
In millions	2020		2019
Business Segments
Net loss on sales and impairments of businesses	$467		$205
Abandoned property removal	14	(a)	50	(a)
Environmental remediation reserve adjustments	7	(b)	—
Riverdale mill conversion accelerated depreciation	1	(b)	5	(b)
Restructuring and other, net	(1)		25
Antitrust fines	—		32	(c)
Multi-employer pension plan exit liability	—		9	(c)
Gain on sale of previously closed Albany, Oregon mill site	—		(9)	(c)
Other	2	(d)	(1)	(d)
	490		316
Corporate
Restructuring and other, net	$196		$32
Asbestos litigation reserve adjustment	43		—
Environmental remediation reserve adjustments	41		25
India investment	11		3
Printing Papers business spin-off costs	9		—
Litigation reserves	—		41
India transaction costs	—		3
Gain on sale of portion of equity investment in Graphic Packaging	(33)		—
Net gain on sales and impairments of businesses	(2)		—
Other	9		—
	274		104
Total	$764		$420
(a) Includes $9 million and $35 million recorded in the Industrial Packaging business segment for 2020 and 2019, respectively; $5 million and $12 million recorded in the Global Cellulose Fibers business segment for 2020 and 2019, respectively; $3 million recorded in the Printing Papers business segment for 2019.
(b) Recorded in the Printing Papers business segment.
(c) Recorded in the Industrial Packaging business segment.
(d) Includes expense of $2 million for 2019 recorded in the Industrial Packaging business segment and expense of $2 million and income of $3 million for 2020 and 2019, respectively, recorded in the Printing Papers business segment.

Net losses on sales and impairments of businesses included in special items totaled a pre-tax loss of $465 million and $205 million in 2020 and 2019, respectively. Details of these losses were as follows:

Net Loss on Sales and Impairments of Businesses
In millions	2020	2019
Brazil Packaging impairment	$348	$—
EMEA Packaging impairment - Turkey	123	—
India Papers impairment	—	159
Global Cellulose Fibers goodwill impairment	—	52
Gain on sale of EMEA Packaging box plant	—	(6)
Other	(6)	—
Total	$465	$205
See Note 8 Divestitures and Impairments on pages 59 through 61 of Item 8. Financial Statements and Supplementary Data for further discussion.
International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) realign capacity to operate fewer facilities with the same revenue capability, (c) close high cost facilities, and (d) reduce costs. Additionally, the Company is committed to its capital allocation framework to maintain a strong balance sheet including reducing debt to maximize value creation and maintain our current investment grade credit rating.

During 2020 and 2019, pre-tax restructuring and other charges, net, totaling $195 million and $57 million were recorded. Details of these charges were as follows:

Restructuring and Other, Net
In millions	2020		2019
Business Segments
EMEA Packaging optimization	$—		$15	(a)
Overhead reduction initiative	—		10	(b)
Other	(1)	(a)	—
	(1)		25
Corporate
Early debt extinguishment costs (see Note 16)	$196		$21
Overhead reduction initiative	—		11
	196		32
Total	$195		$57

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

INDUSTRIAL PACKAGING

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted into corrugated boxes and other packaging by our 174 North American container plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 18 recycling plants. Our container plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include one recycled fiber containerboard mill in Morocco, a recycled containerboard mill in Spain and 27 container plants in France, Italy, Spain, Morocco, Turkey and Portugal. On January 5, 2021, the Company announced that it had entered into an agreement with Mondi Group to sell its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey. See Note 8 Divestitures and Impairments of Businesses on pages 59 through 61 of Item 8. Financial Statements and Supplementary Data.

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

PRINTING PAPERS

International Paper is one of the world’s largest producers of printing and writing papers. The primary product in this segment is uncoated papers. This business produces papers for use in copiers, desktop and laser printers and digital imaging. End-use applications include advertising and promotional materials such as brochures, pamphlets, greeting cards, books, annual reports and direct mail. Uncoated papers also produces a variety of grades that are converted by our customers into envelopes, tablets, business forms and file folders. Uncoated papers are sold under private label and International Paper brand names that include Hammermill, Springhill, Williamsburg, Postmark, Accent, Great White, Chamex, Ballet, Rey, Pol, and Svetocopy. The mills producing uncoated papers are located in the United States, France, Poland, Russia and Brazil. The mills have uncoated paper production capacity of over 4 million tons annually. Brazilian operations function through International Paper do Brasil, Ltda, which owns or manages approximately 314,000 acres of forestlands in Brazil. On December 3, 2020, the Company announced a plan to pursue a spin-off of the Printing Papers segment into SpinCo, a standalone, publicly-traded company. The transaction will be implemented through the distribution of SpinCo shares to International Paper shareholders. We expect the transaction to be tax-free for International Paper's shareholders for U.S. federal income tax purposes. International Paper will retain approximately 19.9% of the shares of SpinCo at the time of the separation, with the intent to monetize and provide additional proceeds to International Paper. The transaction is expected to close late in the third quarter of 2021 and is subject to customary conditions, including final approval by the International Paper board of directors and the filing and effectiveness of a Form 10 registration statement with the SEC. See further discussion in Note 8 Divestitures and Impairments of Businesses on pages 59 through 61 of Item 8. Financial Statements and Supplementary Data.

ILIM

In October 2007, International Paper and Ilim completed a 50:50 joint venture to operate a pulp and paper business located in Russia. Ilim’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.6 million metric tons. Ilim has exclusive harvesting rights on timberland and forest areas exceeding 19.8 million acres (8.01 million hectares).

GPIP

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which includes its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC ("GPIP"), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC ("GPI"), a wholly-owned subsidiary of GPIP that holds the assets of the combined business.

On January 29, 2020, the Company exchanged 15,150,784 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in a pre-tax gain of $33 million ($25 million after taxes) which was recorded in the first quarter of 2020. On August 7, 2020, the Company exchanged 17,399,414 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in an immaterial gain which was recorded in the third quarter of 2020. After these transactions, the Company's ownership percentage in GPIP is approximately 15%. See Note 11 Equity Method Investments on pages 62 and 63 and Note 23 Subsequent Events on page 88 of Item 8. Financial Statements and Supplementary Data for further information.

Products and brand designations appearing in italics are trademarks of International Paper or a related company.

BUSINESS SEGMENT RESULTS

The following tables present net sales and operating profit (loss) which is the Company's measure of segment profitability.

INDUSTRIAL PACKAGING

Demand for Industrial Packaging products is closely correlated with non-durable industrial goods production, as well as with demand for e-commerce, processed foods, poultry, meat and agricultural products. In addition to prices and volumes, major factors affecting the profitability of Industrial Packaging are raw material and energy costs, freight costs, mill outage costs, manufacturing efficiency and product mix.

Industrial Packaging
In millions	2020	2019
Net Sales	$15,033	$15,326
Operating Profit (Loss)	$1,819	$2,076

Industrial Packaging net sales for 2020 decreased 2% to $15.0 billion compared with $15.3 billion in 2019. Operating profits in 2020 were 12% lower than in 2019. Comparing 2020 with 2019, benefits from higher sales volumes ($66 million), lower input costs ($125 million) and lower maintenance outage costs ($56 million) were more than offset by lower average sales price and an unfavorable mix ($431 million) and higher operating costs ($73 million).

North American Industrial Packaging
In millions	2020	2019
Net Sales (a)	$13,318	$13,509
Operating Profit (Loss)	$1,722	$2,043
(a) Includes intra-segment sales of $116 million for 2020 and $118 million for 2019.
North American Industrial Packaging's sales volumes increased in 2020 compared with 2019 for boxes driven by strong demand in certain customer segments including e-commerce and shipping and distribution, reflecting the impacts of the COVID-19 pandemic. Export containerboard sales volumes also increased. Total maintenance and economic downtime was about 942,000 tons lower in 2020 compared with 2019, primarily due to economic downtime. Average sales prices were lower for both export containerboard and box. Operating costs increased primarily due to inflation and costs related to the Riverdale conversion. Planned maintenance downtime costs were $60 million lower in 2020 than in 2019. Input costs were lower, driven by lower wood and energy costs partially offset by higher recovered fiber costs.

Looking ahead to the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes for boxes are expected to be stable, with strong box demand offset by one less shipping day in the first quarter. Average sales margins are expected to be higher. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be $87 million higher. Input costs are expected to be higher primarily for recovered fiber, wood and energy.

EMEA Industrial Packaging
In millions	2020	2019
Net Sales	$1,317	$1,335
Operating Profit (Loss)	$38	$(17)

EMEA Industrial Packaging's sales volumes in 2020 were higher than in 2019, despite the negative demand impact of the COVID-19 pandemic which was more than offset by improved economic conditions in Turkey and the full-year impact of 2019 acquisitions. Average sales margins improved significantly in all regions driven by lower containerboard costs and stable sales prices for boxes. Operating costs were lower, driven by the ramp-up of the Madrid, Spain mill and improved box plant operations partially offset by inflation in Turkey. Planned maintenance outage costs were $3 million higher in 2020 compared with 2019. Other input costs were lower. Earnings were negatively affected by unfavorable foreign currency impacts in Turkey.
Entering the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes are expected to be seasonally higher. Average sales margins are expected to be lower, reflecting higher input costs. Operating costs are expected to be lower. Planned maintenance outage costs are expected to be flat due to no outages in the fourth quarter and no planned outages in the first quarter. Input costs are expected to be stable.

Brazilian Industrial Packaging
In millions	2020	2019
Net Sales	$148	$235
Operating Profit (Loss)	$(3)	$(14)
On October 14, 2020, the Company closed the previously announced sale of its Brazilian Packaging business. See Note 8 Divestitures and Impairments on pages 59 through 61 of Item 8. Financial Statements and Supplementary Data for further discussion.

European Coated Paperboard
In millions	2020	2019
Net Sales	$366	$365
Operating Profit (Loss)	$62	$64

European Coated Paperboard's sales volumes in 2020 compared with 2019 were stable as higher volumes in Russia were offset by lower volumes in Europe. Average sales margins were slightly higher as higher sales prices in Russia and a favorable mix in Europe were mostly offset by an unfavorable mix in Russia. Operating costs were higher. Planned maintenance outage costs were $3 million higher in 2020 compared with 2019. Input costs were lower, driven by purchased pulp, wood and energy costs in Europe. In Russia, input costs were slightly higher, primarily for wood. Earnings benefited from favorable foreign currency impacts in Russia, partially offset by unfavorable impacts in Europe.
Looking forward to the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes are expected to be stable in both regions. Average sales margins are expected to be slightly higher, driven by a favorable mix in Russia. Operating costs are expected to be lower. Planned maintenance outage costs are expected to be flat due to no outages in the fourth quarter and no planned outages in the first quarter. Input costs are expected to be higher driven by purchased pulp, wood and energy in Europe.

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

Global Cellulose Fibers
In millions	2020	2019
Net Sales	$2,319	$2,551
Operating Profit (Loss)	$(237)	$(6)

Global Cellulose Fibers net sales for 2020 decreased 9% to $2.3 billion, compared with $2.6 billion in 2019. Operating profits in 2020 were significantly lower than in 2019. Comparing 2020 with 2019, benefits from higher sales volumes ($1 million), lower operating costs ($15 million), lower input costs ($33 million) and lower maintenance outage costs ($2 million) were more than offset by lower average sales price, net of mix ($282 million).
Sales volumes in 2020 compared with 2019 were slightly higher as higher volumes in North America were mostly offset by lower volumes in Europe and Russia. Total maintenance and economic downtime was about 104,000 tons lower in 2020 compared with 2019, primarily due to economic downtime. Average sales margins were significantly lower, reflecting lower average fluff and market pulp prices driven by the flow through of 2019 price decreases. Operating costs increased primarily due to inflation. Planned maintenance outage costs were $2 million lower in 2020. Input costs were lower, driven by wood, chemicals and energy.
Entering the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes are expected to be stable. Average sales margins are expected to be higher. Operating costs are expected to be lower, reflecting the non-repeat of unfavorable items in the fourth quarter of 2020. Planned maintenance outage costs are expected to be $6 million lower than in the fourth quarter of 2020. Input costs are expected to be seasonally higher, primarily for wood, chemicals and energy.

PRINTING PAPERS

Demand for Printing Papers products is closely correlated with changes in commercial printing and advertising activity, direct mail volumes and, for uncoated cut-size products, with changes in white-collar employment levels and work location that affect the usage of copy and laser printer paper. Principal cost drivers include manufacturing efficiency, raw material and energy costs, mill outage costs and freight costs.

Printing Papers
In millions	2020	2019
Net Sales	$3,036	$4,291
Operating Profit (Loss)	$228	$529

Printing Papers net sales for 2020 of $3.0 billion decreased 29%, compared with $4.3 billion in 2019. Operating profits in 2020 were 57% lower than in 2019. Comparing 2020 with 2019, benefits from lower input costs ($63 million) and lower planned maintenance outage costs ($6 million), were more than offset by lower average sales price realizations and an unfavorable of mix ($194 million), lower sales volumes ($162 million) and higher operating costs ($14 million).

North American Printing Papers
In millions	2020	2019
Net Sales	$1,436	$1,956
Operating Profit (Loss)	$53	$211
North American Printing Papers' sales volumes for 2020 were significantly lower across all grades for uncoated freesheet paper than in 2019 driven by the unprecedented demand decline due to the COVID-19 pandemic. The Riverdale conversion also negatively impacted volumes. Total maintenance and economic downtime was about 281,000 tons higher in 2020 compared with 2019, primarily due to demand conditions. Average sales margins were lower, reflecting lower sales prices for cutsize paper and rolls, net of a favorable geographic mix. Operating costs were lower, reflecting cost reduction initiatives and strong cost management. Planned maintenance outage costs were flat in 2020 compared with 2019. Input costs were lower, primarily for wood and chemicals.

Entering the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes are expected to be stable. Average sales margins are also expected to be stable. Operating costs are expected to be higher due to seasonality and inflation. Planned maintenance outage costs are expected to be about $4 million higher in the first quarter of 2021. Input costs are expected to be higher, primarily for wood and chemicals.

Brazilian Papers
In millions	2020	2019
Net Sales (a)	$632	$967
Operating Profit (Loss)	$83	$155

(a) Includes intra-segment sales of $8 million for 2020 and $42 million for 2019.

Brazilian Papers' sales volumes for uncoated freesheet paper in 2020 were significantly lower compared with 2019 for both export and domestic markets reflecting the unprecedented negative demand impact of the COVID-19 pandemic. Earnings were negatively impacted by economic downtime in 2020 due to the COVID-19 demand impact. Average sales margins were lower, driven by lower average export sales prices and an unfavorable geographic mix. Operating costs were lower. Planned maintenance outage costs were $1 million lower in 2020. Input costs were favorable, primarily for pulp and virgin fiber.

Looking ahead to the first quarter of 2021, compared with the fourth quarter of 2020, sales volumes for uncoated freesheet paper are expected to be seasonally lower. Average sales margins are expected to higher. Operating costs are expected to be flat. Planned maintenance outage costs are expected to be flat with no outages in either the fourth quarter of 2020 or the first quarter of 2021. Input costs are expected to be slightly higher, primarily for chemicals.

European Papers
In millions	2020	2019
Net Sales	$976	$1,250
Operating Profit (Loss)	$92	$144

European Papers' sales volumes for uncoated freesheet paper in 2020 were significantly lower in both Europe and Russia compared with 2019, driven by the unprecedented negative demand impact of the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in 2020 due to the COVID-19 demand impact. Average sales margins decreased for uncoated freesheet paper in both regions, reflecting lower average sales prices and an unfavorable mix. Operating costs were lower. Planned maintenance outage costs were $2 million lower in 2020 than in 2019. Input costs were lower in Europe primarily for wood, energy and pulp. In Russia, input costs were slightly higher driven by wood costs. Earnings benefited from favorable foreign currency impacts in both regions.

Entering 2021, sales volumes for uncoated freesheet paper in the first quarter are expected to be flat in Europe and seasonally lower in Russia, compared to the fourth quarter of 2020. Average sales margins are expected to be slightly lower in Europe and stable in Russia. Operating costs are expected to be higher in both regions. Planned maintenance outage costs are expected to be about $2 million lower in the first quarter. Input costs are expected to be higher in both regions, primarily for wood, energy and chemicals.

Indian Papers
In millions	2020	2019
Net Sales	$—	$160
Operating Profit (Loss)	$—	$19

On May 29, 2019, International Paper announced it had entered into an agreement to sell its controlling interest in its Indian Papers business. The transaction closed on October 30, 2019. See Note 8 Divestitures and Impairments on pages 59 through 61 of Item 8. Financial Statements and Supplementary Data for further discussion.
EQUITY EARNINGS, NET OF TAXES - ILIM
International Paper accounts for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting.
The Company recorded equity earnings, net of taxes, related to Ilim of $48 million in 2020, compared with earnings of $207 million in 2019. Operating results recorded in 2020 included an after-tax non-cash foreign exchange loss of $50 million, compared with an after-tax foreign exchange gain of $32 million in 2019, primarily on the remeasurement of Ilim's U.S. dollar denominated net debt.
Driven by the newly modernized Ust Ilimsk pulp line and the upgraded Bratsk containerboard machine, sales volumes for the joint venture increased by 9% in 2020, primarily for softwood pulp shipments to China, Russia and other export markets, partially offset by lower shipments of hardwood pulp to China and Russia. Average sales price margins were significantly lower for sales of softwood pulp, hardwood pulp and containerboard in all areas. Input costs were higher, primarily for wood. Distribution costs were negatively impacted by transportation tariffs and inflation. Maintenance and repair expenses were higher. The Company received cash dividends from the joint venture of $141 million in 2020 and $246 million in 2019.
Entering the first quarter of 2021, sales volumes are expected to be lower than in the fourth quarter of 2020, due to the New Year holidays in China and other seasonal factors. Based on results to date in the current quarter, average margins are expected to increase for softwood pulp, hardwood pulp and containerboard. Input costs and distribution costs are projected to be relatively flat.
EQUITY EARNINGS - GPIP
International Paper recorded equity earnings of $40 million in 2020 and $46 million in 2019 on its ownership position in GPIP. The Company received cash dividends from the investment of $20 million in 2020 and $27 million in 2019. See Description of Business Segments on pages 26 and 27 for further detail regarding our ownership interest in GPIP.

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
Use of cash during 2020 was primarily focused on capital spending, debt reduction and returning cash to shareholders through dividends.
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations totaled $3.1 billion in 2020, compared with $3.6 billion for 2019. Cash provided by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $324 million in 2020, compared with cash provided by working capital components of $342 million in 2019. Cash dividends received from equity investments were $162 million in 2020, compared with $273 million in 2019.

INVESTMENT ACTIVITIES
Cash outflows from investment activities in 2020 decreased from 2019, as 2019 included higher capital spending. The Company made a concerted effort to control spending in 2020 and will continue to do so throughout 2021. Capital spending was $751 million in 2020, or 58% of depreciation and amortization, compared with $1.3 billion in 2019, or 98% of depreciation and amortization. Across our segments, capital spending as a percentage of depreciation and amortization ranged from 35.8% to 63.6% in 2020.
The following table shows capital spending by business segment for the years ended December 31, 2020 and 2019:

In millions	2020	2019
Industrial Packaging	$525	$922
Global Cellulose Fibers	97	162
Printing Papers	116	172
Subtotal	738	1,256
Corporate and other	13	20
Capital Spending	$751	$1,276

Capital spending in 2021 is expected to be approximately $800 million, or 61% of depreciation and amortization.

The Company also had total proceeds of $500 million related to first quarter and third quarter 2020 transactions where the Company sold a portion of its units in GPIP. See Note 11 Equity Method Investments on pages 62 and 63 of Item 8. Financial Statements and Supplementary Data for further information.
Acquisitions

See Note 7 Acquisitions on page 59 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

FINANCING ACTIVITIES

Financing activities during 2020 included debt issuance of $583 million and reductions of $2.3 billion for a net decrease of $1.7 billion. Financing activities during 2019 included debt issuances of $534 million and reductions of $1.5 billion for a net decrease of $973 million.

Amounts related to early debt extinguishment during the years ended December 31, 2020 and 2019 were as follows:

In millions	2020	2019
Early debt reductions (a)	$1,640	$614
Pre-tax early debt extinguishment costs (b)	196	21

(a)Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2021 to 2048 for the years ended December 31, 2020 and 2019.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company’s early debt reductions in 2020 were comprised of debt tenders of $406 million with an interest rate of 7.50% due in 2021, $658 million with an interest rate of 3.65% due in 2024, $127 million with an interest rate of 3.80% due in 2026, and $297 million with an interest rate of 3.00% due in 2027. In addition to these debt tenders, the Company had early debt extinguishments of approximately $152 million from open market repurchases related to debt with interest rates ranging from 3.00% to 4.40% and maturities dates from 2026 to 2048.

The Company had debt issuances in 2020 of $583 million related primarily to the AR securitization program and international debt. In addition to the early debt reductions, the Company had debt reductions of $638 million in 2020 related primarily to the AR securitization program, commercial paper, and international debt.

Other financing activities during 2020 included the net issuance of approximately one million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $42 million, including $14 million related to shares repurchased under the Company's share repurchase program. The Company has repurchased 69.3 million shares at an average price of $47.17, for a total of approximately $3.3 billion, since the repurchase program began in September 2013 through December 31, 2020. The Company paid cash dividends totaling $806 million during 2020.

Other financing activities during 2019 included the net repurchase of approximately 8.5 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $535 million, including $485 million related to shares repurchased under the Company's share repurchase program. The Company paid cash dividends totaling $796 million during 2019.
Interest Rate Swaps

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk, International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt. During the first quarter of 2020, International Paper terminated its interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 with an approximate fair value of $85 million. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt (see Note 17 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data). At December 31, 2019 the Company had interest rate swaps with a notional amount of $700 million and during 2019, the inclusion of the offsetting interest income from short term investments reduced the effective interest rate from 4.8% to 4.4%.
Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 Variable Interest Entities on pages 70 through 72 of Item 8. Financial Statements and Supplementary Data. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities hold installment notes of $4.8 billion that mature in August 2021 and third-party loans of $4.2 billion, which, as a result of an extension in November 2020, mature in August 2021. These installment notes and third-party loans are shown in Current nonrecourse financial assets of variable interest entities and Current nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying consolidated balance sheet. We will settle the third-party loans at their maturity in August 2021 with the proceeds from the installment notes which also mature in August 2021 resulting in expected cash proceeds of approximately $0.6 billion representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure is expected to result in a $75 million cash tax payment in 2021.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2021
We expect another year of solid cash generation in 2021. Furthermore, we intend to continue to make choices for the use of cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, returning meaningful cash to shareholders through dividends and share repurchases and making organic investments to maintain our world-class system and strengthen our packaging business.

Under our share repurchase program most recently approved by our Board of Directors on October 9, 2018, which does not have an expiration date, approximately $1.73 billion aggregate amount of shares of common stock remains authorized for purchase under this program. We may continue to repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, restrictions in our debt documents, applicable securities laws requirements and other factors. In addition, we pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future.

Each quarterly dividend is subject to review and approval by our Board of Directors, and is subject to restrictions in our debt documents.
Capital Expenditures and Long-Term Debt
Capital spending for 2021 is planned at approximately $800 million, or about 61% of depreciation and amortization.

At December 31, 2020, International Paper’s credit agreements totaled $2.8 billion, which is comprised of the $750 million contractually committed revolving credit agreement, the $1.5 billion contractually committed bank credit agreement, and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At December 31, 2020, the Company had no borrowings outstanding under the $750 million revolving credit agreement, the $1.5 billion credit agreement, or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed on pages 72 and 73 in Note 16 - Debt and Lines of Credit of Item 8. Financial Statements and Supplementary Data, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at December 31, 2020 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements. After considering the Company’s liquidity position in relation to COVID-19 and the current economic environment, the Company's receivable securitization program was amended from a committed financing arrangement to an uncommitted financing arrangement in February 2021 with the borrowing limit and expiration date remaining unchanged.”

In addition to the $2.8 billion in credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2020, and $30 million of borrowings outstanding as of December 31, 2019, under this program.

International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements for the next 12 months with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. During 2020, management took various actions to further strengthen the Company’s liquidity position in response to the COVID-19 pandemic. This included the Company amending its receivable securitization program from an uncommitted financing arrangement to a committed financing arrangement in April 2020 and also deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that our credit agreements, commercial paper program, and the actions taken in response to COVID-19 provide us with sufficient liquidity to operate in this uncertain environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2020, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2020, were as follows:

In millions	2021	2022	2023	2024	2025	Thereafter
Debt maturities	$29	$199	$361	$152	$209	$7,143
Lease obligations	175	133	88	53	36	161
Purchase obligations (a)	2,768	540	441	329	317	1,308
Total (b)	$2,972	$872	$890	$534	$562	$8,612

(a)Includes $945 million relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $993 million relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.
(b)Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $163 million. Also not included in the above table is $117 million of Deemed Repatriation Transition Tax associated with the 2017 Tax Cuts and Jobs Act which will be settled from 2021 - 2026.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2020, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 13 Income Taxes on pages 65 through 68 of Item 8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

The Company expects significant cash generation through various transactions in 2021 including the sale of the Kwidzyn, Poland mill, further monetization of our investment in Graphic Packaging, the Printing Papers spin-off, the unwind of the 2005 timber monetization structure and the sale of its ownership interest in Olmuksan International Paper. We will deploy this cash in a manner consistent with our capital allocation framework by maintaining a strong balance sheet, returning cash to shareholders and investing in opportunities that generate returns above our cost of capital and grow earnings and cash.
Pension Obligations and Funding
At December 31, 2020, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $1.0 billion higher than the fair value of plan assets, excluding non-U.S. plans. Approximately $595 million of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the "projected benefit obligation") for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 ("WERA") was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected not to make any voluntary contributions in 2018, 2019 or 2020. At this time, we do not expect to have any required contributions to our plans in 2021, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

ILIM SHAREHOLDER'S AGREEMENT

In October 2007, in connection with the formation of the Ilim joint venture, International Paper entered into a shareholder’s agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholder's agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $700 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholder’s agreement.

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
While we have taken into account certain impacts arising from COVID-19 in connection with the accounting estimates reflected in this Annual Report on Form 10-K, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, we have made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, our consolidated financial statements may be affected.
CONTINGENT LIABILITIES
Accruals for contingent liabilities, including personal injury, product liability, environmental, asbestos and other legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. Liabilities for asbestos-related matters require reviews of recent and historical claims data. The Company utilizes its in-house legal and environmental experts to develop estimates of its legal, environmental and asbestos obligations, supplemented as needed by third-party specialists to analyze its most complex contingent liabilities.
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

The Company performed its annual testing of its reporting units for possible goodwill impairments by performing the quantitative goodwill impairment test for its North America Industrial Packaging, EMEA Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units as of October 1, 2020. The Company elected to perform the quantitative goodwill impairment test for its reporting units due to the current economic environment. The quantitative goodwill impairment test was performed by comparing the carrying amount of each respective reporting unit to its estimated fair value. The Company calculated the estimated fair value of each of the reporting units with goodwill using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our annual impairment test indicated that the carrying amount did not exceed the estimated fair value of any reporting units. For our EMEA Packaging reporting unit, the fair value exceeded the carrying amount by 13%. While the reporting unit’s forecasted results support the fair value, significant changes in or inability to achieve the forecasts could result in the impairment of all or a portion of the reporting unit’s $70 million goodwill balance as of December 31, 2020. While the Printing Papers segment has experienced a significant decline in demand for its products in the current year as a result of COVID-19, the Company has determined the fair values for those reporting units have not been materially impacted based on management's cumulative long-term outlook and forecasts, which are inherently subjective given the uncertainty around the duration and magnitude of the economic impact of COVID-19. Currently all of our Printing Papers reporting units fair values exceed carrying values by more than 85%.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2020.

In the fourth quarter of 2019, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of the Global Cellulose Fibers reporting unit, and it was determined that all of the goodwill in the reporting unit, totaling $52 million, was impaired. This impairment charge was recognized during the fourth quarter of 2019. The decline in the fair value of Global Cellulose Fibers and resulting impairment charge was due to a change in the outlook of the Global Cellulose Fibers reporting unit's operations.
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

Benefit obligations and fair values of plan assets as of December 31, 2020, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$12,613	$12,018
U.S. nonqualified pension	407	—
Non-U.S. pension	264	190

The table below shows the discount rate used by International Paper to calculate U.S. pension obligations for the years shown:

	2020	2019	2018
Discount rate	2.60%	3.40%	4.30%
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

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2020 was 7.00%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2021 pension expense by approximately $28 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $27 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2020	24.7%	2015	1.3%
2019	23.9%	2014	6.4%
2018	(3.0)%	2013	14.1%
2017	19.3%	2012	14.1%
2016	7.1%	2011	2.5%

The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 13.9% and 10.7% for the past five and ten years, respectively.

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

Net periodic pension plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2020	2019	2018	2017	2016
Pension expense
U.S. plans	$32	$93	$632	$717	$809
Non-U.S. plans	5	6	4	5	4
Net expense	$37	$99	$636	$722	$813

The decrease in 2020 pension expense primarily reflects a higher return on assets and lower interest costs slightly offset by higher service cost.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2020, projected future net periodic pension plan expense (income) would be as follows:

In millions	2022	2021
Pension expense (income)
U.S. plans	$(181)	$(114)
Non-U.S. plans	4	5
Net (income) expense	$(177)	$(109)

The Company estimates that it will record net pension income of approximately $114 million for its U.S. defined benefit plans in 2021, compared to expense of $32 million in 2020. The estimated decrease in net pension expense in 2021 is primarily due to higher return on assets, lower interest cost and lower amortization of actuarial losses partially offset by higher service cost.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2020 totaled approximately $12.0 billion, consisting of approximately 40% equity securities, 48% debt securities, 7% real estate funds and 5% other assets. The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2020. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $31 million for the year ended December 31, 2020.

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

LEGAL PROCEEDINGS

Information concerning the Company’s environmental and legal proceedings is set forth in Note 14 Commitments and Contingent Liabilities on pages 68 through 70 of Item  8. Financial Statements and Supplementary Data.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 Recent Accounting Developments on pages 54 and 55 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

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

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 16 Debt and Lines of Credit on pages 72 and 73 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 17 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data.
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

INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2020 and 2019 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as, interest rate swaps, may be used to execute this strategy. At December 31, 2020 and 2019, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $9.3 billion and $9.8 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $443 million and $511 million at December 31, 2020 and 2019, respectively.
COMMODITY PRICE RISK
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. At both December 31, 2020 and 2019, the net fair value of these contracts was immaterial and the potential loss in fair value from a 10% adverse change in quoted commodity prices for these contracts was also immaterial.

FOREIGN CURRENCY RISK

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps, or foreign exchange contracts. At December 31, 2020 and 2019, the net fair value of financial instruments with exposure to foreign currency risk was approximately a $3 million liability and a $16 million asset, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would have been approximately $26 million and $87 million at December 31, 2020 and 2019, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 17 Derivatives and Hedging Activities on pages 73 through 77 of Item 8. Financial Statements and Supplementary Data.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.
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

The Board of Directors, assisted by the Audit and Finance Committee ("Committee"), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2020, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIMOTHY S. NICHOLLS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the Audit and Finance Committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Printing Papers Reportable Segment — Refer to Note 12 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill associated with the Printing Papers reportable segment for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the discounted cash flow model and the market approach. The determination of the fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The Company performed its annual impairment assessment of each reporting unit as of October 1, 2020. Because the estimated fair values exceeded their carrying values, no impairments were recorded. As of December 31, 2020, the Printing Papers reportable segment’s goodwill was $201 million.

We identified the Company’s impairment evaluations of goodwill for the Printing Papers reportable segment, specifically related to the Brazil Papers and European Papers reporting units, as a critical audit matter. Given reductions in cash flows caused by a substantial decline in demand for printing papers across all geographic regions and given the uncertainty regarding the duration and magnitude of the economic impact of the COVID-19 pandemic, a high degree of auditor judgment and an increased extent of effort was required when performing audit procedures to evaluate the reasonableness of management and its specialists’ estimates and assumptions related to the discount rate, forecasted future revenues and operating margins, and revenue and adjusted EBITDA multiples, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and operating profit margins ("forecasts"), revenue and adjusted EBITDA multiples, and selection of discount rates for the Brazil Papers and European Papers reporting units, included the following, among others:

•We tested the effectiveness of controls over goodwill, including those over the determination of fair value, such as controls related to management’s selection of the discount rate and forecasts of future revenue and operating margin.

•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases as well as in analyst and industry reports of the Company and companies in its peer group.

•We considered the impact of changes in the operating environment on management’s forecasts, including the impact of the COVID-19 pandemic on the long-term demand for the Company’s products.

•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•With the assistance of our fair value specialists, we evaluated the revenue and adjusted EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

Retirement Plans — Plan Assets — Refer to Note 19 to the financial statements

Critical Audit Matter Description

As of December 31, 2020, the Company’s Pension Plans held approximately $2.5 billion in investments whose reported value is determined based on net asset value (“NAV”). The strategic asset allocation policy prescribed by the Company’s Pension Plan includes permissible investments in certain hedge funds, private equity funds, and real estate funds whose reported values are determined based on the estimated NAV of each investment.

These NAVs are generally determined by the Pension Plan’s third-party administrators or fund managers and are subject to review and oversight by management of the Company and its third-party investment advisors.

Given a lack of a readily determinable value of these investments and the subjective nature of the valuation methodologies and unobservable inputs used in these methodologies, auditing the NAV associated with these investments requires a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in alternative investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of NAV associated with the Company’s Pension Plan’s investments in hedge funds, private equity funds, and real estate funds included the following, among others:

•We tested the effectiveness of controls over the Company’s determination and evaluation of NAV, including those related to the reliability of NAVs reported by third-party administrators and fund managers.

•We inquired of management and the investment advisors regarding changes to the investment portfolio and investment strategies.

•We obtained a confirmation from the third-party custodian as of December 31, 2020 of all individual investments held in trust for the Pension Plan to confirm the existence of each individual asset held in trust.

•For each selected investment fund with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2019 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•With the assistance of professionals in our firm having expertise in alternative investments, we rolled forward the valuation from the selected funds’ most recently audited financial statements to December 31, 2020. This roll forward procedure included consideration of the Company’s transactions in the fund during the period, as well as an estimate of the funds’ returns based on an appropriate, independently obtained benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2020, balance recorded by the Company. For certain selected funds, our roll forward procedures included alternative procedures, such as inspecting trust statements for observable transactions near year-end to compare to the estimated fair value.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 19, 2021

We have served as the Company's auditor since 2002.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of International Paper Company":
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 19, 2021

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2020	2019	2018
NET SALES	$20,580	$22,376	$23,306
COSTS AND EXPENSES
Cost of products sold	14,373	15,268	15,555
Selling and administrative expenses	1,520	1,647	1,723
Depreciation, amortization and cost of timber harvested	1,287	1,306	1,328
Distribution expenses	1,551	1,560	1,567
Taxes other than payroll and income taxes	171	170	171
Restructuring and other charges, net	195	57	29
Net (gains) losses on sales and impairments of businesses	465	205	122
Net (gains) losses on sales of equity method investments	(35)	—	—
Antitrust fines	—	32	—
Interest expense, net	444	491	536
Non-operating pension (income) expense	(41)	36	494
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	650	1,604	1,781
Income tax provision (benefit)	245	634	445
Equity earnings (loss), net of taxes	77	250	336
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	482	1,220	1,672
Discontinued operations, net of taxes	—	—	345
NET EARNINGS (LOSS)	482	1,220	2,017
Less: Net earnings (loss) attributable to noncontrolling interests	—	(5)	5
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$482	$1,225	$2,012
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.23	$3.10	$4.07
Discontinued operations, net of taxes	—	—	0.84
Net earnings (loss)	$1.23	$3.10	$4.91
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$1.22	$3.07	$4.02
Discontinued operations, net of taxes	—	—	0.83
Net earnings (loss)	$1.22	$3.07	$4.85

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2020	2019	2018
NET EARNINGS (LOSS)	$482	$1,220	$2,017
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $56, $54 and $196)	170	163	588
Non-U.S. plans (less tax of $0, $0 and $0)	—	1	1
Pension and postretirement liability adjustments:
U.S. plans (less tax of $76, $7 and $6)	229	22	18
Non-U.S. plans (less tax of $1, $3 and $1)	(2)	(20)	4
Change in cumulative foreign currency translation adjustment (less tax of $1, $1 and $1)	8	116	(473)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $15, $2 and $5)	(34)	4	(10)
Reclassification adjustment for (gains) losses included in net earnings (less tax of $13, $2 and $1)	26	4	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	397	290	130
Comprehensive Income (Loss)	879	1,510	2,147
Net (Earnings) Loss Attributable to Noncontrolling Interests	—	5	(5)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	—	3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$879	$1,515	$2,145
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2020	2019
ASSETS
Current Assets
Cash and temporary investments	$595	$511
Accounts and notes receivable (less allowances of $76 in 2020 and $73 in 2019)	3,064	3,280
Contract assets	355	393
Inventories	2,050	2,208
Current financial assets of variable interest entities (Note 15)	4,850	—
Assets held for sale	138	—
Other current assets	184	247
Total Current Assets	11,236	6,639
Plants, Properties and Equipment, net	12,217	13,004
Forestlands	311	391
Investments	1,178	1,721
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,257	7,088
Goodwill	3,315	3,347
Right of Use Assets	459	434
Deferred Charges and Other Assets	745	847
TOTAL ASSETS	$31,718	$33,471
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$29	$168
Current nonrecourse financial liabilities of variable interest entities (Note 15)	4,220	4,220
Accounts payable	2,320	2,423
Accrued payroll and benefits	466	466
Liabilities held for sale	181	—
Other current liabilities	1,068	1,369
Total Current Liabilities	8,284	8,646
Long-Term Debt	8,064	9,597
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,092	2,085
Deferred Income Taxes	2,743	2,633
Pension Benefit Obligation	1,055	1,578
Postretirement and Postemployment Benefit Obligation	251	270
Long-Term Lease Obligations	315	304
Other Liabilities	1,046	640
Commitments and Contingent Liabilities (Note 14)
Equity
Common stock $1 par value, 2020 - 448.9 shares and 2019 - 448.9 shares	449	449
Paid-in capital	6,325	6,297
Retained earnings	8,070	8,408
Accumulated other comprehensive loss	(4,342)	(4,739)
	10,502	10,415
Less: Common stock held in treasury, at cost, 2020 – 55.8 shares and 2019 – 56.8 shares	2,648	2,702
Total International Paper Shareholders’ Equity	7,854	7,713
Noncontrolling interests	14	5
Total Equity	7,868	7,718
TOTAL LIABILITIES AND EQUITY	$31,718	$33,471

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2020	2019	2018
OPERATING ACTIVITIES
Net earnings (loss)	$482	$1,220	$2,017
Depreciation, amortization, and cost of timber harvested	1,287	1,306	1,328
Deferred income tax provision (benefit), net	9	212	133
Restructuring and other charges, net	195	57	29
Periodic pension expense, net	32	93	632
Net gain on transfer of North American Consumer Packaging business	—	—	(488)
Net (gains) losses on sales and impairments of businesses	465	205	122
Net (gains) losses on sales of equity method investments	(35)	—	—
Antitrust fines	—	32	—
Equity method dividends received	162	273	153
Equity (earnings) losses, net	(77)	(250)	(336)
Other, net	219	120	75
Changes in current assets and liabilities
Accounts and notes receivable	59	246	(342)
Contract assets	35	2	(32)
Inventories	35	(1)	(236)
Accounts payable and accrued liabilities	141	139	151
Interest payable	(55)	(19)	(8)
Other	109	(25)	28
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	3,063	3,610	3,226
INVESTMENT ACTIVITIES
Invested in capital projects, net of insurance recoveries	(751)	(1,276)	(1,572)
Acquisitions, net of cash acquired	(65)	(103)	(8)
Proceeds from sales of equity method investments	500	—	—
Net settlement on transfer of North American Consumer Packaging business	—	—	(40)
Proceeds from sales of businesses, net of cash divested	40	81	—
Proceeds from sale of fixed assets	8	18	23
Other	(1)	(20)	28
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(269)	(1,300)	(1,569)
FINANCING ACTIVITIES
Repurchases of common stock and payments of restricted stock tax withholding	(42)	(535)	(732)
Issuance of debt	583	534	490
Reduction of debt	(2,278)	(1,507)	(1,008)
Change in book overdrafts	35	(66)	(1)
Dividends paid	(806)	(796)	(789)
Net debt tender premiums paid	(188)	(18)	(6)
Other	(4)	(1)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,700)	(2,389)	(2,046)
Cash Included in Assets Held for Sale	(2)	—	—
Effect of Exchange Rate Changes on Cash	(8)	1	(40)
Change in Cash and Temporary Investments	84	(78)	(429)
Cash and Temporary Investments
Beginning of the period	511	589	1,018
End of the period	$595	$511	$589

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2018	$449	$6,206	$6,180	$(4,633)	$1,680	$6,522	$19	$6,541
Adoption of ASC 606 revenue from contracts with customers	—	—	73	—	—	73	—	73
Issuance of stock for various plans, net	—	62	—	—	(80)	142	—	142
Repurchase of stock	—	—	—	—	732	(732)	—	(732)
Dividends ($1.925 per share)	—	—	(800)	—	—	(800)	—	(800)
Transactions of equity method investees	—	12	—	—	—	12	—	12
Comprehensive income (loss)	—	—	2,012	133	—	2,145	2	2,147
BALANCE, DECEMBER 31, 2018	449	6,280	7,465	(4,500)	2,332	7,362	21	7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(18)	—	—	(165)	147	—	147
Repurchase of stock	—	—	—	—	535	(535)	—	(535)
Dividends ($2.013 per share)	—	—	(811)	—	—	(811)	—	(811)
Transactions of equity method investees	—	35	—	—	—	35	—	35
Divestiture of noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Comprehensive income (loss)	—	—	1,225	290	—	1,515	(5)	1,510
BALANCE, DECEMBER 31, 2019	449	6,297	8,408	(4,739)	2,702	7,713	5	7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(8)	—	—	(96)	88	—	88
Repurchase of stock	—	—	—	—	42	(42)	—	(42)
Dividends ($2.050 per share)	—	—	(818)	—	—	(818)	—	(818)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Transactions with noncontrolling interest holders	—	—	—	—	—	—	9	9
Comprehensive income (loss)	—	—	482	397	—	879	—	879
BALANCE, DECEMBER 31, 2020	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the "Company") is a global paper and packaging company with primary markets and manufacturing operations in North America, Europe, Latin America, North Africa and Russia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since that time, most of our manufacturing and converting facilities have remained open and operational during the pandemic. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company, including hygiene, social distancing, site cleaning, contact tracing, and other measures, as recommended by the Centers for Disease Control (CDC) and WHO. Our COVID-19 measures are proving to be effective and we have not had any material disruptions to our operations.

We have seen a significant negative impact on demand for our printing papers products. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but our operations in Industrial Packaging experienced higher supply chain costs due to the impacts of COVID-19. The recent resurgence of the virus in many areas has led to additional governmental measures, such as stay-at-home orders or business and school closures, negatively impacting our supply chain, and therefore our production.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus in many areas; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and stay-at-home orders; the efficacy and availability of various vaccines; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. Developments related to
COVID-19 are significantly adversely affecting portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

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

EQUITY METHOD INVESTMENTS

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts. Our material equity method investments are described in Note 11.

BUSINESS COMBINATIONS

The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statement of operations. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods. See Note 7 for further details.

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented.

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

The Company’s revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily volume rebates, early payment discounts and other customer refunds. The Company estimates its volume rebates at the individual customer level based on the most likely amount method outlined in ASC 606. The Company estimates early payment discounts and other customer refunds based on the historical experience across the Company's portfolio of customers to record reductions in revenue which is consistent with the expected value method outlined in ASC 606. Management has concluded that these methods result in the best estimate of the consideration the Company will be entitled to from its customers.

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

LEASED ASSETS

Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases. See Note 10 for further details.

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

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our annual impairment test indicated that the carrying amount did not exceed the estimated fair value of any reporting units. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. See Note 12 for further discussion.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Income Taxes

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This guidance removes certain exceptions from recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company early adopted the provisions of this guidance in the fourth quarter of 2020 with no material impact.

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

	2020
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$12,537	$1,993	$1,425	$192	$16,147
EMEA	1,675	235	1,025	(15)	2,920
Pacific Rim and Asia	57	91	26	28	202
Americas, other than U.S.	764	—	560	(13)	1,311
Total	$15,033	$2,319	$3,036	$192	$20,580

Operating Segments
North American Industrial Packaging	$13,318	$—	$—	$—	$13,318
EMEA Industrial Packaging	1,317	—	—	—	1,317
Brazilian Industrial Packaging	148	—	—	—	148
European Coated Paperboard	366	—	—	—	366
Global Cellulose Fibers	—	2,319	—	—	2,319
North American Printing Papers	—	—	1,436	—	1,436
Brazilian Papers	—	—	632	—	632
European Papers	—	—	976	—	976
Intra-segment Eliminations	(116)	—	(8)	—	(124)
Corporate & Inter-segment Sales	—	—	—	192	192
Total	$15,033	$2,319	$3,036	$192	$20,580
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2019
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$12,668	$2,148	$1,912	$220	$16,948
EMEA	1,692	254	1,323	(11)	3,258
Pacific Rim and Asia	65	149	189	12	415
Americas, other than U.S.	901	—	867	(13)	1,755
Total	$15,326	$2,551	$4,291	$208	$22,376

Operating Segments
North American Industrial Packaging	$13,509	$—	$—	$—	$13,509
EMEA Industrial Packaging	1,335	—	—	—	1,335
Brazilian Industrial Packaging	235	—	—	—	235
European Coated Paperboard	365	—	—	—	365
Global Cellulose Fibers	—	2,551	—	—	2,551
North American Printing Papers	—	—	1,956	—	1,956
Brazilian Papers	—	—	967	—	967
European Papers	—	—	1,250	—	1,250
Indian Papers	—	—	160	—	160
Intra-segment Eliminations	(118)	—	(42)	—	(160)
Corporate & Inter-segment Sales	—	—	—	208	208
Total	$15,326	$2,551	$4,291	$208	$22,376
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2018
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,167	$2,336	$1,903	$203	$17,609
EMEA	1,704	304	1,330	(17)	3,321
Pacific Rim and Asia	142	179	245	39	605
Americas, other than U.S.	887	—	897	(13)	1,771
Total	$15,900	$2,819	$4,375	$212	$23,306

Operating Segments
North American Industrial Packaging	$14,187	$—	$—	$—	$14,187
EMEA Industrial Packaging	1,355	—	—	—	1,355
Brazilian Industrial Packaging	232	—	—	—	232
European Coated Paperboard	359	—	—	—	359
Global Cellulose Fibers	—	2,819	—	—	2,819
North American Printing Papers	—	—	1,956	—	1,956
Brazilian Papers	—	—	978	—	978
European Papers	—	—	1,252	—	1,252
Indian Papers	—	—	202	—	202
Intra-segment Eliminations	(233)	—	(13)	—	(246)
Corporate & Inter-segment Sales	—	—	—	212	212
Total	$15,900	$2,819	$4,375	$212	$23,306
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Current liabilities of $31 million and $56 million are included in Other current liabilities in the accompanying condense consolidated balance sheets as of December 31, 2020 and 2019, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive prepayment from the customer, respectively.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2020	2019	2018
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$482	$1,225	$1,667
Weighted average common shares outstanding	393.0	395.3	409.1
Effect of dilutive securities:
Restricted performance share plan	2.7	3.5	5.1
Weighted average common shares outstanding – assuming dilution	395.7	398.8	414.2
Basic earnings (loss) per share from continuing operations	$1.23	$3.10	$4.07
Diluted earnings (loss) per share from continuing operations	$1.22	$3.07	$4.02

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2020	2019	2018
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(2,277)	$(1,916)	$(2,527)
Other comprehensive income (loss) before reclassifications	227	2	22
Reclassification of stranded tax effects	—	(527)	—
Amounts reclassified from accumulated other comprehensive income	170	164	589
Balance at end of period	(1,880)	(2,277)	(1,916)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,465)	(2,581)	(2,111)
Other comprehensive income (loss) before reclassifications	(319)	14	(475)
Amounts reclassified from accumulated other comprehensive income	327	102	2
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	3
Balance at end of period	(2,457)	(2,465)	(2,581)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	3	(3)	5
Other comprehensive income (loss) before reclassifications	(34)	4	(10)
Reclassification of stranded tax effects	—	(2)	—
Amounts reclassified from accumulated other comprehensive income	26	4	2
Balance at end of period	(5)	3	(3)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,342)	$(4,739)	$(4,500)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income				Location of Amount Reclassified from AOCI
	2020	2019	2018
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(19)	$(10)	$(11)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(207)	(208)	(774)	(a)	Non-operating pension expense
Total pre-tax amount	(226)	(218)	(785)
Tax (expense)/benefit	56	54	196
Net of tax	(170)	(164)	(589)
Reclassification of stranded tax effects	—	527	—		Retained Earnings
Total, net of tax	(170)	363	(589)
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestiture	(327)	(102)	(2)		Net (gains) losses on sales and impairment of businesses and Discontinued operations, net of taxes
Tax (expense)/benefit	—	—	—
Net of tax	(327)	(102)	(2)
Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(39)	(6)	(3)	(b)	Cost of products sold
Total pre-tax amount	(39)	(6)	(3)
Tax (expense)/benefit	13	2	1
Net of tax	(26)	(4)	(2)
Reclassification of stranded tax effects	—	2	—		Retained Earnings
Total, net of tax	(26)	(2)	(2)
Total reclassifications for the period, net of tax	$(523)	$259	$(593)
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).

(b) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).

NOTE 6 RESTRUCTURING CHARGES AND OTHER ITEMS

2020: During 2020, restructuring and other charges, net, totaling $195 million before taxes were recorded. The charges included:

In millions	2020
Early debt extinguishment costs (see Note 16)	$196
Other restructuring items	(1)
Total	$195

2019: During 2019, restructuring and other charges, net, totaling $57 million before taxes were recorded. These charges included:

In millions	2019
Overhead cost reduction initiative (a)	$21
EMEA packaging restructuring (b)	15
Early debt extinguishment costs (see Note 16)	21
Total	$57
(a) Includes pre-tax charges of $11 million, $6 million and $4 million in Corporate, the Printing Papers segment and the Global Cellulose Fibers segment, respectively, for severance related to an overhead cost reduction initiative. The majority of the severance charges were paid in 2020.
(b) Includes $14 million of severance and $1 million in other charges in conjunction with the restructuring of our EMEA Packaging business. The majority of the severance charges were paid in 2020.
2018: During 2018, restructuring and other charges, net, totaling $29 million before taxes were recorded. These charges included:

In millions	2018
EMEA packaging restructuring (a)	$47
Gain on sale of investment in Liaison Technologies Inc.	(31)
Early debt extinguishment costs (see Note 16)	10
Riverdale mill conversion severance	3
Total	$29
(a) Includes $33 million of severance, $6 million in accelerated depreciation, $2 million in accelerated amortization and $6 million in other charges in conjunction with the optimization of our EMEA Packaging business. The majority of the severance charges recorded were paid throughout 2018..
NOTE 7 ACQUISITIONS

2020: In May 2020, the Company increased its noncontrolling interest in an entity that produces corrugated sheets from a 7% interest to a 40% interest. The equity purchase price was $56 million. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company accounts for its interest as an equity method investment.

2019: On June 28, 2019, the Company completed the acquisition of two packaging businesses located in Portugal (Ovar) and France (Torigni and Cabourg) from DS Smith Packaging. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $81 million at June 30, 2019 exchange rates).

The following table summarizes the final fair value assigned to assets and liabilities assumed as of June 28, 2019:

In millions	June 28, 2019
Cash and temporary investments	$2
Accounts and notes receivable	22
Inventory	8
Plants, properties and equipment	37
Goodwill	27
Intangible assets	14
Right of use assets	3
Deferred charges and other assets	2
Total assets acquired	115
Short-term debt	2
Accounts payable and accrued liabilities	17
Other current liabilities	5
Deferred income taxes	4
Long-term debt	1
Postretirement and postemployment benefit obligation	3
Long-term lease obligations	2
Total liabilities assumed	34
Net assets acquired	$81

NOTE 8 DIVESTITURES AND IMPAIRMENTS OF BUSINESSES

PRINTING PAPERS SPIN-OFF

2020: On December 3, 2020, the Company announced a plan to pursue a spin-off of the Company's Printing Papers segment into a standalone, publicly-traded company. The transaction will be implemented through the distribution of shares of the standalone company to International Paper shareholders. International Paper will retain up to 19.9% of the shares of the standalone company at the time of the separation, with the intent to monetize its investment and to provide additional proceeds to the Company. The Company expects the separation to be tax-free for the Company and its shareholders for U.S. federal income tax purposes and plans to complete the spin-off late in the third quarter of 2021, subject to the receipt of required regulatory approvals. See Note 23 for further discussion.

BRAZIL PACKAGING

2020: On October 14, 2020, the Company closed the previously announced sale of its Brazilian Industrial Packaging business for R$330 million ($58.5 million U.S. dollars), with R$280 million ($49.6 million U.S. dollars) paid at closing and R$50 million ($8.9 million U.S. dollars) to be paid one year from closing. This business includes three containerboard mills and four box plants and the agreement follows International Paper's previously announced strategic review of the Brazilian Industrial Packaging business.

In conjunction with the announced agreement, net pre-tax charges of $347 million ($340 million after taxes) were recorded in 2020. These charges included $327 million related to the cumulative foreign currency translation loss and a $20 million loss related the write down of the long-lived assets of the Brazilian Industrial Packaging business to their estimated fair value. These charges are included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Industrial Packaging segment.

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

OLMUKSAN INTERNATIONAL PAPER

2020: On January 5, 2021, the Company announced that it had entered into an agreement with Mondi Group to sell its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey, for €66 million (approximately $81 million using the December 31, 2020 exchange rate). The transaction is expected to be completed in the first half of 2021 subject to satisfaction of customary closing conditions and regulatory approvals.

In conjunction with the announced agreement, a determination was made that the current book value of the Olmuksan International Paper disposal group exceeded its estimated fair value of $79 million which was based on the agreed upon transaction price. As a result, a preliminary charge of $123 million (before and after taxes) was recorded during the fourth quarter of 2020 related to the cumulative foreign currency translation loss. This charge is included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Industrial Packaging segment.

At December 31, 2020, all assets and liabilities related to Olmuksan International Paper are classified as current assets held for sale and current liabilities held for sale in the accompanying consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of Olmuksan International Paper reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying consolidated balance sheet.

In millions	December 31, 2020
Cash and temporary investments	$2
Accounts and notes receivable	62
Inventories	18
Other current assets	5
Plants, properties and equipment (net of impairment)	38
Goodwill	6
Deferred charges and other assets	7
Total Assets Held for Sale	138
Accounts payable and accrued liabilities	29
Other current liabilities	24
Deferred income taxes	1
Other liabilities	4
Impairment reserve	123
Total Liabilities Held for Sale	181

INTERNATIONAL PAPER APPM LIMITED

2019: On October 30, 2019, the Company closed on the sale of its controlling interest in International Paper APPM Limited ("APPM") to West Coast Paper Mills Limited ("WCPM"). The net proceeds received for the sale totaled $82 million.

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

During 2020, the Company sold its remaining investment in APPM and recorded an immaterial loss.

NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $358 million and $335 million at December 31, 2020 and 2019, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions at December 31	2020	2019
Accounts and notes receivable:
Trade	$2,776	$3,020
Other	288	260
Total	$3,064	$3,280

The allowance for expected credit losses was $76 million at December 31, 2020 and the allowance for doubtful accounts was $73 million at December 31, 2019. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate. While we have taken into account certain impacts of COVID-19 in connection with our estimate of the allowance for expected credit losses, it is possible that additional expected credit losses in excess of such allowance could occur if additional containment and mitigation measures are required or negative economic conditions persist or deteriorate as a result of COVID-19.

INVENTORIES

In millions at December 31	2020	2019
Raw materials	$268	$298
Finished pulp, paper and packaging products	1,091	1,192
Operating supplies	627	659
Other	64	59
Inventories	$2,050	$2,208
The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 74% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $242 million and $295 million at December 31, 2020 and 2019, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2020	2019
Pulp, paper and packaging facilities	$32,439	$32,292
Other properties and equipment	1,156	1,224
Gross cost	33,595	33,516
Less: Accumulated depreciation	21,378	20,512
Plants, properties and equipment, net	$12,217	$13,004

Non-cash additions to plants, property and equipment included within accounts payable were $41 million, $164 million and $135 million at December 31, 2020, 2019 and 2018, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $42 million received during the year ended December 31, 2020. There were no insurance recoveries received during the years ended December 31, 2019 and 2018.

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.2 billion for the each of the years ended December 31, 2020, 2019 and 2018. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $686 million, $754 million and $772 million were made during the years ended December 31, 2020, 2019 and 2018, respectively.

Amounts related to interest were as follows:

In millions	2020	2019	2018
Interest expense	$600	$706	$734
Interest income	156	215	198
Capitalized interest costs	31	29	30
ASSET RETIREMENT OBLIGATIONS

At December 31, 2020 and 2019, we had recorded liabilities of $116 million and $96 million, respectively, related to asset retirement obligations.

NOTE 10 LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 96 years.

COMPONENTS OF LEASE EXPENSE

In millions	2020	2019
Operating lease costs, net	$145	$132
Variable lease costs	61	70
Short-term lease costs, net	52	59
Finance lease cost
Amortization of lease assets	14	12
Interest on lease liabilities	5	5
Total lease cost, net	$277	$278

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2020	2019
Assets
Operating lease assets	Right of use assets	$459	$434
Finance lease assets	Plants, properties and equipment, net (a)	95	103
Total leased assets		$554	$537
Liabilities
Current
Operating	Other current liabilities	$148	$134
Finance	Notes payable and current maturities of long-term debt	13	12
Noncurrent
Operating	Long-term lease obligations	315	304
Finance	Long-term debt	82	88
Total lease liabilities		$558	$538
(a) Finance leases are recorded net of accumulated amortization of $53 million and $40 million at December 31, 2020 and 2019, respectively.

LEASE TERM AND DISCOUNT RATE

In millions	2020	2019
Weighted average remaining lease term (years)
Operating leases	9.7 years	9.8 years
Finance leases	9.9 years	10.9 years
Weighted average discount rate
Operating leases	2.56%	3.06%
Finance leases	4.52%	4.69%

SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$162	$147
Operating cash flows related to financing leases	5	5
Financing cash flows related to finance leases	10	9

Right of use assets obtained in exchange for lease liabilities
Operating leases	179	162
Finance leases	11	11

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2021	$158	$17	$175
2022	117	16	133
2023	74	14	88
2024	42	11	53
2025	26	10	36
Thereafter	105	56	161
Total lease payments	522	124	646
Less imputed interest	59	29	88
Present value of lease liabilities	$463	$95	$558
NOTE 11 EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC

In January 2018, the Company completed the transfer of its North American Consumer Packaging business in exchange for a 20.5% ownership interest (79,911,511 units) in Graphic Packaging International Partners, LLC ("GPIP"). GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC ("GPI"), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. On January 29, 2020, the Company exchanged 15,150,784 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in a pre-tax gain of $33 million ($25 million after taxes) which was recorded in the first quarter of 2020. On August 7, 2020, the Company exchanged 17,399,414 units of the aggregated units owned by the Company for an aggregated price of $250 million, resulting in an immaterial gain which was recorded in the third quarter of 2020. As of December 31, 2020, the Company's ownership percentage in GPIP was 15.0%. The Company recorded equity earnings of $40 million, $46 million and $46 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company received cash dividends from GPIP of $20 million and $27 million in 2020 and 2019, respectively. The Company's investment in GPIP was $702 million and $1.1 billion at December 31, 2020 and 2019, respectively, which was $345 million and $529 million more than the Company's proportionate share of the entity's underlying net assets at December 31, 2020 and 2019, respectively. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets.
The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $253 million, $274 million and $240 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	2020	2019
Current assets	$2,011	$1,796
Noncurrent assets	5,784	5,482
Current liabilities	1,827	1,178
Noncurrent liabilities	3,594	3,244
Income Statement

In millions	2020	2019	2018
Net sales	$6,560	$6,160	$6,023
Gross profit	1,100	1,093	946
Income from continuing operations	232	333	336
Net income	233	334	337

ILIM S.A. ("Ilim")

The Company also holds a 50% equity interest in Ilim, which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $48 million, $207 million, and $290 million in 2020, 2019, and 2018, respectively, for Ilim. Equity earnings includes an after-tax foreign exchange (loss) gain of $(50) million, $32 million, and
$(82) million in 2020, 2019 and 2018, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. The Company received cash dividends from the joint venture of $141 million and $246 million in 2020 and 2019, respectively. At December 31, 2020 and 2019, the Company's investment in Ilim, which is recorded in Investments in the consolidated balance sheet, was $393 million and $508 million, respectively, which was $127 million and $136 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $174 million, $215 million and $214 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	2020	2019
Current assets	$739	$804
Noncurrent assets	2,733	2,813
Current liabilities	674	1,015
Noncurrent liabilities	2,249	1,844
Noncontrolling interests	17	16
Income Statement

In millions	2020	2019	2018
Net sales	$2,015	$2,189	$2,713
Gross profit	838	1,025	1,549
Income from continuing operations	115	438	592
Net income	113	424	571
The Company's remaining equity method investments are not material.

NOTE 12 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2020 and 2019:

In millions	Industrial Packaging		Global Cellulose Fibers		Printing Papers		Total
Balance as of December 31, 2018
Goodwill	$3,379		$52		$2,116		$5,547
Accumulated impairment losses	(296)		—		(1,877)		(2,173)
	3,083		52		239		3,374
Currency translation and other (a)	—		—		(6)		(6)
Goodwill additions/reductions	31	(b)(c)	—		(112)	(d)	(81)
Accumulated impairment loss additions/reductions	—		(52)	(e)	112	(d)	60
Balance as of December 31, 2019
Goodwill	3,410		52		1,998		5,460
Accumulated impairment losses	(296)		(52)		(1,765)		(2,113)
	3,114		—		233		3,347
Currency translation and other (a)	5		—		(33)		(28)
Goodwill additions/reductions	(5)	(b)(c)	—		1		(4)
Balance as of December 31, 2020
Goodwill	3,410		52		1,966		5,428
Accumulated impairment losses	(296)		(52)		(1,765)		(2,113)
Total	$3,114		$—		$201		$3,315
(a)Represents the effects of foreign currency translations and reclassifications.
(b)Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.
(c)Reflects the goodwill for the acquisitions and divestitures of Industrial Packaging box plants in EMEA.
(d)Reflects the reclassification of India goodwill and related impairment losses to held for sale prior to the sale of the business.
(e)Reflects the impairment of the Global Cellulose Fibers reporting unit.

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the quantitative goodwill impairment test to its North America Industrial Packaging, EMEA Industrial Packaging, European Papers, Russian Papers, and Brazilian Papers reporting units as of October 1, 2020. The Company elected to perform the quantitative goodwill impairment test due to the current economic environment. The quantitative goodwill impairment test was performed by comparing the carrying amount of each respective reporting unit to its estimated fair value. The Company calculated the estimated fair value of each of its reporting units with goodwill using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The carrying amount did not exceed the estimated fair value of any reporting units.
In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2020.

In the fourth quarter of 2019, in conjunction with the annual testing of its reporting units for possible goodwill impairments, the Company calculated the estimated fair value of the Global Cellulose Fibers reporting unit, and it was determined that all of the goodwill in the reporting unit, totaling $52 million, was impaired. This impairment charge was recognized during the fourth quarter of 2019.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2020			2019
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$542	$294	$248	$560	$275	$285
Tradenames, patents and trademarks, and developed technology	170	117	53	170	102	68
Land and water rights	8	2	6	8	2	6
Software	25	24	1	26	25	1
Other	19	10	9	18	10	8
Total	$764	$447	$317	$782	$414	$368

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2020	2019	2018
Amortization expense related to intangible assets	$60	$58	$59
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2021 – $51 million, 2022 – $46 million, 2023 – $41 million, 2024 – $41 million, 2025 – $36 million, and cumulatively thereafter – $96 million.
NOTE 13 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2020	2019	2018
Earnings (loss)
U.S.	$727	$1,342	$1,450
Non-U.S.	(77)	262	331
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	$650	$1,604	$1,781

The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2020	2019	2018
Current tax provision (benefit)
U.S. federal	$124	$271	$227
U.S. state and local	35	29	37
Non-U.S.	77	122	165
	$236	$422	$429
Deferred tax provision (benefit)
U.S. federal	$(6)	$44	$12
U.S. state and local	1	(23)	50
Non-U.S.	14	191	(46)
	$9	$212	$16
Income tax provision (benefit)	$245	$634	$445

The Company’s deferred income tax provision (benefit) includes a $2 million benefit, a $44 million benefit and a $13 million benefit for 2020, 2019 and 2018, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $162 million, $349 million and $388 million in 2020, 2019 and 2018, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2020	2019	2018
Earnings (loss) from continuing operations before income taxes and equity earnings	$650	$1,604	$1,781
Statutory U.S. income tax rate	21%	21%	21%
Tax expense (benefit) using statutory U.S. income tax rate	137	337	374
State and local income taxes	28	6	72
Impact of rate differential on non-U.S. permanent differences and earnings	22	31	35
Foreign valuation allowance	—	203	—
Tax expense (benefit) on manufacturing activities	—	—	(1)
Non-deductible business expenses	5	7	6
Non-deductible impairments	92	31	—
Non-deductible compensation	11	3	11
Tax audits	(38)	—	28
Deemed repatriation, net of foreign tax credits	14	1	(25)
U.S. federal tax rate change	7	—	(13)
Foreign derived intangible income deduction	—	2	(25)
US tax on non-U.S. earnings (GILTI and Subpart F)	11	36	19
Foreign tax credits	(4)	(2)	(15)
General business and other tax credits	(45)	(33)	(26)
Tax expense (benefit) on equity earnings	8	10	10
Other, net	(3)	2	(5)
Income tax provision (benefit)	$245	$634	$445
Effective income tax rate	38%	40%	25%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2020 and 2019, were as follows:

In millions	2020	2019
Deferred income tax assets:
Postretirement benefit accruals	$91	$90
Pension obligations	288	421
Tax credits	296	290
Net operating and capital loss carryforwards	590	621
Compensation reserves	179	181
Lease obligations	114	106
Environmental reserves	117	93
Other	218	126
Gross deferred income tax assets	$1,893	$1,928
Less: valuation allowance (a)	(685)	(691)
Net deferred income tax asset	$1,208	$1,237
Deferred income tax liabilities:
Intangibles	$(159)	$(152)
Investments	(251)	(265)
Right of use assets	(114)	(106)
Plants, properties and equipment	(1,958)	(1,866)
Forestlands, related installment sales, and investment in subsidiary	(1,400)	(1,407)
Gross deferred income tax liabilities	$(3,882)	$(3,796)
Net deferred income tax liability	$(2,674)	$(2,559)
(a) The net change in the total valuation allowance for the years ended December 31, 2020 and 2019 was a decrease of $(6) million and an increase of $250 million, respectively. The net change in the prior year is primarily due to tax law changes in foreign jurisdictions impacting future utilization of deferred tax assets of $203 million.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes. Of the $1.4 billion of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary, $887 million is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $488 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 15).

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows:

In millions	2020	2019	2018
Balance at January 1	$(189)	$(220)	$(188)
(Additions) reductions for tax positions related to current year	(10)	(5)	(7)
(Additions) for tax positions related to prior years	(10)	(6)	(37)
Reductions for tax positions related to prior years	30	5	5
Settlements	13	31	2
Expiration of statutes of limitations	1	3	2
Currency translation adjustment	(1)	3	3
Balance at December 31	$(166)	$(189)	$(220)
If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2020, 2019 and 2018 would benefit the effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $17 million and $21 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2020 and 2019, respectively.

The major jurisdictions where the Company files income tax returns are the United States, Brazil, France, Poland and Russia. Generally, tax years 2007 through 2019 remain open and subject to examination by the relevant tax authorities. The Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. Pending audit settlements and the expiration of statute of limitations could reduce the uncertain tax positions by $16 million during the next twelve months.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $114 million in tax, and $367 million in interest, penalties, and fees as of December 31, 2020 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its tax position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on approximately $2.3 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2020 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.

If management decided to monetize the Company’s foreign investments, we would recognize the tax cost related to the excess of the book value over the tax basis of those investments. This would include foreign withholding taxes and any applicable U.S. Federal and state income taxes. Determination of the tax cost that would be incurred upon monetization of the Company’s foreign investments is not practicable; however, we do not believe it would be material.

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

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2021 Through 2030	2031 Through 2040	Indefinite	Total
U.S. federal and non-U.S. NOLs	$2	$53	$457	$512
State taxing jurisdiction NOLs (a)	61	16	—	77
U.S. federal, non- U.S. and state tax credit carryforwards (a)	169	8	119	296
Total	$232	$77	$576	$885
Less: valuation allowance (a)	(145)	(49)	(410)	(604)
Total, net	$87	$28	$166	$281

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

ENVIRONMENTAL AND LEGAL PROCEEDINGS
Environmental

International Paper has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities in the balance sheet.

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $185 million ($194 million undiscounted) in the aggregate as of December 31, 2020. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $45 million as of December 31, 2020. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the reserve referenced above. In October 2012, the Natural Resource Trustees for this site provided notice to International Paper and other PRPs of their intent to perform a Natural Resource Damage Assessment. It is premature to predict the outcome of the assessment or to estimate a loss or range of loss, if any, in excess of the applicable reserve referenced above, which may be incurred.

Kalamazoo River: The Company is a PRP with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by polychlorinated biphenyls ("PCBs") primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill (the "Allied Paper Mill") formerly owned by St. Regis Paper Company ("St. Regis"). The Company is a successor in interest to St. Regis.

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

In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under which NCR would make payments of more than $100 million and perform work at the Site at an estimated cost of $135.7 million. On December 2, 2020, the Federal District Court approved the proposed consent decree, as submitted. NCR will deposit the settlement funds into a Court Registry Account.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. The proposed consent decree by NCR described above will result in the termination of NCR's involvement in the appeal.

Harris County: International Paper and McGinnis Industrial Maintenance Corporation ("MIMC"), a subsidiary of Waste Management, Inc. ("WMI"), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site and share the costs of these activities.

In October 2017, the EPA issued a Record of Decision ("ROD") selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. The EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million ($105 million for the northern impoundment, and $10 million for the southern impoundment). Subsequent to the issuance of the ROD, there have been numerous meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design.

To this end, in April 2018, the PRPs entered into an Administrative Order on Consent ("AOC") with the EPA, agreeing to work together to develop the remedial design until April 2021. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity.

During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality ("TCEQ"), progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments the Company reserved the following amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs.

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

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company regularly conducts a comprehensive legal review of its asbestos liabilities and reviews recent and historical claims data. During the second quarter of 2020, as previously disclosed, we adjusted our estimated net liability associated with asbestos-related litigation concerning products sold by Champion International Corporation prior to our acquisition of Champion in 2000 to revise the time period associated with anticipated future claims through 2059, a commonly viewed end point when such claims are more predictable. We concluded the adjustment of $43 million to increase this net liability, which resulted in a liability of $75 million, net of estimated insurance recoveries, was not material to any period. As of December 31, 2020, the Company's total recorded liability with respect to pending and future asbestos-related claims was $115 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe material losses are probable.
Antitrust
Italy: In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. On August 6, 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $32 million at current exchange rates) which was recorded in the third quarter of 2019.
However, we are vigorously appealing this decision of the ICA to the Italian courts and have numerous and strong bases for our appeal.

Taxes Other Than Payroll and Income Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax ("VAT") should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. We have determined that any related federal VAT refunds should be recognized when they are both probable and reasonably estimable. Based upon the best information available to us, we have determined that the amount of refund that is probable of being realized is limited to that determined by the tax authorities' narrow interpretation, for which we have recognized a receivable of $12 million as of December 31, 2020. It is possible that future court decisions and guidance from the tax authorities could expand the scope of the federal VAT refunds.

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

NOTE 15 VARIABLE INTEREST ENTITIES

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the "Timber Notes") totaling approximately $4.8 billion. The Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber

Notes through the creation of newly formed special purposes entities (the "Entities"). The monetization structure preserved the tax deferral that resulted from the 2006 forestlands sales. As of December 31, 2020, this deferred tax liability was $887 million.

During 2015, International Paper initiated a series of actions in order to extend the 2006 monetization structure and maintain the long-term nature of the deferred tax liability. The Entities, with assets and liabilities primarily consisting of the Timber Notes and third-party bank loans (the "Extension Loans"), were restructured which resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the "2015 Financing Entities").

The Timber Notes are shown in Current financial assets of variable interest entities on the accompanying consolidated balance sheet and mature in August 2021. These notes, which do not require principal payments prior to their maturity, are supported by approximately $4.8 billion of irrevocable letters of credit.

During the fourth quarter of 2020, the Extension Loans were amended to extend the maturity dates to August 2021. The Extension Loans are shown in Current nonrecourse financial liabilities of variable interest entities on the accompanying consolidated balance sheet. These bank loans, totaling approximately $4.2 billion, are nonrecourse to the Company, and are secured by approximately $4.8 billion of Timber Notes, the irrevocable letters of credit supporting the Timber Notes, and approximately $150 million of International Paper debt obligations. The $150 million of International Paper debt obligations are eliminated in the consolidation of the 2015 Financing Entities and are not reflected in the Company’s consolidated balance sheet. Provisions of loan agreements related to approximately $1.1 billion of the Extension Loans require the bank issuing letters of credit supporting the Timber Notes pledged as collateral to maintain a credit rating at or above a specified threshold. In the event the credit rating of the letter of credit bank is downgraded below the specified threshold, the letters of credit must be replaced within 60 days with letters of credit from a qualifying financial institution.

As of both December 31, 2020 and 2019, the fair value of the Timber Notes was $4.9 billion, and the fair value of the Extension Loans was $4.2 billion and $4.3 billion for the years ended 2020 and 2019. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

Activity between the Company and the 2015 Financing Entities was as follows:

In millions	2020	2019	2018
Revenue (a)	$95	$95	$95
Expense (a)	122	128	128
Cash receipts (b)	95	95	95
Cash payments (c)	157	128	128

(a)The revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.
(b)The cash receipts are interest received on the Financial assets of variable interest entities.
(c)The cash payments represent interest paid on Current nonrecourse financial liabilities of variable interest entities.

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31, 2020, this deferred tax liability was $488 million, which will be settled with the maturity of the notes in 2027.

In October 2007, Temple-Inland sold 1.55 million acres of timberland for $2.4 billion. The total consideration consisted almost entirely of notes due in 2027 issued by the buyer of the timberland, which Temple-Inland contributed to two wholly-owned, bankruptcy-remote special purpose entities. The notes are shown in Long-term financial assets of variable interest entities in the accompanying consolidated balance sheet and are supported by $2.4 billion of irrevocable letters of credit issued by three banks, which are required to maintain minimum credit ratings on their long-term debt.

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

As of both December 31, 2020 and 2019, the fair value of the notes receivable was $2.3 billion. As of both December 31, 2020 and 2019, the fair value of this debt was $2.1 billion. The notes receivable and debt are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2020	2019	2018
Revenue (a)	$41	$79	$72
Expense (b)	43	76	67
Cash receipts (c)	29	62	48
Cash payments (d)	40	69	57

(a)The revenue is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2020, 2019 and 2018, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.
(b) The expense is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2020, 2019 and 2018 respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c) The cash receipts are interest received on the Financial assets of special purpose entities.
(d) The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 DEBT AND LINES OF CREDIT

Amounts related to early debt extinguishment during the years ended December 31, 2020, 2019 and 2018 were as follows:

In millions	2020	2019	2018
Early debt reductions (a)	$1,640	$614	$780
Pre-tax early debt extinguishment costs (b)	196	21	10
(a)Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2021 to 2048 for the years ended December 31, 2020, 2019 and 2018.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company’s early debt reductions in 2020 were comprised of debt tenders of $406 million with an interest rate of 7.50% due in 2021, $658 million with an interest rate of 3.65% due in 2024, $127 million with an interest rate of 3.80% due in 2026, and $297 million with an interest rate of 3.00% due in 2027. In addition to these debt tenders, the Company had early debt extinguishments of approximately
$152 million in open market repurchases related to debt with interest rates ranging from 3.00% to 4.40% and maturities dates from 2026 to 2048.
The Company had debt issuances in 2020 of $583 million related primarily to the AR securitization program and international debt. In addition to the early debt reductions, the Company had debt reductions of $638 million in 2020 related primarily to the AR securitization program, commercial paper, and international debt.
The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of this program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2020, and $30 million of borrowings outstanding as of December 31, 2019, under this program.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augments the Company's access to liquidity due to macroeconomic conditions at that time and supplements the Company's $1.5 billion five-year credit agreement. In October 2020, the Company extended the expiration date of the $1.5 billion credit agreement from December 2021 to December 2022. As of December 31, 2020, the Company had no borrowings outstanding under either the $750 million revolving credit agreement or the $1.5 billion credit agreement.

In April 2020, the Company's receivable securitization program was amended from an uncommitted financing arrangement to a committed financing arrangement with a borrowing limit up to $550 million based on eligible receivables balances that expires in April 2022. This was done in response to the economic environment related to COVID-19 to further strengthen the Company’s liquidity position. As of December 31, 2020, the Company had no borrowings outstanding under the program. After considering the Company’s liquidity position in relation to COVID-19 and the current economic environment, the Company's receivable securitization program was amended from a committed financing arrangement to an uncommitted financing arrangement in February 2021 with the borrowing limit and expiration date remaining unchanged.

A summary of long-term debt follows:

In millions at December 31	2020	2019
7.500% notes – due 2021	$—	$406
6.875% notes – due 2023	94	94
3.650% notes – due 2024	—	658
7.350% notes – due 2025	44	44
7.750% notes – due 2025	31	31
3.800% notes – due 2026	517	645
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
3.000% notes – due 2027	477	803
7.150% notes – due 2027	7	7
3.550% notes – due 2029	200	200
6.875% notes – due 2029	37	37
5.000% notes – due 2035	600	600
6.650% notes – due 2037	4	4
8.700% notes – due 2038	265	265
7.300% notes – due 2039	722	722
6.000% notes – due 2041	585	585
4.800% notes – due 2044	800	800
5.150% notes – due 2046	700	700
4.400% notes – due 2047	1,084	1,158
4.350% notes – due 2048	938	986
Floating rate notes – due 2020 – 2024 (a)	245	339
Environmental and industrial development bonds – due 2022 – 2035 (b)	579	552
Total principal	7,992	9,699
Capitalized leases	95	100
Premiums, discounts, and debt issuance costs	(80)	(88)
Terminated interest rate swaps	80	—
Interest rate swaps	—	46
Other (c)	6	8
Total (d)	8,093	9,765
Less: current maturities	29	168
Long-term debt	$8,064	$9,597
(a)The weighted average interest rate on these notes was 1.3% in 2020 and 3.1% in 2019.
(b)The weighted average interest rate on these bonds was 3.5% in 2020 and 4.4% in 2019.
(c)Includes $4 million and $7 million of fair market value adjustments as of December 31, 2020 and 2019, respectively.
(d)The fair market value was approximately $10.5 billion at December 31, 2020 and $10.9 billion at December 31, 2019.

At December 31, 2020, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structures disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows over the next five years: 2021 – $29 million; 2022 – $199 million; 2023 – $361 million; 2024 – $152 million; and 2025 – $209 million.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2020, we were in compliance with our debt covenants.

NOTE 17 DERIVATIVES AND HEDGING ACTIVITIES

International Paper periodically uses derivatives and other financial instruments to hedge exposures to interest rate, commodity and currency risks. International Paper does not hold or issue financial instruments for trading purposes. For hedges that meet the hedge accounting criteria at inception, International Paper formally designates and documents the instrument as a fair value hedge, a cash flow hedge or a net investment hedge of a specific underlying exposure.

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

The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2020	December 31, 2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (a)	313	407
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	—	700
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	—	475
Derivatives Not Designated as Hedging Instruments:
Electricity contract	7	16
Foreign exchange contracts	—	7

(a)These contracts had maturities of two years or less as of December 31, 2020.

During the first quarter of 2020, International Paper terminated its interest rate contracts in fair value hedging relationships. These contracts had a notional value of $700 million and an approximate fair value of $85 million at the time of termination. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt. During the first and second quarter of 2020, International Paper also terminated interest rate contracts in net investment hedging relationships with a notional value of $475 million. These contracts had an approximate fair value of $33 million at the time of termination.

Subsequent to the termination of the net investment hedges, the fair value is accounted for in other comprehensive income as cumulative translation adjustment for the previously hedged net investment.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2020	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(34)	$4	$(10)
Derivatives in Net Investment Hedging Relationships:
Interest rate contracts	$25	$7	$—

During the next 12 months, the amount of the December 31, 2020 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $2 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2020	2019	2018
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(25)	$(3)	$(1)	Cost of products sold
Interest rate contracts	(1)	(1)	(1)	Interest expense, net
Total	$(26)	$(4)	$(2)

	Gain (Loss) Recognized in Income			Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2020	2019	2018
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$38	$30	$16	Interest expense, net
Debt	(38)	(30)	(16)	Interest expense, net
Total	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$2	$—	$—	Net (gains) losses on sales and impairments of businesses
Total	$2	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$(2)	$3	$2	Cost of products sold
Foreign exchange contracts	—	(2)	1	Cost of products sold
Total	$(2)	$1	$3

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$5		$10		$8		$4
Interest rate contracts - net investment	—		11		—		—
Interest rate contracts – fair value	—		47		—		—
Total derivatives designated as hedging instruments	5		68		8		4
Derivatives not designated as hedging instruments
Electricity contract	—		—		1		2
Foreign exchange contracts	—		—		—		1
Total derivatives not designated as hedging instruments	—		—		1		3
Total derivatives	$5	(a)	$68	(b)	$9	(c)	$7	(d)
(a)Includes $5 million recorded in Other current assets in the accompanying consolidated balance sheet.
(b)Included $14 million recorded in Other current assets and $54 million Deferred charges recorded in the accompanying consolidated balance sheet.
(c)Included $7 million recorded in Other current liabilities and $2 million recorded in Other liabilities the accompanying consolidated balance sheet.
(d)Included $6 million recorded in Other current liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. The fair value of derivative instruments containing credit-risk-related contingent features in a net liability position was $5 million and $1 million as of December 31, 2020 and December 31, 2019, respectively. The Company was not required to post any collateral as of December 31, 2020 or 2019.

NOTE 18 CAPITAL STOCK

The authorized capital stock at both December 31, 2020 and 2019, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2020, 2019 and 2018:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2018	448,916	35,975
Issuance of stock for various plans, net	—	(1,721)
Repurchase of stock	—	14,056
Balance at December 31, 2018	448,916	48,310
Issuance of stock for various plans, net	—	(3,416)
Repurchase of stock	—	11,906
Balance at December 31, 2019	448,916	56,800
Issuance of stock for various plans, net	—	(2,010)
Repurchase of stock	—	1,027
Balance at December 31, 2020	448,916	55,817

NOTE 19 RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the "Pension Plan"), a tax-qualified defined benefit pension plan that provides retirement benefits to certain employees.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and a supplemental retirement plan for senior managers ("SERP"), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $31 million, $26 million and $29 million in 2020, 2019 and 2018, respectively, and which are expected to be $21 million in 2021.

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

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2020 and 2019, and the plans’ funded status.

	2020		2019
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$11,699	$253	$10,467	$215
Service cost	85	5	68	5
Interest cost	393	6	440	8
Curtailment	—	(1)	—	(1)
Settlements	—	(5)	—	(6)
Actuarial loss (gain)	1,357	10	1,230	33
Acquisitions	—	—	—	3
Divestitures	—	(1)	—	(1)
Plan amendments	42	—	40	—
Benefits paid	(556)	(7)	(546)	(8)
Effect of foreign currency exchange rate movements	—	4	—	5
Benefit obligation, December 31	$13,020	$264	$11,699	$253
Change in plan assets:
Fair value of plan assets, January 1	$10,165	$183	$8,735	$161
Actual return on plan assets	2,377	11	1,950	23
Company contributions	32	9	26	10
Benefits paid	(556)	(7)	(546)	(8)
Settlements	—	(5)	—	(6)
Effect of foreign currency exchange rate movements	—	(1)	—	3
Fair value of plan assets, December 31	$12,018	$190	$10,165	$183
Funded status, December 31	$(1,002)	$(74)	$(1,534)	$(70)
Amounts recognized in the consolidated balance sheet:
Non-current asset	$—	$5	$—	$6
Current liability	(20)	(3)	(28)	(3)
Non-current liability	(982)	(76)	(1,506)	(73)
	$(1,002)	$(74)	$(1,534)	$(70)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost (credit)	$120	$—	$98	$(1)
Net actuarial loss	2,297	82	2,851	75
	$2,417	$82	$2,949	$74

The non-current portion of the liability is included with the pension liability in the accompanying consolidated balance sheet under Pension Benefit Obligation. The liability for Turkey has been reclassified to Liabilities held for sale.

The largest contributor to the actuarial loss affecting the benefit obligation was the decrease in the discount rate from 3.40% at December 31, 2019 to 2.60% at December 31, 2020. However positive asset returns offset the higher obligation for an improved funded position.

The components of the $(532) million and $8 million related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2020 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(352)	$6
Amortization of actuarial loss	(202)	(2)
Current year prior service cost	42	—
Amortization of prior service cost	(20)	—
Effect of foreign currency exchange rate movements	—	4
	$(532)	$8

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $(500) million, $(172) million and $(134) million in 2020, 2019 and 2018, respectively. The portion of the change in funded status for the non-U.S. plans was $13 million, $24 million, and $(6) million in 2020, 2019 and 2018, respectively.

The accumulated benefit obligation at December 31, 2020 and 2019 was $13.0 billion and $11.7 billion, respectively, for our U.S. defined benefit plans and
$246 million and $236 million, respectively, at December 31, 2020 and 2019 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2020 and 2019:

	2020		2019
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$13,020	$245	$11,699	$225
Accumulated benefit obligation	12,997	227	11,672	208
Fair value of plan assets	12,018	166	10,165	149

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2020		2019		2018
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$85	$5	$68	$5	$153	$5
Interest cost	393	6	440	8	467	8
Expected return on plan assets	(668)	(8)	(631)	(10)	(765)	(11)
Actuarial loss (gain)	202	2	200	2	337	2
Amortization of prior service cost	20	—	16	—	16	—
Curtailment loss (gain)	—	(1)	—	(1)	—	—
Settlement loss	—	1	—	2	424	—
Net periodic pension expense	$32	$5	$93	$6	$632	$4
The components of net periodic pension expense other than the Service cost component are included in Non-operating pension expense in the Consolidated Statement of Operations.

The decrease in 2020 pension expense primarily reflects higher asset returns and lower interest cost slightly offset by higher service cost.

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

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2020 is also the discount rate used to determine net pension expense for the 2021 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2020		2019		2018
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.60%	2.32%	3.40%	2.70%	4.30%	3.97%
Rate of compensation increase	2.25%	3.66%	2.25%	3.62%	2.25%	4.05%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	3.40%	2.70%	4.30%	3.97%	3.80%	3.59%
Expected long-term rate of return on plan assets	7.00%	4.92%	7.25%	6.20%	7.50%	6.52%
Rate of compensation increase	2.25%	3.62%	2.25%	4.05%	3.38%	4.06%
(a) Represents the weighted average rate for the U.S. qualified plans in 2018 due to the remeasurements.

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
Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2021, the Company will use an expected long-term rate of return on plan assets of 6.60% for the Retirement Plan of International Paper, a discount rate of 2.60% and an assumed rate of compensation increase of 2.25%. The Company estimates that it will record net pension income of approximately $114 million for its U.S. defined benefit plans in 2021, compared to expense of $32 million in 2020. The estimated decrease in net pension expense in 2020 is primarily due to higher return on assets and lower interest cost partially offset by higher amortization of actuarial losses and higher service cost.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2021 of a 25 basis point decrease in the above assumptions:

In millions	2021
Expense (Income):
Discount rate	$27
Expected long-term rate of return on plan assets	28

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

International Paper’s U.S. pension allocations by type of fund at December 31, 2020 and 2019 and target allocations were as follows:

Asset Class	2020	2019	Target Allocations
Equity accounts	40%	37%	32% - 43%
Fixed income accounts	48%	50%	44% - 56%
Real estate accounts	7%	8%	5% - 11%
Other	5%	5%	3% - 8%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2020 and 2019 by asset class are shown below. Hedge funds disclosed in the following table are allocated to fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2020
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,806	$1,037	$769	$—
Equities – international	2,921	2,181	740	—
Corporate bonds	2,345	—	2,345	—
Government securities	3,377	—	3,377	—
Mortgage backed securities	133	—	133	—
Other fixed income	(1,585)	—	(1,599)	14
Derivatives	336	342	—	(6)
Cash and cash equivalents	210	210	—	—
Other investments:
Hedge funds	1,112
Private equity	563
Real estate funds	800
Total Investments	$12,018	$3,770	$5,765	$8

Fair Value Measurement at December 31, 2019
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,613	$965	$648	$—
Equities – international	2,181	1,599	582	—
Corporate bonds	1,845	—	1,845	—
Government securities	2,659	—	2,659	—
Mortgage backed securities	1	—	1	—
Other fixed income	(647)	—	(661)	14
Derivatives	(19)	—	—	(19)
Cash and cash equivalents	336	336	—	—
Other investments:
Hedge funds	902
Private equity	522
Real estate funds	772
Total Investments	$10,165	$2,900	$5,074	$(5)

In accordance with accounting standards, certain investments that are measured at NAV and are not classified in the fair value hierarchy.

Other Investments at December 31, 2020
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	1,112	—	Daily to annually	1 - 100 days
Private equity	563	290	(a)	None
Real estate funds	800	210	Quarterly	45 - 60 days
Total	$2,475	$500
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

Fixed income consists of government securities, mortgage-backed securities, corporate bonds, common collective funds and other fixed income investments. Government securities are valued by third-party pricing sources. Mortgage-backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Other fixed income investments of $(1,585) million and $(647) million at December 31, 2020 and 2019, respectively, primarily include reverse repurchase agreement obligations in which we have sold a security and have an agreement to repurchase the same or substantially the same security at a later date for a price specified in the agreement.

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

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2020.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2018	$13	$98	$111
Actual return on plan assets:
Relating to assets still held at the reporting date	1	(127)	(126)
Relating to assets sold during the period	—	314	314
Purchases, sales and settlements	—	(304)	(304)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2019	$14	$(19)	$(5)
Actual return on plan assets:
Relating to assets still held at the reporting date	1	21	22
Relating to assets sold during the period	(1)	268	267
Purchases, sales and settlements	—	(276)	(276)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2020	$14	$(6)	$8

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. No voluntary contributions were made in 2018, 2019 or 2020. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2020, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2021	$580
2022	598
2023	612
2024	624
2025	635
2026-2030	3,271
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

Company contributions to the plans totaled approximately $154 million, $172 million and $125 million for the plan years ending in 2020, 2019 and 2018, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2020, 2019 and 2018 were as follows:

In millions	2020		2019		2018
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$—	$—	$—	$1	$1	$—
Interest cost	7	2	8	1	8	2
Actuarial loss	5	1	4	2	9	2
Amortization of prior service credits	(1)	(2)	(2)	(3)	(2)	(3)
Net postretirement expense	$11	$1	$10	$1	$16	$1

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020		2019		2018
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	3.30%	7.15%	4.20%	9.10%	3.50%	9.38%

The weighted average assumptions used to determine the benefit obligation at December 31, 2020 and 2019 were as follows:

	2020		2019
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	2.50%	6.91%	3.30%	7.15%
Health care cost trend rate assumed for next year	6.50%	8.56%	6.75%	9.57%
Rate that the cost trend rate gradually declines to	5.00%	4.23%	5.00%	4.78%
Year that the rate reaches the rate it is assumed to remain	2026	2031	2026	2030

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2020 and 2019:

In millions	2020		2019
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$214	$31	$213	$24
Service cost	—	—	—	1
Interest cost	7	2	8	1
Participants’ contributions	3	—	4	—
Actuarial (gain) loss	4	1	20	8
Benefits paid	(28)	(1)	(32)	(2)
Less: Federal subsidy	1	—	1	—
Divestiture	—	(7)	—	—
Currency Impact	—	(6)	—	(1)
Benefit obligation, December 31	$201	$20	$214	$31
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	25	1	28	2
Participants’ contributions	3	—	4	—
Benefits paid	(28)	(1)	(32)	(2)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(201)	$(20)	$(214)	$(31)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(18)	$—	$(21)	$(1)
Non-current liability	(183)	(20)	(193)	(30)
	$(201)	$(20)	$(214)	$(31)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$46	$12	$47	$19
Prior service credit	—	(12)	(2)	(18)
	$46	$—	$45	$1

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $1 million and ($1) million change in the amounts recognized in OCI during 2020 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$5	$1
Amortization of actuarial (loss) gain	(5)	(1)
Current year prior service cost	—	—
Amortization of prior service credit	1	2
Divestitures	—	(2)
Currency impact	—	(1)
	$1	$(1)

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $12 million, $29 million and $(25) million in 2020, 2019 and 2018, respectively. The portion of the change in funded status for the non-U.S. plans was $0 million, $9 million, and $5 million in 2020, 2019 and 2018, respectively.

At December 31, 2020, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2021	$20	$1	$—
2022	18	1	—
2023	17	1	1
2024	16	1	1
2025	15	1	1
2026 – 2030	64	4	5
NOTE 21 INCENTIVE PLANS

International Paper currently has an Incentive Compensation Plan (ICP). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the "Committee") that administers the ICP. Additionally, restricted stock, which may be deferred into RSU’s, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

PERFORMANCE SHARE PLAN

Under the Performance Share Plan ("PSP"), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. PSP awards are earned based on the achievement of defined performance of Return on Invested Capital ("ROIC") measured against our internal benchmark and ranking of Total Shareholder Return ("TSR") compared to the TSR peer group of companies. The 2018-2020, 2019-2021 and 2020-2022 Awards are weighted 50% ROIC and 50% TSR for all participants. The ROIC component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term. PSP grants are made in performance-based restricted stock units.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2020
Expected volatility	22.81% - 24.60%
Risk-free interest rate	1.61% - 2.44%
The following summarizes PSP activity for the three years ended December 31, 2020:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	5,799,884	$36.17
Granted	1,751,235	62.97
Shares issued	(1,588,642)	53.67
Forfeited	(196,000)	56.57
Outstanding at December 31, 2018	5,766,477	38.79
Granted	2,353,613	43.49
Shares issued	(2,367,135)	36.79
Forfeited	(238,227)	50.64
Outstanding at December 31, 2019	5,514,728	41.14
Granted	2,171,385	49.15
Shares issued	(1,221,950)	51.70
Forfeited	(844,138)	51.70
Outstanding at December 31, 2020	5,620,025	$40.36

RESTRICTED STOCK AWARD PROGRAMS

The service-based Restricted Stock Award program ("RSA"), designed for recruitment, retention and special recognition purposes, provides for awards of restricted stock to key employees.

The following summarizes the activity of the RSA program for the three years ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	166,300	$48.63
Granted	66,100	51.43
Shares issued	(100,289)	48.44
Forfeited	—	—
Outstanding at December 31, 2018	132,111	50.17
Granted	87,910	43.70
Shares issued	(52,021)	48.90
Forfeited	(7,300)	45.10
Outstanding at December 31, 2019	160,700	47.27
Granted	82,228	40.12
Shares issued	(83,053)	44.25
Forfeited	(33,800)	46.43
Outstanding at December 31, 2020	126,075	$44.83

At December 31, 2020, 2019 and 2018 a total of 8.5 million, 9.8 million and 11.9 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2020	2019	2018
Total stock-based compensation expense (included in selling and administrative expense)	$72	$130	$135
Income tax benefits related to stock-based compensation	17	30	16

At December 31, 2020, $66 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.
NOTE 22 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. See the Description of Business Segments on pages 26 and 27 in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the types of products and services from which each reportable segment derives its revenues. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
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

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2020	2019	2018
Industrial Packaging	$15,033	$15,326	$15,900
Global Cellulose Fibers	2,319	2,551	2,819
Printing Papers	3,036	4,291	4,375
Corporate and Intersegment Sales	192	208	212
Net Sales	$20,580	$22,376	$23,306
Operating Profit (Loss)

In millions	2020	2019	2018
Industrial Packaging	$1,819	$2,076	$2,277
Global Cellulose Fibers	(237)	(6)	262
Printing Papers	228	529	543
Business Segment Operating Profit	1,810	2,599	3,082

Earnings (loss) from continuing operations before income taxes and equity earnings	650	1,604	1,781
Interest expense, net	444	491	536
Noncontrolling interests adjustment (a)	—	3	(10)
Corporate expenses, net	(7)	54	67
Corporate net special items	274	104	9
Business net special items	490	307	205
Non-operating pension (income) expense	(41)	36	494
	$1,810	$2,599	$3,082
Business Net Special Items

In millions	2020	2019	2018
Industrial Packaging	$475	$78	$184
Global Cellulose Fibers	5	68	11
Printing Papers	10	161	10
Business Net Special Items	$490	$307	$205

Assets

In millions	2020	2019
Industrial Packaging	$15,976	$16,338
Global Cellulose Fibers	3,507	3,733
Printing Papers	2,855	3,476
Corporate and other	9,380	9,924
Assets	$31,718	$33,471
Capital Spending

In millions	2020	2019	2018
Industrial Packaging	$525	$922	$1,061
Global Cellulose Fibers	97	162	183
Printing Papers	116	172	303
Subtotal	738	1,256	1,547
Corporate and other	13	20	25
Capital Spending	$751	$1,276	$1,572
Depreciation, Amortization and Cost of Timber Harvested

In millions	2020	2019	2018
Industrial Packaging	$826	$794	$803
Global Cellulose Fibers	271	263	262
Printing Papers	186	244	258
Corporate	4	5	5
Depreciation and Amortization	$1,287	$1,306	$1,328
External Sales By Major Product

In millions	2020	2019	2018
Industrial Packaging	$14,983	$15,259	$15,828
Global Cellulose Fibers	2,317	2,545	2,810
Printing Papers	3,016	4,284	4,359
Other	264	288	309
Net Sales	$20,580	$22,376	$23,306
INFORMATION BY GEOGRAPHIC AREA

Net Sales (b)

In millions	2020	2019	2018
United States (c)	$16,147	$16,948	$17,609
EMEA	2,920	3,258	3,321
Pacific Rim and Asia	202	415	605
Americas, other than U.S.	1,311	1,755	1,771
Net Sales	$20,580	$22,376	$23,306

Long-Lived Assets (d)

In millions	2020	2019
United States	$10,221	$10,706
EMEA	1,280	1,368
Americas, other than U.S.	1,027	1,321
Long-Lived Assets	$12,528	$13,395
(a)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(b)Net sales are attributed to countries based on the location of the seller.
(c)Export sales to unaffiliated customers were $2.5 billion in 2020, $2.7 billion in 2019 and $3.1 billion in 2018.
(d)Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

NOTE 23 SUBSEQUENT EVENTS

SALE OF KWIDZYN MILL

On February 12, 2021, the Company entered into an agreement to sell our Kwidzyn, Poland mill for €670 million (approximately $812 million) in cash, subject to final working capital and net debt adjustments. The business includes the pulp and paper mill in Kwidzyn and supporting functions. The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions and regulatory approvals.

On December 3, 2020, the Company announced its intention to spin off its Printing Papers business into a standalone, publicly-traded company in order to focus on its corrugated packaging and absorbent fibers businesses. The sale of Kwidzyn provides an opportunity for International Paper to achieve a premium value and significant incremental cash proceeds, but otherwise does not change its plans for the proposed spin-off.

GRAPHIC PACKAGING MONETIZATION

On February 16, 2021, the Company exchanged 15,307,000 units of the aggregate units owned by the Company for 15,307,000 shares of Graphic Packaging stock. The Company sold the shares in open market transactions for approximately $247 million. Additionally, on February 16, 2021, Graphic Packaging repurchased 9,281,316 units owned by the Company for an aggregate price of $150 million. The Company expects to recognize a gain on these two transactions and related tax expense in the first quarter 2021.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2020
Net sales	$5,352		$4,866		$5,123		$5,239		$20,580
Earnings (loss) from continuing operations before income taxes and equity earnings	(16)	(a)	261	(a)	282	(a)	123	(a)	650	(a)
Net earnings (loss) attributable to International Paper Company	(141)	(a-b)	266	(a-b)	204	(a-b)	153	(a-b)	482	(a-b)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:	(0.36)		0.67		0.52		0.39		1.23
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:	(0.36)		0.67		0.52		0.39		1.22
Dividends per share of common stock	0.5125		0.5125		0.5125		0.5125		2.0500
2019
Net sales	$5,643		$5,667		$5,568		$5,498		$22,376
Earnings (loss) from continuing operations before income taxes and equity earnings	418	(c)	334	(c)	452	(c)	400	(c)	1,604	(c)
Net earnings (loss) attributable to International Paper Company	424	(c-d)	292	(c-e)	344	(c-e)	165	(c-d)	1,225	(c-e)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:	1.06		0.74		0.88		0.42		3.10
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:	1.05		0.73		0.87		0.42		3.07
Dividends per share of common stock	0.5000		0.5000		0.5000		0.5125		2.0125
Note: International Paper's common shares (symbol: IP) are listed on the New York Stock Exchange.

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters.

Footnotes to Interim Financial Results
(a)Includes the following pre-tax charges (gains):

	2020
In millions	Q1	Q2	Q3	Q4
Brazil Packaging impairment	$344	$8	$(4)	$—
India investment	17	(6)	—	—
Asbestos litigation reserve adjustment	—	43	—	—
Environmental remediation reserve adjustments	41	—	7	—
Gain on sale of portion of equity investment in Graphic Packaging	(33)	—	—	—
Abandoned property removal	9	5	—	—
Riverdale mill conversion accelerated depreciation	1	—	—	—
Debt extinguishment costs	8	18	105	65
EMEA Packaging impairment	—	—	—	123
Printing Papers business spin-off costs	—	—	—	9
Other items	(3)	—	1	4
Non-operating pension expense	(6)	(14)	(11)	(10)
Total	$378	$54	$98	$191

(b)Includes the following tax expenses (benefits):

	2020
In millions	Q1	Q2	Q3	Q4
Tax benefit related to settlement of tax audits	$—	$—	$—	$(32)
Tax impact of other special items	(12)	(18)	(26)	(18)
Tax impact of non-operating pension expense	1	3	4	2
Total	$(11)	$(15)	$(22)	$(48)

(c)Includes the following pre-tax charges (gains):

	2019
In millions	Q1	Q2	Q3	Q4
India impairment	$—	$152	$8	$(1)
India divestiture transaction costs	—	—	—	3
Global Cellulose Fibers goodwill impairment	—	—	—	52
Litigation reserves	—	—	22	19
Italian antitrust fine	—	—	32	—
Environmental remediation reserve adjustment	—	—	15	10
(Gain) loss on sale of EMEA Packaging box plant	(7)	—	—	1
EMEA Packaging business optimization	—	—	—	17
Multi-employer pension plan exit liability	16	—	(7)	—
Abandoned property removal	11	11	13	15
Riverdale mill conversion costs	1	1	1	2
Foreign VAT refund accrual including interest	—	—	—	(6)
Debt extinguishment costs	—	—	—	21
Gain on sale of previously closed Oregon mill site	—	—	(9)	—
Overhead cost reduction initiative	—	—	21	—
Other items	—	1	—	3
Non-operating pension expense	10	8	9	9
Total	$31	$173	$105	$145
(d)Includes the following tax expenses (benefits):

	2019
In millions	Q1	Q2	Q3	Q4
Luxembourg statutory tax rate change	$—	$9	$—	$—
State income tax legislative changes	—	(3)	—	—
Foreign tax audits	—	3	—	—
Internal investment restructuring	—	—	—	(53)
Foreign deferred tax valuation allowance	—	—	—	203
Tax impact of other special items	(6)	(5)	(14)	(28)
Tax impact of non-operating pension expense	(2)	(2)	(2)	(2)
Total	$(8)	$2	$(16)	$120
(e)Includes allocation of loss to noncontrolling interest of $7 million and $2 million for the three months ended June 30, 2019 and September 30, 2019, respectively, associated with the impairment of the net assets of our India Papers business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2020, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During Q1 2020, many corporate employees began working remotely due to the COVID-19 pandemic. From the onset of the pandemic, we have closely monitored the potential impact on the design and operating effectiveness of our internal control over financial reporting.
See Item 8. Financial Statements and Supplementary Data on pages 40 and 41 of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 6 and 7 in Part I of this Form 10-K under the caption, “Information About Our Executive Officers.”
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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)Financial Statements – See Item 8. Financial Statements and Supplementary Data.
(2)Financial Statement Schedules – The following additional financial data should be read in conjunction with the consolidated financial statements in Item 8. Financial Statements and Supplementary Data. Schedules not included with this additional financial data have been omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

Additional Financial Data
2020, 2019 and 2018

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

(4.10)
Supplemental Indenture (including the form of Notes), dated as of August 9, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 9, 2017.

(4.11)
Supplemental Indenture (including the form of Notes), dated as of June 10, 2019, between the Company and the The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 2019).

(4.12)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(4.13)	Description of Securities (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2019). +

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

(10.8)
Amendment Number One to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9)
Amendment Number Two to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2019). +

(10.10)
Amendment Number Three to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.11)
Amendment Number Four to the International Paper Pension Restoration Plan for Salaried Employees effective July 1, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.12)
Amendment Number Five to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2019 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.13)
Amendment Number Six to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). +

(10.14)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.15)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.16)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.14)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.15)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.16)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.17)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.18)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.19)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.20)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.21)
Amendment No. 7 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective July 12, 2016 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.22)
Amendment No. 8 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective January 1, 2019 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019). +

(10.23)
Amendment No. 9 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. +

(

(10.24)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.25)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.26)
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

(10.31)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.32)
Five-Year Credit Agreement dated as of December 12, 2016, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 6, 2017).

(10.33)
Amended and Restated Five-Year Credit Agreement dated as of October 16, 2020, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2020).

(10.34)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). +

(10.35)
Credit Agreement, dated December 8, 2017, by and among the Company, Bank of America, N.A. and BNP Paribas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8¬K filed December 12, 2017). +

(10.36)
Commitment Agreement, dated September 25, 2018, between International Paper Company and Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018). * +

(10.37)
Credit Agreement, dated March 25, 2020, by and among the Company, Sumitomo Mitsui Banking Corporation; Banco Bilbao Vizcaya Argentaria, S.A., New York Branch; BNP Paribas and Credit Agricole Corporate and Investment Bank, as lenders and Sumitomo Mitsui Banking Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A dated March 26, 2020).

(10.38)
Amendment No. 16 to the Second Amended and Restated Credit and Security Agreement, dated April 28, 2020, by and among the Corporation, as servicer, Red Bird Receivables, LLC, as borrower, the lenders and co-agents from time to time party thereto, and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2020).

(10.39)
Agreement Regarding Continued Employment, Termination, Severance and General Release dated September 8, 2020 between International Paper Company and Catherine I. Slater (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 11, 2020). +

(21)	Subsidiaries and Joint Ventures.*

(23)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). *

(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Tim S. Nicholls, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

(104)	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101. *

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
INTERNATIONAL PAPER COMPANY

By:	/S/ SHARON R. RYAN	February 19, 2021
Sharon R. Ryan
Senior Vice President, General Counsel and Corporate Secretary
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Nicholls, Sharon R. Ryan and Alan R. Haguewood as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 19, 2021
Mark S. Sutton

/S/ WILLIAM J. BURNS	Director	February 19, 2021
Willliam J. Burns

/S/ CHRISTOPHER M. CONNOR	Director	February 19, 2021
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 19, 2021
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 19, 2021
Ilene S. Gordon

/S/ ANDERS GUSTAFSSON	Director	February 19, 2021
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 19, 2021
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 19, 2021
Clinton A. Lewis, Jr.

/S/ KATHRYN D. SULLIVAN	Director	February 19, 2021
Kathryn D. Sullivan

/S/ J. STEVEN WHISLER	Director	February 19, 2021
J. Steven Whisler

/S/ RAY G. YOUNG	Director	February 19, 2021
Ray G. Young

/S/ TIMOTHY S. NICHOLLS	Senior Vice President and Chief Financial Officer	February 19, 2021
Timothy S. Nicholls

/S/ VINCENT P. BONNOT	Vice President – Finance and Controller	February 19, 2021
Vincent P. Bonnot

APPENDIX I
2020 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PRINTING PAPERS	Savannah, Georgia	Tracy, California
	Cayuga, Indiana	Golden, Colorado
Uncoated Papers	Cedar Rapids, Iowa	Wheat Ridge, Colorado
U.S.:	Henderson, Kentucky	Putnam, Connecticut
Selma, Alabama (Riverdale Mill)	Maysville, Kentucky	Orlando, Florida
Ticonderoga, New York	Bogalusa, Louisiana	Plant City, Florida
Eastover, South Carolina	Campti, Louisiana	Tampa, Florida leased
Georgetown, South Carolina	Mansfield, Louisiana	Columbus, Georgia
Sumter, South Carolina	Vicksburg, Mississippi	Forest Park, Georgia
	Valliant, Oklahoma	Griffin, Georgia
International:	Springfield, Oregon	Kennesaw, Georgia leased
Luiz Antônio, São Paulo, Brazil	Orange, Texas	Lithonia, Georgia
Mogi Guacu, São Paulo, Brazil		Savannah, Georgia
Três Lagoas, Mato Grosso do Sul, Brazil	International:	Tucker, Georgia
Saillat, France	Franco da Rocha, São Paulo, Brazil [1]	Aurora, Illinois (3 locations)
Kwidzyn, Poland	Nova Campina, São Paulo, Brazil [1]	Bedford Park, Illinois (2 locations) 1 leased
Svetogorsk, Russia	Paulinia, São Paulo, Brazil [1]	Belleville, Illinois
	Veracruz, Mexico	Carol Stream, Illinois
GLOBAL CELLULOSE FIBERS	Kenitra, Morocco	Des Plaines, Illinois
	Madrid, Spain	Lincoln, Illinois
Pulp		Montgomery, Illinois
U.S.:	Corrugated Container	Northlake, Illinois
Cantonment, Florida (Pensacola Mill)	U.S.:	Rockford, Illinois
Flint River, Georgia	Bay Minette, Alabama	Butler, Indiana
Port Wentworth, Georgia	Decatur, Alabama	Crawfordsville, Indiana
Columbus, Mississippi	Dothan, Alabama leased	Fort Wayne, Indiana
New Bern, North Carolina	Huntsville, Alabama	Indianapolis, Indiana (2 locations)
Riegelwood, North Carolina	Conway, Arkansas	Saint Anthony, Indiana
Eastover, South Carolina	Fort Smith, Arkansas (2 locations)	Tipton, Indiana
Georgetown, South Carolina	Russellville, Arkansas (2 locations)	Cedar Rapids, Iowa
Franklin, Virginia	Tolleson, Arizona	Waterloo, Iowa
	Yuma, Arizona	Garden City, Kansas
International:	Anaheim, California	Kansas City, Kansas
Grande Prairie, Alberta, Canada	Buena Park, California leased	Bowling Green, Kentucky
Saillat, France	Camarillo, California	Lexington, Kentucky
Gdansk, Poland	Carson, California	Louisville, Kentucky
Kwidzyn, Poland	Cerritos, California leased	Walton, Kentucky
Svetogorsk, Russia	Compton, California	Bogalusa, Louisiana
	Elk Grove, California	Lafayette, Louisiana
INDUSTRIAL PACKAGING	Exeter, California	Shreveport, Louisiana
	Gilroy, California (2 locations)	Springhill, Louisiana
Containerboard	Los Angeles, California	Auburn, Maine
U.S.:	Modesto, California	Three Rivers, Michigan
Pine Hill, Alabama	Ontario, California	Arden Hills, Minnesota
Prattville, Alabama	Salinas, California	Austin, Minnesota
Selma, Alabama (Riverdale Mill)	Sanger, California	Fridley, Minnesota
Cantonment, Florida (Pensacola Mill)	Santa Fe Springs, California (2 locations)	Minneapolis, Minnesota leased
Rome, Georgia	Stockton, California [2]	Shakopee, Minnesota

White Bear Lake, Minnesota	Lexington, South Carolina	Silao, Mexico
Houston, Mississippi	Ashland City, Tennessee leased	Toluca, Mexico
Jackson, Mississippi	Cleveland, Tennessee	Zapopan, Mexico
Magnolia, Mississippi leased	Elizabethton, Tennessee leased	Agadir, Morocco
Olive Branch, Mississippi	Morristown, Tennessee	Casablanca, Morocco
Fenton, Missouri	Murfreesboro, Tennessee	Tangier, Morocco
Kansas City, Missouri	Amarillo, Texas	Ovar, Portugal
Maryland Heights, Missouri	Carrollton, Texas (2 locations)	Barcelona, Spain
North Kansas City, Missouri leased	Edinburg, Texas	Bilbao, Spain
St. Joseph, Missouri	El Paso, Texas	Gandia, Spain
St. Louis, Missouri	Ft. Worth, Texas leased	Las Palmas, Spain
Omaha, Nebraska	Grand Prairie, Texas	Madrid, Spain
Barrington, New Jersey	Hidalgo, Texas	Montblanc, Spain
Bellmawr, New Jersey	McAllen, Texas	Tavernes de la Valldigna, Spain
Milltown, New Jersey	San Antonio, Texas (2 locations)	Tenerife, Spain
Spotswood, New Jersey	Sealy, Texas	Adana, Turkey
Thorofare, New Jersey	Waxahachie, Texas	Bursa, Turkey
Binghamton, New York	Lynchburg, Virginia	Corum, Turkey
Buffalo, New York	Petersburg, Virginia	Gebze, Turkey
Rochester, New York	Richmond, Virginia	Izmir, Turkey
Scotia, New York	Moses Lake, Washington
Utica, New York	Olympia, Washington	Recycling
Charlotte, North Carolina (2 locations) 1 leased	Yakima, Washington	U.S.:
Lumberton, North Carolina	Fond du Lac, Wisconsin	Phoenix, Arizona
Manson, North Carolina	Manitowoc, Wisconsin	Fremont, California
Newton, North Carolina		Norwalk, California
Statesville, North Carolina	International:	West Sacramento, California
Byesville, Ohio	Manaus, Amazonas, Brazil [1]	Itasca, Illinois
Delaware, Ohio	Paulinia, São Paulo, Brazil [1]	Des Moines, Iowa
Eaton, Ohio	Rio Verde, Goias, Brazil [1]	Wichita, Kansas
Madison, Ohio	Suzano, São Paulo, Brazil [1]	Roseville, Minnesota
Marion, Ohio	Rancagua, Chile	Omaha, Nebraska
Marysville, Ohio leased	Arles, France [3]	Charlotte, North Carolina
Middletown, Ohio	Cabourg, France	Beaverton, Oregon
Mt. Vernon, Ohio	Chalon-sur-Saone, France	Springfield, Oregon leased
Newark, Ohio	LePuy, France (Espaly Box Plant)	Carrollton, Texas
Streetsboro, Ohio	Mortagne, France	Salt Lake City, Utah
Wooster, Ohio	Saint Amand, France	Richmond, Virginia
Oklahoma City, Oklahoma	Guadeloupe, French West Indies	Kent, Washington
Beaverton, Oregon (3 locations)	Bellusco, Italy
Hillsboro, Oregon	Catania, Italy	International:
Portland, Oregon	Pomezia, Italy	Monterrey, Mexico leased
Salem, Oregon leased	San Felice, Italy	Xalapa, Veracruz, Mexico leased
Biglerville, Pennsylvania (2 locations)	Apodaco (Monterrey), Mexico leased
Eighty-four, Pennsylvania	Ixtaczoquitlan, Mexico	Bags
Hazleton, Pennsylvania	Juarez, Mexico leased	U.S.:
Kennett Square, Pennsylvania	Los Mochis, Mexico	Buena Park, California
Lancaster, Pennsylvania	Puebla, Mexico leased	Beaverton, Oregon
Mount Carmel, Pennsylvania	Reynosa, Mexico	Grand Prairie, Texas
Georgetown, South Carolina	San Jose Iturbide, Mexico
Laurens, South Carolina	Santa Catarina, Mexico

Coated Paperboard
International:
Kwidzyn, Poland
Svetogorsk, Russia

DISTRIBUTION

International:
Guangzhou, China leased
Hong Kong, China leased
Shanghai, China leased
Japan leased
Korea leased
Singapore leased

FOREST RESOURCES
International:
Approximately 314,000 acres
in Brazil

1) Sold October 2020
2) Closed September 2020
3) Closed July 2020

APPENDIX II
2020 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	Total
Industrial Packaging
Containerboard (a)	13,738	497	27	14,262
Coated Paperboard	—	443	—	443
Total Industrial Packaging	13,738	940	27	14,705
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,988	352	498	3,838
Printing Papers
Uncoated Freesheet & Bristols (b)	1,700	1,186	1,135	4,021
Newsprint	—	102	—	102
Total Printing Papers	1,700	1,288	1,135	4,123

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.
(b) In addition to Uncoated Freesheet and Bristols, includes bleached multiwall bag and plate.

Forest Resources
We own, manage or have an interest in approximately 1.2 million acres of forestlands worldwide. These forestlands and associated acres are located in the following regions:	(M Acres)
Brazil	314
We have harvesting rights in:
Russia	862

Total	1,176
A-4