Form 10-Q
period 2021-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2021-04-30
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 23, 2021 was 391,739,284.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net Sales	$5,363	$5,352
Costs and Expenses
Cost of products sold	3,847	3,746
Selling and administrative expenses	361	418
Depreciation, amortization and cost of timber harvested	309	323
Distribution expenses	406	407
Taxes other than payroll and income taxes	44	44
Restructuring and other charges, net	30	8
Net (gains) losses on sales and impairments of businesses	2	344
Net (gains) losses on sales of equity method investments	(74)	(33)
Interest expense, net	92	117
Non-operating pension expense (income)	(53)	(6)
Earnings (Loss) Before Income Taxes and Equity Earnings	399	(16)
Income tax provision (benefit)	99	94
Equity earnings (loss), net of taxes	49	(31)
Net Earnings (Loss) Attributable to International Paper Company	$349	$(141)
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.89	$(0.36)
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$0.88	$(0.36)
Average Shares of Common Stock Outstanding – assuming dilution	394.8	392.6
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Net Earnings (Loss)	$349	$(141)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	34	46
Change in cumulative foreign currency translation adjustment	(143)	(544)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(6)	(30)
Reclassification adjustment for (gains) losses included in net earnings (loss)	3	11
Total Other Comprehensive Income (Loss), Net of Tax	(112)	(517)
Comprehensive Income (Loss)	237	(658)
Other comprehensive (income) loss attributable to noncontrolling interests	1	1
Comprehensive Income (Loss) Attributable to International Paper Company	$238	$(657)
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$787	$595
Accounts and notes receivable, net	3,342	3,064
Contract assets	437	355
Inventories	1,828	2,050
Current financial assets of variable interest entities (Note 16)	4,850	4,850
Assets held for sale	695	138
Other current assets	228	184
Total Current Assets	12,167	11,236
Plants, Properties and Equipment, net	11,667	12,217
Forestlands	285	311
Investments	711	1,178
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,261	2,257
Goodwill	3,242	3,315
Right of Use Assets	415	459
Deferred Charges and Other Assets	729	745
Total Assets	$31,477	$31,718
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$31	$29
Current nonrecourse financial liabilities of variable interest entities (Note 16)	4,220	4,220
Accounts payable	2,354	2,320
Accrued payroll and benefits	363	466
Liabilities held for sale	334	181
Other current liabilities	1,088	1,068
Total Current Liabilities	8,390	8,284
Long-Term Debt	7,954	8,064
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,094	2,092
Deferred Income Taxes	2,756	2,743
Pension Benefit Obligation	968	1,055
Postretirement and Postemployment Benefit Obligation	246	251
Long-Term Lease Obligations	276	315
Other Liabilities	1,022	1,046
Equity
Common stock, $1 par value, 2021 – 448.9 shares and 2020 – 448.9 shares	449	449
Paid-in capital	6,267	6,325
Retained earnings	8,214	8,070
Accumulated other comprehensive loss	(4,453)	(4,342)
	10,477	10,502
Less: Common stock held in treasury, at cost, 2021 – 57.2 shares and 2020 – 55.8 shares	2,719	2,648
Total International Paper Shareholders’ Equity	7,758	7,854
Noncontrolling interests	13	14
Total Equity	7,771	7,868
Total Liabilities and Equity	$31,477	$31,718
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net earnings (loss)	$349	$(141)
Depreciation, amortization and cost of timber harvested	309	323
Deferred income tax provision (benefit), net	20	35
Restructuring and other charges, net	30	8
Net (gains) losses on sales of equity method investments	(74)	(33)
Net (gains) losses on sales and impairments of businesses	2	344
Equity method dividends received	4	5
Equity (earnings) losses, net	(49)	31
Periodic pension (income) expense, net	(28)	11
Other, net	25	166
Changes in current assets and liabilities
Accounts and notes receivable	(186)	(107)
Contract assets	(83)	(33)
Inventories	93	60
Accounts payable and accrued liabilities	68	(31)
Interest payable	15	(12)
Other	17	23
Cash Provided By (Used For) Operations	512	649
Investment Activities
Invested in capital projects, net of insurance recoveries	(89)	(286)
Acquisitions, net of cash acquired	(61)	—
Proceeds from sales of equity method investments	397	250
Proceeds from sales of businesses, net of cash divested	11	—
Proceeds from sale of fixed assets	—	1
Cash Provided By (Used For) Investment Activities	258	(35)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(155)	(41)
Issuance of debt	2	560
Reduction of debt	(111)	(136)
Change in book overdrafts	(19)	(9)
Dividends paid	(202)	(202)
Net debt tender premiums paid	(19)	(7)
Cash Provided By (Used For) Financing Activities	(504)	165
Cash Included in Assets Held for Sale	(54)	(9)
Effect of Exchange Rate Changes on Cash	(20)	(42)
Change in Cash and Temporary Investments	192	728
Cash and Temporary Investments
Beginning of period	595	511
End of period	$787	$1,239

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s (International Paper’s, the Company’s or our) financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which have previously been filed with the Securities and Exchange Commission.

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since that time, most of our manufacturing and converting facilities have remained open and operational during the pandemic.

We have seen a mixed impact on demand for our products. Demand for printing papers products was significantly impacted by the pandemic, although demand recovered a bit in the first quarter of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but our operations in Industrial Packaging experienced higher supply chain costs due to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus including new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy, availability and efficiency of the distribution of various vaccines; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 has significantly adversely affected portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

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

	Three Months Ended March 31, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,257	$483	$363	$47	$4,150
EMEA	491	70	263	(3)	821
Pacific Rim and Asia	18	28	9	4	59
Americas, other than U.S.	187	—	146	—	333
Total	$3,953	$581	$781	$48	$5,363

Operating Segments
North American Industrial Packaging	$3,485	$—	$—	$—	$3,485
EMEA Industrial Packaging	396	—	—	—	396
European Coated Paperboard	98	—	—	—	98
Global Cellulose Fibers	—	581	—	—	581
North American Printing Papers	—	—	366	—	366
Brazilian Papers	—	—	168	—	168
European Papers	—	—	250	—	250
Intra-segment Eliminations	(26)	—	(3)	—	(29)
Corporate & Inter-segment Sales	—	—	—	48	48
Total	$3,953	$581	$781	$48	$5,363
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,130	$494	$444	$58	$4,126
EMEA	440	56	302	(2)	796
Pacific Rim and Asia	12	18	8	3	41
Americas, other than U.S.	237	—	154	(2)	389
Total	$3,819	$568	$908	$57	$5,352

Operating Segments
North American Industrial Packaging	$3,355	$—	$—	$—	$3,355
EMEA Industrial Packaging	350	—	—	—	350
Brazilian Industrial Packaging	54	—	—	—	54
European Coated Paperboard	92	—	—	—	92
Global Cellulose Fibers	—	568	—	—	568
North American Printing Papers	—	—	446	—	446
Brazilian Papers	—	—	176	—	176
European Papers	—	—	287	—	287
Intra-segment Eliminations	(32)	—	(1)	—	(33)
Corporate & Inter-segment Sales	—	—	—	57	57
Total	$3,819	$568	$908	$57	$5,352
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $41 million and $31 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive pre-payment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2021 and 2020 is provided below:

	Three Months Ended March 31, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	(58)	—	—	(84)	26	—	26
Repurchase of stock	—	—	—	—	155	(155)	—	(155)
Common stock dividends $0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Transactions of equity method investees	—	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	349	(111)	—	238	(1)	237
Ending Balance, March 31	$449	$6,267	$8,214	$(4,453)	$2,719	$7,758	$13	$7,771

	Three Months Ended March 31, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(51)	—	—	(92)	41	—	41
Repurchase of stock	—	—	—	—	41	(41)	—	(41)
Common stock dividends ($0.5125 per share)	—	—	(203)	—	—	(203)	—	(203)
Transactions of equity method investees	—	6	—	—	—	6	—	6
Comprehensive income (loss)	—	—	(141)	(516)	—	(657)	(1)	(658)
Ending Balance, March 31	$449	$6,252	$8,062	$(5,255)	$2,651	$6,857	$4	$6,861

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
In millions	2021	2020
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,880)	$(2,277)
Amounts reclassified from accumulated other comprehensive income	34	46
Balance at end of period	(1,846)	(2,231)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,457)	(2,465)
Other comprehensive income (loss) before reclassifications	(143)	(544)
Other comprehensive income (loss) attributable to noncontrolling interest	1	1
Balance at end of period	(2,599)	(3,008)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(5)	3
Other comprehensive income (loss) before reclassifications	(6)	(30)
Amounts reclassified from accumulated other comprehensive income	3	11
Balance at end of period	(8)	(16)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,453)	$(5,255)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2021 and 2020:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2021	2020
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(5)	(a)	Non-operating pension expense
Actuarial gains (losses)	(40)	(56)	(a)	Non-operating pension expense
Total pre-tax amount	(46)	(61)
Tax (expense) benefit	12	15
Total, net of tax	(34)	(46)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	(4)	(17)	(b)	Cost of products sold
Total pre-tax amount	(4)	(17)
Tax (expense)/benefit	1	6
Net of tax	(3)	(11)
Total reclassifications for the period	$(37)	$(57)

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

	Three Months Ended March 31,
In millions, except per share amounts	2021	2020
Earnings (loss) attributable to International Paper Company common shareholders	$349	$(141)
Weighted average common shares outstanding	392.8	392.6
Effect of dilutive securities (a)
Restricted performance share plan	2.0	—
Weighted average common shares outstanding – assuming dilution	394.8	392.6
Basic earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.89	$(0.36)
Diluted earnings (loss) per share attributable to International Paper Company Common Shareholders	$0.88	$(0.36)

(a) Securities are not included in the table in periods when antidilutive

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2021: During the three months ended March 31, 2021, the Company recorded an $18 million pre-tax charge in Corporate related to early debt extinguishment costs and a $12 million pre-tax charge in the Industrial Packaging segment for severance related to the optimization of our EMEA Packaging business. The majority of the severance is expected to be paid over the next twelve months.

2020: During the three months ended March 31, 2020, the Company recorded an $8 million pre-tax charge in Corporate related to early debt extinguishment costs.

NOTE 8 - ACQUISITIONS

2021: On April 1, 2021, the Company acquired two box plants in Spain for an aggregate purchase price of €72 million (approximately $85 million based on the March 31, 2021 exchange rate), subject to final working capital and net debt adjustments. Prior to March 31, 2021, the Company made initial down payments on these acquisitions totaling $56 million, which is included in Acquisitions, net of cash acquired in the condensed consolidated stateme nt of cash flows as of March 31, 2021.

In April 2021, the Company received a noncontrolling interest in a U.S-based corrugated packaging producer. In the second quarter, the Company expects to record its investment of $115 million based on the preliminary fair value of the noncontrolling interest, and a corresponding contract liability that is expected to be amortized over 15 years. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company will account for its interest as an equity method investment.

2020: In May 2020, the Company increased its noncontrolling interest in an entity that produces corrugated sheets. The equity purchase price was $56 million. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company is accounting for its interest as an equity method investment.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Kwidzyn Mill

2021: On February 12, 2021, the Company entered into an agreement to sell our Kwidzyn, Poland mill for €670 million (approximately $786 million using the March 31, 2021 exchange rate) in cash, subject to final working capital and net debt adjustments. The business includes the pulp and paper mill in Kwidzyn and supporting functions. The transaction is expected to close in the second half of 2021, subject to customary closing conditions and regulatory approvals.

At March 31, 2021, all assets and liabilities related to the Kwidzyn mill are classified as current assets held for sale and current liabilities held for sale in the accompanying condensed consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of this business reconciled to Assets held for sale and Liabilities held for sale in the accompanying condensed consolidated balance sheet.

In millions	March 31, 2021
Cash and temporary investments	$54
Accounts and notes receivable	41
Inventories	75
Other current assets	9
Plants, properties and equipment	271
Goodwill	56
Right of use assets	38
Deferred charges and other assets	14
Total Assets Held for Sale	558
Accounts payable and accrued liabilities	$57
Other current liabilities	14
Deferred income taxes	22
Long-term lease obligations	35
Other liabilities	16
Total Liabilities Held for Sale	144

Printing Papers Spinoff

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

Olmuksan International Paper

On January 5, 2021, the Company announced that it had entered into an agreement with Mondi Group to sell its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey, for €66 million (approximately $78 million using the March 31, 2021 exchange rate). The transaction is expected to be completed in the second quarter of 2021, subject to customary closing conditions and regulatory approvals.

In conjunction with the announced agreement in the fourth quarter of 2020, a determination was made that the current book value of the Olmuksan International Paper disposal group exceeded its estimated fair value of $79 million which was based on the agreed upon transaction price. As a result, a preliminary charge of $123 million (before and after taxes) was recorded during the fourth quarter of 2020. During the first quarter of 2021, the Company recorded an additional charge of $2 million (before and after taxes) related to the cumulative foreign currency translation loss. This charge is included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Industrial Packaging segment.

At March 31, 2021, all assets and liabilities related to Olmuksan International Paper are classified as current assets held for sale and current liabilities held for sale in the accompanying consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of Olmuksan International Paper reconciled to total Assets held for sale and total Liabilities held for sale in the accompanying consolidated balance sheet.

In millions	March 31, 2021
Cash and temporary investments	$2
Accounts and notes receivable	71
Inventories	13
Other current assets	5
Plants, properties and equipment (net of impairment)	34
Goodwill	6
Deferred charges and other assets	6
Total Assets Held for Sale	137
Accounts payable and accrued liabilities	36
Other current liabilities	24
Deferred income taxes	1
Other liabilities	4
Impairment reserve	125
Total Liabilities Held for Sale	190

Brazil Industrial Packaging

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

In conjunction with the announced agreement, net pre-tax charges of $347 million ($340 million after taxes) were recorded in 2020. These charges included $327 million related to the cumulative foreign currency translation loss and a $20 million loss related to the write down of the long-lived assets of the Brazilian Industrial Packaging business to their estimated fair value. These charges are included in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations and are included in the results for the Industrial Packaging segment.

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $491 million and $358 million at March 31, 2021 and December 31, 2020, respectively.
Accounts and Notes Receivable

In millions	March 31, 2021	December 31, 2020
Accounts and notes receivable, net:
Trade	$2,873	$2,776
Other	469	288
Total	$3,342	$3,064

The allowance for expected credit losses was $70 million and $76 million at March 31, 2021 and December 31, 2020, respectively. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	March 31, 2021	December 31, 2020
Raw materials	$214	$268
Finished pulp, paper and packaging	993	1,091
Operating supplies	571	627
Other	50	64
Total	$1,828	$2,050

Plants, Properties and Equipment

Accumulated depreciation was $20.7 billion and $21.4 billion at March 31, 2021 and December 31, 2020, respectively. Depreciation expense was $294 million and $309 million for the three months ended March 31, 2021 and 2020, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $40 million and $41 million at March 31, 2021 and December 31, 2020, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $2 million received during the three months ended March 31, 2021 and $30 million received during the three months ended March 31, 2020.

Interest

Interest payments made during the three months ended March 31, 2021 and 2020 were $112 million and $184 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Interest expense	$124	$163
Interest income	32	46
Capitalized interest costs	2	9

Asset Retirement Obligations

The Company had recorded liabilities of $113 million and $116 million related to asset retirement obligations at March 31, 2021 and December 31, 2020, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 33 years. Total lease cost was $72 million and $67 million for the three months ended March 31, 2021 and 2020.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$415	$459
Finance lease assets	Plants, properties and equipment, net (a)	93	95
Total leased assets		$508	$554
Liabilities
Current
Operating	Other current liabilities	$143	$148
Finance	Notes payable and current maturities of long-term debt	12	13
Noncurrent
Operating	Long-term lease obligations	276	315
Finance	Long-term debt	80	82
Total lease liabilities		$511	$558
(a)Finance leases are recorded net of accumulated amortization of $55 million and $53 million as of March 31, 2021 and December 31, 2020, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

Graphic Packaging International Partners, LLC

The Company completed the transfer of its North American Consumer Packaging business in exchange for an initial 20.5% ownership interest (79,911,511 units) in Graphic Packaging International Partners, LLC (GPIP) in 2018. On January 29, 2020, the Company exchanged 15,150,784 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in a pre-tax gain of $33 million ($25 million after taxes) which was recorded in the first quarter of 2020. On August 7, 2020, the Company exchanged 17,399,414 units of the aggregate units owned by the Company for an aggregated price of $250 million, resulting in an immaterial gain which was recorded in the third quarter of 2020. On February 16, 2021, the Company exchanged 15,307,000 units of the aggregate units owned by the Company for 15,307,000 shares of Graphic Packaging stock. The Company sold the shares in open market transactions for approximately $247 million. Additionally, on February 16, 2021, the Company exchanged 9,281,316 units of the aggregate units owned by the Company for an aggregated price of $150 million. These transactions resulted in a pre-tax gain of $74 million ($56 million after taxes) which was recorded in the first quarter of 2021 and are comprised of a pre-tax gain of $33 million related to the units and shares transactions and a pre-tax gain of $41 million related to the 2018 Tax Receivable Agreement ("TRA") with GPIP. The TRA entitles the Company to 50% of the amount of any tax benefits projected to be realized by GPIP upon the Company's exchange of its units. This amount is recorded in other receivables and is expected to be received within the next 12 months. Additional exchanges of our units will most likely result in additional gains being recognized related to this TRA, but the timing and amounts of those gains are dependent upon the timing of future exchanges.

As of March 31, 2021, the Company's ownership interest in GPIP was 7.4%. The Company recorded equity earnings of $1 million and $7 million for the three months ended March 31, 2021 and 2020, respectively. The Company received cash dividends from GPIP of $4 million and $5 million during the first three months of 2021 and 2020, respectively. The Company's investment in GPIP was $336 million and $702 million at March 31, 2021 and December 31, 2020, respectively, which was $167 million and $345 million, respectively, more than the Company's proportionate share of the entity's underlying net assets. The difference primarily relates to the basis difference between the fair value of our investment and the underlying net assets, and is generally amortized in equity earnings over a period consistent with the underlying long-lived assets. The Company is party to various agreements with GPI under which it sells fiber and other products to GPI. Sales under these agreements were $56 million and $70 million for the three months ended March 31, 2021 and 2020, respectively.

Summarized financial information for GPIP is presented in the following tables:

Balance Sheet

In millions	March 31, 2021	December 31, 2020
Current assets	$1,904	$2,011
Noncurrent assets	5,835	5,784
Current liabilities	1,241	1,827
Noncurrent liabilities	4,224	3,594

Income Statement

	Three Months Ended March 31,
In millions	2021	2020
Net sales	$1,649	$1,599
Gross profit	249	321
Income (loss) from continuing operations	77	(24)
Net income (loss)	77	(24)

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $49 million and $(35) million for the three months ended March 31, 2021 and 2020, respectively. Equity earnings (losses) included an after-tax foreign exchange loss of $2 million and $51 million for the three months ended March 31, 2021 and 2020, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. At March 31, 2021 and December 31, 2020, the Company's investment in Ilim was $291 million and $393 million, respectively, which was $125 million and $127 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $41 million and $51 million for the three months ended March 31, 2021 and 2020, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	March 31, 2021	December 31, 2020
Current assets	$925	$739
Noncurrent assets	2,737	2,733
Current liabilities	856	674
Noncurrent liabilities	2,456	2,249
Noncontrolling interests	19	17

Income Statement

	Three Months Ended March 31,
In millions	2021	2020
Net sales	$531	$482
Gross profit	248	195
Income (loss) from continuing operations	103	(61)
Net income (loss)	100	(58)

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-months ended March 31, 2021:

In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers		Total
Balance as of January 1, 2021
Goodwill	$3,410	$52	$1,966		$5,428
Accumulated impairment losses	(296)	(52)	(1,765)		(2,113)
	3,114	—	201		3,315
Currency translation and other (a)	(3)	—	(14)		(17)
Goodwill additions/reductions	—	—	(56)	(b)	(56)
Accumulated impairment loss additions / reductions	—	—	—		—
Balance as of March 31, 2021
Goodwill	3,407	52	1,896		5,355
Accumulated impairment losses	(296)	(52)	(1,765)		(2,113)
Total	$3,111	$—	$131		$3,242

(a)Represents the effects of foreign currency translations.
(b)Represents Kwidzyn held for sale in EMEA.

Other Intangibles

Identifiable intangible assets comprised the following:

	March 31, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$535	$296	$239	$542	$294	$248
Tradenames, patents and trademarks, and developed technology	170	120	50	170	117	53
Land and water rights	8	2	6	8	2	6
Software	17	17	—	25	24	1
Other	15	11	4	19	10	9
Total	$745	$446	$299	$764	$447	$317

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2021	2020
Amortization expense related to intangible assets	$12	$10

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $17 million and $16 million for the three months ended March 31, 2021 and 2020, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $105 million in tax, and $338 million in interest, penalties, and fees as of March 31, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $189 million ($198 million undiscounted) in the aggregate as of March 31, 2021. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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

In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under which NCR would make payments of more than $100 million and perform work in Operable Unit 5, Areas 2, 3, and 4 at an estimated cost of $135.7 million. In December 2020, the Federal District Court approved the proposed consent decree.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. The Company appeal is pending.
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
To this end, in April 2018, the PRPs entered into an Administrative Order on Consent (AOC) with the EPA, agreeing to work together to develop the remedial design for the northern impoundment. That remedial design work is ongoing. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity.
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
Although several key technical issues have been resolved, we still face significant challenges remediating the northern impoundment in a cost-efficient manner and without a release to the environment and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. We have submitted the Final Design Package for the southern impoundment to EPA, and EPA approval of this plan is anticipated shortly. We are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability; however, we believe it is unlikely any adjustment would be material.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of March 31, 2021, the Company's total recorded liability with respect to pending and future asbestos-related claims was $114 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe additional material losses are probable.

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

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. We have determined that any related federal VAT refunds should be recognized when they are both probable and reasonably estimable. Based upon the best information available to us, we have determined that the amount of refund that is probable of being realized is limited to that determined by the tax authorities' narrow interpretation, for which we have recognized a receivable of $11 million as of March 31, 2021. It is possible that future court decisions and guidance from the tax authorities could expand the scope of the federal VAT refunds.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2021, the fair value of the Timber Notes and Extension Loans was $4.9 billion and $4.2 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Timber Notes of $4.8 billion mature in August 2021. The Extension Loans of $4.2 billion were extended in the fourth quarter of 2020 to extend the maturity dates to August 2021. The Timber Notes and Extension Loans are shown in Current nonrecourse financial assets of variable interest entities and Current nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet. We will settle the third-party loans at their maturity in August 2021 with the proceeds from the installment notes which also mature in August 2021 resulting in expected cash proceeds of approximately $0.6 billion representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure is expected to result in a $75 million cash tax payment in 2021.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2021	2020
Revenue (a)	$24	$24
Expense (a)	13	32
Cash receipts (b)	47	47
Cash payments (c)	14	64

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of March 31, 2021, the fair value of the Timber Notes and Extension Loans was $2.3 billion and $2.1 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2021	2020
Revenue (a)	$7	$16
Expense (b)	6	16
Cash receipts (c)	2	12
Cash payments (d)	4	15

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million for both of the three months ended March 31, 2021 and 2020 of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million for both the three months ended March 31, 2021 and 2020, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2021, the Company had no borrowings outstanding under the program.

At March 31, 2021, International Paper’s credit facilities totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility that expires in December 2022. The liquidity facilities also include up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program. In February of 2021 after considering the Company’s liquidity position in relation to COVID-19 and the current macroeconomic environment, the Company amended the receivable securitization program from a committed financing arrangement to an uncommitted financing arrangement. The borrowing limit of up to $550 million based on eligible receivables balances and the expiration date in April 2022 remained unchanged from the previous agreement. At March 31, 2021, there were no borrowings under either the bank facility or receivables securitization program.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augmented the Company's access to liquidity due to the macroeconomic conditions related to COVID-19 and supplemented the Company's $1.5 billion credit agreement. After considering the Company’s liquidity position in relation to COVID-19 and the current macroeconomic environment, the company determined not to extend the $750 million credit agreement after its expiration on March 24, 2021.

The Company’s early debt reductions in the first quarter of 2021 were open market repurchases of approximately $107 million related to debt with interest rates ranging from 3.00% to 4.80% and maturities dates from 2027 to 2048.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2021, we were in compliance with our debt covenants.

At March 31, 2021, the fair value of International Paper’s $8.0 billion of debt was approximately $9.6 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2021	December 31, 2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (USD)	$112	$85
Foreign exchange contracts (EUR)	192	187
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts (EUR)	670	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.2	0.2

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(6)	$(30)
Total	$(6)	$(30)
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$17	$—
Interest rate contracts	—	20
Total	$17	$20

During the next 12 months, the amount of the March 31, 2021 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $5 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(3)	$(11)	Cost of products sold
Total	$(3)	$(11)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2021	2020
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$38	Interest expense, net
Debt	—	(38)	Interest expense, net
Total	$—	$—
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$2	$(3)	Cost of products sold
Total	$2	$(3)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$3		$5		$13		$8
Foreign exchange contracts - net investment	28		—		—		—
Total derivatives designated as hedging instruments	31		5		13		8
Derivatives not designated as hedging instruments
Electricity contract	1		—		—		1
Total derivatives not designated as hedging instruments	1		—		—		1
Total derivatives	$32	(a)	$5	(a)	$13	(b)	$9	(c)

(a)Included in Other current assets in the accompanying consolidated balance sheet.
(b)Includes $11 million recorded in Other current liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(c)Includes $7 million recorded in Other current liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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
Net periodic pension (income) expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2021	2020
Service cost	$27	$20
Interest cost	83	98
Expected return on plan assets	(183)	(167)
Actuarial loss	39	55
Amortization of prior service cost	6	5
Net periodic pension (income) expense	$(28)	$11

The components of net periodic pension (income) expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2021 or 2020. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2021.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2021, 7.2 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Total stock-based compensation expense (selling and administrative)	$14	$26
Income tax benefits related to stock-based compensation	17	17

At March 31, 2021, $125 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.2 years.

Performance Share Plan

During the first three months of 2021, the Company granted 2.0 million performance units at an average grant date fair value of $53.15.

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

Net sales by business segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Industrial Packaging	$3,953	$3,819
Global Cellulose Fibers	581	568
Printing Papers	781	908
Corporate and Intersegment Sales	48	57
Net Sales	$5,363	$5,352

Operating profit (loss) by business segment for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Industrial Packaging	$447	$470
Global Cellulose Fibers	(82)	(54)
Printing Papers	80	96
Business Segment Operating Profits	$445	$512

Earnings (loss) before income taxes and equity earnings	$399	$(16)
Interest expense, net	92	117
Noncontrolling interests adjustment	(1)	—
Corporate expenses, net	25	32
Corporate net special items	(31)	33
Business net special items	14	352
Non-operating pension expense (income)	(53)	(6)
Business Segment Operating Profits	$445	$512

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly in "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report.
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $349 million ($0.88 per diluted share) in the first quarter of 2021, compared with $153 million ($0.39 per diluted share) in the fourth quarter of 2020 and $(141) million ($(0.36) per diluted share) in the first quarter of 2020. International Paper generated Adjusted Operating Earnings Attributable to International Paper Common Shareholders (a non-GAAP measure defined below) of $299 million ($0.76 per diluted share) in the first quarter of 2021, compared with $296 million ($0.75 per diluted share) in the fourth quarter of 2020 and $226 million ($0.57 per diluted share) in the first quarter of 2020.

During the first quarter 2021, International Paper delivered solid earnings and strong cash generation. Our mill and converting system performed well to mitigate the significant impact of the winter storm and support strong customer demand across all our packaging channels. The winter storm in the United States impacted pre-tax earnings by $80 million, primarily affecting operations and input costs. Input costs and transportation were a headwind in the first quarter, especially for energy which was impacted by the duration of the severe cold temperatures in the southern United States. Momentum continued to build in the first quarter across our three businesses with very strong demand for corrugated packaging and containerboard and solid demand for absorbent pulp. In our Printing Papers business, we saw an improved supply/demand backdrop in all of our key geographies. Our performance again demonstrates the agility and resilience of International Paper to perform well across many different circumstances. Additionally, we made solid progress on the spin-off of our Printing Papers business which we expect to complete late in the third quarter.

Comparing our performance in the first quarter 2021 to the fourth quarter 2020, price and mix increased significantly, driven by price realization of our prior period price increases in our North American Industrial Packaging and Global Cellulose Fibers businesses. Volumes were essentially flat compared to the fourth quarter 2020, as strong demand for corrugated packaging and pulp was offset by a seasonal decline in demand in our Brazil Printing Papers business. Operations and costs were favorable as our mills and converting plants performed well, which partly mitigated the impact of the winter storm in the first quarter 2021. Planned maintenance outage costs increased sequentially, driven by higher planned maintenance in our North American Industrial Packaging and North American Printing Papers businesses. Input costs were unfavorable driven by higher energy and chemicals costs. Overall, we’re seeing higher costs for recovered fiber, energy, chemicals and distribution, which we expect to continue in the second quarter 2021. Additionally, transportation conditions are challenging and we’re experiencing significant rail, truck and ocean transportation congestion. Equity earnings decreased from the fourth quarter 2020 primarily due to lower earnings from our Graphic Packaging investment, which reflects our lower ownership interest following our first quarter 2021 monetization. Subsequent to the first quarter, we received a $144 million cash dividend from our Ilim joint venture interest.

Looking ahead to the second quarter 2021, as compared to the first quarter of 2021, in our Industrial Packaging business, we expect higher price and mix on the flow-through of our March 2021 price increase in North America. Volume is expected to decrease modestly on lower seasonal demand in Morocco and Spain. Operations and costs are expected to improve due to the non-repeat of winter storm costs in the first quarter 2021, partially offset by higher incentive compensation accruals related to a stronger outlook in 2021. Maintenance outage expense is expected to be higher. Input costs are also expected to be higher driven by higher recovered fiber costs, energy, raw materials and distribution costs. In our Global Cellulose Fibers business, we expect price and mix to improve significantly on price realization of our prior period increases. Volume is expected to be flat sequentially. Maintenance outage expenses are expected to decrease and input costs are expected to be stable. In our Printing Papers business, we expect price and mix to increase. Volume is expected to be essentially flat to the prior quarter. Operations and costs are expected to lower earnings mostly due to the non-repeat of a favorable foreign currency gain in Brazil in the first quarter 2021. Maintenance outage expenses are expected to increase and input costs are expected to rise moderately.

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Since that time, most of our manufacturing and converting facilities have remained open and operational during the pandemic.

We have seen a mixed impact on demand for our products. Demand for printing papers products was significantly impacted by the pandemic, although demand recovered a bit in the first quarter of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted by COVID-19 to date, but our operations in Industrial Packaging experienced higher supply chain costs due to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of the virus including new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy, availability and efficiency of the distribution of various vaccines; and the ongoing impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 has significantly adversely affected portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows, particularly if negative global economic conditions persist for a significant period of time or deteriorate.

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

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders. Additional detail is provided later in this Form 10-Q regarding the net special items referenced in the charts below.

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2021	2020	2020
Net Earnings (Loss) Attributable to International Paper Company	$349	$(141)	$153
Add Back - Non-operating pension expense (income)	(53)	(6)	(10)
Add Back - Net special items expense (income)	(17)	384	201
Income tax effect - Non-operating pension and net special items expense	20	(11)	(48)
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$299	$226	$296

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2021	2020	2020
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.88	$(0.36)	$0.39
Add Back - Non-operating pension expense (income) per share	(0.13)	(0.01)	(0.03)
Add Back - Net special items expense (income) per share	(0.04)	0.97	0.51
Income tax effect per share - Non-operating pension and net special items expense	0.05	(0.03)	(0.12)
Adjusted Operating Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$0.76	$0.57	$0.75

Cash provided by operations totaled $512 million and $649 million for the first three months of 2021 and 2020, respectively. The Company generated free cash flow of approximately $423 million and $363 million in the first three months of 2021 and 2020, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2021	2020
Cash provided by operations	$512	$649
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(89)	(286)
Free Cash Flow	$423	$363

The non-GAAP financial measures presented in this Form 10-Q as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.

RESULTS OF OPERATIONS
For the first quarter of 2021, International Paper Company reported net sales of $5.4 billion, compared with $5.2 billion in the fourth quarter of 2020 and $5.4 billion in the first quarter of 2020.
Net earnings (loss) attributable to International Paper totaled $349 million, or $0.88 per diluted share, in the first quarter of 2021. This compared with $153 million, or $0.39 per diluted share, in the fourth quarter of 2020 and $(141) million, or $(0.36) per diluted share, in the first quarter of 2020.

Net Earnings (Loss) Attributable to International Paper Company (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$153
$108
($8)
$41
($64)
($43)
($30)
($15)
$5
$9
$161
$32
$349
Q4 2020
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2021

Compared with the fourth quarter of 2020, earnings benefited from higher average sales prices net of an unfavorable mix ($108 million), lower operating costs ($41 million), lower net interest expense ($5 million), lower tax expense ($9 million) and lower non-operating pension expense ($32 million). These benefits were offset by lower sales volumes ($8 million), higher raw material and freight costs ($64 million), higher mill maintenance outage costs ($43 million) and higher corporate and other items ($30 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $15 million lower than in the fourth quarter of 2020. Net special items in the first quarter of 2021 were a gain of $10 million compared with a loss of $151 million in the fourth quarter of 2020.

Compared with the first quarter of 2020, the first quarter of 2021 reflects higher average sales prices and a favorable mix ($106 million), lower corporate and other costs ($6 million), lower net interest expense ($18 million), lower tax expense ($16 million) and lower non-operating pension expense ($35 million). These benefits were offset by lower sales volumes ($10 million), higher operating costs ($45 million), higher raw material and freight costs ($89 million) and higher mill maintenance outage costs ($9 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $80 million higher in the first quarter of 2021 than in the first quarter of 2020. Net special items in the first quarter of 2021 were a gain of $10 million compared with a loss of $372 million in the first quarter of 2020.
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

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2021	2020	2020
Net Earnings (Loss) Attributable to International Paper Company	$349	$(141)	$153
Add back (deduct):
Income tax provision (benefit)	99	94	34
Equity (earnings) loss, net of taxes	(49)	31	(64)
Noncontrolling interests, net of taxes	—	—	—
Earnings (Loss) Before Income Taxes and Equity Earnings	399	(16)	123
Interest expense, net	92	117	99
Noncontrolling interests included in operations	(1)	—	—
Corporate expenses, net	25	32	(16)
Corporate net special items	(31)	33	79
Business net special items	14	352	122
Non-operating pension expense (income)	(53)	(6)	(10)
Adjusted Operating Profit	$445	$512	$397
Business Segment Operating Profit (Loss):
Industrial Packaging	$447	$470	$431
Global Cellulose Fibers	(82)	(54)	(114)
Printing Papers	80	96	80
Total Business Segment Operating Profit	$445	$512	$397

Business Segment Operating Profit

Total business segment operating profits were $445 million in the first quarter of 2021, $397 million in the fourth quarter of 2020 and $512 million in the first quarter of 2020.

Business Segment Operating Profit (in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$397
$147
$(11)
$56
$(86)
$(58)
$445
Q4 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2021

Compared with the fourth quarter of 2020, operating profits benefited from higher average sales prices net of an unfavorable mix ($147 million) and lower operating costs ($56 million). These benefits were offset by lower sales volumes ($11 million), higher raw material and freight costs ($86 million) and higher mill outage costs ($58 million).

Business Segment Operating Profit (in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$512
$148
$(14)
$(63)
$(125)
$(13)
$445
Q1 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2021

Compared with the first quarter of 2020, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($148 million). These benefits were offset by lower sales volumes ($14 million), higher operating costs ($63 million), higher raw material and freight costs ($125 million) and higher mill outage costs ($13 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2021	2020
Industrial Packaging
Corrugated Packaging (b)	2,684	2,624
Containerboard	709	827
Recycling	558	569
Saturated Kraft	45	48
Gypsum/Release Kraft	55	56
Bleached Kraft	7	7
EMEA Packaging (b)	435	441
Brazilian Packaging (b)	—	90
European Coated Paperboard	109	111
Industrial Packaging	4,602	4,773
Global Cellulose Fibers (in thousands of metric tons) (c)	898	901
Printing Papers
U.S. Uncoated Papers	346	415
European and Russian Uncoated Papers	307	360
Brazilian Uncoated Papers	254	240
Printing Papers	907	1,015

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American, European and Brazilian volumes and internal sales to mills.
Income Taxes
An income tax provision of $99 million was recorded for the first quarter of 2021 and the reported effective income tax rate was 25%. Excluding expense of $7 million related to the tax effects of net special items and expense of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 24% for the quarter.
An income tax provision of $34 million was recorded for the fourth quarter of 2020 and the reported effective income tax rate was 28%. Excluding a benefit of $50 million related to the tax effects of net special items and expense of $2 million related to the tax effects of non-operating pension expense, the effective income tax rate was 26% for the quarter.
An income tax provision of $94 million was recorded for the first quarter of 2020 and the reported effective income tax rate was (588)%. Excluding a benefit of $12 million related to the tax effects of net special items and expense of $1 million related to the tax effects of non-operating pension expense, the effective income tax rate was 29% for the quarter.
Interest Expense
Net interest expense was $92 million in the first quarter of 2021, compared with $99 million in the fourth quarter of 2020 and $117 million in the first quarter of 2020.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	March 31,						December 31,
	2021			2020			2020
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$12	$10	(a)	$—	$—		$—	$—
EMEA Packaging impairment - Turkey	2	2	(a)	—	—		123	123	(a)
Brazil Packaging impairment	—	—		344	337	(a)	—	—
Abandoned property removal	—	—		9	7	(b)	—	—
Riverdale mill conversion	—	—		1	1	(c)	—	—
Foreign value-added tax refund accrual	—	—		(2)	(1)	(a)	—	—
Other	—	—		—	—		(1)	(1)	(d)
Business Segments Total	14	12		352	344		122	122
Corporate
Printing Papers spin-off / Build a Better IP	25	20		—	—		9	8
Debt extinguishment costs	18	14		8	6		65	49
Environmental remediation reserve adjustment	—	—		41	31		—	—
India transaction	—	—		17	17		—	—
Gain on sale of portion of equity investment in Graphic Packaging	(74)	(56)		(33)	(25)		—	—
Other	—	—		(1)	(1)		5	4
Corporate Total	(31)	(22)		32	28		79	61
Total net special items	(17)	(10)		384	372		201	183
Non-operating pension expense (income)	(53)	(40)		(6)	(5)		(10)	(8)
Total net special items and non-operating pension expense (income)	$(70)	$(50)		$378	$367		$191	$175

(a) Recorded in the Industrial Packaging segment.
(b) Includes $6 million ($5 million after taxes) recorded in the Industrial Packaging segment and $3 million ($2 million after taxes) recorded in the Global Cellulose Fibers segment.
(c) Recorded in the Printing Papers segment.
(d) Includes income of $5 million ($4 million after taxes) recorded in the Industrial Packaging segment and charges of $4 million ($3 million after taxes) recorded in the Printing Papers segment..

Net special items include the following tax expenses (benefits):

	Three Months Ended
	March 31,		December 31,
In millions	2021	2020	2020
Settlement of tax audits	$—	$—	$(32)
Total	$—	$—	$(32)

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,953	$3,819	$3,813
Operating Profit (Loss)	$447	$470	$431

Industrial Packaging net sales for the first quarter of 2021 were 4% higher compared with the fourth quarter of 2020 and 4% higher compared with the first quarter of 2020. Operating profit was 4% higher in the first quarter of 2021 compared with the fourth quarter of 2020 and 5% lower compared with the first quarter of 2020.

North American Industrial Packaging	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,485	$3,355	$3,371
Operating Profit (Loss)	$395	$437	$396

(a)Includes intra-segment sales of $26 million, $32 million and $22 million for the three months ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.
North American Industrial Packaging sales volumes in the first quarter of 2021 were lower compared to the fourth quarter of 2020, reflecting lower shipments for boxes. Export containerboard sales volumes were stable. Strong demand was more than offset by the winter storm impact in the first quarter of 2021. E-commerce demand continues to be strong and demand in food service segments is improving. Total maintenance and economic downtime was about 53,000 tons higher in the first quarter of 2021 compared with the fourth quarter of 2020, driven by higher maintenance downtime. Average sales margins were significantly higher reflecting higher average sales prices for boxes and export containerboard. Operating costs were higher, as strong operations and cost management were more than offset by winter storm impacts and the non-repeat of favorable one-time items in the fourth quarter of 2020. Planned maintenance downtime costs were $63 million higher in the first quarter of 2021 compared with the fourth quarter of 2020. Input costs were significantly higher, primarily for recovered fiber, energy and distribution. The winter storm negatively impacted earnings by $75 million in the first quarter of 2021.
Compared with the first quarter of 2020, sales volumes were higher in the first quarter of 2021 for boxes and lower for export containerboard and reflect the impact of the winter storm in the first quarter of 2021. The COVID-19 pandemic has had a mixed impact on box demand as strong growth in the e-commerce and shipping and distribution segments is partially offset by food service related segments. Food service related demand is improving but is not at pre-pandemic levels. Total maintenance and economic downtime was about 52,000 tons lower in the first quarter of 2021, primarily driven by lower economic downtime. Export containerboard and box prices were significantly higher reflecting previously announced price increases in late 2020. Operating costs increased, driven by the winter storm. Planned maintenance downtime costs were $17 million higher in the first quarter of 2021 compared with the first quarter of 2020. Input costs were significantly higher driven by recovered fiber and energy.
Entering the second quarter of 2021, sales volumes for boxes and export containerboard are expected to be flat as slightly higher domestic demand is offset by the impact of a high planned maintenance outage quarter and lower exports. Average sales margins are expected to be higher, reflecting previously announced price increases. Operating costs are expected to improve without the impact of the winter storm that occurred in the first quarter of 2021. Planned maintenance downtime costs are expected to be $69 million higher in the second quarter of 2021 compared with the first quarter of 2021. Input costs are expected to be higher primarily for recovered fiber.

EMEA Industrial Packaging	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$396	$350	$364
Operating Profit (Loss)	$26	$10	$20

EMEA Industrial Packaging sales volumes for boxes in the first quarter of 2021 were higher compared with the fourth quarter of 2020 driven by seasonally higher volumes in Morocco. Average sales margins were lower reflecting increased containerboard costs. Operating costs were lower. There were no planned maintenance downtime outages in either the first quarter of 2021 or the fourth quarter of 2020. Input costs were higher, primarily for fiber and energy. Earnings benefited from favorable foreign currency impacts.

Compared with the first quarter of 2020, sales volumes in the first quarter of 2021 were slightly higher, reflecting recovery of the impacts of the COVID-19 pandemic. Average sales margins were lower driven by higher containerboard costs. Operating costs improved reflecting strong operations and cost management. Planned maintenance downtime costs were $1 million lower in the first quarter of 2021 compared with the first quarter of 2020. Input costs were higher. Earnings benefits from favorable foreign currency impacts, primarily in Morocco and Turkey.

Looking ahead to the second quarter of 2021, sales volumes for boxes are expected to be seasonally lower, primarily in Morocco. Average sales margins are expected to be lower. Operating costs are expected to be higher. There are no planned maintenance downtime outages in the second quarter of 2021. Input costs are expected to be higher, primarily for fiber.

Brazilian Industrial Packaging	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$—	$54	$—
Operating Profit (Loss)	$—	$(1)	$—

On March 29, 2020 International Paper announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business. The transaction closed October 14, 2020.

European Coated Paperboard	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$98	$92	$100
Operating Profit (Loss)	$26	$24	$15

European Coated Paperboard sales volumes in the first quarter of 2021 compared with the fourth quarter of 2020 were higher in both Europe and Russia as demand continued to improve from the initial decline due to the COVID-19 pandemic. Average sales margins were higher in both regions driven by higher average sales prices in Europe and Russia and a favorable mix in Russia. Operating costs were lower in both regions. There were no planned maintenance outages in either the first quarter of 2021 or the fourth quarter of 2020. Input costs were higher in Europe primarily for wood and energy. In Russia, input costs were stable. Earnings were negatively impacted by unfavorable foreign currency impacts in Russia.
Compared with the first quarter of 2020, sales volumes were lower in both regions reflecting the demand impact of the COVID-19 pandemic. Average sales margins were higher in both regions, reflecting higher prices and a favorable mix. Operating costs were lower in both Europe and Russia. There were no planned maintenance outages in either the first quarter of 2021 or the first quarter of 2020. Input costs were higher, primarily for wood and energy in Europe and wood in Russia.
Entering the second quarter of 2021, sales volumes are expected to be lower in both regions. Average sales margins are expected to be stable in both regions. Operating costs are expected to be lower in Europe but higher in Russia. Planned maintenance downtime costs are expected to be $8 million higher in the second quarter of 2021 compared with the first quarter of 2021. Input costs are expected to be higher in Europe primarily for purchased pulp. In Russia, input costs are expected to be stable.
Global Cellulose Fibers

Total Global Cellulose Fibers	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$581	$568	$582
Operating Profit (Loss)	$(82)	$(54)	$(114)

Global Cellulose Fibers net sales in the first quarter of 2021 were flat compared with the fourth quarter of 2020 and 2% higher than in the first quarter of 2020. Operating profit in the first quarter of 2021 improved compared to the fourth quarter of 2020 and was lower compared with the first quarter of 2020.
Sales volumes in the first quarter of 2021 compared with the fourth quarter of 2020 were lower and reflect shipping delays related to port congestion. Total maintenance and economic downtime was about 3,000 tons higher in the first quarter of 2021 compared with the fourth quarter of 2020 due to maintenance downtime. Average sales margins improved, reflecting flow through of previous sales price increases and a favorable product mix. Operating costs were lower as seasonality was more than offset by strong operations and cost management and the non-repeat of unfavorable one-time items in the fourth quarter of 2020. Planned maintenance downtime costs in the first quarter of 2021 were $7 million lower compared with the fourth quarter of 2020. Input costs were higher, primarily for wood and energy.
Compared with the first quarter of 2020, sales volumes in the first quarter of 2021 were lower reflecting shipping delays due to port congestion and higher planned maintenance downtime. The first quarter of 2020 included the initial COVID-19 pandemic demand surge related to customer stocking of absorbent products. Total maintenance and economic downtime was about 19,000 tons higher in the first quarter of 2021, due to maintenance downtime. Average sales prices were significantly higher for both fluff and market pulp. Operating costs were higher reflecting non-repeat one-time benefits in the first quarter of 2020. Planned maintenance downtime costs in the first quarter of 2021 were $17 million higher compared with the first quarter of 2020. Input costs were higher primarily for wood and energy.
Entering the second quarter of 2021, sales volumes are expected to be stable. Average sales margins are expected to be higher. Planned maintenance downtime costs in the second quarter of 2021 are expected to be $10 million lower compared with the first quarter of 2021. Operating costs are expected to be stable. Input costs are expected to be stable.
Printing Papers

Total Printing Papers	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$781	$908	$802
Operating Profit (Loss)	$80	$96	$80

Printing Papers net sales for the first quarter of 2021 were 3% lower than in the fourth quarter of 2020 and 14% lower than in the first quarter of 2020. Operating profit in the first quarter of 2021 was flat compared with the fourth quarter of 2020 and 17% lower compared with the first quarter of 2020.

North American Papers	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$366	$446	$363
Operating Profit (Loss)	$15	$23	$22

North American Papers sales volumes in the first quarter of 2021 were stable compared with the fourth quarter of 2020. Total maintenance and economic downtime was about 25,000 tons lower in the first quarter of 2021 compared with the fourth quarter of 2020 primarily due to lower economic downtime. Average sales margins were stable. Operating costs were flat. Planned maintenance downtime costs were $2 million higher in the first quarter of 2021, compared with the fourth quarter of 2020. Input costs were higher, primarily for wood and energy.
Compared with the first quarter of 2020, sales volumes in the first quarter of 2021 were significantly lower across all grades for uncoated freesheet paper driven by the demand impact of the COVID-19 pandemic. Total maintenance and economic downtime was about 15,000 tons lower in the first quarter of 2021 compared with the first quarter of 2020 primarily due to lower maintenance downtime. Average sales margins were lower, driven by lower average sales prices net of a favorable geographic mix. Operating costs were lower reflecting strong operations and cost management. Planned maintenance downtime costs were $23 million lower in the first quarter of 2021 compared with the first quarter of 2020. Input costs were higher, primarily for energy, freight and chemicals.
Entering the second quarter of 2021, sales volumes are expected to improve. Average sales margins are expected to be higher. Operating costs are expected to be seasonally lower. Planned maintenance downtime costs are expected to be $13 million higher in the second quarter of 2021. Input costs are expected to be stable.

European Papers	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$250	$287	$248
Operating Profit (Loss)	$22	$41	$21

European Papers sales volumes for uncoated freesheet paper in the first quarter of 2021, compared with the fourth quarter of 2020, were seasonally lower in Russia, partially offset by higher sales volumes in Europe. Economic downtime driven by the COVID-19 pandemic demand impact was lower in the first quarter of 2021 compared to the fourth quarter of 2020. Average sales margins for uncoated freesheet paper were lower in both regions, reflecting lower average sales prices and an unfavorable mix. Operating costs were lower in Europe, but higher in Russia. Planned maintenance downtime costs were $1 million lower in the first quarter of 2021 compared to the fourth quarter of 2020. Input costs were higher in Europe, primarily for energy. Input costs were stable in Russia. Earnings benefited from favorable foreign currency impacts primarily in Russia.
Sales volumes for uncoated freesheet paper in the first quarter of 2021 compared with the first quarter of 2020 were lower in both Europe and Russia, reflecting the decline in demand due to the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the first quarter of 2021 driven by the COVID-19 pandemic. Average sales margins for uncoated freesheet paper were lower in both regions reflecting lower average sales prices and an unfavorable mix. Operating costs were lower in both Europe and Russia reflecting strong cost management. Planned maintenance downtime costs were $2 million higher in the first quarter of 2021 compared with the first quarter of 2020. Input costs were higher, primarily for energy in Europe and wood in both regions. Earnings were benefited from favorable foreign currency impacts in Europe, mostly offset by unfavorable foreign currency impacts in Russia.

Looking forward to the second quarter of 2021, sales volumes for uncoated freesheet paper are expected to be stable in both regions. Average sales margins are expected to improve in both regions. Operating costs are expected to be higher in both Europe and Russia. Planned maintenance downtime costs are expected to be $10 million higher in the second quarter of 2021 compared with the first quarter of 2021. Input costs are expected to be higher in both regions, primarily for purchased pulp in Europe and wood and chemicals in both regions.

Brazilian Papers	2021	2020
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$168	$176	$198
Operating Profit (Loss)	$43	$32	$37

(a)Includes intra-segment sales of $3 million, $1 million and $7 million for the three months ended March 31, 2021, March 31, 2020 and December 31, 2020, respectively.
Brazilian Papers sales volumes in the first quarter of 2021, compared with the fourth quarter of 2020, were seasonally lower for both domestic and export shipments of uncoated freesheet paper. Average sales margins improved driven by higher domestic and export sales prices net of an unfavorable geographic mix. Operating costs were lower. Planned maintenance outage downtime costs were $1 million higher in the first quarter of 2021 compared with the fourth quarter of 2020. Input costs were higher primarily for chemicals, packaging and energy. Earnings benefited from favorable foreign currency impacts in the first quarter of 2021 compared with the fourth quarter of 2020.
Compared with the first quarter of 2020, sales volumes for uncoated freesheet paper in the first quarter of 2021 increased in domestic markets as the negative demand impact of the COVID-19 pandemic for cutsize and tablet was more than offset by increased offset volumes. Sales volumes to export markets were lower reflecting the demand impact of the COVID-19 pandemic. Average sales margins were stable reflecting higher average domestic sales prices and a favorable geographic mix mostly offset by lower average export sales prices. Operating costs were lower. Planned maintenance outage expenses were $1 million higher in the first quarter of 2021 compared with the first quarter of 2020. Input costs were higher, primarily for chemicals and packaging.
Entering the second quarter of 2021, sales volumes for uncoated freesheet paper are expected to be higher for domestic shipments and stable for export shipments. Average sales margins are expected to be higher. Operating costs are expected to be stable. Planned maintenance outage expenses are expected to be lower in the second quarter of 2021 compared with the first quarter of 2021. Input costs are expected to be higher.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings (loss), net of taxes, of $49 million in the first quarter of 2021, compared with $53 million in the fourth quarter of 2020 and $(35) million in the first quarter of 2020. In the first quarter of 2021, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was a loss of $2 million, compared with a gain of $22 million in the fourth quarter of 2020.
Compared with the fourth quarter of 2020, sales volumes in the first quarter of 2021 were 15% lower overall, due in part to the Chinese holidays. Sales of softwood pulp and hardwood pulp in China and other export markets were lower, but were partially offset by higher sales of softwood pulp and hardwood pulp in Russia. Average sales margins increased in the first quarter of 2021 reflecting higher sales prices for softwood pulp, hardwood pulp and containerboard in China, Russia and other export markets. Input costs for wood declined due to seasonal factors, but were higher for chemicals and fuel. Maintenance and repair costs were lower.
Sales volumes in the first quarter of 2021 compared with the first quarter of 2020, were relatively flat as lower sales of softwood pulp in China and softwood pulp and hardwood pulp in export markets were offset by higher sales of containerboard in China and other export markets and better sales of softwood pulp and hardwood pulp in Russia. Average sales margins increased reflecting higher sales prices for softwood pulp in China and other export markets and higher sales prices for containerboard in all areas. Input costs for wood, chemicals and energy were higher. Distribution costs were also higher. An after-tax foreign exchange loss of $51 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the first quarter of 2020.

Looking forward to the second quarter of 2021, sales volumes are expected to be higher. Based on pricing to date in the current quarter, average sales margins are projected to increase. Input costs for wood and fuel are expected to be higher. Planned maintenance outages are scheduled at the Koryazhma and Bratsk mills in the second quarter of 2021.
Equity Earnings – GPIP

International Paper recorded equity earnings of $1 million in the first quarter of 2021, compared with $11 million in the fourth quarter of 2020 and $7 million in the first quarter of 2020. As of March 31, 2021, the Company's ownership interest in GPIP was 7.4%.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $512 million for the first three months of 2021, compared with $649 million for the comparable 2020 three-month period.

Investments in capital projects, net of insurance recoveries, totaled $89 million in the first three months of 2021, compared to $286 million in the first three months of 2020. Full-year 2021 capital spending is currently expected to be approximately $800 million, or 61% of depreciation and amortization.

Financing activities for the first three months of 2021 included a $109 million net decrease in debt versus a $424 million net increase in debt during the comparable 2020 three-month period.
Amounts related to early debt extinguishment during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
In millions	2021	2020
Early debt reductions (a)	$107	$72
Pre-tax early debt extinguishment (gain) loss, net	18	8

(a)Reductions related to notes with interest rates ranging from 3.00% to 4.80% with original maturities from 2027 to 2048 and from 3.00% to 4.40% with original maturities from 2026 to 2048 for the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $27 million in 2021; $198 million in 2022; $361 million in 2023; $152 million in 2024; $209 million in 2025; and $7.0 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2021, the Company held long-term credit ratings of BBB+ (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P1 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At March 31, 2021, International Paper’s credit agreements totaled $2.1 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2021, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2021 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.
In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augmented the Company's access to liquidity due to the macroeconomic conditions related to COVID-19 and supplemented the Company's $1.5 billion credit agreement. After considering the Company’s liquidity position in relation to COVID-19 and the current macroeconomic environment, the company determined not to extend the $750 million credit agreement after its expiration on March 24, 2021.
In addition to the $2.1 billion in credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2021, the Company had no borrowings outstanding under the program.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements for the next 12 months with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. During 2020, management took various actions to further strengthen the Company’s liquidity position in response to the COVID-19 pandemic. This included the Company deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that our credit agreements, commercial paper program, and the actions taken in response to COVID-19 provide us with sufficient liquidity to operate in this uncertain environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.

During the first three months of 2021, International Paper used 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 3.1 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $155 million, including $129 million related to shares repurchased under the Company's repurchase program.

During the first three months of 2020, International Paper used approximately 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 1.2 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $41 million, including $14 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $202 million and $202 million for the first three months of 2021 and 2020, respectively. Dividends were $0.5125 per share and $0.5125 per share for the first three months in 2021 and 2020, respectively.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities hold installment notes of $4.8 billion that mature in August 2021 and third-party loans of $4.2 billion that were extended to mature in August 2021. These third-party loans are shown in Current nonrecourse financial liabilities of variable interest entities on the accompanying consolidated balance sheet. We will settle the third-party loans at their maturity in August 2021 with the proceeds from the installment notes which also mature in August 2021 resulting in expected cash proceeds of approximately $0.6 billion representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure is expected to result in a $75 million cash tax payment in 2021.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interest would be approximately $800 million, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.

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
The Company has included in its 2020 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2021.
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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are often identified by the words “will,” “may,” “should,” “continue,” “anticipate,” “believe,” “expect,” “plan,” “appear,” “project,” “estimate,” “intend” and words of a similar nature. These statements are not guarantees of future performance and reflect management’s current views with respect to future events, which are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the spread of new variants of the virus, the effectiveness and distribution of vaccines, continuing negative global economic conditions arising from the pandemic, impacts of governments’ responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and business partners and consumer preferences and demand, supply chain disruptions, and disruptions in the capital or financial markets; (ii) the level of indebtedness and changes in interest rates; (iii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy and transportation costs, competition International Paper faces, cyclicality and changes in consumer preferences, demand and pricing for International Paper products (including changes resulting from the COVID-19 pandemic); (iv) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in International Paper’s credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of International Paper’s future pension funding obligations, and pension and health care costs; (vi) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (vii) any material disruption at any of International Paper’s manufacturing facilities due to severe weather, natural disasters or other causes (including as the result of the COVID-19 pandemic); (viii) risks inherent in conducting business through joint ventures; (ix) International Paper’s ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions, (x) information technology risks, and (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters (xii) the receipt of regulatory approvals relating to the spin-off transaction without unexpected delays or conditions; (xiii) our ability to successfully separate the SpinCo business (known as Sylvamo Corporation) and realize the anticipated benefits of the spin-off transaction; (xiv) our ability to satisfy any necessary conditions to consummate the spin-off transaction within the estimated timeframes or at all; and (xv) the final terms and conditions of any spin-off transaction, including the amount of any dividend by Sylvamo to us and the terms of any ongoing commercial agreements and arrangements between us and Sylvamo following any such transaction, the costs of any such transaction, the nature and amount of indebtedness incurred by Sylvamo, the qualification of the spin-off transaction as a tax-free transaction for U.S. federal income tax purposes (including whether an IRS ruling will be obtained), diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties, and the impact of any such transaction on the businesses of the Company and Sylvamo and the relationship between the two companies following any such transaction. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in International

Paper’s press releases and U.S. Securities and Exchange Commission filings. In addition, other risks and uncertainties not presently known to International Paper or that it currently believes to be immaterial could affect the accuracy of any forward-looking statements. International Paper undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 38 of International Paper’s 2020 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2020.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference.
ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Part I, Item 1A) other than as discussed below.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2021 - January 31, 2021	5,579	$49.85	—	$1.73
February 1, 2021 - February 28, 2021	2,022,676	48.33	1,464,637	1.66
March 1, 2021 - March 31, 2021	1,095,419	52.27	1,095,355	1.60
Total	3,123,674
(a) 563,682 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program that was approved on September 10, 2013, and increased twice on July 8, 2014, and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $5 billion of shares of our common stock. As of March 31, 2021, approximately $1.60 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 6. EXHIBITS

2.1
Share Purchase Agreement, dated February 12, 2021, by and between International Paper Investments (Luxembourg) S.a.r.l, Mayr-Melnhoff Cartonboard International GmbH, Mayr-Melnhof Karton AG, International Paper (Poland) Holding Sp. Z O.O., and International Paper Company*

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

*    Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

April 30, 2021	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

April 30, 2021	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller