Form 10-Q
period 2021-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2021-07-30
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 23, 2021 was 390,834,614.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales	$5,616	$4,866	$10,979	$10,218
Costs and Expenses
Cost of products sold	3,913	3,427	7,760	7,173
Selling and administrative expenses	460	332	821	750
Depreciation, amortization and cost of timber harvested	306	312	615	635
Distribution expenses	420	365	826	772
Taxes other than payroll and income taxes	45	41	89	85
Restructuring and other charges, net	174	18	204	26
Net (gains) losses on sales and impairments of businesses	(9)	8	(7)	352
Net (gains) losses on sales of equity method investments	(130)	—	(204)	(33)
Interest expense, net	57	116	149	233
Non-operating pension expense (income)	(52)	(14)	(105)	(20)
Earnings (Loss) Before Income Taxes and Equity Earnings	432	261	831	245
Income tax provision (benefit)	102	67	201	161
Equity earnings (loss), net of taxes	104	72	153	41
Net Earnings (Loss)	$434	$266	$783	$125
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	2	—
Net Earnings (Loss) Attributable to International Paper Company	$432	$266	$781	$125
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$1.10	$0.67	$1.99	$0.32
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$1.09	$0.67	$1.96	$0.32
Average Shares of Common Stock Outstanding – assuming dilution	396.8	393.1	397.7	394.0
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Earnings (Loss)	$434	$266	$783	$125
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	36	39	70	85
Pension and postretirement liability adjustments:
Non-U.S. plans	1	—	1	—
Change in cumulative foreign currency translation adjustment	312	57	169	(487)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	13	—	7	(30)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(4)	9	(1)	20
Total Other Comprehensive Income (Loss), Net of Tax	358	105	246	(412)
Comprehensive Income (Loss)	792	371	1,029	(287)
Net (earnings) loss attributable to noncontrolling interests	(2)	—	(2)	—
Other comprehensive (income) loss attributable to noncontrolling interests	1	1	2	2
Comprehensive Income (Loss) Attributable to International Paper Company	$791	$372	$1,029	$(285)
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$706	$595
Accounts and notes receivable, net	3,608	3,064
Contract assets	416	355
Inventories	1,828	2,050
Current financial assets of variable interest entities (Note 16)	4,850	4,850
Assets held for sale	570	138
Other current assets	248	184
Total Current Assets	12,226	11,236
Plants, Properties and Equipment, net	11,553	12,217
Forestlands	327	311
Investments	622	1,178
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,266	2,257
Goodwill	3,317	3,315
Right of Use Assets	399	459
Deferred Charges and Other Assets	738	745
Total Assets	$31,448	$31,718
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$116	$29
Current nonrecourse financial liabilities of variable interest entities (Note 16)	4,220	4,220
Accounts payable	2,565	2,320
Accrued payroll and benefits	460	466
Liabilities held for sale	157	181
Other current liabilities	1,117	1,068
Total Current Liabilities	8,635	8,284
Long-Term Debt	7,073	8,064
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,096	2,092
Deferred Income Taxes	2,764	2,743
Pension Benefit Obligation	889	1,055
Postretirement and Postemployment Benefit Obligation	243	251
Long-Term Lease Obligations	263	315
Other Liabilities	1,131	1,046
Equity
Common stock, $1 par value, 2021 – 448.9 shares and 2020 – 448.9 shares	449	449
Paid-in capital	6,330	6,325
Retained earnings	8,442	8,070
Accumulated other comprehensive loss	(4,094)	(4,342)
	11,127	10,502
Less: Common stock held in treasury, at cost, 2021 – 58.1 shares and 2020 – 55.8 shares	2,775	2,648
Total International Paper Shareholders’ Equity	8,352	7,854
Noncontrolling interests	2	14
Total Equity	8,354	7,868
Total Liabilities and Equity	$31,448	$31,718
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net earnings (loss)	$783	$125
Depreciation, amortization and cost of timber harvested	615	635
Deferred income tax provision (benefit), net	5	12
Restructuring and other charges, net	204	26
Net (gains) losses on sales of equity method investments	(204)	(33)
Net (gains) losses on sales and impairments of businesses	(7)	352
Equity method dividends received	149	151
Equity (earnings) losses, net	(153)	(41)
Periodic pension (income) expense, net	(57)	16
Other, net	71	109
Changes in current assets and liabilities
Accounts and notes receivable	(496)	74
Contract assets	(62)	(11)
Inventories	110	65
Accounts payable and accrued liabilities	367	(37)
Interest payable	(2)	—
Other	(45)	96
Cash Provided By (Used For) Operations	1,278	1,539
Investment Activities
Invested in capital projects, net of insurance recoveries	(222)	(538)
Acquisitions, net of cash acquired	(80)	(64)
Proceeds from sales of equity method investments	800	250
Proceeds from sales of businesses, net of cash divested	90	—
Proceeds from sale of fixed assets	—	3
Other	(2)	15
Cash Provided By (Used For) Investment Activities	586	(334)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(213)	(41)
Issuance of debt	4	579
Reduction of debt	(914)	(917)
Change in book overdrafts	2	(10)
Dividends paid	(403)	(403)
Net debt tender premiums paid	(188)	(25)
Other	(3)	—
Cash Provided By (Used For) Financing Activities	(1,715)	(817)
Cash Included in Assets Held for Sale	(45)	(13)
Effect of Exchange Rate Changes on Cash	7	(39)
Change in Cash and Temporary Investments	111	336
Cash and Temporary Investments
Beginning of period	595	511
End of period	$706	$847

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

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. In addition, most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational.

The pandemic has had a mixed impact on demand for our products. Demand for printing papers products initially was significantly impacted by the pandemic, but has seen a steady increase over the first half of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted and in some cases has been positively impacted by COVID-19 to date. However, all of our operations have experienced higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy and, availability of various vaccines and associated levels of vaccination, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 has significantly adversely affected portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

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

	Three Months Ended June 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,354	$576	$407	$42	$4,379
EMEA	497	70	270	(2)	835
Pacific Rim and Asia	14	25	8	3	50
Americas, other than U.S.	191	—	161	—	352
Total	$4,056	$671	$846	$43	$5,616

Operating Segments
North American Industrial Packaging	$3,587	$—	$—	$—	$3,587
EMEA Industrial Packaging	394	—	—	—	394
European Coated Paperboard	102	—	—	—	102
Global Cellulose Fibers	—	671	—	—	671
North American Printing Papers	—	—	410	—	410
Brazilian Papers	—	—	189	—	189
European Papers	—	—	255	—	255
Intra-segment Eliminations	(27)	—	(8)	—	(35)
Corporate & Inter-segment Sales	—	—	—	43	43
Total	$4,056	$671	$846	$43	$5,616
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$6,611	$1,059	$770	$89	$8,529
EMEA	988	140	533	(5)	1,656
Pacific Rim and Asia	32	53	17	7	109
Americas, other than U.S.	378	—	307	—	685
Total	$8,009	$1,252	$1,627	$91	$10,979

Operating Segments
North American Industrial Packaging	$7,072	$—	$—	$—	$7,072
EMEA Industrial Packaging	790	—	—	—	790
European Coated Paperboard	200	—	—	—	200
Global Cellulose Fibers	—	1,252	—	—	1,252
North American Printing Papers	—	—	776	—	776
Brazilian Papers	—	—	357	—	357
European Papers	—	—	505	—	505
Intra-segment Eliminations	(53)	—	(11)	—	(64)
Corporate & Inter-segment Sales	—	—	—	91	91
Total	$8,009	$1,252	$1,627	$91	$10,979
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,065	$534	$263	$44	$3,906
EMEA	379	60	219	(6)	652
Pacific Rim and Asia	16	11	6	7	40
Americas, other than U.S.	173	—	95	—	268
Total	$3,633	$605	$583	$45	$4,866

Operating Segments
North American Industrial Packaging	$3,241	$—	$—	$—	$3,241
EMEA Industrial Packaging	297	—	—	—	297
Brazilian Industrial Packaging	42	—	—	—	42
European Coated Paperboard	84	—	—	—	84
Global Cellulose Fibers	—	605	—	—	605
North American Printing Papers	—	—	265	—	265
Brazilian Papers	—	—	108	—	108
European Papers	—	—	209	—	209
Intra-segment Eliminations	(31)	—	1	—	(30)
Corporate & Inter-segment Sales	—	—	—	45	45
Total	$3,633	$605	$583	$45	$4,866
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,195	$1,028	$707	$102	$8,032
EMEA	819	116	521	(8)	1,448
Pacific Rim and Asia	28	29	14	10	81
Americas, other than U.S.	410	—	249	(2)	657
Total	$7,452	$1,173	$1,491	$102	$10,218

Operating Segments
North American Industrial Packaging	$6,596	$—	$—	$—	$6,596
EMEA Industrial Packaging	647	—	—	—	647
Brazilian Industrial Packaging	96	—	—	—	96
European Coated Paperboard	176	—	—	—	176
Global Cellulose Fibers	—	1,173	—	—	1,173
North American Printing Papers	—	—	711	—	711
Brazilian Papers	—	—	284	—	284
European Papers	—	—	496	—	496
Intra-segment Eliminations	(63)	—	—	—	(63)
Corporate & Inter-segment Sales	—	—	—	102	102
Total	$7,452	$1,173	$1,491	$102	$10,218
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $35 million and $31 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 8.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2021 and 2020 is provided below:

	Three Months Ended June 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,267	$8,214	$(4,453)	$2,719	$7,758	$13	$7,771
Issuance of stock for various plans, net	—	44	—	—	(2)	46	—	46
Repurchase of stock	—	—	—	—	58	(58)	—	(58)
Common stock dividends ($0.5125 per share)	—	—	(204)	—	—	(204)	—	(204)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss)	—	—	432	359	—	791	1	792
Ending Balance, June 30	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354

	Six Months Ended June 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	(14)	—	—	(86)	72	—	72
Repurchase of stock	—	—	—	—	213	(213)	—	(213)
Common stock dividends ($1.0250 per share)	—	—	(409)	—	—	(409)	—	(409)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss)	—	—	781	248	—	1,029	—	1,029
Ending Balance, June 30	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354

	Three Months Ended June 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,252	$8,062	$(5,255)	$2,651	$6,857	$4	$6,861
Issuance of stock for various plans, net	—	2	—	—	(2)	4	—	4
Common stock dividends ($0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Transactions of equity method investees	—	29	—	—	—	29	—	29
Comprehensive income (loss)	—	—	266	106	—	372	(1)	371
Ending Balance, June 30	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060

	Six Months Ended June 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(49)	—	—	(94)	45	—	45
Repurchase of stock	—	—	—	—	41	(41)	—	(41)
Common stock dividends ($1.0250 per share)	—	—	(408)	—	—	(408)	—	(408)
Transactions of equity method investees	—	35	—	—	—	35	—	35
Comprehensive income (loss)	—	—	125	(410)	—	(285)	(2)	(287)
Ending Balance, June 30	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,846)	$(2,231)	$(1,880)	$(2,277)
Amounts reclassified from accumulated other comprehensive income	37	39	71	85
Balance at end of period	(1,809)	(2,192)	(1,809)	(2,192)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,599)	(3,008)	(2,457)	(2,465)
Other comprehensive income (loss) before reclassifications	172	57	29	(487)
Amounts reclassified from accumulated other comprehensive income	140	—	140	—
Other comprehensive income (loss) attributable to noncontrolling interest	1	1	2	2
Balance at end of period	(2,286)	(2,950)	(2,286)	(2,950)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(16)	(5)	3
Other comprehensive income (loss) before reclassifications	13	—	7	(30)
Amounts reclassified from accumulated other comprehensive income	(4)	9	(1)	20
Balance at end of period	1	(7)	1	(7)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(4,094)	$(5,149)	$(4,094)	$(5,149)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2021 and 2020:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(5)	$(12)	$(10)	(a)	Non-operating pension expense
Actuarial gains (losses)	(42)	(47)	(82)	(103)	(a)	Non-operating pension expense
Total pre-tax amount	(48)	(52)	(94)	(113)
Tax (expense) benefit	11	13	23	28
Total, net of tax	(37)	(39)	(71)	(85)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	(140)	—	(140)	—		Net (gains) losses on sales and impairments of businesses and Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	(140)	—	(140)	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	6	(14)	2	(31)	(b)	Cost of products sold
Total pre-tax amount	6	(14)	2	(31)
Tax (expense)/benefit	(2)	5	(1)	11
Net of tax	4	(9)	1	(20)
Total reclassifications for the period	$(173)	$(48)	$(210)	$(105)

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2021	2020	2021	2020
Earnings (loss) attributable to International Paper Company common shareholders	$432	$266	$781	$125
Weighted average common shares outstanding	391.5	393.1	392.1	392.9
Effect of dilutive securities (a)
Restricted performance share plan	5.3	—	5.6	1.1
Weighted average common shares outstanding – assuming dilution	396.8	393.1	397.7	394.0
Basic earnings (loss) per share attributable to International Paper Company Common Shareholders	$1.10	$0.67	$1.99	$0.32
Diluted earnings (loss) per share attributable to International Paper Company Common Shareholders	$1.09	$0.67	$1.96	$0.32

(a) Securities are not included in the table in periods when antidilutive

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2021: During the three months ended June 30, 2021, the Company recorded a $170 million pre-tax charge in Corporate related to early debt extinguishment costs and a $4 million pre-tax charge in Corporate for severance. The majority of the severance is expected to be paid over the next twelve months.

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

NOTE 8 - ACQUISITIONS

2021: On April 1, 2021, the Company closed on the previously announced acquisition of two box plants located in Spain. The total purchase consideration, inclusive of working capital adjustments was approximately €71 million (approximately $83 million based on the April 1, 2021 exchange rate), subject to post-closing adjustments.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of April 1, 2021:

In millions
Cash and temporary investments	$5
Accounts and notes receivable	10
Inventories	3
Plants, properties and equipment	18
Goodwill	56
Total assets acquired	92
Short-term debt	3
Accounts payable and accrued liabilities	4
Other current liabilities	1
Deferred income taxes	1
Total liabilities assumed	9
Net assets acquired	$83

Since the date of acquisition, Net sales of $9 million and Earnings (loss) from continuing operations before income taxes and equity earnings of $1 million from the acquired business have been included in the Company's consolidated statement of operations for the three months and year to date ended June 30, 2021.

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

In April 2021, the Company received a noncontrolling interest in a U.S-based corrugated packaging producer. In the second quarter, the Company recorded its investment of $115 million based on the fair value of the noncontrolling interest, and a corresponding contract liability that is amortized over 15 years. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company is accounting for its interest as an equity method investment.

2020: In May 2020, the Company increased its noncontrolling interest in an entity that produces corrugated sheets. The equity purchase price was $56 million. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company is accounting for its interest as an equity method investment.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Olmuksan International Paper

2021: On May 31, 2021, the Company completed the sale of its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey, to Mondi Group for €66 million (approximately $81 million using the May 31, 2021 exchange rate). During the second quarter of 2021, the Company recorded a gain of $6 million ($0 after taxes) related to the business working capital adjustment. This charge is included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and is included in the results for the Industrial Packaging segment.

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

Kwidzyn Mill

2021: On February 12, 2021, the Company entered into an agreement to sell our Kwidzyn, Poland mill for €670 million (approximately $794 million using the June 30, 2021 exchange rate) in cash, subject to final working capital and net debt adjustments. The business includes the pulp and paper mill in Kwidzyn and supporting functions. The transaction is expected to close in the third quarter of 2021, subject to customary closing conditions and regulatory approvals.

At June 30, 2021, all assets and liabilities related to the Kwidzyn mill are classified as current assets held for sale and current liabilities held for sale in the accompanying condensed consolidated balance sheet.

The following summarizes the major classes of assets and liabilities of this business reconciled to Assets held for sale and Liabilities held for sale in the accompanying condensed consolidated balance sheet.

In millions	June 30, 2021
Cash and temporary investments	$45
Accounts and notes receivable	43
Inventories	71
Other current assets	9
Plants, properties and equipment	283
Goodwill	57
Right of use assets	46
Deferred charges and other assets	16
Total Assets Held for Sale	570
Accounts payable and accrued liabilities	$65
Other current liabilities	15
Deferred income taxes	22
Long-term lease obligations	39
Other liabilities	16
Total Liabilities Held for Sale	157

Printing Papers Spinoff

2021: On December 3, 2020, the Company announced a plan to pursue a spin-off of the Company's Printing Papers segment into a standalone, publicly-traded company. The transaction will be implemented through the distribution of shares of the standalone company to International Paper shareholders. International Paper will retain up to 19.9% of the shares of the standalone company at the time of the separation, with the intent to monetize its investment and to provide additional proceeds to the Company. The Company expects the separation to be tax-free for the Company and its shareholders for U.S. federal income tax purposes and plans to complete the spin-off on October 1, 2021, subject to the receipt of required regulatory approvals.

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

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $425 million and $358 million at June 30, 2021 and December 31, 2020, respectively.
Accounts and Notes Receivable

In millions	June 30, 2021	December 31, 2020
Accounts and notes receivable, net:
Trade	$3,156	$2,776
Other	452	288
Total	$3,608	$3,064

The allowance for expected credit losses was $69 million and $76 million at June 30, 2021 and December 31, 2020, respectively. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	June 30, 2021	December 31, 2020
Raw materials	$208	$268
Finished pulp, paper and packaging	996	1,091
Operating supplies	560	627
Other	64	64
Total	$1,828	$2,050

Plants, Properties and Equipment

Accumulated depreciation was $21.0 billion and $21.4 billion at June 30, 2021 and December 31, 2020, respectively. Depreciation expense was $292 million and $293 million for the three months ended June 30, 2021 and 2020, respectively, and $586 million and $602 million for the six months ended June 30, 2021 and 2020, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $38 million and $41 million at June 30, 2021 and December 31, 2020, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $4 million received during the six months ended June 30, 2021 and $30 million received during the six months ended June 30, 2020.

Interest

Interest payments made during the six months ended June 30, 2021 and 2020 were $248 million and $338 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Interest expense	$117	$156	$241	$319
Interest income	60	40	92	86
Capitalized interest costs	3	9	5	18

Asset Retirement Obligations

The Company had recorded liabilities of $127 million and $116 million related to asset retirement obligations at June 30, 2021 and December 31, 2020, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of one year to 32 years. Total lease cost was $71 million and $67 million for the three months ended June 30, 2021 and 2020, respectively, and $143 million and $134 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$399	$459
Finance lease assets	Plants, properties and equipment, net (a)	91	95
Total leased assets		$490	$554
Liabilities
Current
Operating	Other current liabilities	$141	$148
Finance	Notes payable and current maturities of long-term debt	13	13
Noncurrent
Operating	Long-term lease obligations	263	315
Finance	Long-term debt	78	82
Total lease liabilities		$495	$558
(a)Finance leases are recorded net of accumulated amortization of $59 million and $53 million as of June 30, 2021 and December 31, 2020, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

Graphic Packaging International Partners, LLC

The Company completed the transfer of its North American Consumer Packaging business in exchange for an initial 20.5% ownership interest (79,911,591 units) in Graphic Packaging International Partners, LLC (GPIP) in 2018. The Company has since fully monetized its investment in GPIP with transactions beginning in the first quarter 2020 through the second quarter 2021.

GPIP Monetization Transactions

Date	Transaction Type	Units	Proceeds	Pre-tax Gain	After-Tax Gain
In millions except units
2020 First Quarter	Units exchange	15,150,784	$250	$33	$25
2020 Third Quarter	Units exchange	17,399,414	250	—	—
2021 First Quarter	Units exchange and open market sale	24,588,316	397	33	25
2021 First Quarter	TRA (a)			41	31
2021 Second Quarter	Units exchange and open market sale	22,773,077	402	64	48
2021 Second Quarter	TRA (a)			66	50

(a) The TRA entitles the Company to 50% of the amount of any tax benefits projected to be realized by GPIP upon the Company's exchange of its units. This amount is recorded in other receivables and is expected to be received within the next 12 months.

As of June 30, 2021, the Company no longer had an ownership interest in GPIP. The Company recorded equity earnings of $3 million and $11 million for the three months ended June 30, 2021 and 2020, respectively, and $4 million and $18 million for the six months ended June 30, 2021 and 2020, respectively. The Company received cash dividends from GPIP of $5 million and $10 million during the first six months of 2021 and 2020, respectively.

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $101 million and $63 million for the three months ended June 30, 2021 and 2020, respectively, and $150 million and $28 million for the six months ended June 30, 2021 and 2020, respectively. Foreign exchange gains (losses) included in equity earnings for the three months and six months ended June 30, 2021, were not material and JSC Ilim Group had no U.S. dollar-denominated debt outstanding as of June 30, 2021. Equity earnings (losses) for the three months and six months ended June 30, 2020, included an after-tax foreign exchange gain of $34 million and an after-tax foreign exchange loss of $17 million, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. The Company received cash dividends from the joint venture of $144 million and $141 million during the first six months of 2021 and 2020. At June 30, 2021 and December 31, 2020, the Company's investment in Ilim was $425 million and $393 million, respectively, which was $128 million and $127 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. The Company is party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchases, markets and sells paper produced by JSC Ilim Group. Purchases under this agreement were $42 million and $39 million for the three months ended June 30, 2021 and 2020, respectively, and $83 million and $90 million for the six months ended June 30, 2021 and 2020, respectively.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	June 30, 2021	December 31, 2020
Current assets	$815	$739
Noncurrent assets	2,961	2,733
Current liabilities	508	674
Noncurrent liabilities	2,650	2,249
Noncontrolling interests	26	17

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Net sales	$733	$494	$1,264	$976
Gross profit	410	210	658	405
Income (loss) from continuing operations	205	130	308	69
Net income (loss)	199	125	299	67

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-months ended June 30, 2021:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers		Total
Balance as of January 1, 2021
Goodwill	$3,410		$52	$1,966		$5,428
Accumulated impairment losses	(296)		(52)	(1,765)		(2,113)
	3,114		—	201		3,315
Currency translation and other (a)	(2)		—	4		2
Goodwill additions/reductions	58	(b)	—	(58)	(b)	—
Accumulated impairment loss additions / reductions	—		—	—		—
Balance as of June 30, 2021
Goodwill	3,466		52	1,912		5,430
Accumulated impairment losses	(296)		(52)	(1,765)		(2,113)
Total	$3,170		$—	$147		$3,317

(a)Represents the effects of foreign currency translations.
(b)Represents Kwidzyn held for sale and Box Plant acquisitions in EMEA.

Other Intangibles

Identifiable intangible assets comprised the following:

	June 30, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$544	$311	$233	$542	$294	$248
Tradenames, patents and trademarks, and developed technology	170	124	46	170	117	53
Land and water rights	8	2	6	8	2	6
Software	18	17	1	25	24	1
Other	14	10	4	19	10	9
Total	$754	$464	$290	$764	$447	$317

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Amortization expense related to intangible assets	$11	$16	$23	$26

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $185 million and $58 million for the six months ended June 30, 2021 and 2020, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $5 million during the next 12 months.

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by International Paper do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $116 million in tax, and $376 million in interest, penalties, and fees as of June 30, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained. The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $185 million ($194 million undiscounted) in the aggregate as of June 30, 2021. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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
During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality (TCEQ), progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments, the Company reserved the following amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs.
Although several key technical issues have been resolved, we still face significant challenges remediating the northern impoundment in a cost-efficient manner and without a release to the environment and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. We have submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan May 7, 2021. We are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability; however, we believe it is unlikely any adjustment would be material.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of June 30, 2021, the Company's total recorded liability with respect to pending and future asbestos-related claims was $112 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe additional material losses are probable.
Antitrust

Italy: In March 2017, the Italian Competition Authority (ICA) commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary (IP Italy), improperly coordinated the production and sale of corrugated sheets and boxes. On August 6, 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $32 million at current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied on May 25, 2021. However, we continue to believe we have numerous and strong bases to further appeal the decision. However, we continue to believe we have numerous and strong bases to challenge the ICA decision, and we have further appealed the decision to the Italian Council of State.

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us at that time, we determined an estimated refund was probable of being realized. As of March 31, 2021, we had recognized a receivable of $11 million based upon the authorities narrow interpretation. On May 13, 2021, the Brazilian Federal Supreme Court ruled again on the case. The latest ruling provides a much broader definition of the state VAT, which increases the exclusion amount from the Federal VAT calculations. Therefore, we have recognized an additional receivable of $70 million, which brings the total receivable to $81 million as of June 30, 2021. The $70 million of income recognized during the second quarter of 2021 includes income of $42 million in Cost of Products sold and income of $28 million in Interest expense, net in the accompanying condensed consolidated statement of operations. The issue is now considered fully resolved, and no further ruling by either the Brazilian Supreme Court nor the Brazilian tax authorities is expected.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2021, the fair value of the Timber Notes and Extension Loans was $4.9 billion and $4.2 billion, respectively, for the 2015 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

The Timber Notes of $4.8 billion and the Extension Loans of $4.2 billion both mature in August 2021 and are shown in Current nonrecourse financial assets of variable interest entities and Current nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet. We will settle the third-party loans at their maturity in August 2021 with the proceeds from the installment notes which also mature in August 2021 resulting in expected cash proceeds of approximately $0.6 billion representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure is expected to result in a $75 million cash tax payment in the fourth quarter of 2021.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Revenue (a)	$23	$23	$47	$47
Expense (a)	13	32	26	64
Cash receipts (b)	—	—	47	47
Cash payments (c)	—	—	14	64

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of June 30, 2021, the fair value of the Timber Notes and Extension Loans was $2.3 billion and $2.2 billion, respectively, for the 2007 Financing Entities. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Revenue (a)	$6	$12	$13	$28
Expense (b)	6	12	12	28
Cash receipts (c)	1	11	3	23
Cash payments (d)	4	11	8	26

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three months and six months ended June 30, 2021 and 2020, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three months and six months ended June 30, 2021 and 2020, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2021, the Company had no borrowings outstanding under the program.

At June 30, 2021, International Paper’s credit facilities totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility. In June 2021, the Company extended the maturity date of the $1.5 billion credit facility from December 2022 to June 2026. The liquidity facilities also include up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program. In February of 2021, after considering the Company’s liquidity position in relation to the macroeconomic environment at such time, the Company amended the receivable securitization program from a committed financing arrangement to an uncommitted financing arrangement. The borrowing limit of up to $550 million based on eligible receivables balances and the expiration date in April

2022 remained unchanged from the previous agreement. At June 30, 2021, there were no borrowings under either the bank facility or receivables securitization program.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which augmented the Company's access to liquidity due to the macroeconomic conditions related to COVID-19 and supplemented the Company's $1.5 billion credit agreement. After considering the Company’s liquidity position in relation to the macroeconomic environment at such time, the Company determined not to extend the $750 million credit agreement after its expiration on March 24, 2021.

The Company’s early debt reductions in the second quarter of 2021 were a debt tender in June 2021 of approximately $558 million related to debt with interest rates ranging from 4.35% to 4.40% and maturity dates ranging from 2047 to 2048 and open market repurchases of approximately $232 million related to debt with interest rates ranging from 3.00% to 5.15% and maturity dates ranging from 2027 to 2046.

The Company’s early debt reductions in the first quarter of 2021 were open market repurchases of approximately $107 million related to debt with interest rates ranging from 3.00% to 4.80% and maturities dates from 2027 to 2048.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2021, we were in compliance with our debt covenants.

At June 30, 2021, the fair value of International Paper’s $7.2 billion of debt was approximately $9.1 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company, International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2021	December 31, 2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (USD)	$88	$85
Foreign exchange contracts (EUR)	195	187
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts (EUR)	670	—
Foreign exchange contracts (BRL)	600	—
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.1	0.2
Foreign exchange contracts (EUR)	500	—
Foreign exchange contracts (USD)	600	—

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$13	$—	$7	$(30)
Total	$13	$—	$7	$(30)
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$(5)	$—	$12	$—
Interest rate contracts	—	4	—	24
Total	$(5)	$4	$12	$24

During the next 12 months, the amount of the June 30, 2021 AOCI balance, after tax, that is expected to be reclassified to earnings is a gain of $1 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$4	$(9)	$1	$(20)	Cost of products sold
Total	$4	$(9)	$1	$(20)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$—	$—	$38	Interest expense, net
Debt	—	—	—	(38)	Interest expense, net
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	—	1	—	1	Net (gain) losses on sales and impairments of businesses
Total	$—	$1	$—	$1
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$5	$—	$7	$(3)	Cost of products sold
Foreign exchange contracts	(6)	—	(6)	—	Cost of products sold
Total	$(1)	$—	$1	$(3)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$9		$5		$3		$8
Foreign exchange contracts - net investment	7		—		2		—
Total derivatives designated as hedging instruments	16		5		5		8
Derivatives not designated as hedging instruments
Electricity contract	5		—		—		1
Foreign exchange contracts	—		—		6		—
Total derivatives not designated as hedging instruments	5		—		6		1
Total derivatives	$21	(a)	$5	(a)	$11	(b)	$9	(c)

(a)Included in Other current assets in the accompanying consolidated balance sheet.
(b)Includes $10 million recorded in Other current liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.
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

Net periodic pension (income) expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Service cost	$25	$23	$52	$43
Interest cost	84	98	167	196
Expected return on plan assets	(183)	(167)	(366)	(334)
Actuarial loss	40	46	79	101
Amortization of prior service cost	5	5	11	10
Net periodic pension (income) expense	$(29)	$5	$(57)	$16

The components of net periodic pension (income) expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2021 or 2020. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million for the six months ended June 30, 2021.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2021, 7.2 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Total stock-based compensation expense (selling and administrative)	$47	$5	$61	$31
Income tax benefits related to stock-based compensation	(2)	—	15	17

At June 30, 2021, $130 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.1 years.

Performance Share Plan

During the first six months of 2021, the Company granted 2.0 million performance units at an average grant date fair value of $53.15.

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

Net sales by business segment for the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Industrial Packaging	$4,056	$3,633	$8,009	$7,452
Global Cellulose Fibers	671	605	1,252	1,173
Printing Papers	846	583	1,627	1,491
Corporate and Intersegment Sales	43	45	91	102
Net Sales	$5,616	$4,866	$10,979	$10,218

Operating profit (loss) by business segment for the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Industrial Packaging	$408	$449	$855	$919
Global Cellulose Fibers	10	(10)	(72)	(64)
Printing Papers	76	(11)	156	85
Business Segment Operating Profits	$494	428	$939	$940

Earnings (loss) before income taxes and equity earnings	$432	$261	$831	$245
Interest expense, net	57	116	149	233
Noncontrolling interests adjustment	(1)	—	(2)	—
Corporate expenses, net	7	(3)	32	29
Corporate net special items	101	54	70	87
Business net special items	(50)	14	(36)	366
Non-operating pension expense (income)	(52)	(14)	(105)	(20)
Business Segment Operating Profits	$494	$428	$939	$940

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly under "Forward-Looking Statements" of this Form 10-Q and "Risk Factors" and "Forward-Looking Statements" of our Annual Report.
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $432 million ($1.09 per diluted share) in the second quarter of 2021, compared with $349 million ($0.88 per diluted share) in the first quarter of 2021 and $266 million ($0.67 per diluted share) in the second quarter of 2020. International Paper generated Adjusted operating earnings attributable to International Paper common shareholders (a non-GAAP measure defined below) of $421 million ($1.06 per diluted share) in the second quarter of 2021, compared with $299 million ($0.76 per diluted share) in the first quarter of 2021 and $305 million ($0.77 per diluted share) in the second quarter of 2020.

During the second quarter 2021, International Paper delivered solid earnings growth and strong cash generation. The strong demand momentum in the first quarter continued in the second quarter across our three businesses, with very strong demand for corrugated packaging and containerboard and solid demand for fluff pulp. In our Printing Papers business, demand recovery accelerated in the second quarter 2021 in our key geographies. Revenue grew by 15% year-over-year on higher volume and price realization of prior price increases across our three business segments. Our mills and converting system performed well; however, we operated with extremely low containerboard inventory across our packaging network due to the lingering effects of the winter storm in the first quarter. These operating conditions, along with substantial planned maintenance activity and a severely stressed transportation environment, adversely affected volume and operating costs in the second quarter. Input costs and freight were a significant headwind in the second quarter, primarily driven by higher costs for recovered fiber chemicals and distribution costs. With respect to capital allocation, in the second quarter we reduced debt by $796 million and returned $258 million to shareholders through dividends and share repurchases. We also monetized our remaining investment in Graphic Packaging for about $400 million. Finally, we continue to make excellent progress on the spin-off of our Printing Papers business, which we expect to complete on October 1, 2021.

Comparing our performance in the second quarter 2021 to the first quarter 2021, price and mix increased significantly, driven by strong price realization of prior price increases across all our business segments. Volume in the second quarter 2021 was essentially flat as compared to the first quarter 2021. Second quarter 2021 volume in our North America Packaging business was constrained by low containerboard inventory levels and fluff shipments were hampered by significant port congestion, while volume for printing papers increased across our key regions on continued demand recovery. Our mills and converting plants performed well; although, operating costs were adversely impacted by a highly stressed supply chain environment affecting both inbound materials and outbound shipments, as well as exceptionally low containerboard inventory conditions in our North America packaging system. Planned maintenance outage costs increased sequentially as we completed our highest maintenance quarter of the year. Across the Company, during the first half of the year we completed nearly 65% of our planned maintenance spend for 2021. Input costs were a significant headwind in the second quarter 2021 for most materials, with recovered fiber costs being the largest driver of the unfavorable sequential quarter variance. Additionally, transportation conditions remain challenging across all modes, putting further cost pressure on all inbound materials. Equity earnings improved significantly from the first quarter 2021 on very strong performance from our Ilim joint venture.

Looking ahead to the third quarter 2021, as compared to the second quarter of 2021, in our Industrial Packaging business, we expect higher price and mix on the continued flow-through of our March 2021 price increase in North America. Volume is expected to be stable, with higher volume in North America offset by lower volume in our EMEA packaging business. Operations and costs are expected to improve, with the North America system befitting from a gradual recovery of containerboard inventory levels. Maintenance outage expense is expected to decrease significantly following our highest maintenance outage quarter this year. Input costs are expected to be higher, driven primarily by higher recovered fiber costs. In our Global Cellulose Fibers business, we expect price and mix to improve significantly on price realization of prior period price increases. Volume is expected to be higher with continued solid demand for fluff pulp. Operations and costs are expected to be slightly unfavorable due to continued supply chain stress from port congestion. Maintenance outage expenses are expected to decrease and input costs are expected to increase on higher wood and chemical costs. In our Printing Papers business, we expect price and mix to increase on price flow-through of previously announced increases. Volume is expected to be moderately higher. Operations and costs are expected to be stable and maintenance outage expenses are expected to decrease. Input costs are expected to increase on higher wood costs. Equity earnings from our Ilim joint venture are expected to be flat, sequentially.

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Many of these restrictive measures have been lifted or reduced as the number of COVID-19 cases has declined in the United States and various other countries in comparison to earlier levels at the height of the pandemic, and economic conditions have improved. In addition, most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational.

The pandemic has had a mixed impact on demand for our products. Demand for printing papers products initially was significantly impacted by the pandemic, but has seen a steady increase over the first half of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted and in some cases has been positively impacted by COVID-19 to date. However, all of our operations have experienced higher supply chain costs and constrained transportation due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the various economic reopening plans and the resurgence of new variants of the virus in many areas globally; additional actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy and, availability of various vaccines and associated levels of vaccination, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on unemployment, economic activity and consumer confidence. COVID-19 has significantly adversely affected portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

Adjusted operating earnings and Adjusted operating earnings per share are non-GAAP measures and are defined as net earnings (loss) attributable to International Paper (a GAAP measure) excluding net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted operating earnings by excluding the after-tax effect of non-operating pension expense (income) and items considered by management to be unusual (net special items) from the earnings reported under GAAP. Adjusted operating earnings per share is calculated by dividing Adjusted operating earnings by diluted average shares of common stock outstanding. Management uses these measures to focus on on-going operations, and believes that these measures are useful to investors because such measures enable investors to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most directly comparable GAAP measures, provide for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items referenced in the charts below.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2021	2020	2021
Net Earnings (Loss) Attributable to International Paper Company	$432	$266	$349
Add Back - Non-operating pension expense (income)	(52)	(14)	(53)
Add Back - Net special items expense (income)	23	68	(17)
Income tax effect - Non-operating pension and net special items expense	18	(15)	20
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$421	$305	$299

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2021	2020	2021
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$1.09	$0.67	$0.88
Add Back - Non-operating pension expense (income) per share	(0.13)	(0.04)	(0.13)
Add Back - Net special items expense (income) per share	0.06	0.17	(0.04)
Income tax effect per share - Non-operating pension and net special items expense	0.04	(0.03)	0.05
Adjusted Operating Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$1.06	$0.77	$0.76

Cash provided by operations totaled $1.3 billion and $1.5 billion for the first six months of 2021 and 2020, respectively. The Company generated free cash flow of approximately $1.1 billion and $1.0 billion in the first six months of 2021 and 2020, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2021	2020
Cash provided by operations	$1,278	$1,539
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(222)	(538)
Free Cash Flow	$1,056	$1,001

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

RESULTS OF OPERATIONS
For the second quarter of 2021, International Paper Company reported net sales of $5.6 billion, compared with $5.4 billion in the first quarter of 2021 and $4.9 billion in the second quarter of 2020.
Net earnings (loss) attributable to International Paper totaled $432 million, or $1.09 per diluted share, in the second quarter of 2021. This compared with $349 million, or $0.88 per diluted share, in the first quarter of 2021 and $266 million, or $0.67 per diluted share, in the second quarter of 2020.

Net Earnings (Loss) Attributable to International Paper Company
(after tax, in millions)
$600
$500
$400
$300
$200
$100
$0
$349
$184
$4
($24)
($54)
($73)
$12
$55
$5
$13
($38)
($1)
$432
Q1 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2021

Compared with the first quarter of 2021, earnings benefited from higher average sales prices and a favorable mix ($184 million), higher sales volumes ($4 million), lower corporate and other items ($12 million), lower net interest expense ($5 million) and lower tax expense ($13 million). These benefits were offset by higher operating costs ($24 million), higher raw material and freight costs ($54 million), higher mill maintenance outage costs ($73 million) and higher non-operating pension expense ($1 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $55 million higher than in the first quarter of 2021. Net special items in the second quarter of 2021 were a loss of $28 million compared with a gain of $10 million in the first quarter of 2021.

Compared with the second quarter of 2020, the second quarter of 2021 reflects higher average sales prices and a favorable mix ($263 million), higher sales volumes ($76 million), lower net interest expense ($23 million), lower tax expense ($21 million) and lower non-operating pension expense ($28 million). These benefits were offset by higher operating costs ($58 million), higher raw material and freight costs ($100 million), higher mill maintenance outage costs ($133 million) and higher corporate and other costs ($8 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $32 million higher in the second quarter of 2021 than in the second quarter of 2020. Net special items in the second quarter of 2021 were a loss of $28 million compared with a loss of $50 million in the second quarter of 2020.
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

International Paper operates in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2021	2020	2021
Net Earnings (Loss) Attributable to International Paper Company	$432	$266	$349
Add back (deduct):
Income tax provision (benefit)	102	67	99
Equity (earnings) loss, net of taxes	(104)	(72)	(49)
Noncontrolling interests, net of taxes	2	—	—
Earnings (Loss) Before Income Taxes and Equity Earnings	432	261	399
Interest expense, net	57	116	92
Noncontrolling interests included in operations	(1)	—	(1)
Corporate expenses, net	7	(3)	25
Corporate net special items	101	54	(31)
Business net special items	(50)	14	14
Non-operating pension expense (income)	(52)	(14)	(53)
Adjusted Operating Profit	$494	$428	$445
Business Segment Operating Profit (Loss):
Industrial Packaging	$408	$449	$447
Global Cellulose Fibers	10	(10)	(82)
Printing Papers	76	(11)	80
Total Business Segment Operating Profit	$494	$428	$445

Business Segment Operating Profit

Total business segment operating profits were $494 million in the second quarter of 2021, $445 million in the first quarter of 2021 and $428 million in the second quarter of 2020.

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$445
$242
$5
$(31)
$(71)
$(96)
$494
Q1 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2021

Compared with the first quarter of 2021, operating profits benefited from higher average sales prices and a favorable mix ($242 million) and higher sales volumes ($5 million). These benefits were offset by higher operating costs ($31 million), higher raw material and freight costs ($71 million) and higher mill outage costs ($96 million).

Business Segment Operating Profit (in millions)
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$428
$356
$103
$(78)
$(135)
$(180)
$494
Q2 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2021

Compared with the second quarter of 2020, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($356 million) and higher sales volumes ($103 million). These benefits were offset by higher operating costs ($78 million), higher raw material and freight costs ($135 million) and higher mill outage costs ($180 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2021	2020	2021	2020
Industrial Packaging
Corrugated Packaging (b)	2,733	2,571	5,417	5,195
Containerboard	699	783	1,408	1,610
Recycling	568	520	1,126	1,089
Saturated Kraft	50	39	95	87
Gypsum/Release Kraft	68	48	123	104
Bleached Kraft	6	8	13	15
EMEA Packaging (b)	410	375	845	816
Brazilian Packaging (b)	—	83	—	173
European Coated Paperboard	102	95	211	206
Industrial Packaging	4,636	4,522	9,238	9,295
Global Cellulose Fibers (in thousands of metric tons) (c)	851	965	1,749	1,866
Printing Papers
U.S. Uncoated Papers	379	247	725	662
European and Russian Uncoated Papers	327	271	634	631
Brazilian Uncoated Papers	272	150	526	390
Printing Papers	978	668	1,885	1,683

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American, European and Brazilian volumes and internal sales to mills.
Income Taxes
An income tax provision of $102 million was recorded for the second quarter of 2021 and the reported effective income tax rate was 24%. Excluding expense of $5 million related to the tax effects of net special items and expense of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 21% for the quarter.
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
Interest Expense
Net interest expense was $57 million which includes interest income of $28 million related to a foreign value-added tax credit accrual in the second quarter of 2021, compared with $92 million in the first quarter of 2021 and $116 million in the second quarter of 2020.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	June 30,						March 31,
	2021			2020			2021
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
Foreign value-added tax credit accrual	$(42)	$(28)	(a)	$—	$—		$—	$—
EMEA Packaging impairment - Turkey	(8)	(2)	(b)	—	—		2	2	(b)
Brazil Packaging impairment	—	—		9	7	(b)	—	—
Abandoned property removal	—	—		5	4	(c)	—	—
EMEA Packaging business optimization	—	—		—	—		12	10	(b)
Business Segments Total	(50)	(30)		14	11		14	12
Corporate
Debt extinguishment costs	170	128		18	13		18	14
Printing Papers spin-off / Build a Better IP	28	23		—	—		25	20
Real estate - office impairment	21	16		—	—		—	—
Environmental remediation reserve adjustment	5	3		—	—		—	—
Asbestos litigation reserve adjustment	—	—		43	33		—	—
Gain on sale of equity investment in Graphic Packaging	(130)	(98)		—	—		(74)	(56)
Inida transaction	—	—		(6)	(6)		—	—
Other	7	5		(1)	(1)		—	—
Corporate Total	101	77		54	39		(31)	(22)
Total net special items	51	47		68	50		(17)	(10)
Non-operating pension expense (income)	(52)	(39)		(14)	(11)		(53)	(40)
Total net special items and non-operating pension expense (income)	$(1)	$8		$54	$39		$(70)	$(50)

(a) Recorded in the Printing Papers segment.
(b) Recorded in the Industrial Packaging segment.
(c) Includes $3 million ($2 million after taxes) recorded in the Industrial Packaging segment and $2 million (before and after taxes) recorded in the Global Cellulose Fibers segment.

Details of net special items and non-operating pension expense for the six months ended are as follows:

	Six Months Ended June 30,

	2021			2020
In millions	Before Tax	After Tax		Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$12	$10	(a)	$—	$—
Brazil Packaging impairment	—	—		353	344	(a)
Abandoned property removal	—	—		14	11	(b)
Riverdale mill conversion	—	—		1	1	(c)
Foreign value-added tax credit accrual	(42)	(28)	(c)	(2)	(1)	(a)
EMEA Packaging impairment - Turkey	(6)	—	(a)	—	—
Business Segments Total	(36)	(18)		$366	$355
Corporate
Debt extinguishment costs	188	142		26	19
Printing Papers spin-off / Build a Better IP	53	43		—	—
Real estate - office impairment	21	16		—	—
Environmental remediation reserve adjustment	5	3		41	31
Asbestos litigation reserve adjustment	—	—		43	33
India transaction	—	—		11	11
Gain on sale of equity investment in Graphic Packaging	(204)	(154)		(33)	(25)
Other	7	5		(2)	(2)
Corporate Total	70	55		$86	$67
Total net special items	34	37		452	422
Non-operating pension expense (income)	(105)	(79)		(20)	(16)
Total net special items and non-operating pension expense (income)	$(71)	$(42)		$432	$406
(a) Recorded in the Industrial Packaging segment.
(b) Includes $9 million ($7 million after taxes) for the six months ended June 30, 2020 recorded in the Industrial Packaging segment and $5 million ($4 after taxes) for the six months ended June 30, 2020 recorded in the Global Cellulose Fibers segment.
(c) Recorded in the Printing Papers segment.

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$4,056	$3,953	$8,009	$3,633	$3,819	$7,452
Operating Profit (Loss)	$408	$447	$855	$449	$470	$919

Industrial Packaging net sales for the second quarter of 2021 were 3% higher compared with the first quarter of 2021 and 12% higher compared with the second quarter of 2020. Operating profit was 9% lower in the second quarter of 2021 compared with the first quarter of 2021 and 9% lower compared with the second quarter of 2020.

North American Industrial Packaging	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,587	$3,485	$7,072	$3,241	$3,355	$6,596
Operating Profit (Loss)	$377	$395	$772	$434	$437	$871

(a)Includes intra-segment sales of $27 million and $31 million for the three months ended June 30, 2021 and 2020, respectively; $26 million and $32 million for the three months ended March 31, 2021 and 2020, respectively; and $53 million and $63 million for the six months ended June 30, 2021 and 2020, respectively.
North American Industrial Packaging sales volumes in the second quarter of 2021 were higher compared to the first quarter of 2021, reflecting higher shipments for boxes and domestic containerboard partially offset by lower shipments for export containerboard. E-commerce demand continues to be strong as online purchasing continues to be the preferred channel. Demand in the shipping and distribution and protein segments was also strong. Beverage and produce began to show recovery from food service closures. Total maintenance and economic downtime was about 153,000 tons higher in the second quarter of 2021 compared with the first quarter of 2021, driven by higher maintenance downtime. Average sales margins were significantly higher reflecting higher average sales prices for boxes and export containerboard and a favorable geographic mix. Operating costs were higher, as strong mill operations and the non-repeat of the winter storm impact were more than offset by higher transportation costs and incentive accruals. Planned maintenance downtime costs were $75 million higher in the second quarter of 2021 compared with the first quarter of 2021. Input costs were significantly higher, primarily for recovered fiber, distribution and wood.
Compared with the second quarter of 2020, sales volumes were higher in the second quarter of 2021 for boxes and domestic containerboard and lower for export containerboard. The COVID-19 pandemic has had a mixed impact on box demand, as strong growth in the e-commerce and shipping and distribution segments is partially offset by food service related segments. Food service related demand is beginning to show recovery from pandemic related closures. Total maintenance and economic downtime was about 111,000 tons higher in the second quarter of 2021, driven by higher maintenance downtime. Export containerboard and box prices were significantly higher reflecting previous price increases. Operating costs increased, driven by higher transportation costs and incentive accruals. Planned maintenance downtime costs were $126 million higher in the second quarter of 2021 compared with the second quarter of 2020. Input costs were significantly higher driven by recovered fiber, distribution, chemicals and energy.
Entering the third quarter of 2021, sales volumes for boxes are expected to be higher and export containerboard volumes are expected to be flat. Average sales margins are expected to be higher, reflecting previous price increases and a favorable mix. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be $117 million lower in the third quarter of 2021 compared with the second quarter of 2021. Input costs are expected to be higher primarily for recovered fiber, energy, chemicals and wood.

EMEA Industrial Packaging	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$394	$396	$790	$297	$350	$647
Operating Profit (Loss)	$12	$26	$38	$5	$10	$15

EMEA Industrial Packaging sales volumes for boxes in the second quarter of 2021 were lower compared with the first quarter of 2021 driven by seasonally lower volumes in Morocco. Average sales margins for boxes were lower reflecting increased containerboard costs, partially offset by a favorable box mix and higher containerboard prices. Operating costs were higher. There were no planned maintenance downtime outages in either the second quarter of 2021 or the first quarter of 2021. Input costs were higher, primarily for recovered fiber and energy. Earnings benefited from the recent box plant acquisitions in Spain. The company completed the sale of its business in Turkey during the second quarter of 2021.

Compared with the second quarter of 2020, sales volumes in the second quarter of 2021 were higher, reflecting recovery of the impacts of the COVID-19 pandemic. Average sales margins for boxes were lower driven by higher containerboard costs. Average sales margins for containerboard were higher reflecting higher sales prices. Operating costs improved reflecting strong operations and cost management. There were no planned maintenance downtime outages in the second quarter of 2020. Input costs were higher, primarily for recovered fiber and energy. Earnings benefited from the recent box plant acquisitions in Spain.

Looking ahead to the third quarter of 2021, sales volumes for boxes are expected to be seasonally lower, primarily in Morocco. Average sales margins are expected to be lower. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be $2 million higher in the third quarter of 2021 compared with the second quarter of 2021. Input costs are expected to be stable.

Brazilian Industrial Packaging	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$—	$—	$—	$42	$54	$96
Operating Profit (Loss)	$—	$—	$—	$(2)	$(1)	$(3)

On March 29, 2020 International Paper announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business. The transaction closed October 14, 2020.

European Coated Paperboard	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$102	$98	$200	$84	$92	$176
Operating Profit (Loss)	$19	$26	$45	$12	$24	$36
European Coated Paperboard sales volumes in the second quarter of 2021 compared with the first quarter of 2021 were lower reflecting lower volumes in Russia partially offset by higher volumes in Europe. Average sales margins were higher in both regions driven by higher average sales prices and a favorable mix. Operating costs were lower in Europe and stable in Russia. Planned maintenance downtime costs were $8 million higher in the second quarter of 2021 compared with the first quarter of 2021. Input costs were higher in Europe primarily for purchased pulp, energy and chemicals. In Russia, input costs were stable.
Compared with the second quarter of 2020, sales volumes were higher in Europe partially offset by lower volumes in Russia. Average sales margins were higher in both regions, reflecting higher average sales prices in both regions and a favorable mix in Russia. Operating costs were lower in Europe and higher in Russia. Planned maintenance downtime costs were $4 million higher in the second quarter of 2021 compared with the second quarter of 2020. Input costs were higher in Europe primarily for energy and purchased pulp. In Russia, input costs were stable.
Entering the third quarter of 2021, sales volumes are expected to be higher in Russia and lower in Europe. Average sales margins are expected to be stable in both regions. Operating costs are expected to be lower in Europe but higher in Russia. Planned maintenance downtime costs are expected to be $7 million lower in the third quarter of 2021 compared with the second quarter of 2021. Input costs are expected to be stable in Europe and higher in Russia.
Global Cellulose Fibers

Total Global Cellulose Fibers	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$671	$581	$1,252	$605	$568	$1,173
Operating Profit (Loss)	$10	$(82)	$(72)	$(10)	$(54)	$(64)

Global Cellulose Fibers net sales in the second quarter of 2021 were 15% higher compared with the first quarter of 2021 and 11% higher than in the second quarter of 2020. Operating profit in the second quarter of 2021 improved significantly compared to the first quarter of 2021 and improved compared with the second quarter of 2020.
Sales volumes in the second quarter of 2021 compared with the first quarter of 2021 were lower and reflect shipping delays due to significant port congestion in the U.S. Total maintenance and economic downtime was about 15,000 tons lower in the second quarter of 2021 compared with the first quarter of 2021 due to maintenance downtime. Average sales margins improved significantly, reflecting flow through of previous sales price increases. Operating costs were higher driven by higher distribution costs. Planned maintenance downtime costs in the second quarter of 2021 were $9 million lower compared with the first quarter of 2021. Input costs were higher, primarily for energy and chemicals.
Compared with the second quarter of 2020, sales volumes in the second quarter of 2021 were lower reflecting the shipping delays due to port congestion. Total maintenance and economic downtime was about 44,000 tons higher in the second quarter of 2021, due to maintenance downtime. Average sales prices were significantly higher for both fluff and market pulp. Operating costs were higher reflecting higher distribution costs. Planned maintenance downtime costs in the second quarter of 2021 were $35 million higher compared with the second quarter of 2020. Input costs were higher primarily for wood, energy and chemicals.
Entering the third quarter of 2021, sales volumes are expected to increase. Average sales margins are expected to be higher. Planned maintenance downtime costs in the third quarter of 2021 are expected to be $15 million lower compared with the second quarter of 2021. Operating costs are expected to be lower. Input costs are expected to be stable.
Printing Papers

Total Printing Papers	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$846	$781	$1,627	$583	$908	$1,491
Operating Profit (Loss)	$76	$80	$156	$(11)	$96	$85

Printing Papers net sales for the second quarter of 2021 were 8% higher than in the first quarter of 2021 and 45% higher than in the second quarter of 2020. Operating profit in the second quarter of 2021 was 5% lower compared with the first quarter of 2021 and significantly higher compared with the second quarter of 2020.

North American Papers	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$410	$366	$776	$265	$446	$711
Operating Profit (Loss)	$18	$15	$33	$(23)	$23	$—

North American Papers sales volumes in the second quarter of 2021 were higher compared with the first quarter of 2021 reflecting continued demand recovery from the COVID-19 pandemic. Total maintenance and economic downtime was about 6,000 tons lower in the second quarter of 2021 compared with the first quarter of 2021 primarily due to economic downtime. Average sales margins improved reflecting higher sales prices. Operating costs were flat. Planned maintenance downtime costs were $13 million higher in the second quarter of 2021, compared with the first quarter of 2021. Input costs were higher, primarily for wood and chemicals.
Compared with the second quarter of 2020, sales volumes in the second quarter of 2021 were significantly higher across all grades for uncoated freesheet paper reflecting demand recovery from the COVID-19 pandemic. Total maintenance and economic downtime was about 197,000 tons lower in the second quarter of 2021 compared with the second quarter of 2020 primarily due to economic downtime. Average sales margins were higher, driven by higher average sales prices. Operating costs were higher reflecting higher transportation costs. Planned maintenance downtime costs were $14 million higher in the second quarter of 2021 compared with the second quarter of 2020. Input costs were higher, primarily for wood, energy and chemicals.
Entering the third quarter of 2021, sales volumes are expected to improve. Average sales margins are expected to be higher. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be $18 million lower in the third quarter of 2021. Input costs are expected to be stable.

European Papers	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$255	$250	$505	$209	$287	$496
Operating Profit (Loss)	$15	$22	$37	$13	$41	$54
European Papers sales volumes for uncoated freesheet paper in the second quarter of 2021, compared with the first quarter of 2021, were higher in Europe and flat in Russia. Economic downtime driven by the COVID-19 pandemic demand decline, negatively impacted earnings in the first quarter of 2021. Average sales margins for uncoated freesheet paper were higher in both regions, reflecting higher average sales prices in Europe and Russia and a favorable mix in Russia. Operating costs were flat in Europe, but higher in Russia. Planned maintenance downtime costs were $10 million higher in the second quarter of 2021 compared to the first quarter of 2021. Input costs were higher in Europe, primarily for energy and chemicals. Input costs were also higher in Russia. Earnings were negatively impacted by unfavorable foreign currency impacts in both regions.
Sales volumes for uncoated freesheet paper in the second quarter of 2021 compared with the second quarter of 2020 were higher in both Europe and Russia, reflecting recovery of the significant decline in demand due to the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the second quarter of 2020 driven by the COVID-19 pandemic. Average sales margins for uncoated freesheet paper were lower in Europe reflecting lower average sales prices and an unfavorable mix. In Russia, average sales margins were higher driven by higher average sales prices. Operating costs were higher in Russia and flat in Europe. Planned maintenance downtime costs were $4 million higher in the second quarter of 2021 compared with the second quarter of 2020. Input costs were higher in Europe, primarily for energy. In Russia, input costs were flat.

Looking forward to the third quarter of 2021, sales volumes for uncoated freesheet paper are expected to be higher in Russia and stable in Europe. Average sales margins are expected to be higher in Europe and lower in Russia. Operating costs are expected to be stable in Europe and higher in Russia. Planned maintenance downtime costs are expected to be $11 million lower in the third quarter of 2021 compared with the second quarter of 2021. Input costs are expected to be higher in Russia, primarily for fiber and wood. In Europe, input costs are expected to be stable.

Brazilian Papers	2021			2020
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$189	$168	$357	$108	$176	$284
Operating Profit (Loss)	$43	$43	$86	$(1)	$32	$31

(a)Includes intra-segment sales of $8 million and $(1) million for the three months ended June 30, 2021 and 2020, respectively; $3 million and $1 million for the three months ended March 31, 2021 and 2020, respectively; and $11 million and $0 for the six months ended June 30, 2021 and 2020, respectively.
Brazilian Papers sales volumes in the second quarter of 2021, compared with the first quarter of 2021, were higher for domestic and lower for export shipments of uncoated freesheet paper. Average sales margins improved driven by higher domestic and export sales prices and a favorable geographic mix. Operating costs were slightly higher. Planned maintenance outage downtime costs were $1 million lower in the second quarter of 2021 compared with the first quarter of 2021. Input costs were higher primarily for purchased pulp, virgin fiber, chemicals and packaging. Earnings benefited from favorable foreign currency impacts in the first quarter of 2021.
Compared with the second quarter of 2020, sales volumes for uncoated freesheet paper in the second quarter of 2021 increased in both domestic and export markets reflecting recovery from the negative demand impact of the COVID-19 pandemic. Average sales margins were higher reflecting higher average domestic and export sales prices and a favorable geographic mix. Operating costs were lower. Planned maintenance outage expenses were $3 million lower in the second quarter of 2021 compared with the second quarter of 2020. Input costs were higher, primarily for purchased pulp, chemicals, packaging, virgin fiber and energy.
Entering the third quarter of 2021, sales volumes for uncoated freesheet paper are expected to be higher for export shipments and lower for domestic shipments. Average sales margins are expected to be higher. Operating costs are expected to be slightly higher. Planned maintenance outage downtime costs are expected to be $6 million higher in the third quarter of 2021 compared with the second quarter of 2021. Input costs are expected to be higher driven by purchased pulp.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings (loss), net of taxes, of $101 million in the second quarter of 2021, compared with $49 million in the first quarter of 2021 and $63 million in the second quarter of 2020. In the first and second quarters of 2021, the after-tax foreign exchange impact primarily on the remeasurement of U.S. dollar-denominated net debt was not material.
Compared with the first quarter of 2021, sales volumes in the second quarter of 2021 were 14% higher overall, primarily for sales of softwood pulp in China, other export markets and Russia, and sales of containerboard in China, partially offset by lower sales of hardwood pulp in China. Hardwood pulp sales in Russia and other export markets increased. Average sales margins increased for softwood pulp, hardwood pulp and containerboard in all regions. Input costs for fuel and wood were higher. Repair, maintenance and distribution costs were also higher.
Compared with the second quarter of 2020, sales volumes in the second quarter of 2021 increased overall by 6%, primarily for sales of softwood pulp in China, other export markets and Russia, and sales of hardwood pulp in Russia, but were partially offset by lower sales of hardwood pulp in China. Sales of containerboard in China were significantly higher, but declined in Russia and other export markets. Average sales margins for softwood pulp, hardwood pulp and containerboard increased in all regions. Input costs, primarily for fuel, energy and chemicals were higher. Distribution costs increased. An after-tax foreign exchange net gain of $34 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the second quarter of 2020.
Looking forward to the third quarter of 2021, sales volumes are expected to be lower as maintenance mill outages originally scheduled for the second quarter are rescheduled to occur at the Ust-Ilimsk and Bratsk mills in the third quarter. Based on pricing to date in the current quarter, average sales margins are projected to increase compared with the second quarter of 2021. Input costs for wood are expected to be seasonally lower. Maintenance costs are projected to increase.
Equity Earnings – GPIP

International Paper recorded equity earnings of $3 million in the second quarter of 2021, compared with $1 million in the first quarter of 2021 and $11 million in the second quarter of 2020. As of June 30, 2021, the Company no longer had an ownership interest in GPIP.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.3 billion for the first six months of 2021, compared with $1.5 billion for the comparable 2020 six-month period.

Investments in capital projects, net of insurance recoveries, totaled $222 million in the first six months of 2021, compared to $538 million in the first six months of 2020. Full-year 2021 capital spending is currently expected to be approximately $800 million, or 61% of depreciation and amortization.

Financing activities for the first six months of 2021 included a $910 million net decrease in debt versus a $338 million net decrease in debt during the comparable 2020 six-month period.

Amounts related to early debt extinguishment during the six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2021	2020	2021	2020
Early debt reductions (a)	$790	$222	$897	$294
Pre-tax early debt extinguishment (gain) loss, net	170	18	188	26

(a)Reductions related to notes with interest rates ranging from 3.00% to 5.15% with original maturities from 2027 to 2048 and from 3.00% to 7.50% with original maturities from 2021 to 2027 for the three months ended June 30, 2021 and 2020, respectively, and from 3.00% to 5.15% with original maturities from 2027 to 2048 and from 3.00% to 7.50% with original maturities from 2021 to 2048 for the six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $20 million in 2021; $198 million in 2022; $362 million in 2023; $152 million in 2024; $210 million in 2025; and $6.2 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2021, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At June 30, 2021, International Paper’s credit agreements totaled $2.1 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2021, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2021 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.
In addition to the $2.1 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2021, the Company had no borrowings outstanding under the program.
International Paper expects to be able to meet projected capital expenditures, service existing debt and meet working capital and dividend requirements for the next 12 months with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense, and we have purchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt to the extent consistent with this capital structure planning. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. During 2020, management took various actions to further strengthen the Company’s liquidity position in response to the COVID-19 pandemic. This included the Company deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act

50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that our credit agreements, commercial paper program, and the actions taken in response to COVID-19 provide us with sufficient liquidity to operate in the current environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.

During the first six months of 2021, International Paper used 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 4.1 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $213 million, including $186 million related to shares repurchased under the Company's repurchase program.

During the first six months of 2020, International Paper used approximately 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 1.0 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $41 million, including $14 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $403 million and $403 million for the first six months of 2021 and 2020, respectively. Dividends were $1.0250 per share and $1.0250 per share for the first six months in 2021 and 2020, respectively.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities hold installment notes of $4.8 billion that mature in August 2021 and third-party loans of $4.2 billion that were extended to mature in August 2021. The installment notes and third-party loans are shown in Current nonrecourse financial assets of variable interest entities and Current nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet. We will settle the third-party loans at their maturity in August 2021 with the proceeds from the installment notes which also mature in August 2021 resulting in expected cash proceeds of approximately $0.6 billion representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure is expected to result in a $75 million cash tax payment in the fourth quarter of 2021.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim S.A. joint venture (Ilim), International Paper entered into a shareholders' agreement that includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that at any time, either the Company or its partners may commence procedures specified under the deadlock agreement. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant anti-trust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interest would be approximately $1.0 billion, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods. The parties have informed each other that they have no current intention to commence procedures specified under the deadlock provisions of the shareholders' agreement.

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

The Company has included in its 2020 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2021.
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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “believes”, “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the spread of new variants of the virus, the effectiveness and availability of vaccines and associated levels of vaccination, as well as the possibility that strains of the virus may be resistant to currently available vaccines, global economic conditions arising from the pandemic, impacts of governments' responses to the pandemic on our operations, impacts of the pandemic on commercial activity, our customers and business partners and consumer preferences and demand, supply chain disruptions, and disruptions in the credit or financial markets; (ii) the level of indebtedness and changes in interest rates; (iii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy sources and transportation sources, the availability of labor and competitive labor market conditions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products (including any such changes resulting from the COVID-19 pandemic); (iv) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations, (v) the amount of our future pension funding obligations, and pension and health care costs; (vi) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy, and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (vii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or similar causes; (viii) risks inherent in conducting business through joint ventures; (ix) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions, (x) information technology risks; (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xii) the receipt of regulatory approvals relating to the spin-off transaction without unexpected delays or conditions; (xiii) our ability to successfully separate the SpinCo business (known as Sylvamo Corporation) and realize the anticipated benefits of the spin-off transaction; (xiv) the ability to satisfy any necessary conditions to consummate the spin-off transaction within the estimated timeframes or at all; and (xv) the final terms and conditions of any spin-off transaction, including the amount of any dividend by Sylvamo to us and the terms of any ongoing commercial agreements and arrangements between us and Sylvamo following any such transaction, the costs of any such transaction, the nature and amount of indebtedness incurred by Sylvamo, the qualification of the spin-off transaction as a tax-free transaction for U.S. federal income tax purposes (including whether an IRS ruling will be obtained), diversion of management’s attention and the impact on relationships with customers, suppliers, employees and other business counterparties, and the impact of any such transaction on the businesses of the Company and Sylvamo and the relationship between the two companies following any such transaction. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and U.S. Securities and Exchange Commission filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference.
ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Part I, Item 1A).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2021 - April 30, 2021	58,623	$53.98	57,923	$1.60
May 1, 2021 - May 31, 2021	126,073	58.73	120,762	1.59
June 1, 2021 - June 30, 2021	763,291	61.66	763,291	1.55
Total	947,987
(a) 6,012 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program that was approved on September 10, 2013, and increased twice on July 8, 2014, and October 9, 2018. Through this program, which does not have an expiration date, we were authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $5 billion of shares of our common stock. As of June 30, 2021, approximately $1.55 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 6. EXHIBITS

10.1	Second Amended and Restated Five Year Credit Agreement dated as of June 17, 2021, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2021.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

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

INTERNATIONAL PAPER COMPANY (Registrant)

July 30, 2021	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

July 30, 2021	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller