Form 10-Q
period 2021-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2021-10-28
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 21, 2021 was 387,263,169.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales	$5,714	$5,123	$16,693	$15,341
Costs and Expenses
Cost of products sold	3,924	3,541	11,684	10,714
Selling and administrative expenses	434	360	1,255	1,110
Depreciation, amortization and cost of timber harvested	318	320	933	955
Distribution expenses	446	377	1,272	1,149
Taxes other than payroll and income taxes	42	44	131	129
Restructuring and other charges, net	39	105	243	131
Net (gains) losses on sales and impairments of businesses	(360)	(5)	(367)	347
Net (gains) losses on sales of equity method investments	(1)	(2)	(205)	(35)
Net (gains) losses on sales of fixed assets	(86)	—	(86)	—
Interest expense, net	93	112	242	345
Non-operating pension expense (income)	(51)	(11)	(156)	(31)
Earnings (Loss) Before Income Taxes and Equity Earnings	916	282	1,747	527
Income tax provision (benefit)	146	50	347	211
Equity earnings (loss), net of taxes	94	(28)	247	13
Net Earnings (Loss)	$864	$204	$1,647	$329
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	2	—
Net Earnings (Loss) Attributable to International Paper Company	$864	$204	$1,645	$329
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$2.22	$0.52	$4.21	$0.84
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Net earnings (loss)	$2.20	$0.52	$4.16	$0.83
Average Shares of Common Stock Outstanding – assuming dilution	392.6	394.6	395.3	394.5
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Earnings (Loss)	$864	$204	$1,647	$329
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	31	42	101	127
Non-U.S. plans	—	1	—	1
Pension and postretirement adjustments:
U.S. plans	826	—	826	—
Non-U.S. plans	5	—	6	—
Change in cumulative foreign currency translation adjustment	(70)	(28)	99	(515)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	(4)	(4)	3	(34)
Reclassification adjustment for (gains) losses included in net earnings (loss)	(8)	6	(9)	26
Total Other Comprehensive Income (Loss), Net of Tax	780	17	1,026	(395)
Comprehensive Income (Loss)	1,644	221	2,673	(66)
Net (earnings) loss attributable to noncontrolling interests	—	—	(2)	—
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	2	2
Comprehensive Income (Loss) Attributable to International Paper Company	$1,644	$221	$2,673	$(64)
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$2,122	$595
Restricted cash	1,499	—
Accounts and notes receivable, net	3,549	3,064
Contract assets	427	355
Inventories	2,053	2,050
Current financial assets of variable interest entities (Note 16)	—	4,850
Assets held for sale	—	138
Other current assets	246	184
Total Current Assets	9,896	11,236
Plants, Properties and Equipment, net	11,360	12,217
Forestlands	303	311
Investments	713	1,178
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,270	2,257
Goodwill	3,274	3,315
Pension Assets	545	5
Right of Use Assets	405	459
Deferred Charges and Other Assets	705	740
Total Assets	$29,471	$31,718
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$233	$29
Current nonrecourse financial liabilities of variable interest entities (Note 16)	—	4,220
Accounts payable	2,704	2,320
Accrued payroll and benefits	489	466
Liabilities held for sale	—	181
Other current liabilities	1,272	1,068
Total Current Liabilities	4,698	8,284
Long-Term Debt	8,241	8,064
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,098	2,092
Deferred Income Taxes	2,728	2,743
Pension Benefit Obligation	418	1,055
Postretirement and Postemployment Benefit Obligation	235	251
Long-Term Lease Obligations	263	315
Other Liabilities	1,167	1,046
Equity
Common stock, $1 par value, 2021 – 448.9 shares and 2020 – 448.9 shares	449	449
Paid-in capital	6,371	6,325
Retained earnings	9,103	8,070
Accumulated other comprehensive loss	(3,314)	(4,342)
	12,609	10,502
Less: Common stock held in treasury, at cost, 2021 – 61.7 shares and 2020 – 55.8 shares	2,987	2,648
Total International Paper Shareholders’ Equity	9,622	7,854
Noncontrolling interests	1	14
Total Equity	9,623	7,868
Total Liabilities and Equity	$29,471	$31,718
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net earnings (loss)	$1,647	$329
Depreciation, amortization and cost of timber harvested	933	955
Deferred income tax provision (benefit), net	(151)	(5)
Restructuring and other charges, net	243	131
Net (gains) losses on sales of equity method investments	(205)	(35)
Net (gains) losses on sales and impairments of businesses	(367)	347
Net (gains) losses on sales of fixed assets	(86)	—
Equity method dividends received	149	158
Equity (earnings) losses, net	(247)	(13)
Periodic pension (income) expense, net	(84)	24
Other, net	129	212
Changes in current assets and liabilities
Accounts and notes receivable	(510)	96
Contract assets	(74)	2
Inventories	(133)	74
Accounts payable and accrued liabilities	716	—
Interest payable	9	(26)
Other	(46)	25
Cash Provided By (Used For) Operations	1,923	2,274
Investment Activities
Invested in capital projects, net of insurance recoveries	(348)	(657)
Acquisitions, net of cash acquired	(80)	(64)
Proceeds from sales of equity method investments	843	500
Proceeds from sales of businesses, net of cash divested	827	—
Proceeds from settlement of Variable Interest Entity installment notes	4,850	—
Proceeds from sale of fixed assets	95	3
Other	(3)	18
Cash Provided By (Used For) Investment Activities	6,184	(200)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(425)	(42)
Issuance of debt	1,511	692
Reduction of debt	(1,132)	(1,795)
Change in book overdrafts	29	16
Dividends paid	(602)	(605)
Reduction of Variable Interest Entity loans	(4,220)	—
Net debt tender premiums paid	(221)	(124)
Other	(14)	(1)
Cash Provided By (Used For) Financing Activities	(5,074)	(1,859)
Cash Included in Assets Held for Sale	—	(11)
Effect of Exchange Rate Changes on Cash and Temporary Investments and Restricted Cash	(7)	(37)
Change in Cash and Temporary Investments and Restricted Cash	3,026	167
Cash and Temporary Investments and Restricted Cash
Beginning of period	595	511
End of period	$3,621	$678
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

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. During the third quarter of 2021, the number of COVID-19 cases and deaths increased in the United States and numerous other countries, and restrictive measures, including mask and vaccine requirements, have been implemented or reinstituted by various governmental authorities and private businesses. Economic recovery in the United States has continued but may be threatened by the resurgence of COVID-19 cases and other factors. Most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational.

The pandemic has had a mixed impact on demand for our products. Initially, demand for printing papers products was significantly impacted by the pandemic, but has seen a steady increase over the first nine months of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted and in some cases has been positively impacted by COVID-19 to date. However, all of our operations continue to experience higher supply chain costs and a constrained transportation environment due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new variants of the virus in many areas globally; the additional actions taken by governmental authorities and private businesses, including mask and vaccine requirements, to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy, acceptance and availability of various vaccines and booster shots, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply shortages and disruptions and inflationary pressures. COVID-19 has had a significant adverse effect on portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

Printing Papers Spinoff

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). As a result of the Distribution, Sylvamo Corporation is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM".

The Distribution was made to the Company's stockholders of record as of the close of business on September 15, 2021 (the "Record Date"), and such stockholders received one share of Sylvamo Corporation common stock for every 11 shares of International Paper common stock held as of the close of business on the Record Date. The Company retained 19.9% of the shares of Sylvamo at the time of the separation, with the intent to monetize its investment and to provide additional proceeds to the Company. The Company is accounting for its ownership interest in Sylvamo at fair value as an investment in equity securities. In the third quarter of 2021, Sylvamo incurred $1.5 billion in debt in anticipation of a net cash distribution of $1.4 billion to be made to the Company as part of the spin-off. See Note 17 – Debt for further details regarding the Sylvamo debt.

All current and historical operating results of the Sylvamo Corporation businesses will be presented as Discontinued Operations, net of tax, in the consolidated statement of operations in the fourth quarter of 2021. The spin-off was tax-free for the Company and its shareholders for U.S. federal income tax purposes.

In connection with the Distribution, on September 29, 2021, the Company and Sylvamo Corporation entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between International Paper Company and Sylvamo Corporation of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between International Paper and Sylvamo Corporation after the Distribution.

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

	Three Months Ended September 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,514	$623	$425	$50	$4,612
EMEA	383	69	232	(1)	683
Pacific Rim and Asia	12	37	8	3	60
Americas, other than U.S.	178	—	181	—	359
Total	$4,087	$729	$846	$52	$5,714

Operating Segments
North American Industrial Packaging	$3,738	$—	$—	$—	$3,738
EMEA Industrial Packaging	331	—	—	—	331
European Coated Paperboard	52	—	—	—	52
Global Cellulose Fibers	—	729	—	—	729
North American Printing Papers	—	—	425	—	425
Brazilian Papers	—	—	200	—	200
European Papers	—	—	218	—	218
Intra-segment Eliminations	(34)	—	3	—	(31)
Corporate & Inter-segment Sales	—	—	—	52	52
Total	$4,087	$729	$846	$52	$5,714
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$10,125	$1,682	$1,195	$139	$13,141
EMEA	1,371	209	765	(6)	2,339
Pacific Rim and Asia	44	90	25	10	169
Americas, other than U.S.	556	—	488	—	1,044
Total	$12,096	$1,981	$2,473	$143	$16,693

Operating Segments
North American Industrial Packaging	$10,810	$—	$—	$—	$10,810
EMEA Industrial Packaging	1,121	—	—	—	1,121
European Coated Paperboard	252	—	—	—	252
Global Cellulose Fibers	—	1,981	—	—	1,981
North American Printing Papers	—	—	1,201	—	1,201
Brazilian Papers	—	—	557	—	557
European Papers	—	—	723	—	723
Intra-segment Eliminations	(87)	—	(8)	—	(95)
Corporate & Inter-segment Sales	—	—	—	143	143
Total	$12,096	$1,981	$2,473	$143	$16,693
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,169	$479	$362	$44	$4,054
EMEA	394	59	244	(3)	694
Pacific Rim and Asia	15	26	6	10	57
Americas, other than U.S.	190	—	131	(3)	318
Total	$3,768	$564	$743	$48	$5,123

Operating Segments
North American Industrial Packaging	$3,351	$—	$—	$—	$3,351
EMEA Industrial Packaging	306	—	—	—	306
Brazilian Industrial Packaging	52	—	—	—	52
European Coated Paperboard	90	—	—	—	90
Global Cellulose Fibers	—	564	—	—	564
North American Printing Papers	—	—	362	—	362
Brazilian Papers	—	—	150	—	150
European Papers	—	—	232	—	232
Intra-segment Eliminations	(31)	—	(1)	—	(32)
Corporate & Inter-segment Sales	—	—	—	48	48
Total	$3,768	$564	$743	$48	$5,123
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2020
In millions	Industrial Packaging	Global Cellulose Fibers	Printing Papers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$9,364	$1,507	$1,069	$146	$12,086
EMEA	1,213	175	765	(11)	2,142
Pacific Rim and Asia	43	55	20	20	138
Americas, other than U.S.	600	—	380	(5)	975
Total	$11,220	$1,737	$2,234	$150	$15,341

Operating Segments
North American Industrial Packaging	$9,947	$—	$—	$—	$9,947
EMEA Industrial Packaging	953	—	—	—	953
Brazilian Industrial Packaging	148	—	—	—	148
European Coated Paperboard	266	—	—	—	266
Global Cellulose Fibers	—	1,737	—	—	1,737
North American Printing Papers	—	—	1,073	—	1,073
Brazilian Papers	—	—	434	—	434
European Papers	—	—	728	—	728
Intra-segment Eliminations	(94)	—	(1)	—	(95)
Corporate & Inter-segment Sales	—	—	—	150	150
Total	$11,220	$1,737	$2,234	$150	$15,341
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $25 million and $31 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 8.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2021 and 2020 is provided below:

	Three Months Ended September 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354
Issuance of stock for various plans, net	—	41	—	—	—	41	—	41
Repurchase of stock	—	—	—	—	212	(212)	—	(212)
Common stock dividends ($0.5125 per share)	—	—	(203)	—	—	(203)	—	(203)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss)	—	—	864	780	—	1,644	—	1,644
Ending Balance, September 30	$449	$6,371	$9,103	$(3,314)	$2,987	$9,622	$1	$9,623

	Nine Months Ended September 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	27	—	—	(86)	113	—	113
Repurchase of stock	—	—	—	—	425	(425)	—	(425)
Common stock dividends ($1.5375 per share)	—	—	(612)	—	—	(612)	—	(612)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss)	—	—	1,645	1,028	—	2,673	—	2,673
Ending Balance, September 30	$449	$6,371	$9,103	$(3,314)	$2,987	$9,622	$1	$9,623

	Three Months Ended September 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,283	$8,123	$(5,149)	$2,649	$7,057	$3	$7,060
Issuance of stock for various plans, net	—	18	—	—	(2)	20	—	20
Repurchase of stock	—	—	—	—	1	(1)	—	(1)
Common stock dividends ($0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Transactions of equity method investees	—	1	—	—	—	1	—	1
Comprehensive income (loss)	—	—	204	17	—	221	—	221
Ending Balance, September 30	$449	$6,302	$8,122	$(5,132)	$2,648	$7,093	$3	$7,096

	Nine Months Ended September 30, 2020
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,297	$8,408	$(4,739)	$2,702	$7,713	$5	$7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(31)	—	—	(96)	65	—	65
Repurchase of stock	—	—	—	—	42	(42)	—	(42)
Common stock dividends ($1.5375 per share)	—	—	(613)	—	—	(613)	—	(613)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Comprehensive income (loss)	—	—	329	(393)	—	(64)	(2)	(66)
Ending Balance, September 30	$449	$6,302	$8,122	$(5,132)	$2,648	$7,093	$3	$7,096

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,809)	$(2,192)	$(1,880)	$(2,277)
Other comprehensive income (loss) before reclassifications	831	—	832	—
Amounts reclassified from accumulated other comprehensive income	31	43	101	128
Balance at end of period	(947)	(2,149)	(947)	(2,149)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,286)	(2,950)	(2,457)	(2,465)
Other comprehensive income (loss) before reclassifications	(114)	(28)	(85)	(515)
Amounts reclassified from accumulated other comprehensive income	44	—	184	—
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	2	2
Balance at end of period	(2,356)	(2,978)	(2,356)	(2,978)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	1	(7)	(5)	3
Other comprehensive income (loss) before reclassifications	(4)	(4)	3	(34)
Amounts reclassified from accumulated other comprehensive income	(8)	6	(9)	26
Balance at end of period	(11)	(5)	(11)	(5)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(3,314)	$(5,132)	$(3,314)	$(5,132)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2021 and 2020:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	$(5)	$(17)	$(15)	(a)	Non-operating pension expense
Actuarial gains (losses)	(36)	(52)	(118)	(155)	(a)	Non-operating pension expense
Total pre-tax amount	(41)	(57)	(135)	(170)
Tax (expense) benefit	10	14	34	42
Total, net of tax	(31)	(43)	(101)	(128)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	(44)	—	(184)	—		Net (gains) losses on sales and impairments of businesses and Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	(44)	—	(184)	—

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	10	(8)	12	(39)	(b)	Cost of products sold
Total pre-tax amount	10	(8)	12	(39)
Tax (expense)/benefit	(2)	2	(3)	13
Net of tax	8	(6)	9	(26)
Total reclassifications for the period	$(67)	$(49)	$(276)	$(154)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2021	2020	2021	2020
Earnings (loss) attributable to International Paper Company common shareholders	$864	$204	$1,645	$329
Weighted average common shares outstanding	388.8	393.1	391.0	392.9
Effect of dilutive securities
Restricted performance share plan	3.8	1.5	4.3	1.6
Weighted average common shares outstanding – assuming dilution	392.6	394.6	395.3	394.5
Basic earnings (loss) per share attributable to International Paper Company Common Shareholders	$2.22	$0.52	$4.21	$0.84
Diluted earnings (loss) per share attributable to International Paper Company Common Shareholders	$2.20	$0.52	$4.16	$0.83

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2021: During the three months ended September 30, 2021, the Company recorded a $35 million pre-tax charge in Corporate related to early debt extinguishment costs and a $4 million pre-tax charge in Corporate for severance. The majority of the severance is expected to be paid over the next twelve months.

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

In connection with our Building a Better IP initiative, we expect to incur additional restructuring charges over the course of the initiative, which could be material. At this time, the plans have not been finalized.

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

NOTE 8 - ACQUISITIONS

2021: On April 1, 2021, the Company closed on the previously announced acquisition of two box plants located in Spain. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $83 million based on the April 1, 2021 exchange rate), subject to post-closing adjustments.
The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of April 1, 2021:

In millions
Cash and temporary investments	$5
Accounts and notes receivable	10
Inventories	3
Plants, properties and equipment	38
Goodwill	30
Intangible assets	14
Total assets acquired	$100
Short-term debt	3
Accounts payable and accrued liabilities	4
Other current liabilities	1
Deferred income taxes	9
Total liabilities assumed	17
Net assets acquired	$83

Since the date of acquisition, Net sales of $9 million and $18 million and Earnings from continuing operations before income taxes and equity earnings of $0 and $1 million have been included in the Company's consolidated statement of operations for the three months and year to date ended September 30, 2021, respectively.

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

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Kwidzyn Mill

2021: On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill for €669 million (approximately $794 million using the July 31, 2021 exchange rate) in cash, subject to final working capital and net debt adjustments. The business includes the pulp and paper mill in Kwidzyn and supporting functions. During the third quarter of 2021, the Company recorded a net gain of $360 million ($350 million after taxes) including a gain of $404 million ($394 million after taxes) related to the sale of net assets and a loss of $44 million (before and after taxes) related to the cumulative foreign currency translation loss. These charges are included in the Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations and are included in the results of the Printing Papers segment. All current year and historical operating results for Kwidzyn will be presented as Discontinued Operations, net of tax, in the consolidated statement of operations in the fourth quarter of 2021.

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

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $3.2 billion and $358 million at September 30, 2021 and December 31, 2020, respectively.

Restricted Cash

A reconciliation of cash and temporary investments and restricted cash in the consolidated balance sheet to cash and temporary investments and restricted cash in the consolidated statement of cash flows for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
In millions	2021	2020
Cash and Temporary Investments	$2,122	$678
Restricted Cash	1,499	—
Total Cash and Temporary Investments and Restricted Cash	$3,621	$678

The Company's restricted cash consists of the cash proceeds from the debt incurred by Sylvamo Corporation as part of the Printing Papers segment spin-off that was completed on October 1, 2021. Of this amount, approximately $1.4 billion was remitted to the Company in the form of a cash distribution. See Note 17 - Debt for further details regarding the Sylvamo debt and the use of the cash proceeds from the debt issuances.

Accounts and Notes Receivable

In millions	September 30, 2021	December 31, 2020
Accounts and notes receivable, net:
Trade	$3,222	$2,776
Other	327	288
Total	$3,549	$3,064

The allowance for expected credit losses was $64 million and $76 million at September 30, 2021 and December 31, 2020, respectively. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

Inventories

In millions	September 30, 2021	December 31, 2020
Raw materials	$241	$268
Finished pulp, paper and packaging	1,156	1,091
Operating supplies	569	627
Other	87	64
Total	$2,053	$2,050

Plants, Properties and Equipment

Accumulated depreciation was $21.2 billion and $21.4 billion at September 30, 2021 and December 31, 2020, respectively. Depreciation expense was $302 million and $300 million for the three months ended September 30, 2021 and 2020, respectively, and $888 million and $902 million for the nine months ended September 30, 2021 and 2020, respectively.

Non-cash additions to plants, property and equipment included within accounts payable were $61 million and $41 million at September 30, 2021 and December 31, 2020, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $6 million received during the nine months ended September 30, 2021 and $40 million received during the nine months ended September 30, 2020.

Interest

Interest payments made during the nine months ended September 30, 2021 and 2020 were $357 million and $520 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Interest expense	$117	$148	$358	$467
Interest income	24	36	116	122
Capitalized interest costs	3	9	8	27

Asset Retirement Obligations

The Company had recorded liabilities of $135 million and $116 million related to asset retirement obligations at September 30, 2021 and December 31, 2020, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 32 years. Total lease cost was $73 million and $68 million for the three months ended September 30, 2021 and 2020, respectively, and $216 million and $202 million for the nine months ended September 30, 2021 and 2020, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets	$405	$459
Finance lease assets	Plants, properties and equipment, net (a)	87	95
Total leased assets		$492	$554
Liabilities
Current
Operating	Other current liabilities	$146	$148
Finance	Notes payable and current maturities of long-term debt	12	13
Noncurrent
Operating	Long-term lease obligations	263	315
Finance	Long-term debt	75	82
Total lease liabilities		$496	$558
(a)Finance leases are recorded net of accumulated amortization of $62 million and $53 million as of September 30, 2021 and December 31, 2020, respectively.

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

GPIP Monetization Transactions

Date	Transaction Type	Units	Proceeds	Pre-tax Gain	After-Tax Gain
In millions except units
2020 First Quarter	Units exchange	15,150,784	$250	$33	$25
2020 Third Quarter	Units exchange	17,399,414	250	—	—
2021 First Quarter	Units exchange and open market sale	24,588,316	397	33	25
2021 First Quarter	TRA			41	31
2021 Second Quarter	Units exchange and open market sale	22,773,077	402	64	48
2021 Second Quarter	TRA (a)			66	50

(a) The TRA entitles the Company to 50% of the amount of any tax benefits projected to be realized by GPIP upon the Company's exchange of its units. This amount is recorded in other receivables and is expected to be received within the next 12 months.

As of June 30, 2021, the Company no longer had an ownership interest in GPIP. The Company recorded equity earnings of $11 million for the three months ended September 30, 2020 and $4 million and $29 million for the nine months ended September 30, 2021 and 2020, respectively. There were no equity earnings recorded for the three months ended September 30, 2021. The Company received cash dividends from GPIP of $5 million and $16 million during the first nine months of 2021 and 2020, respectively.

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings (losses), net of taxes, of $95 million and $(33) million for the three months ended September 30, 2021 and 2020, respectively, and $245 million and $(5) million for the nine months ended September 30, 2021 and 2020, respectively. Foreign exchange gains (losses) included in equity earnings for the three months and nine months ended September 30, 2021, were not material and JSC Ilim Group had no U.S. dollar-denominated debt outstanding as of September 30, 2021. Equity earnings (losses) for the three months and nine months ended September 30, 2020, included after-tax foreign exchange losses of $55 million and $72 million, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. The Company received cash dividends from the joint venture of $144 million and $141 million during the first nine months of 2021 and 2020, respectively. At September 30, 2021 and December 31, 2020, the Company's investment in Ilim was $517 million and $393 million, respectively, which was $131 million and $127 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. Prior to the spin-off of the Printing Papers segment on October 1, 2021, the Company was party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchased, marketed and sold paper produced by JSC Ilim Group. Purchases under this agreement were $42 million and $41 million for the three months ended September 30, 2021 and 2020, respectively, and $125 million and $131 million for the nine months ended September 30, 2021 and 2020, respectively. The joint marketing agreement was conveyed to Sylvamo Corporation as part of the spin-off transaction on October 1, 2021.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	September 30, 2021	December 31, 2020
Current assets	$935	$739
Noncurrent assets	3,069	2,733
Current liabilities	711	674
Noncurrent liabilities	2,487	2,249
Noncontrolling interests	34	17

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Net sales	$729	$498	$1,993	$1,474
Gross profit	393	191	1,051	597
Income (loss) from continuing operations	190	(62)	498	7
Net income (loss)	182	(60)	481	7

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-months ended September 30, 2021:

In millions	Industrial Packaging		Global Cellulose Fibers	Printing Papers		Total
Balance as of January 1, 2021
Goodwill	$3,410		$52	$1,966		$5,428
Accumulated impairment losses	(296)		(52)	(1,765)		(2,113)
	3,114		—	201		3,315
Currency translation and other (a)	(5)		—	(8)		(13)
Goodwill additions/reductions	29	(b)	—	(57)	(c)	(28)
Accumulated impairment loss additions / reductions	—		—	—		—
Balance as of September 30, 2021
Goodwill	3,434		52	1,901		5,387
Accumulated impairment losses	(296)		(52)	(1,765)		(2,113)
Total	$3,138		$—	$136		$3,274

(a)Represents the effects of foreign currency translations.
(b)Reflects the box plant acquisitions in EMEA.
(c)Reflects the Kwidzyn sale.

Other Intangibles

Identifiable intangible assets comprised the following:

	September 30, 2021			December 31, 2020
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$552	$314	$238	$542	$294	$248
Tradenames, patents and trademarks, and developed technology	170	128	42	170	117	53
Land and water rights	8	2	6	8	2	6
Software	17	17	—	25	24	1
Other	14	10	4	19	10	9
Total	$761	$471	$290	$764	$447	$317

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Amortization expense related to intangible assets	$12	$17	$35	$43

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $389 million and $203 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $11 million during the next 12 months.
The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly-owned subsidiary of the Company. The Company received assessments for the tax years 2007-2015 totaling approximately $107 million in tax, and $351 million in interest, penalties, and fees as of September 30, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its position would be sustained.

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. This assessment pertains to a business that was conveyed to Sylvamo Corporation as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo Corporation, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. The Brazilian government may enact a tax amnesty program that would allow Sylvamo do Brasil Ltda. to resolve this dispute for less than the assessed amount. In addition, all decisions concerning the conduct of the litigation related to this matter, including strategy settlement, pursuit and abandonment, will continue to be made by the Company. Sylvamo will thus have no control over any decision related to this ongoing litigation. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, International Paper will establish a liability on the Company's balance sheet representing the initial fair value of the contingent obligation under the tax matters agreement. The Company's fair value estimate is in process and the Company is currently unable to quantify the liability to be recognized in the fourth quarter. It is possible the amount could be material.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Environmental

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. The Company has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $187 million ($195 million undiscounted) in the aggregate as of September 30, 2021. Other than as described below, completion of required remedial actions is not expected to have a material effect on our consolidated financial statements.

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
We have submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan May 7, 2021. With respect to the northern impoundment, although several key technical issues have been resolved, we still face significant challenges remediating this area in a cost-efficient manner and without a release to the environment and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. We are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability; however, we believe it is unlikely any adjustment would be material.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of September 30, 2021, the Company's total recorded liability with respect to pending and future asbestos-related claims was $112 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we do not believe additional material losses are probable.
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

Taxes Other Than Payroll Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us at that time, we determined an estimated refund was probable of being realized. As of March 31, 2021, we had recognized a receivable of $11 million based upon the authorities narrow interpretation. On May 13, 2021, the Brazilian Federal Supreme Court ruled again on the case. This ruling provides a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021, which brought the total receivable to $81 million as of June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million in Cost of Products sold and income of $28 million in Interest expense, net in the accompanying condensed consolidated statement of operations. A portion of this receivable has been consumed by offsetting various taxes payable. After giving effect to this offset, the ending balance of the total receivable is $48 million as of September 30, 2021. The issue is now considered fully resolved, and no further ruling by either the Brazilian Supreme Court or the Brazilian tax authorities is expected. This receivable pertains to a business that was conveyed to Sylvamo Corporation as of October 1, 2021, as part of our spin-off transaction.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

In August 2021, the Timber Notes of $4.8 billion and the Extension Loans of $4.2 billion related to the 2015 Financing Entities both matured. We settled the Extension Loans at their maturity with the proceeds from the Timber Notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that is expected to be paid in the fourth quarter of 2021.

As of September 30, 2021, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $815 million. The nature and timing of the income tax due related to these transactions is currently under review by the Internal Revenue Service.

Activity between the Company and the 2015 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Revenue (a)	$14	$24	$61	$71
Expense (a)	8	32	34	96
Cash receipts (b)	48	48	95	95
Cash payments (c)	24	64	38	128

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

As of September 30, 2021, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Revenue (a)	$5	$7	$18	$35
Expense (b)	6	8	18	36
Cash receipts (c)	1	5	4	28
Cash payments (d)	4	8	12	34

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for the three months and nine months ended September 30, 2021 and 2020, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three months and nine months ended September 30, 2021 and 2020, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2021, the Company had no borrowings outstanding under the program.

At September 30, 2021, International Paper’s credit facilities totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility. In June 2021, the Company extended the maturity date of the $1.5 billion credit facility from December 2022 to June 2026. The liquidity facilities also include up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program. In February of 2021, after considering the Company’s liquidity position in relation to the macroeconomic environment at such time, the Company amended the receivable securitization program from a committed financing arrangement to an uncommitted financing arrangement. In August of 2021, the Company amended the receivable securitization program to remove receivable balances related to Sylvamo. The borrowing limit of up to $550 million based on eligible receivables balances and the expiration date in April 2022 were unchanged by the February 2021 and August 2021 amendments. At September 30, 2021, there were no borrowings under either the bank facility or receivables securitization program.

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

In anticipation of the spin-off, Sylvamo incurred $1.5 billion in debt during the third quarter of 2021 with the proceeds to be used for a distribution to the Company and other expenses associated with the transaction. The Company was an obligor of the debt prior to the spin-off as Sylvamo was a wholly-owned subsidiary. Subsequent to the distribution of the net assets, the Company was no longer an obligor of the Sylvamo debt. The $1.5 billion of borrowings is comprised of $450 million of 7.00% senior unsecured notes due 2029 issued in September 2021. It is also comprised of the senior secured credit facility that Sylvamo entered into in September 2021 which consisted of $450 million of borrowings related to its term loan “B” facility, $520 million of borrowings related to its term loan “F” facility, and the $100 million draw on its revolving credit facility which has a capacity of $450 million.

The Company's early debt reductions in the third quarter of 2021 were a debt tender in August 2021 of approximately $200 million related to debt with an interest rate of 3.55% and a maturity date of 2029.

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

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2021, we were in compliance with our debt covenants.

At September 30, 2021, the fair value of International Paper’s $8.5 billion of debt was approximately $10.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company, International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2021	December 31, 2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts (USD)	$108	$85
Foreign exchange contracts (EUR)	—	187
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.3	0.2

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$(4)	$(4)	$3	$(34)
Total	$(4)	$(4)	$3	$(34)
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$6	$—	$18	$—
Interest rate contracts	—	—	—	24
Total	$6	$—	$18	$24

During the next 12 months, the amount of the September 30, 2021 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $2 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$8	$(6)	$9	$(26)	Cost of products sold
Total	$8	$(6)	$9	$(26)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$—	$—	$38	Interest expense, net
Debt	—	—	—	(38)	Interest expense, net
Total	$—	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	—	1	—	2	Net (gain) losses on sales and impairments of businesses
Total	$—	$1	$—	$2
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$6	$1	$13	$(2)	Cost of products sold
Foreign exchange contracts	5	—	(1)	—	Cost of products sold
Total	$11	$1	$12	$(2)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets				Liabilities
In millions	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
Derivatives designated as hedging instruments
Foreign exchange contracts – cash flow	$3		$5		$5		$8
Total derivatives designated as hedging instruments	3		5		5		8
Derivatives not designated as hedging instruments
Electricity contract	11		—		—		1
Total derivatives not designated as hedging instruments	11		—		—		1
Total derivatives	$14	(a)	$5	(b)	$5	(c)	$9	(d)

(a)Includes $13 million recorded in Other current assets and $1 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.
(b)Included in Other current assets in the accompanying consolidated balance sheet.
(c)Includes $4 million recorded in Other current liabilities and $1 million recorded in Other liabilities in the accompanying consolidated balance sheet.
(d)Includes $7 million recorded in Other current liabilities and $2 million recorded in Other liabilities in the accompanying consolidated balance sheet.

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

In advance of the spin-off of the Printing Papers segment into a standalone, publicly-traded company, Sylvamo, a legally separate Sylvamo Pension Plan was established to transfer both pension liabilities and qualified pension assets for the approximately 900 active qualified pension participants who transitioned to Sylvamo. Effective September 1, 2021, the Retirement Plan of International Paper (“IP Pension Plan”) and the Sylvamo Pension Plan were legally separated and remeasured as of that date. The remeasurement resulted in a net asset balance of $520 million for the IP Pension Plan, which has been classified as part of the Pension Assets balance on the Consolidated Balance Sheet. Based on the September 1, 2021 remeasurement, the IP Pension Plan completed the transfer of approximately $286 million in projected benefit obligation and approximately $263 million in qualified pension assets to the Sylvamo Pension Plan.

Net periodic pension (income) expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Service cost	$26	$21	$78	$64
Interest cost	84	98	251	294
Expected return on plan assets	(177)	(167)	(543)	(501)
Actuarial loss	35	51	114	152
Amortization of prior service cost	5	5	16	15
Net periodic pension (income) expense	$(27)	$8	$(84)	$24

The components of net periodic pension (income) expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2021 or 2020. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $16 million for the nine months ended September 30, 2021.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2021, 7.6 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Total stock-based compensation expense (selling and administrative)	$42	$17	$103	$48
Income tax benefits related to stock-based compensation	(2)	1	13	18

At September 30, 2021, $107 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

Performance Share Plan

During the first nine months of 2021, the Company granted 2.0 million performance units at an average grant date fair value of $53.15.

NOTE 21 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging, Global Cellulose Fibers and Printing Papers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment into a standalone, publicly-traded company, Sylvamo Corporation. As a result of the spin-off, the Company no longer operated this Printing Papers segment effective October 1, 2021, and all current and historical financial results will be adjusted to reflect the Printing Papers segment as a discontinued operation in the fourth quarter of 2021. In addition, certain limited historical and ongoing business activities will be included in our Industrial Packaging and Global Cellulose Fibers segments.

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

Net sales by business segment for the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Industrial Packaging	$4,087	$3,768	$12,096	$11,220
Global Cellulose Fibers	729	564	1,981	1,737
Printing Papers	846	743	2,473	2,234
Corporate and Intersegment Sales	52	48	143	150
Net Sales	$5,714	$5,123	$16,693	$15,341

Operating profit (loss) by business segment for the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Industrial Packaging	$429	$469	$1,284	$1,388
Global Cellulose Fibers	96	(59)	24	(123)
Printing Papers	106	63	262	148
Business Segment Operating Profits	$631	473	$1,570	$1,413

Earnings (loss) before income taxes and equity earnings	$916	$282	$1,747	$527
Interest expense, net	93	112	242	345
Noncontrolling interests adjustment	(1)	—	(3)	—
Corporate expenses, net	12	(20)	44	9
Corporate net special items	11	108	81	195
Business net special items	(349)	2	(385)	368
Non-operating pension expense (income)	(51)	(11)	(156)	(31)
Business Segment Operating Profits	$631	$473	$1,570	$1,413

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
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $864 million ($2.20 per diluted share) in the third quarter of 2021, compared with $432 million ($1.09 per diluted share) in the second quarter of 2021 and $204 million ($0.52 per diluted share) in the third quarter of 2020. International Paper generated Adjusted operating earnings attributable to International Paper common shareholders (a non-GAAP measure defined below) of $532 million ($1.35 per diluted share) in the third quarter of 2021, compared with $421 million ($1.06 per diluted share) in the second quarter of 2021 and $280 million ($0.71 per diluted share) in the third quarter of 2020.

During the third quarter 2021, International Paper grew revenue, margins and earnings, and generated strong cash from operations. The strong demand environment in the second quarter 2021 continued in the third quarter, with strong demand for corrugated packaging and solid demand for absorbent pulp. Our Industrial Packaging and Global Cellulose Fibers businesses made strong progress on price realization from prior price increases in the third quarter to mitigate the impact of a very challenging supply chain and input cost environment. Input costs affected results much more than anticipated in the third quarter, mostly due to higher fiber and energy costs. The widespread supply chain constraints limited our ability to capture the full opportunity that comes with the strong demand environment. Our mills performed well; however, stretched supply chains constrained volumes in our Industrial Packaging and Global Cellulose Fibers businesses. Additionally, due to labor market constraints, we have had to increase overtime while we try to hire additional permanent employees. This has led to higher labor costs, particularly at our converting facilities. Containerboard inventories in our packaging network improved in the latter part of the third quarter, putting us in a much healthier position as we enter the seasonally stronger fourth quarter. With respect to capital allocation, in the third quarter, we reduced debt by approximately $235 million and returned $411 million to shareholders through dividends of $199 million and share repurchases of $212 million.

Finally, the Printing Papers business delivered strong performance and carried good momentum in the third quarter, ahead of the spin-off of the business, which was completed on October 1, 2021. In consideration for the Printing Papers business spin-off, International Paper received a payment of $1.4 billion from Sylvamo and retained a 19.9% interest in the new company, which we intend to monetize within one year.

Comparing our performance in the third quarter 2021 to the second quarter 2021, price and mix improved, driven by strong realization of prior price increases across the three businesses. Input costs were a significant headwind in the third quarter, increasing by more than two times what we had anticipated, mostly due to higher fiber and energy costs. Volumes decreased sequentially. Supply chain constraints limited our ability to capture the full benefit of a strong demand backdrop. In our Global Cellulose Fibers business, demand for absorbent pulp remains solid; however, shipments were constrained by significant port congestion. Our mills performed well and we also benefited from one-time items in the third quarter, including insurance recovery in the Industrial Packaging business related to the winter storms early in the year and the sale of nitrogen credits in the Global Cellulose Fibers business. These one-time benefits were largely offset by higher unplanned maintenance in Industrial Packaging and higher supply chain costs in Global Cellulose Fibers. We continue to be impacted by a highly stressed supply chain environment that is affecting both inbound materials and outbound shipments. Every mode of transportation is tight, and is expected to remain so for the foreseeable future. Planned maintenance outage costs decreased sequentially as expected. Our Ilim joint venture delivered another strong performance with equity earnings of $95 million.

Looking ahead to the fourth quarter 2021, as compared to the third quarter of 2021, in our Industrial Packaging business, we expect higher price and mix primarily on the realization of our August 2021 price increases in North America, partially offset by mix as we start to recover some export backlogs. Volume is expected to improve sequentially on higher seasonal demand despite three fewer shipping days in the fourth quarter. Operations and costs are expected to improve moderately. Supply chains are expected to remain stretched, however, our North America packaging network will benefit from improved containerboard inventory levels, as planned. Maintenance outage expense is expected to be relatively flat. Input costs are expected to increase, driven primarily by higher average costs for fiber and energy. In our Global Cellulose Fibers business, we expect price and mix to be stable. Volume is expected to decrease modestly, primarily due to persistent port congestion, which is expected to impact absorbent pulp shipments again in the fourth quarter. Operations and costs are expected to be unfavorable due to the non-repeat of the previously mentioned nitrogen credit sales in the third quarter. Maintenance outage expenses are expected increase while input costs are expected to increase on higher wood fiber and energy costs. Equity earnings from our Ilim joint venture are expected decrease modestly.

Finally, following the completion of the Printing Papers spin-off on October 1, 2021, the historical results of the business will be treated as a discontinued operation with a full recast of previously presented periods to reflect this treatment. Third quarter earnings included $134 million of Business Segment Operating Profit attributed to the Sylvamo spin-off and Kwidzyn mill, which are no longer part of International Paper in the fourth quarter.

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. During the third quarter of 2021, the number of COVID-19 cases and deaths increased in the United States and numerous other countries, and restrictive measures, including mask and vaccine requirements, have been implemented or reinstituted by various governmental authorities and private businesses. Economic recovery in the United States has continued but may be threatened by the resurgence of COVID-19 cases and other factors. Most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational.

The pandemic has had a mixed impact on demand for our products. Initially, demand for printing papers products was significantly impacted by the pandemic, but has seen a steady increase over the first nine months of 2021. Demand for our pulp, containerboard and corrugated box products has not been negatively impacted and in some cases has been positively impacted by COVID-19 to date. However, all of our operations continue to experience higher supply chain costs and a constrained transportation environment due in part to the impacts of COVID-19.

There continue to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the resurgence of new variants of the virus in many areas globally; the additional actions taken by governmental authorities and private businesses, including mask and vaccine requirements, to attempt to contain the COVID-19 outbreak or to mitigate its impact; the efficacy, acceptance and availability of various vaccines and booster shots, as well as the possibility that strains of the virus may be resistant to current available vaccines; and the impact of COVID-19 on economic conditions, including with respect to labor market conditions, economic activity, consumer behavior, supply chain shortages and disruptions and inflationary pressures. COVID-19 has had a significant adverse effect on portions of our business, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

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

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2021	2020	2021
Net Earnings (Loss) Attributable to International Paper Company	$864	$204	$432
Add Back - Non-operating pension expense (income)	(51)	(11)	(52)
Add Back - Net special items expense (income)	(330)	109	23
Income tax effect - Non-operating pension and net special items expense	49	(22)	18
Adjusted Operating Earnings (Loss) Attributable to International Paper Company	$532	$280	$421

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2021	2020	2021
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$2.20	$0.52	$1.09
Add Back - Non-operating pension expense (income) per share	(0.13)	(0.03)	(0.13)
Add Back - Net special items expense (income) per share	(0.84)	0.28	0.06
Income tax effect per share - Non-operating pension and net special items expense	0.12	(0.06)	0.04
Adjusted Operating Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders	$1.35	$0.71	$1.06

Cash provided by operations totaled $1.9 billion and $2.3 billion for the first nine months of 2021 and 2020, respectively. The Company generated free cash flow of approximately $1.6 billion in each of the first nine months of 2021 and 2020. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2021	2020
Cash provided by operations	$1,923	$2,274
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(348)	(657)
Free Cash Flow	$1,575	$1,617

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

RESULTS OF OPERATIONS
For the third quarter of 2021, International Paper reported net sales of $5.7 billion, compared with $5.6 billion in the second quarter of 2021 and $5.1 billion in the third quarter of 2020.
Net earnings (loss) attributable to International Paper totaled $864 million, or $2.20 per diluted share, in the third quarter of 2021. This compared with $432 million, or $1.09 per diluted share, in the second quarter of 2021 and $204 million, or $0.52 per diluted share, in the third quarter of 2020.

Net Earnings (Loss) Attributable to International Paper Company
(after tax, in millions)

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$432
$171
($24)
$9
($182)
$134
($2)
($10)
$0
$15
$322
($1)
$864
Q2 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2021

Compared with the second quarter of 2021, earnings benefited from higher average sales prices and a favorable mix ($171 million), lower operating costs ($9 million), lower mill maintenance outage costs ($134 million) and lower tax expense ($15 million). These benefits were offset by lower sales volumes ($24 million), higher raw material and freight costs ($182 million), higher corporate and other items ($2 million) and higher non-operating pension expense ($1 million). Net interest expense was flat. Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $10 million lower than in the second quarter of 2021. Net special items in the third quarter of 2021 were a gain of $294 million compared with a loss of $28 million in the second quarter of 2021.

Compared with the third quarter of 2020, the third quarter of 2021 reflects higher average sales prices and a favorable mix ($478 million), higher sales volumes ($2 million), lower mill maintenance outage costs ($54 million), lower net interest expense ($23 million), lower tax expense ($6 million) and lower non-operating pension expense ($31 million). These benefits were offset by higher operating costs ($83 million), higher raw material and freight costs ($325 million) and higher corporate and other costs ($25 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A., Graphic Packaging International Partners, LLC, and other investments were $122 million higher in the third quarter of 2021 than in the third quarter of 2020. Net special items in the third quarter of 2021 were a gain of $294 million compared with a loss of $83 million in the third quarter of 2020.
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

In the third quarter, International Paper operated in three segments: Industrial Packaging, Global Cellulose Fibers and Printing Papers. As of October 1, 2021, the Company completed the spin-off of its Printing Papers segment into a standalone, publicly- traded company, Sylvamo Corporation.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2021	2020	2021
Net Earnings (Loss) Attributable to International Paper Company	$864	$204	$432
Add back (deduct):
Income tax provision (benefit)	146	50	102
Equity (earnings) loss, net of taxes	(94)	28	(104)
Noncontrolling interests, net of taxes	—	—	2
Earnings (Loss) Before Income Taxes and Equity Earnings	916	282	432
Interest expense, net	93	112	57
Noncontrolling interests included in operations	(1)	—	(1)
Corporate expenses, net	12	(20)	7
Corporate net special items	11	108	101
Business net special items	(349)	2	(50)
Non-operating pension expense (income)	(51)	(11)	(52)
Adjusted Operating Profit	$631	$473	$494
Business Segment Operating Profit (Loss):
Industrial Packaging	$429	$469	$408
Global Cellulose Fibers	96	(59)	10
Printing Papers	106	63	76
Total Business Segment Operating Profit	$631	$473	$494

Business Segment Operating Profit

Total business segment operating profits were $631 million in the third quarter of 2021, $494 million in the second quarter of 2021 and $473 million in the third quarter of 2020.

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$494
$216
$(30)
$12
$(231)
$170
$631
Q2 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2021

Compared with the second quarter of 2021, operating profits benefited from higher average sales prices and a favorable mix ($216 million), lower operating costs ($12 million) and lower mill outage costs ($170 million). These benefits were offset by lower sales volumes ($30 million) and higher raw material and freight costs ($231 million).

Business Segment Operating Profit (in millions)
$1,200
$1,000
$800
$600
$400
$200
$0
$473
$591
$3
$(102)
$(401)
$67
$631
Q3 2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2021

Compared with the third quarter of 2020, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($591 million) and higher sales volumes ($3 million) and lower mill outage costs ($67 million). These benefits were offset by higher operating costs ($102 million) and higher raw material and freight costs ($401 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2021	2020	2021	2020
Industrial Packaging
Corrugated Packaging (b)	2,689	2,705	8,106	7,900
Containerboard	710	760	2,118	2,370
Recycling	521	541	1,647	1,630
Saturated Kraft	45	36	140	123
Gypsum/Release Kraft	56	50	179	154
Bleached Kraft	5	7	18	22
EMEA Packaging (b)	334	374	1,179	1,190
Brazilian Packaging (b)	—	98	—	271
European Coated Paperboard	56	102	267	308
Industrial Packaging	4,416	4,673	13,654	13,968
Global Cellulose Fibers (in thousands of metric tons) (c)	856	886	2,605	2,752
Printing Papers
U.S. Uncoated Papers	379	336	1,104	998
European and Russian Uncoated Papers	248	298	882	929
Brazilian Uncoated Papers	275	208	801	598
Printing Papers	902	842	2,787	2,525

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American, European and Brazilian volumes and internal sales to mills.
Income Taxes
An income tax provision of $146 million was recorded for the third quarter of 2021 and the reported effective income tax rate was 16%. Excluding expense of $36 million related to the tax effects of net special items and expense of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 18% for the quarter.
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
Interest Expense
Net interest expense was $93 million in the third quarter of 2021, compared with $57 million in the second quarter of 2021 and $112 million in the third quarter of 2020. Net interest expense includes interest expense of $8 million, interest income of $28 million and interest income of $1 million for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively, related to a foreign value-added tax credit accrual.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	September 30,							June 30,
	2021			2020				2021
In millions	Before Tax	After Tax		Before Tax		After Tax		Before Tax	After Tax
Business Segments
Foreign value-added tax credit accrual	$7	$5	(a)	$—		$—		$(42)	$(28)	(a)
Printing Papers spin-off	4	4	(a)	—		—		—	—
Environmental remediation reserve adjustment	—	—		7		6	(a)	—	—
Gain on sale of Kwidzyn, Poland mill	(360)	(350)	(a)	—		—		—	—
EMEA Packaging impairment - Turkey	—	—		—		—		(8)	(2)	(b)
Brazil Packaging impairment	—	—		(4)	`	(2)	(b)	—	—
Other	—	—		(1)		(1)	(c)	—	—
Business Segments Total	(349)	(341)		2		3		(50)	(30)
Corporate
Debt extinguishment costs	35	26		105		79		170	128
Printing Papers spin-off / Building a Better IP	53	47		—		—		28	23
Environmental remediation reserve adjustment	5	4		—		—		5	3
Real estate - office impairment	—	—		—		—		21	16
Gain on sale of La Mirada, California distribution center	(86)	(65)		—		—		—	—
Gain on sale of equity investment in Graphic Packaging	—	—		—		—		(130)	(98)
Other	4	3		3		2		7	5
Corporate Total	11	15		108		81		101	77
Total net special items	(338)	(326)		110		84		51	47
Non-operating pension expense (income)	(51)	(38)		(11)		(7)		(52)	(39)
Total net special items and non-operating pension expense (income)	$(389)	$(364)		$99		$77		$(1)	$8

(a) Recorded in the Printing Papers segment.
(b) Recorded in the Industrial Packaging segment.
(c) Includes a charge of $1 million (before and after taxes) recorded in the Industrial Packaging segment and income of $2 million (before and after taxes) recorded in the Printing Papers segment.

Net special items include the following tax expenses (benefits):

	Three Months Ended
	September 30,		June 30,
In millions	2021	2020	2021
Foreign and state taxes related to Printing Papers spin-off	$27	$—	$—
Total	$27	$—	$—

Details of net special items and non-operating pension expense for the nine months ended are as follows:

	Nine Months Ended September 30,

	2021			2020
In millions	Before Tax	After Tax		Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$12	$10	(a)	$—	$—
Printing Papers spin-off	4	4	(c)	—	—
Brazil Packaging impairment	—	—		349	342	(a)
Abandoned property removal	—	—		14	11	(b)
Environmental remediation reserve adjustment	—	—		7	6	(c)
Riverdale mill conversion	—	—		1	1	(c)
Gain on sale of Kwidzyn, Poland mill	(360)	(350)	(c)	—	—
Foreign value-added tax credit accrual	(35)	(23)	(c)	(2)	(1)	(a)
EMEA Packaging impairment - Turkey	(6)	—	(a)	—	—
Other	—	—		$(1)	$(1)	(d)
Business Segments Total	(385)	(359)		$368	$358
Corporate
Debt extinguishment costs	223	168		131	98
Printing Papers spin-off / Building a Better IP	106	90		—	—
Real estate - office impairment	21	16		—	—
Environmental remediation reserve adjustment	10	7		41	31
Asbestos litigation reserve adjustment	—	—		43	33
India transaction	—	—		11	11
Gain on sale of equity investment in Graphic Packaging	(204)	(154)		(33)	(25)
Gain on sale of La Mirada, California distribution center	(86)	(65)		—	—
Other	11	8		2	1
Corporate Total	81	70		$195	$149
Total net special items	(304)	(289)		563	507
Non-operating pension expense (income)	(156)	(117)		(31)	(23)
Total net special items and non-operating pension expense (income)	$(460)	$(406)		$532	$484

(a) Recorded in the Industrial Packaging segment.
(b) Includes $9 million ($7 million after taxes) for the nine months ended September 30, 2020 recorded in the Industrial Packaging segment and $5 million ($4 million after taxes) for the nine months ended September 30, 2020 recorded in the Global Cellulose Fibers segment.
(c) Recorded in the Printing Papers segment.
(d)    Includes income of $2 million (before and after taxes) recorded in the Printing Papers segment and charges of $1 million (before and after taxes) recorded in the Industrial Packaging segment.

Net special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30,
In millions	2021	2020
Foreign and state taxes related to Printing Papers spin-off	$27	$—
Total	$27	$—

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$4,087	$4,056	$12,096	$3,768	$3,633	$11,220
Operating Profit (Loss)	$429	$408	$1,284	$469	$449	$1,388

Industrial Packaging net sales for the third quarter of 2021 were 1% higher compared with the second quarter of 2021 and 8% higher compared with the third quarter of 2020. Operating profit was 5% higher in the third quarter of 2021 compared with the second quarter of 2021 and 9% lower compared with the third quarter of 2020.

North American Industrial Packaging	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,738	$3,587	$10,810	$3,351	$3,241	$9,947
Operating Profit (Loss)	$418	$377	$1,190	$455	$434	$1,326

(a)Includes intra-segment sales of $34 million and $31 million for the three months ended September 30, 2021 and 2020, respectively; $27 million and $31 million for the three months ended June 30, 2021 and 2020, respectively; and $87 million and $94 million for the nine months ended September 30, 2021 and 2020, respectively.
North American Industrial Packaging sales volumes in the third quarter of 2021 were lower compared to the second quarter of 2021, reflecting lower shipments for boxes and domestic containerboard partially offset by higher shipments for export containerboard. Box shipments were impacted by constrained containerboard availability as supply chains remain stretched. Total maintenance and economic downtime was about 202,000 tons lower in the third quarter of 2021 compared with the second quarter of 2021, driven by lower maintenance downtime. Average sales margins were significantly higher reflecting higher average sales prices for boxes and export containerboard. Operating costs were lower, driven by strong mill operations partially offset by higher converting costs. Planned maintenance downtime costs were $123 million lower in the third quarter of 2021 compared with the second quarter of 2021. Input costs were substantially higher, primarily for wood, recovered fiber and energy.
Compared with the third quarter of 2020, sales volumes were lower in the third quarter of 2021 for export containerboard partially offset by higher shipments for domestic containerboard. Sales volumes for boxes were slightly lower reflecting the impact of the challenging supply chain environment. Total maintenance and economic downtime was about 40,000 tons lower in the third quarter of 2021, driven by lower maintenance downtime. Export containerboard and box prices were significantly higher reflecting previous price increases. Operating costs increased, driven by inflation and increased converting and transportation costs. Planned maintenance downtime costs were $17 million lower in the third quarter of 2021 compared with the third quarter of 2020. Input costs were significantly higher driven by recovered fiber, energy, chemicals and wood.
Entering the fourth quarter of 2021, sales volumes for boxes and export containerboard are expected to be higher compared to the third quarter of 2021. Average sales margins are also expected to be higher, reflecting previous price increases. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be $4 million higher in the fourth quarter of 2021 compared with the third quarter of 2021. Input costs are expected to be higher primarily for recovered fiber, energy and chemicals.

EMEA Industrial Packaging	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$331	$394	$1,121	$306	$297	$953
Operating Profit (Loss)	$(4)	$12	$34	$3	$5	$18

EMEA Industrial Packaging sales volumes for boxes in the third quarter of 2021 were lower compared with the second quarter of 2021 driven by seasonally lower volumes in Morocco. Average sales margins for boxes were lower reflecting increased containerboard costs, partially offset by higher box prices. Operating costs were lower. Planned maintenance downtime costs were $2 million higher in the third quarter of 2021 compared with the second quarter of 2021. Input costs were higher, primarily for recovered fiber and energy. The company completed the sale of its business in Turkey during the second quarter of 2021.

Compared with the third quarter of 2020, sales volumes in the third quarter of 2021 were higher, reflecting recovery of the impacts of the COVID-19 pandemic. Average sales margins for boxes were lower driven by higher containerboard costs. Average sales margins for containerboard were higher reflecting higher sales prices. Operating costs improved reflecting strong operations and cost management. Planned maintenance downtime were $1 million lower in the third quarter of 2021 compared with the third quarter of 2020. Input costs were higher, primarily for recovered fiber and energy. Earnings benefited from the recent box plant acquisitions in Spain.

Looking ahead to the fourth quarter of 2021, sales volumes for boxes are expected to be higher. Average sales margins are expected to be lower due to continued rising containerboard pricing. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $1 million lower in the fourth quarter of 2021 compared with the third quarter of 2021. Input costs are expected to be higher due to rising energy costs.

Brazilian Industrial Packaging	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$—	$—	$—	$52	$42	$148
Operating Profit (Loss)	$—	$—	$—	$—	$(2)	$(3)
On March 29, 2020 International Paper announced that it had entered into an agreement to sell its Brazilian Industrial Packaging business. The transaction closed October 14, 2020.

European Coated Paperboard	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$52	$102	$252	$90	$84	$266
Operating Profit (Loss)	$15	$19	$60	$11	$12	$47
On August 6, 2021 International Paper completed the sale of our Kwidzyn, Poland mill, which included our coated paperboard business in Europe. The third quarter of 2021 reflects one month of coated paperboard sales and operating profit in Europe. The discussion below focuses on our remaining coated paperboard business in Russia.
European Coated Paperboard sales volumes in the third quarter of 2021 compared with the second quarter of 2021 were higher. Average sales margins were flat reflecting higher average sales prices offset by an unfavorable mix. Operating costs were stable. Planned maintenance downtime costs were $5 million lower in the third quarter of 2021 compared with the second quarter of 2021 in Russia. Input costs were flat.
Compared with the third quarter of 2020, sales volumes were lower. Average sales margins were higher reflecting higher average sales prices and a favorable mix. Operating costs were flat. There were no planned maintenance downtime outages in either the third quarter of 2021 or the third quarter of 2020 in Russia. Input costs were slightly higher primarily for wood and chemicals.
On October 1, 2021, International Paper successfully completed the spin-off of our global papers business, including our remaining coated paperboard business in Russia, into a standalone, publicly traded company named Sylvamo Corporation.
Global Cellulose Fibers

Total Global Cellulose Fibers	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$729	$671	$1,981	$564	$605	$1,737
Operating Profit (Loss)	$96	$10	$24	$(59)	$(10)	$(123)

Global Cellulose Fibers net sales in the third quarter of 2021 were 9% higher compared with the second quarter of 2021 and 29% higher than in the third quarter of 2020. Operating profit in the third quarter of 2021 improved significantly compared to both the second quarter of 2021 and the third quarter of 2020.
On August 6, 2021 International Paper completed the sale of our Kwidzyn, Poland mill, including its cellulose fibers business. The third quarter of 2021 reflects one month of the Kwidzyn, Poland mill sales and operating profit. On October 1, 2021, International Paper successfully completed the spin-off of our global papers business, including our cellulose fibers business in France and Russia, into a standalone, publicly traded company named Sylvamo Corporation.
Sales volumes in the third quarter of 2021 compared with the second quarter of 2021 were flat and continue to be impacted by shipping delays due to significant port congestion in the U.S. Total maintenance and economic downtime was about 28,000 tons lower in the third quarter of 2021 compared with the second quarter of 2021 due to maintenance downtime. Average sales margins improved significantly, reflecting flow through of previous sales price increases and an improved product mix. Operating costs were lower, partially offset by higher distribution costs reflecting the challenging export supply chain environment. Planned maintenance downtime costs in the third quarter of 2021 were $18 million lower compared with the second quarter of 2021. Input costs were higher, primarily for wood, chemicals and energy.
Compared with the third quarter of 2020, sales volumes in the third quarter of 2021 were higher but were impacted by the shipping delays due to port congestion. Total maintenance and economic downtime was about 80,000 tons lower in the third quarter of 2021, driven by maintenance and economic downtime. Average sales prices were significantly higher for both fluff and market pulp. Operating costs were higher due to inflation. Distribution costs were also higher. Planned maintenance downtime costs in the third quarter of 2021 were $26 million lower compared with the third quarter of 2020. Input costs were higher primarily for wood, chemicals and energy.
Entering the fourth quarter of 2021, sales volumes are expected to be slightly lower. Average sales margins are expected to be stable. Planned maintenance downtime costs in the fourth quarter of 2021 are expected to be $36 million higher compared with the third quarter of 2021. Operating costs are expected to be seasonally higher. Input costs are expected to increase for wood, chemicals and energy.
Printing Papers

Total Printing Papers	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$846	$846	$2,473	$743	$583	$2,234
Operating Profit (Loss)	$106	$76	$262	$63	$(11)	$148

On October 1, 2021, International Paper successfully completed the spin-off of our global papers business into a standalone, publicly traded company named Sylvamo Corporation.

Printing Papers net sales for the third quarter of 2021 were flat compared with the second quarter of 2021 and 14% higher than in the third quarter of 2020. Operating profit in the third quarter of 2021 was 39% higher compared with the second quarter of 2021 and 68% higher compared with the third quarter of 2020.

North American Papers	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$425	$410	$1,201	$362	$265	$1,073
Operating Profit (Loss)	$45	$18	$78	$31	$(23)	$31

North American Papers sales volumes in the third quarter of 2021 were flat compared with the second quarter of 2021. Total maintenance and economic downtime was about 9,000 tons lower in the third quarter of 2021 compared with the second quarter of 2021 due to maintenance downtime. Average sales margins improved reflecting higher sales prices. Operating costs were lower reflecting strong mill operations. Planned maintenance downtime costs were $19 million lower in the third quarter of 2021, compared with the second quarter of 2021. Input costs were higher, primarily for wood, energy and chemicals.
Compared with the third quarter of 2020, sales volumes in the third quarter of 2021 were higher reflecting demand recovery from the COVID-19 pandemic. Total maintenance and economic downtime was about 78,000 tons lower in the third quarter of 2021 compared with the third quarter of 2020 primarily due to economic downtime. Average sales margins were higher, driven by higher average sales prices. Operating costs were lower. Planned maintenance downtime costs were $6 million lower in the third quarter of 2021 compared with the third quarter of 2020. Input costs were higher, primarily for wood, energy and chemicals.

European Papers	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$218	$255	$723	$232	$209	$728
Operating Profit (Loss)	$16	$15	$53	$17	$13	$71
On August 6, 2021 International Paper completed the sale of our Kwidzyn, Poland mill. The third quarter of 2021 reflects one month of the Kwidzyn, Poland mill sales and operating profit.
European Papers sales volumes for uncoated freesheet paper in the third quarter of 2021, compared with the second quarter of 2021, were higher in Russia and flat in Europe. Average sales margins for uncoated freesheet paper were higher in Europe reflecting higher average sales prices. In Russia, average sales margins were stable. Operating costs were higher in both regions. Excluding Kwidzyn, planned maintenance downtime costs were $8 million lower in the third quarter of 2021 compared to the second quarter of 2021. Input costs were higher in both regions, primarily for energy in Europe and packaging in Russia. Earnings benefited from favorable foreign currency impacts, primarily in Russia.
Sales volumes for uncoated freesheet paper in the third quarter of 2021 compared with the third quarter of 2020 were higher in both Europe and Russia, reflecting recovery of the significant decline in demand due to the COVID-19 pandemic. Earnings in both regions were negatively impacted by economic downtime in the third quarter of 2020 driven by the COVID-19 pandemic. Average sales margins for uncoated freesheet paper were lower in Europe reflecting lower average sales prices and an unfavorable mix. In Russia, average sales margins were higher driven by higher average sales prices. Operating costs were higher in both regions. Excluding Kwidzyn, planned maintenance downtime costs were flat compared with the third quarter of 2020. Input costs were higher in both regions, primarily for energy in Europe and packaging in Russia.

Brazilian Papers	2021			2020
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$200	$189	$557	$150	$108	$434
Operating Profit (Loss)	$45	$43	$131	$15	$(1)	$46

(a)Includes intra-segment sales of $(3) million and $1 million for the three months ended September 30, 2021 and 2020, respectively; $8 million and $(1) million for the three months ended June 30, 2021 and 2020, respectively; and $8 million and $1 for the nine months ended September 30, 2021 and 2020, respectively.
Brazilian Papers sales volumes in the third quarter of 2021, compared with the second quarter of 2021, were higher for both domestic and export shipments of uncoated freesheet paper. Average sales margins improved driven by higher domestic and export sales prices and a favorable geographic mix. Operating costs were slightly higher. Planned maintenance outage downtime costs were $7 million higher in the third quarter of 2021 compared with the second quarter of 2021. Input costs were higher primarily for purchased pulp, chemicals and energy.
Compared with the third quarter of 2020, sales volumes for uncoated freesheet paper in the third quarter of 2021 increased in both domestic and export markets reflecting recovery from the negative demand impact of the COVID-19 pandemic. Average sales margins were higher reflecting higher average domestic and export sales prices and a favorable geographic mix. Operating costs were slightly higher. Planned maintenance outage expenses were $5 million higher in the third quarter of 2021 compared with the third quarter of 2020. Input costs were higher, primarily for purchased pulp, chemicals and energy.
Equity Earnings, Net of Taxes – Ilim
International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment whose primary operations are in Russia. The Company recorded equity earnings (loss), net of taxes, of $95 million in the third quarter of 2021, compared with $101 million in the second quarter of 2021 and $(33) million in the third quarter of 2020. In the second and third quarters of 2021, the foreign exchange gains and losses included in equity earnings were not material and Ilim Group had no US dollar-denominated debt outstanding at September 30, 2021.
Compared with the second quarter of 2021, sales volumes in the third quarter of 2021 were 8% lower overall, primarily for sales of softwood pulp in China, other export markets and Russia, and sales of hardwood pulp in China. Containerboard sales in China and Russia were slightly lower, but increased in other export markets. Average sales margins increased for softwood pulp and containerboard in all markets. Average sales margins for hardwood pulp were relatively flat in China, but increased in Russia and other export markets. Input costs for fuel and chemicals were higher. Following maintenance outages at the Ust-Ilimsk, Bratsk and Koryazhma mills in the third quarter of 2021, repair and maintenance expenses increased. Distribution costs were higher primarily due to the global shortage of shipping containers and increased tariffs.
Compared with the third quarter of 2020, sales volumes in the third quarter of 2021 decreased overall by 5%, primarily for sales of softwood pulp and hardwood pulp in China, partially offset by higher sales of softwood pulp and hardwood pulp in Russia. Sales of containerboard in China and other export markets were higher, but declined in Russia. Average sales margins for softwood pulp, hardwood pulp and containerboard increased in all regions. Input costs, primarily for wood, fuel and chemicals were higher. Distribution costs increased. An after-tax foreign exchange net loss of $55 million primarily on the remeasurement of U.S. dollar denominated net debt was recorded in the third quarter of 2020.
Looking forward to the fourth quarter of 2021, sales volumes are expected to increase. Based on pricing to date in the current quarter, average sales margins are projected to decrease compared with the third quarter of 2021. Repair and maintenance costs will decrease as there are no scheduled mill outages in the fourth quarter. Input costs for wood are expected to be moderately higher. Distribution costs are projected to increase.

Equity Earnings – GPIP
There were no Graphic Packaging equity earnings in the third quarter of 2021, compared with $3 million in the second quarter of 2021 and $11 million in the third quarter of 2020. As of June 30, 2021, the Company no longer had an ownership interest in GPIP.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.9 billion for the first nine months of 2021, compared with $2.3 billion for the comparable 2020 nine-month period.

Investments in capital projects, net of insurance recoveries, totaled $348 million in the first nine months of 2021, compared to $657 million in the first nine months of 2020. Full-year 2021 capital spending is currently expected to be approximately $600 million, or 49% of depreciation and amortization.

Financing activities for the first nine months of 2021 included a $379 million net increase in debt versus a $1.1 billion net decrease in debt during the comparable 2020 nine-month period.

Amounts related to early debt extinguishment during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2021	2020	2021	2020
Early debt reductions (a)	$200	$903	$1,097	$1,190
Pre-tax early debt extinguishment (gain) loss, net	35	105	223	131

(a)Reductions related to notes with interest rates of 3.55% with original maturities of 2029 and ranging from 3.00% to 7.50% with original maturities from 2021 to 2027 for the three months ended September 30, 2021 and 2020, respectively, and from 3.00% to 5.15% with original maturities from 2027 to 2048 and from 3.00% to 7.50% with original maturities from 2021 to 2048 for the nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $113 million in 2021; $224 million in 2022; $409 million in 2023; $200 million in 2024; $257 million in 2025; and $7.3 billion thereafter.
Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2021, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.
At September 30, 2021, International Paper’s credit agreements totaled $2.1 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2021, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2021 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.
In addition to the $2.1 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2021, the Company had no borrowings outstanding under the program.
On October 28, 2021, the Company launched a debt tender to purchase up to $500 million of the Company's outstanding debt with interest rates ranging from 4.35% to 6.00% and maturity dates ranging from 2035 to 2048.
International Paper expects to be able to meet projected capital expenditures, service existing debt, meet working capital and dividend requirements and make common stock and/or debt repurchases for the next 12 months with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense, and we have purchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt to the extent consistent with this capital structure planning. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. During 2020, management took various actions to further strengthen the Company’s liquidity position in response to the COVID-19 pandemic. This included the Company deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020, and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes will be paid by December 31, 2021 and the remainder will be paid by December 31, 2022. We believe that our credit agreements, commercial paper program, and the actions taken in response to COVID-19 provide us with sufficient liquidity to operate in the current environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.

During the first nine months of 2021, International Paper used 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 7.7 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $425 million, including $398 million related to shares repurchased under the Company's repurchase program. In addition, on October 12, 2021, the Company announced that its board of directors authorized the repurchase of $2 billion additional shares of common stock under the Company's repurchase program (in addition to the existing amount available for purchase, which was $1.3 billion as of September 30, 2021).

During the first nine months of 2020, International Paper used approximately 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 1.0 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $42 million, including $14 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $602 million and $605 million for the first nine months of 2021 and 2020, respectively. Dividends were $1.5375 per share and $1.5375 per share for the first nine months in 2021 and 2020, respectively. The Company announced on October 12, 2021, a decrease in the Company's quarterly dividend from $0.5125 per share to $0.4625 per share for the fourth quarter of 2021, which takes into account the fact that the spin-off completed on October 1, 2021, will result in a decrease in the amount of cash generated by the Company based on the historical performance of the Printing Papers business included in the spin-off.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion that both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that is expected to be paid in the fourth quarter of 2021. As of September 30, 2021, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $815 million. The nature and timing of the income tax due related to these transactions is currently under review by the Internal Revenue Service.

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
The Company has included in its 2020 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2021.
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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “believes”, “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the spread of new variants of the virus, the effectiveness, acceptance and availability of vaccines and booster shots, and associated levels of vaccination as well as the possibility that strains of the virus may be resistant to currently available vaccines, impacts of government responses to the pandemic on our operations, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, consumer preferences and demand, supply chain shortages and disruptions, inflationary pressures and disruptions in the credit or financial markets; (ii) the level of our indebtedness and changes in interest rates; (iii) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy sources and transportation sources, the availability of labor and competitive labor market conditions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products (including any such changes resulting from the COVID-19 pandemic); (iv) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations, (v) the amount of our future pension funding obligations, and pension and health care costs; (vi) unanticipated expenditures or other adverse developments related to the cost of compliance with existing and new environmental, tax, labor and employment, privacy, and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (vii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (viii) risks inherent in conducting business through joint ventures; (ix) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures and other corporate transactions, (x) information technology risks; (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xii) our ability to realize the anticipated benefits of the spin-off transaction; and (xiii) the impact of the spin-off transaction on the Company and the relationship between the two companies going forward, including the ongoing commercial agreements and arrangements between us and Sylvamo. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and U.S. Securities and Exchange Commission filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments in the Company’s litigation matters occurring in the period covered by this report is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Part I, Item 1A).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2021 - July 31, 2021	1,102,595	$59.94	1,101,415	$1.48
August 1, 2021 - August 31, 2021	1,979,380	58.65	1,978,334	1.37
September 1, 2021 - September 30, 2021	500,841	59.24	500,841	1.34
Total	3,582,816
(a) 2,226 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. Under current Board authorization that was increased on October 12, 2021, we are authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.3 billion of shares of our common stock. This repurchase program does not have an expiration date. As of September 30, 2021, approximately $1.3 billion aggregate amount of shares of our common stock remained authorized for purchase under this program before the increase.

ITEM 6. EXHIBITS

10.1
Share Purchase Agreement for the Divestiture of International Paper-Kwidzyn SP. Z.O.O. by and among International Paper (Poland) Holding SP. Z.O.O., Mayr-Melnhof Containerboard International, GMBH, Mayr-Melnhof Karton AG and International Paper dated August 4, 2021.

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

INTERNATIONAL PAPER COMPANY (Registrant)

October 28, 2021	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

October 28, 2021	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller