Form 10-K
period 2021-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2022-02-18
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was approximately $23,888,254,007.
The number of shares outstanding of the Company’s common stock as of February 11, 2022 was 376,364,434.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	40
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	41
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	41
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	43
	Consolidated Statement of Operations	47
	Consolidated Statement of Comprehensive Income	48
	Consolidated Balance Sheet	49
	Consolidated Statement of Cash Flows	50
	Consolidated Statement of Changes in Equity	51
	Notes to Consolidated Financial Statements	52
	Interim Financial Results (Unaudited)	91
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	93
ITEM 9A.	CONTROLS AND PROCEDURES.	93
ITEM 9B.	OTHER INFORMATION.	93
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS	93

PART III.		93

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	93
ITEM 11.	EXECUTIVE COMPENSATION.	94
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	94
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	94
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	94

PART IV.		94

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	94
	Additional Financial Data	94
ITEM 16.	FORM 10-K SUMMARY	98
	SIGNATURES	99
APPENDIX I	2021 LISTING OF FACILITIES	A-1
APPENDIX II	2021 CAPACITY INFORMATION	A-4

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the "Company" or "International Paper", which may also be referred to as "we" or "us") is a global producer of renewable fiber-based packaging and pulp products with manufacturing operations in North America, Latin America, Europe and North Africa. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. You can learn more about us by visiting our website at www.internationalpaper.com.

In the United States, at December 31, 2021, the Company operated 24 pulp and packaging mills, 163 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2021 in Canada, Europe, North Africa and Latin America included four pulp and packaging mills, 37 converting and packaging plants, and two recycling plants. We operate a printing and packaging products distribution business principally through six branches in Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

For management and financial reporting purposes, our businesses are separated into two segments: Industrial Packaging and Global Cellulose Fibers.

A description of these business segments can be found on pages 28 and 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company’s equity interest in Ilim S.A. ("Ilim") is also a separate reportable industry segment.

On October 1, 2021, we completed the previously announced spin-off of our Printing Papers business along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly traded company, Sylvamo Corporation. See discussion on page 27 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 8 Divestitures and Impairments of Businesses on page 61 to 63 of Item 8. Financial Statements and Supplementary Data.

From 2017 through 2021, International Paper’s capital spending approximated $5.5 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and strategic capital for capacity expansion. Capital spending in 2021 was approximately $549 million and is expected to be approximately $1.1 billion in 2022. You can find more information about capital spending on pages 33 to 34 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found on page 32 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You can find discussions of restructuring charges and other special items on pages 28 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our strategic framework, The IP Way Forward, ensures that our business strategy delivers sustainable outcomes for all of our stakeholders – employees, customers, suppliers, communities, governmental and non-governmental organizations and shareholders – for generations to come. Our approach to sustainability considers our entire value chain, from focusing on sourcing raw materials responsibly and working safely, to making renewable, recyclable products and providing a market for recovered products. To help inform and prioritize the focus of our sustainability strategy, we have engaged with internal and external stakeholders using a variety of methods, assessed key issues and associated risks and opportunities, and incorporated environmental, social and governance (ESG) considerations into our processes. Additionally, in 2020, we established our Vision 2030 goals with the purpose of promoting healthy and abundant forests, thriving people and communities, sustainable operations and renewable solutions. Certain of the goals are discussed in more detail below.
Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC permits us to disclose important information by referring to it in that manner. Please refer to such information. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our internet address is included herein as an inactive textual reference only. The information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

HUMAN CAPITAL

EMPLOYEES

As of December 31, 2021, we have approximately 38,200 employees, nearly 31,000 of whom are located in the United States. The number of our employees as of December 31, 2021, decreased significantly in comparison to December 31, 2020, as a result of the spin-off of Sylvamo Corporation which we completed on October 1, 2021. Of our U.S. employees, approximately 21,700 are hourly, with unions representing approximately 13,500 employees. Approximately 10,200 of this number are represented by the United Steelworkers union ("USW").

International Paper, the USW, and several other unions have entered into two master agreements covering various U.S. mills and converting facilities. These master agreements cover several specific items, including wages, select benefit programs, successorship, employment security, and health and safety. Individual facilities continue to have local agreements for other subjects not covered by the master agreements. If local facility agreements are not successfully negotiated at the time of expiration, under the terms of the master agreements the local contracts will automatically renew with the same terms in effect. The master agreements cover the majority of our union represented mills and converting facilities. In addition, International Paper is party to a master agreement with District Council 2, International Brotherhood of Teamsters, covering additional converting facilities.

SAFETY

The safety of our employees remains the primary focus of our leaders. Our goal is to create a 100% injury-free workplace for our employees and contractors. To accomplish this goal, we focus on the IP Way of doing things - we do the right things, in the right ways, for the right reasons, all of the time. Our stated Vision 2030 Goal is to achieve zero serious injuries for employees and contractors. In 2021, 94% of our sites operated without a serious injury to our employees.

Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers. Most of our manufacturing and converting facilities were deemed essential and have remained open and operational during the pandemic, and all of our manufacturing and converting facilities are currently operational. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. Each IP facility has a Pandemic Preparedness Plan, including health and safety layers of protection and other measures generally aligned with recommendations of the Centers for Disease Control and Prevention, the World Health Organization and/or local health authority guidance. In addition, we have symptom, exposure and diagnosis reporting policies, and isolation, quarantine and return to work protocols. We have encouraged vaccination and have sponsored on-site vaccination events. We are continuously responding to the changing conditions created by the pandemic and evolving regulations and remain focused on our priority of employee health and safety.

HUMAN CAPITAL MANAGEMENT

The attraction, retention and development of our employees is critical to our success. We accomplish this, in part, by developing the capabilities of our team members through our continuous learning, development and performance management programs. One such program is our REACH (Recruit, Engage, Align College Hires) program through which we recruit and develop early-career engineers and safety professionals for our U.S. mills, preparing them to become future leaders. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our employees. Our HR Talent Management Team hosts Global New Employee Orientation for all employees. In 2021, 943 new hourly operations and maintenance employees at our mills participated in new hire integration training. We provide continuing education courses that are relevant to our industry and job functions within the Company, including both instructor lead and online training through our MyLearning system. In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, such as our Global Manufacturing Training Initiative, which provides training services to hourly operations and maintenance employees in our mills in a standardized and structured manner. The IP Leadership Institute offers courses for individual contributors, people leaders and teams. We also offer a peer mentor program and leadership and customer service training to support and develop our employees. Moreover, we offer tuition reimbursement programs for employees who desire to receive additional outside education to prepare for other positions at the

Company, as well as student loan assistance to help employees repay qualified student loans. These resources provide employees with the skills and support they need to achieve their career goals, build management skills and become leaders within our Company.

The labor market for both hourly and salaried workers has recently been very competitive. For additional information regarding risks related to the current competitive labor market, see Item 1A. Risk Factors – WE OPERATE IN A CHALLENGING MARKET FOR TALENT AND MAY FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, INCLUDING KEY MANAGEMENT PERSONNEL.

COMPENSATION AND BENEFITS

We view compensation and benefits as part of how we attract, engage and retain our talented workforce. We do so by rewarding performance while ensuring competitive compensation in our local markets around the world. We continually evaluate our compensation and benefits so that we offer optimal compensation programs and remain a leading employer of choice in the areas in which we operate.
DIVERSITY AND INCLUSION

The Company believes in an inclusive workforce, where diverse backgrounds are represented, engaged and empowered to inspire innovative ideas and decisions. Our stated Vision 2030 goal is to achieve 30% overall representation of women and 50% women in salaried positions, 30% racial and ethnic minority representation in U.S. salaried positions, and to implement regional diversity plans by 2030. To foster a more diverse and inclusive culture, the Company is focused on promoting a culture of diversity and inclusion that leverages the talents of all employees, and implementing practices that attract, recruit and retain diverse top talent. The Company supports employee-led networking groups that are open to all employees and provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and pursue personal and professional development, such as the Women in International Paper Employee Networking Circle (Women in IP), African American Employee Networking Circle (IPMOVE), LGBTQ Employee Networking Circle (IPride) and a Veterans Employee Networking Circle (IPVets). The Company has also been recognized for the diversity of its board of directors. We also conduct diversity and inclusion training and host inclusion forums, mentoring boards and team-level courses which further our goals of diversity and inclusion.
We have a global workforce and have implemented programs around the globe to create diverse, inclusive workplaces. We have increased representation of women engineers in our REACH program by 39% with the Class of 2022, compared with the Class of 2021. Additionally, our overall full-time diversity hiring for the REACH Class 2022 is 52%. Moreover, we have developed a Diversity Acquisition Framework for U.S. Colleges to guide our enterprise diversity efforts as we work towards accomplishing our Vision 2030 goals.

The make-up of our Board of Directors reflects our efforts to seek qualified Board candidates with diverse backgrounds including, but not limited to, such factors as race, gender, and ethnicity. The current composition of our Board, as noted below, reflects those efforts and the importance of diversity to the Board:

•27% women, 27% ethnically diverse,18% African-American
•50% of the Board’s standing committees are chaired by women
•Two women directors and two African-American directors have joined in the last four years

CITIZENSHIP

We encourage our employees to support the communities in which they live and in which the Company operates. Our citizenship efforts extend across the globe and support social and educational needs. To that end, in 2021 we invested more than $23 million to address critical needs in the communities in which we work and live. Our Vision 2030 goal is to strengthen the resilience of our communities and improve the lives of 100 million people in our communities, including through supporting education, reducing hunger, promoting health and wellness and supporting disaster relief. We are proud to have been named among the world’s most ethical companies by Ethisphere for 15 consecutive years.

COMPETITION AND COSTS

The pulp and packaging sectors are large and fragmented, and the areas into which we sell our principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood-fiber products.

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 22 through 31 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-4 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells products directly to end users and converters, as well as through agents, resellers and distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 28 and 29 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2021, 2020 and 2019 were as follows:
SALES VOLUMES BY PRODUCT (a)

In thousands of short tons (except as noted)	2021	2020	2019
Industrial Packaging
Corrugated Packaging (b)	10,787	10,671	10,454
Containerboard	2,893	3,097	2,909
Recycling	2,223	2,181	2,388
Saturated Kraft	186	158	174
Gypsum/Release Kraft	234	209	199
EMEA Packaging (b)	1,546	1,627	1,538
Brazilian Packaging (b)	—	271	366
Industrial Packaging	17,869	18,214	18,028
Global Cellulose Fibers (in thousands of metric tons) (c)	2,970	3,159	3,122
(a)Includes third-party and inter-segment sales and excludes sales of equity investees. Excludes volumes of businesses conveyed to Sylvamo Corporation.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales by these businesses reflect invoiced tons.
(c) Includes North American volumes and internal sales to mills.
ENVIRONMENTAL PROTECTION

As responsible stewards of people and communities, natural resources and capital, stewardship is one of the Company's core values. Its Vision 2030 Goals provide a framework to build a better future for people, the planet and the company in the areas of healthy and abundant forests, thriving people and communities, sustainable operations and renewable solutions. Through these efforts and more, the Company tackles the toughest issues in the value chain to improve its environmental footprint and promote the long-term sustainability of natural capital.

As part of its business, the Company is subject to extensive and increasingly stringent federal, state local, and international laws and regulations governing the protection of the environment. For example, Company manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities, all of which are subject to a variety of environmental laws and regulations, along with requirements of environmental permits or analogous authorizations issued by various governmental authorities. In addition, new environmental laws or regulations impacting our facilities around the world are routinely passed or proposed. Our continuing objectives include: (1) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent approximately $34 million in 2021 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend $37 million in 2022 for environmental capital projects. Capital expenditures on environmental projects for 2023 and 2024, respectively, are anticipated to be approximately $45 million and $35 million. It is possible that our capital expenditure assumptions and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects or changes in environmental laws and regulations.

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

The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities on the balance sheet. For additional information regarding certain remediation actions, see Note 14 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data on pages 70 through 74. For additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENTAL REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

CLIMATE CHANGE

The Company recognizes the impacts of climate change on people and our planet. In order to manage climate-related risks, we are taking actions throughout our value chain to help advance a low-carbon economy. We also intend to align our annual sustainability reporting with the recommendations of the Task Force on Climate-Related Financial Disclosure (TCFD) beginning with the 2022 reporting cycle (based upon data from 2021).

We transform renewable resources into recyclable products that people depend on every day. This cycle begins with sourcing renewable fiber from responsibly managed forests and recycled raw materials to create our products. We then use a circular manufacturing process that makes the most of resources and byproducts, while reducing the environmental impacts of our operations. At the end of use, the majority of our low-carbon products are recycled into new products at a higher rate than any other base material. We work to advance the shift to a low-carbon, circular economy by designing products that are 100% reusable, recyclable or compostable.

Through improvements in operations, equipment, energy efficiency and fuel diversity, we have achieved significant company-wide reductions in Scope 1 and Scope 2 greenhouse gas (GHG) emissions. For example, we reduced our GHG emissions by approximately 20% between 2010 and 2020. Moreover, as part of our Vision 2030 goals, we have targeted incremental reductions of 35% in our Scope 1, 2, and 3 GHG emissions in comparison to 2019 levels. In December 2021, the Science Based Targets initiative (SBTi) approved these targets as consistent with levels required to meet the goals of the Paris Agreement, an agreement signed among over 170 countries, which became effective in November 2016 and to which the United States formally rejoined in February 2021. We intend to continue to evaluate and implement projects as we pursue this Vision 2030 GHG goal. This includes ongoing energy efficiency efforts and capital projects to phase out our most carbon intensive fuel sources (Scope 1) as well as developing GHG reduction strategies for our energy sourcing (Scope 2) and broader supply chain footprint (Scope 3).

We use carbon-neutral biomass and manufacturing residuals (rather than fossil fuels) to generate a majority of the manufacturing energy at our mills. We believe our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests.

INTERNATIONAL EFFORTS

The Paris Agreement went into effect in November 2016 and compels international efforts and voluntary commitments toward reducing the emissions of GHGs. Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.

To assist member countries in meeting GHG reduction obligations, the EU operates an Emissions Trading System ("EU ETS"). Our operations in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the Paris Agreement's non-binding commitments or allocation of and market prices for GHG credits under existing rules evolve over the coming years.

U.S. EFFORTS, INCLUDING STATE, REGIONAL AND LOCAL MEASURES

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. The EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units ("EGUs"); (iii) control emissions from new oil and gas processing operations and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year.

Several U.S. states, including states in which we operate facilities, have enacted or are considering legal measures to require the reduction of emissions of GHGs by companies and public utilities. California, New York and Virginia have already enacted such programs, although these regulations have not had, and are not expected to have a material impact on the Company. We monitor proposed programs in other states as well; however, it is unclear what impacts, if any, future state-level GHG rules will have on the Company’s operations.

SUMMARY

Regulation related to GHGs and climate change continues to evolve in the areas of the world in which we do business. However, while it is likely that there will be increased governmental action regarding GHGs and climate change in the future, it is unclear what actions will be taken and when such actions will occur and at this time it is not reasonably possible to estimate the Company’s costs of compliance with rules that have not yet been adopted or implemented and may not be adopted or implemented in the future. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on the Company, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. The Company has controls and procedures in place to track GHG emissions from our facilities, as well as to stay informed about developments concerning possible climate-related laws, regulations, accords, and policies in the U.S. and in other jurisdictions where we operate. We regularly assess whether such developments may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations.
Moreover, compliance with legal requirements related to GHGs and/or climate change which are currently in effect or may be enacted in the future may require future expenditures to meet GHG emission reduction obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits or the need to acquire carbon offsets. We may also incur significant expenditures in relation to our efforts to meet our internal targets or goals with respect to GHGs and climate change, including our Vision 2030 goal on GHGs as set forth above. Furthermore, in connection with complying with legal requirements and/or our efforts to meet our internal targets and goals, we have made and expect to continue to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas. Currently, these efforts and obligations have not materially impacted the Company but such efforts and obligations may have a material impact on the Company in the future.

We believe global citizenship is a key element of corporate governance promoted by our Board of Directors and senior management. The Public Policy and Environment Committee of the Board has overall responsibility for global citizenship at the Company. This Committee reviews and assesses environmental sustainability (including climate change), public policy, legal, health and safety and technology issues. The Company’s Governance Committee also has oversight of certain public policy and sustainability matters.
For additional information regarding risks associated with climate change, see Item 1A. Risk Factors – WE ARE SUBJECT TO PHYSICAL, OPERATIONAL, TRANSITIONAL AND FINANCIAL RISKS ASSOCIATED WITH CLIMATE CHANGE AND GLOBAL, REGIONAL AND LOCAL WEATHER CONDITIONS AS WELL AS BY LEGAL, REGULATORY AND MARKET RESPONSES TO CLIMATE CHANGE.

Additional information regarding climate change and the Company is available in our 2020 Global Citizenship Report, and will be available in our upcoming 2021 Global Citizenship Report to be filed later in 2022, both of which can or will be found on our website at www.internationalpaper.com. The information contained in such reports is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Any targets or goals with respect to ESG matters discussed herein or in our global citizenship reports as noted above are forward-looking statements and may be aspirational. These targets or goals are not guarantees of future results, and involve assumptions and known and unknown risks and uncertainties, some of which are beyond our control.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Mark S. Sutton, 60, chairman (since January 1, 2015) & chief executive officer (since November 1, 2014). Mr. Sutton previously served as president & chief operating officer from June 1, 2014 to October 31, 2014, senior vice president - industrial packaging from November 2011 to May 31, 2014, senior vice president - printing and communications papers of the Americas from 2010 until 2011, senior vice president - supply chain from 2008 to 2009, vice president - supply chain from 2007 until 2008, and vice president - strategic planning from 2005 until 2007. Mr. Sutton joined International Paper in 1984. Mr. Sutton serves on the board of directors of The Kroger Company. He is a member of The Business Council and the Business Roundtable and serves on the American Forest & Paper Association board of directors and the international advisory board of the Moscow School of Management - Skolkovo. He also serves on the board of directors for Memphis Tomorrow and board of governors for New Memphis Institute. Mr. Sutton has been a director since June 1, 2014.

Clay R. Ellis, 51, senior vice president - enterprise operational excellence since December 2019. Mr. Ellis previously served as vice president - manufacturing, global cellulose fibers from 2016 to December 2019, vice president of pulp from 2014 to 2016, and vice president manufacturing, North American papers from 2012 to 2014. Mr. Ellis joined International Paper in 1992.
W. Thomas Hamic, 56, senior vice president - global cellulose fibers and enterprise commercial excellence since September 2020. Mr. Hamic previously served as senior vice president - containerboard and enterprise commercial excellence from December 2019 until September 2020. Mr. Hamic has also previously served as vice president and general manager - containerboard & recycling, North American container from June 2015 until December 2019. Mr. Hamic became vice president and general manager of the south area in container of the Americas in 2009, and he was appointed to the role of vice president, industrial packaging group’s finance & strategy in 2010. Mr. Hamic joined International Paper in 1991.

Timothy S. Nicholls, 60, senior vice president & chief financial officer since June 2018. Mr. Nicholls previously served as senior vice president - industrial packaging the Americas from January 2017 through June 2018, senior vice president - industrial packaging from November 2014 through
December 2016, senior vice president - printing and communications papers of the Americas from November 2011 through October 2014, senior vice president and chief financial officer from 2007 until 2011, vice president and executive project leader of IP Europe during 2007, and vice president and chief financial officer - IP Europe from 2005 until 2007. Mr. Nicholls joined International Paper in 1999.

Thomas J. Plath, 58, senior vice president - human resources and global citizenship since March 1, 2017. Mr. Plath previously served as vice president - human resources, global businesses from November 2014 through February 2017, and vice president - HR manufacturing, technology, EH&S and global supply chain from April 2013 to November 2014. Mr. Plath joined International Paper in 1991.

James P. Royalty, Jr., 52, senior vice president and president, Europe, the Middle East, Africa and Russia since December 2019. Most recently, Mr. Royalty served as vice president, corporate development and disruptive technologies from September 2018 until December 2019, vice president, strategic projects from 2017 until 2018, vice president, investor relations from 2013 until 2017, vice president and general manager, container the Americas in 2008 to 2013. Mr. Royalty joined International Paper in 1991.

Sharon R. Ryan, 62, senior vice president, general counsel & corporate secretary since November 2011. Ms. Ryan previously served as vice president, acting general counsel & corporate secretary from May 2011 until November 2011, vice president from March 2011 until May 2011, associate general counsel, chief ethics and compliance officer from 2009 until 2011, and associate general counsel from 2006 until 2009. Ms. Ryan joined International Paper in 1988.

Gregory T. Wanta, 56, senior vice president - North American container since December 2016. Mr. Wanta has served in a variety of roles of increasing responsibility in manufacturing and commercial leadership roles in specialty papers, coated paperboard, printing papers, foodservice and industrial packaging, including vice president, central region, Container the Americas, from January 2012 through October 2016. Mr. Wanta joined International Paper in 1991.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers (OCC), and certain chemicals, including caustic soda, starch and adhesives. For further information concerning fiber supply purchase agreements, see page 34.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “believes”, “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) developments related to the COVID-19 pandemic, including the severity, magnitude and duration of the pandemic, the spread of new variants of the virus (including potential variants that may be more resistant to currently available vaccines and treatment), the effectiveness, acceptance and availability of vaccines, booster shots and medications, and associated levels of vaccination impacts of actions that may be taken by governmental authorities and private businesses in response to the pandemic, including vaccine mandates, impacts of the pandemic on global and domestic economic conditions, including with respect to commercial activity, our customers and business partners, consumer preferences and demand, supply chain shortages and disruptions, inflationary pressures and disruptions in the credit, capital or financial markets; (ii) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of GHGs and other environmental, social and governance matters, (iii) the level of our indebtedness and changes in interest rates; (iv) industry conditions, including but not limited to changes in the cost or availability of raw materials, energy sources and transportation sources, the availability of labor and competitive labor market conditions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products (including any such changes resulting from the COVID-19 pandemic); (v) domestic and global economic conditions and political changes, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (vi) the amount of our future pension funding obligations, and pension and healthcare costs; (vii) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations (including new legal requirements arising from the COVID-19 pandemic); (viii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (ix) risks inherent in conducting business through joint ventures; (x) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spin-offs and other corporate transactions, (xi) cybersecurity and information technology risks; (xii) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xiii) our exposure to claims from Sylvamo Corporation under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xv) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and SEC filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RISKS RELATED TO THE COVID-19 PANDEMIC

THE COVID-19 PANDEMIC HAS HAD AN ADVERSE EFFECT ON PORTIONS OF OUR BUSINESS, AND MAY HAVE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS, PARTICULARLY IF PUBLIC HEALTH AND/OR GLOBAL ECONOMIC CONDITIONS ASSOCIATED WITH COVID-19 PERSIST OR DETERIORATE. During 2021, there continued to be a large number of COVID-19 cases and deaths in the United States and throughout the world, and restrictive measures, including mask and vaccine requirements, were implemented or reinstituted by various governmental authorities and private businesses. Economic recovery in the United States and various other regions of the world has continued but may be threatened by the continued adverse public health impacts of COVID-19 and other factors.

Most of our manufacturing and converting facilities have remained open and operational during the pandemic, and at the current time our manufacturing and converting facilities are generally operational. While we have been able to manage through the worst of the pandemic to date, there remain many unknowns about the future phases of the pandemic. Any significant disruption in operations at one or more of our mills, plants or other facilities as a result of the COVID-19 pandemic could have an adverse effect on our business or operations.

Our operations have recently experienced and may continue to experience, supply chain constraints and disruptions, higher supply chain costs and a constrained transportation environment due in part to the impacts of COVID-19. Moreover, due to the competitive labor market, we have experienced and may continue to experience, a shortage of labor for certain positions and increased labor costs.

In addition to these higher costs, other potential negative impacts on our business, include, but are not limited to, the following:

•We rely on a global workforce, and we take measures to protect the health and safety of our employees, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. During the pandemic, we have taken additional measures and incurred additional expenses to protect the health and safety of our employees to comply with applicable government requirements and safety guidance. Our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, vaccine or test mandates, government actions, or other restrictions or measures enacted in response to the pandemic.

•A significant number of our employees as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to increased cyber risks or other disruption to our technology infrastructure.

While we are closely monitoring the impact of the pandemic on all aspects of our business, the extent of the impact on our results of operations, cash flow, liquidity, and financial performance, as well as our ability to execute near-term and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and which we cannot predict or control, and some of which we are not currently aware, including, but not limited to: (a) the duration, severity and scope of the pandemic, including the potential for additional variants (including potential variants that may be more resistant to currently available vaccines), waves, increases and spikes in the number of COVID-19 cases in various areas from time to time; (b) governmental and public health directives and/or actions taken by our customers, vendors and other private businesses generally, including vaccine, testing and mask requirements, to contain and combat the outbreak, including the duration, degree and effectiveness of such requirements, as well as the easing, removal and potential reinstitution of such requirements; (c) the availability, acceptance, effectiveness and administration of medical treatments, vaccines and booster shots for COVID-19; (d) the extent and duration of the pandemic’s impact on economic conditions and social activity, including with respect to inflationary pressures, supply chain shortages and disruptions, consumer confidence, discretionary spending and preferences, labor market conditions, labor and healthcare costs, and unemployment rates, any of which may adversely impact our business; and (e) any temporary reduction in our workforce, closures of our offices and facilities and our ability to adequately staff and maintain our operations.
The pandemic has had, and we expect the pandemic to continue to have, an adverse effect on portions of our business. Moreover, the pandemic could have a material adverse effect on our business, results of operations, cash flow, liquidity, or financial condition if public health and/or global economic conditions persist or deteriorate.

RISKS RELATED TO CLIMATE AND WEATHER

WE ARE SUBJECT TO PHYSICAL, OPERATIONAL, TRANSITIONAL AND FINANCIAL RISKS ASSOCIATED WITH CLIMATE CHANGE AND GLOBAL, REGIONAL AND LOCAL WEATHER CONDITIONS AS WELL AS BY LEGAL, REGULATORY, AND MARKET RESPONSES TO CLIMATE CHANGE. Climate change impacts, including rising temperatures and the increasing severity and/or frequency of adverse weather conditions, may result in operational impacts on our facilities, supply chain disruptions and increased raw material and other costs. These adverse weather conditions and other physical impacts which may be exacerbated as the result of climate change include floods, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, snow, ice storms, drought, the spread of disease and insect infestations. Climate change may also contribute to the decreased productivity of forests and adverse impacts on the distribution and abundance of species, the spread of disease and insect epidemics, any of which developments could adversely affect timber harvesting. The effects of climate change and global, regional and local weather conditions, including the resulting financial costs, could have a material adverse effect on our results of operations and business.

There has been an increased focus, including from investors, the general public and U.S. and foreign governmental and nongovernmental authorities, regarding environmental, social and governance (ESG) matters, including with respect to climate change, GHG emissions, packaging and waste, sustainable supply chain practices, deforestation, and land, energy and water use. This increased awareness with respect to ESG matters, including climate change, may result in more prescriptive reporting requirements with respect to ESG metrics, an expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets, or establish goals, and take action to meet them. As the result of this increased focus and our commitment to ESG matters, we have voluntarily provided disclosure and established targets and goals with respect to various ESG matters, including climate change. For example, we have made public commitments regarding our intended reduction of carbon emissions, including our Vision 2030 Goal of reducing Scope 1, 2 and 3 GHG emissions by 35% and establishing science-based targets to reduce those emissions. Meeting these and other ESG targets and goals, have increased and may continue to increase our capital and operational costs. Further, there can be no assurance regarding the extent to which our climate and other ESG targets will be achieved, and the achievement of these targets is subject to various risks and uncertainties, some of which are outside our control. Moreover, there is no assurance that investments made in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. If we are unable to meet these climate and other ESG targets and goals, this failure could adversely impact our reputation as well as investor, customer and other stakeholder relationships, which could adversely impact our business and results of operations. Moreover, not all of our competitors may seek to establish climate or other ESG targets and goals at a comparable level to ours, which could result in lower supply chain or operating costs for competitors.

Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for fuels; the introduction of a carbon tax; increased regulations; and more stringent and/or complex environmental and other permitting requirements. To the extent that climate-related business risks materialize, particularly if we are unprepared for them, we may incur unexpected costs, and our business may be materially and adversely affected.

RISKS RELATING TO INDUSTRY CONDITIONS

CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION COULD AFFECT OUR PROFITABILITY. We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda, starch and adhesives), energy sources (principally biomass, natural gas, electricity and fuel oil) and third-party companies that transport our goods. The market price of virgin wood fiber varies based upon availability and source. The global supply and demand for recycled fiber may be affected by factors such as trade policies between countries, individual governments' legislation and regulations, and changes in the global economy. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause significant fluctuations in recycled fiber prices. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and may continue to fluctuate in the future. The availability of labor and the market price for fuel may affect our costs for third-party transportation. We have recently experienced, and may continue to experience, a significant increase in various costs, including recycled fiber, energy, freight and other supply chain costs. In addition, because our businesses operate in highly competitive industry segments, we may not be able to recoup past or future increases in the costs of any raw materials, energy sources or transportation sources through price increases to our customers. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.

FLUCTUATIONS IN THE PRICES OF AND THE DEMAND FOR OUR PRODUCTS DUE TO FACTORS SUCH AS ECONOMIC CYCLICALITY AND CHANGES IN CONSUMER PREFERENCES COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Moreover, consumer preferences are constantly changing based on, among other factors, cost, convenience and health, environmental and social concerns and perceptions. These consumer preferences may affect the prices of our products. Consequently, our financial results are sensitive to changes in the pricing and demand for our products. In addition, our results may be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences and technological and regulatory developments.

COMPETITION IN THE UNITED STATES AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the United States and internationally, in all of our operating segments. Our products compete with similar products produced by other forest products companies. Product innovations, manufacturing and operating efficiencies, additional manufacturing capacity, marketing, distribution and pricing strategies pursued or achieved by competitors, and the entry of new competitors in to the markets we serve could negatively impact our financial results. In addition, our products also compete, in some instances, with companies in other industries that produce substitutes for wood-fiber products, such as plastics and various types of metal, and customer shifts away from wood-fiber products toward such substitute products may adversely affect our business.

RISKS RELATING TO MARKET AND ECONOMIC FACTORS, ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. General economic conditions may adversely affect industrial non-durable goods production, consumer spending, commercial printing and advertising activity, white-collar employment levels and consumer confidence, all of which impact demand for our products, or otherwise adversely affect our business. We may also be adversely affected by catastrophic or other unforeseen events, including future health epidemics or pandemics, natural disasters, geopolitical events, terrorism, political, financial or social instability, or civil or social unrest. Moreover, negative economic conditions or other adverse developments with respect to our business have resulted in, and may in the future result in impairment charges which could be material. Volatility or uncertainty in the financial, capital and credit markets, which impacts interest rates, currency exchange rates and the availability of credit, could also have a material adverse effect on our business, financial condition and our results of operations.

CHANGES IN INTERNATIONAL CONDITIONS OR OTHER RISKS ARISING FROM CONDUCTING BUSINESS INTERNATIONALLY COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operating results and business prospects could be substantially affected by risks related to the countries outside the United States in which we have manufacturing facilities or sell our products. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events (such as increasing tensions between Ukraine and Russia), corruption, anti-American sentiment, social and ethnic unrest, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements), fluctuations in the value of local currency versus the U.S. dollar, repatriating cash from foreign countries to the United States, downturns or changes in economic activity (including in relation to commodity inflation), adverse tax consequences or rulings, nationalization or any change in social, political or labor conditions in any of these countries or regions impacting matters such as sustainability, environmental regulations and trade policies and agreements, could negatively affect our financial results. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over International Paper, may also adversely impact our operating results and business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (such as in relation to the trade tensions between the United States and China), which can result in tariffs, could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders.

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

THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2021, International Paper had approximately $5.6 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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
•it may limit our ability to adjust to changing market conditions, including to react to rising interest rates, and place us at a competitive disadvantage compared to our competitors that have less debt; and

•it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending that is important to our growth.

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

Moreover, certain of our variable rate debt uses the London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the interest rate. In March 2021, the U.K. Financial Conduct Authority announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for sterling, euro, Swiss franc and Japanese yen settings, as well as the one-week and two-month U.S. dollar settings, and immediately after June 30, 2023 for the remaining U.S. dollar settings. In instances where we have not yet incorporated LIBOR-replacement provisions into our variable rate debt provisions that use LIBOR as an interest rate benchmark, we will need to do so before June 30, 2023. The discontinuation and replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Additionally, uncertainty as to the nature of such potential discontinuation and replacement, including that any benchmark may not be the economic equivalent of LIBOR or not achieve market acceptance similar to LIBOR, may negatively impact the cost of our variable rate debt.

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

Under the terms of the agreements governing approximately $1.0 billion of our debt as of December 31, 2021, the applicable interest rate on such debt may increase upon each downgrade in our credit rating below investment grade. As a result, a downgrade in our credit rating below investment grade may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.

DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes, including those delivered to Temple-Inland in connection with Temple-Inland's
2007 sales of forestlands, may be downgraded below a required rating. Since 2007, certain banks have fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, a number of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject the Company to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $487 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in the Company's consolidated financial statements. See Note 15, Variable Interest Entities, on pages 74 through 75, and Note 13. Income Taxes, on pages 68 through 70, in Item 8. Financial Statements and Supplementary Data for further information.

OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 (or later for certain acquired populations, as described in Note 19. Retirement Plans, on pages 80 through 86, in Item 8. Financial Statements and Supplementary Data) and substantially all hourly union and non-union employees regardless of hire date. The Company froze participation under these plans for U.S. salaried employees, including credited service and compensation on or after January 1, 2019; however, the pension freeze does not affect benefits accrued through December 31, 2018. We provide retiree health care benefits to certain former U.S. employees, as well as financial assistance towards the cost of individual retiree medical coverage for certain former U.S. salaried employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual market returns on plan assets, changes in general interest rates and changes in the number of retirees may impact pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs. However, the impact of market fluctuations has been reduced as a result of investments in our pension plan asset portfolio which partially hedge the impact of changes In interest rates on the plan’s funded status. Drivers for fluctuating health costs include unit cost changes, health care utilization by participants, and potential changes in legal requirements and government oversight.

OUR U.S. FUNDED PENSION PLANS ARE CURRENTLY FULLY FUNDED ON A PROJECTED BENEFIT OBLIGATION BASIS; HOWEVER, THE POSSIBILITY EXISTS THAT OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLANS, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record an asset or a liability associated with our pension plans equal to the surplus of the fair value of plan assets above the benefit obligation or the excess of the benefit obligation over the fair value of plan assets. At December 31, 2021, we had an overfunded pension asset balance. The benefit surplus recorded under the provisions of Accounting Standards Codification ("ASC") 715, “Compensation – Retirement Benefits,” at December 31, 2021 was $242 million. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

RISKS RELATING TO OUR OPERATIONS

MATERIAL DISRUPTIONS AT ONE OF OUR MANUFACTURING FACILITIES COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material disruption at our corporate headquarters or one of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our financial condition. Any of our manufacturing facilities, or any of our machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

•fires, floods, earthquakes, hurricanes or other catastrophes (including adverse weather conditions which may be intensified by climate change);

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

CERTAIN OPERATIONS ARE CONDUCTED BY JOINT VENTURES THAT WE CANNOT OPERATE SOLELY FOR OUR BENEFIT. We have a 50% equity interest in Ilim S.A., whose primary operations are in Russia. In joint ventures, such as the Ilim joint venture, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In joint ventures, we are required to pay more attention to our relationship with our co-owners as well as with the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so we receive only our portion of those benefits.

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES, DIVESTITURES, SPIN-OFFS, CAPITAL INVESTMENTS AND OTHER CORPORATE TRANSACTIONS THAT WE HAVE PURSUED OR MAY PURSUE. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures, spin-offs, capital investments and other corporate transactions that we may pursue and to realize the benefits we expect from such transactions. We are subject to the risk that we may not achieve the expected benefits from such transactions. This failure could require us to record an impairment charge for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings. Among the benefits we expect from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities or access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place higher strategic value on such businesses and assets than we do.

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

We believe that the spin-off of Sylvamo Corporation allows us and Sylvamo Corporation to pursue distinct strategies appropriate to our respective markets. However, there can be no assurance that we will realize any or all of the expected strategic, financial, operational or other benefits of the spin-off. A failure to realize expected benefits of the spin-off could result in a material adverse effect on our business, results of operations and financial condition.

We cannot guarantee that Sylvamo Corporation will be successful as a standalone entity. In the event that Sylvamo Corporation is not successful, it is possible that plaintiffs could assert a variety of claims against us. Depending on their nature and number, such claims could have a material adverse effect on our business, financial condition or results of operations. In addition, we account for certain investments, including our investment in Sylvamo Corporation, on a mark-to-market basis and, as a result, changes in the fair value of these investments could significantly impact our reported results.

WE COULD BE EXPOSED TO CLAIMS FROM SYLVAMO CORPORATION UNDER OUR AGREEMENTS WITH SYLVAMO CORPORATION OR OTHERWISE. We have entered into agreements with Sylvamo Corporation and its subsidiaries, including among others a separation and distribution agreement, registration rights agreement, transition services agreement, tax matters agreement, supply and offtake agreements, intellectual property agreements and other commercial arrangements. Our agreements with Sylvamo Corporation or its subsidiaries may not reflect terms that would have resulted from negotiations between unaffiliated parties and, in certain instances, may relate to the continuation of certain business arrangements among us and Sylvamo Corporation in existence prior to the spin-off. Such agreements include, among other things, the parties’ respective indemnification rights and obligations with respect to certain losses relating to specified liabilities as well as certain losses relating to specified information included in certain securities filings, the allocations of assets and liabilities, payment obligations and other obligations between us and Sylvamo Corporation. There can be no assurance that any remedies available under these arrangements will be sufficient to compensate us in the event of a dispute or non-performance. In addition, there can be no assurance that the attention we must pay, and resources we must devote, to our obligations under one or more of these agreements, or the results of any failure to perform those obligations, or successful claim by Sylvamo Corporation that we have failed to perform those obligations or have an indemnification obligation under these agreements, will not have a material impact on our own business performance, results of operations or financial condition.

We will rely on Sylvamo Corporation to satisfy its performance and payment obligations under these agreements entered into in connection with the spin-off. If Sylvamo Corporation fails to satisfy such obligations it could have a material adverse effect on our financial condition and results of operations.

In addition, under the tax matters agreement, we could have significant payment obligations in connection with certain Brazilian tax matters. Under this agreement, we have agreed to pay 60% of the first $300 million of any liability resulting from the resolution of these Brazilian tax matters (with Sylvamo paying the remaining 40% of any such liability) and 100% of any liability resulting from the Brazilian tax matters over $300 million. The assessments for the tax years 2007 - 2015 currently total approximately $106 million in tax and $351 million in interest, penalties and fees as of December 31, 2021 (adjusted for variation in currency exchange rates). See Note 14 Commitments and Contingent Liabilities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data for further information.

WE OPERATE IN A CHALLENGING MARKET FOR TALENT AND MAY FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, INCLUDING KEY MANAGEMENT PERSONNEL. Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The market for both hourly workers and professional workers has been, and remains, very competitive, particularly for employees with specialized technical and trade experience. For example, due to labor market constraints, we have recently had to increase overtime while we try to hire additional permanent employees. This, along with the current competitive labor market, has led to higher labor costs, particularly at our converting facilities. Moreover, despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our workforce in 2021 that exceeded historical levels. In addition, we rely on key executive and management personnel to manage our business efficiently and effectively. The loss of key executive and management employees, particularly in a challenging market for attracting and retaining employees, could adversely affect our business.

Moreover, changing demographics and labor work force trends, including remote work expectations for many individuals arising from the COVID-19 pandemic, may make it difficult for us to replace retiring or departing employees. If we fail to attract and retain qualified personnel, or if we continue to experience excessive turnover, we may continue to experience higher labor costs and labor shortages, and our business may be adversely impacted. Moreover, labor shortages may be further exacerbated by COVID-19 vaccination and testing requirements.

In addition, a significant number of our employees are represented by unions. We may not be able to successfully negotiate new union contracts once our current contracts with unions expire without work stoppages or labor difficulties, or we may be unable renegotiate such contracts on favorable terms. We have also experienced work stoppages in the past and may experience them in the future. Moreover, labor organizations may attempt to organize groups of additional employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages or if unions are able to organize additional groups of our employees, our operating costs increase and our operational flexibility could be reduced.

WE ARE SUBJECT TO CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon securely managed information technology systems for data capture, processing, storage and reporting. We have invested in information technology security initiatives and information technology risk management, as well as business continuity and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome security measures become increasingly sophisticated.

The current cyber threat environment presents increased risk for all companies, including those in our industry. Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations, and we have experienced cyber threats and incidents, although none have been material or had a material adverse effect on our business. Despite careful security and controls design, implementation, updating and independent third party verification, our information technology systems, and those of our third party providers or joint venture partners, could become subject to employee error or malfeasance, cyber-attacks, such as ransomware and data theft, by common hackers, criminal groups or nation-state organizations or social activist ("hacktivist") organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. In addition, the cybersecurity-related threats that we face may remain undetected for an extended period of time. Network, system, application and data breaches, and other cybersecurity incidents, could result in operational disruptions, data loss or manipulation, or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with the Company. Access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and loss or inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents. While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption. Any significant cybersecurity incident or operational disruptions and/or misappropriation of information could result in lost sales, business delays, negative publicity, cause us to incur legal liability and increased costs to address such events and related security concerns, and have a material effect on our business. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with such incidents.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements -- including, among others, those relating to the environment, health and safety, labor and employment, data privacy, tax, trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, or subjecting us to increased costs.

For example, as part of our business, we are subject to increasingly stringent federal, state, local and international laws governing the protection of the environment. We have incurred significant capital, operating and other expenditures complying with applicable environmental laws and regulations. In addition, new environmental laws, regulations or other requirements, including with respect to GHG emissions or climate change, may cause us to incur increased and unexpected compliance costs. Moreover, there has historically been a lack of consistent climate legislation, which has created and continues to create economic and regulatory uncertainty. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of contaminated soil and groundwater, including situations where we have been identified as a potentially responsible party. Moreover, we may be directly impacted by, and are working to manage, the risks and costs to us, our customers and our vendors of the effects of climate change, GHGs, and the availability of energy and water resources. These risks include the potentially adverse impact on forestlands, which are a key resource in the production of our products, increased product costs and a change in the types of products that customers purchase. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, third-party claims for property damage and personal injury and reputational harm as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

Our global operations subject us to complex and evolving U.S and international data privacy laws and regulations, such as European’s Union General Data Protection Regulation (“GDPR”), the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act ("CPRA"), and China’s Personal Information Protection Law (“PIPL”) which came into effect as of November 1, 2021. These laws require the Company to comply with a range of compliance obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, other states and governmental authorities around the world have introduced or passed, or are consider enacting, similar legislation which may impose varying standards and requirements on our data collection, use and processing activities.

This increasingly restrictive and evolving regulatory environment at the international, federal and state level related to data privacy and data protection may require changes to our business practices and give rise to significantly expanded compliance burdens, costs and enforcement risks. Moreover, many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our businesses. These laws often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. The Company proactively uses internal and external resources to monitor compliance with relevant legislation and continually evaluates and, where necessary, modifies its data processing practices and policies in order to comply with evolving privacy laws. Nevertheless, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper handling of, disclosure of or access to personal data. Improper handling and disclosure of or access to personal data in violation of the GDPR, PIPL, the CCPA and/or of other data privacy and protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

We are subject to taxes in the U.S. and various foreign jurisdictions, and changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation, could increase our taxes and have an adverse effect on our financial results. In addition, the application of tax law is subject to interpretation and is subject to audit by taxing authorities. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe the positions reported by the Company comply with relevant tax laws and regulations, taxing authorities could interpret our application of certain laws and regulations differently.

We are currently subject to tax audits in the U.S. and other taxing jurisdictions around the world. In some cases, we have appealed and may continue to appeal, assessments by taxing authorities in the court system. As such, tax controversy matters may result in previously unrecorded tax expenses, accelerated cash tax payments, higher future tax expenses, or the assessment of interest and penalties. For example, the 2015 timber monetization restructuring is currently under Internal Revenue Service examination. An unfavorable resolution in such current examination, future administrative procedures, or future tax litigation could result in material, accelerated cash tax payments as a result of all or a portion of the remaining $813 million deferred tax liability relating to the timber monetization becoming payable. See Note 15 Variable Interest Entities for more detail on the timber monetization and the 2015 restructuring.

As such, tax controversy matters may result in previously unrecorded tax expenses, higher future tax expenses or the assessment of interest and penalties.

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL RESULTS. We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results. See Note 14 Commitments and Contingent Liabilities on pages 70 through 74 of Item 8. Financial Statements and Supplementary Data for further information.

IF THE SPIN-OFF OF SYLVAMO CORPORATION WERE TO FAIL TO QUALIFY FOR NON-RECOGNITION TREATMENT FOR U.S. FEDERAL INCOME TAX PURPOSES, THEN INTERNATIONAL PAPER AND OUR SHAREHOLDERS MAY BE SUBJECT TO SIGNIFICANT U.S. FEDERAL INCOME TAXES. The Company received an opinion of tax counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of Sylvamo Corporation and certain related transactions as a transaction that is generally tax-free to Sylvamo Corporation, the Company and the shareholders of the Company for U.S. federal income tax purposes. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the

Company’s tax counsel and the IRS relied on certain representations and covenants delivered by the Company and Sylvamo Corporation in rendering such opinion and private letter ruling. If any of the representations or covenants relied upon for the tax opinion or private letter ruling become inaccurate, incomplete or not complied with by the Company, Sylvamo Corporation or any of their respective subsidiaries, the tax opinion may be invalid and the conclusions reached therein could be jeopardized.

If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated as a taxable dividend or capital gain to the Company’s shareholders for U.S. federal income tax purposes, and the Company could incur significant U.S. federal income tax liabilities. These income tax liabilities may be indemnifiable by Sylvamo Corporation pursuant to a tax matters agreement between the Company and Sylvamo. However, there can be no assurance that Sylvamo would have the resources or liquidity required to indemnify the Company for any such tax liability.

Even if the spin-off otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, the spin-off may be taxable to the Company (but not the shareholders of the Company) pursuant to Section 355(e) of the Code if there is a 50% or more (by vote or value) change in ownership of either the Company or Sylvamo Corporation, directly or indirectly, as part of a plan or series of related transactions that include the spin-off. For this purpose, any acquisitions of the Company’s or Sylvamo Corporation’s common stock within two years before or after the spin-off are presumed to be part of such a plan, although the Company or Sylvamo Corporation may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the U.S. tax regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM  2. PROPERTIES

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2022 on page 33 and 34, and dispositions and restructuring activities as of December 31, 2021, on page 28 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 7 Acquisitions on page 61 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning certain legal proceedings of the Company is set forth in Note 14 Commitments and Contingent Liabilities on pages 70 through 74 of Item  8. Financial Statements and Supplementary Data which is incorporated herein by reference.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: IP). As of February 11, 2022, there were approximately 8,963 record holders of common stock of the Company.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors. Our ability to pay dividends is, and in the future may continue to be, limited by the terms of our debt documents.
The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2021 - October 31, 2021	2,400	$55.92	—	$3.34
November 1, 2021 - November 30, 2021	3,536,155	49.09	—	3.16
December 1, 2021 - December 31, 2021	5,206,595	46.11	—	2.92
Total	8,745,150
(a)12,661 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. Under current Board authorization that was increased on October 12, 2021, we are authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.3 billion of shares of our common stock. This repurchase program does not have an expiration date. As of December 31, 2021, approximately $2.9 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

PERFORMANCE GRAPH
The performance graph shall not be deemed "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act of 1934, as amended and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.
The following line graph compares a $100 investment in Company stock on December 31, 2016 with a $100 investment in our Peer Group and the S&P Composite-500 Stock Index (S&P 500 Index) also made at market close on December 31, 2016. The graph portrays total return, 2016-2021, assuming reinvestment of all dividends.

1)The companies included in the Peer Group are Graphic Packaging Holding Company, Klabin S.A., Metsa Board Corporation, Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, UPM-Kymmene Corp., and WestRock Company.
2)Returns are calculated in $USD

ITEM 6. RESERVED

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
The following generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of historical items in 2019, and year-to-year comparisons between 2020 and 2019, can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Full-year 2021 net earnings attributable to shareholders were $1.8 billion ($4.47 per diluted share) compared with $482 million ($1.22 per diluted share) for full-year 2020.

During 2021, International Paper grew revenue and earnings while managing through significant operational and supply chain constraints. We serviced strong customer demand in a highly challenging operating environment due to continued uncertainties associated with COVID-19. For much of 2021, we operated with a sub-optimized system, which limited our ability to capture the full opportunity that comes with a strong demand backdrop. We made strong progress on price realization from prior increases to mitigate the impact of substantial cost pressure from inputs and distribution. We generated full-year cash from operations of $2.0 billion and free cash flow of $1.5 billion which included approximately $500 million of tax payments associated with various asset monetization transactions completed in 2021, as well as payment of deferred payroll taxes under the 2020 CARES Act. In 2021, we further strengthened our balance sheet, reducing debt by $2.5 billion. Additionally, our U.S. qualified pension plan has a 105% funded status with a surplus of $600 million as of December 31, 2021. Lastly, we returned $1.6 billion to shareowners, including about $810 million in share repurchases.

In 2021, we announced the Company's Building a Better IP initiative to drive value creation by streamlining and simplifying the Company, increasing efficiency and reducing costs and accelerating profitable growth. To that end, in 2021 we further focused our portfolio around corrugated packaging with the spin-off of the Printing Papers business as a stand-alone public company, Sylvamo Corporation, and we initiated meaningful actions to materially lower our cost structure and accelerate profitable growth, with a commitment to deliver $350 to $430 million of incremental earnings in 2024.

Comparing our 2021 results to 2020, price and mix improved, with strong price realization across all of our business segments and channels. Mix was also favorable, driven by solid growth in higher-margin, U.S. packaging channels and lower containerboard exports. Volume was essentially flat versus the prior year as significant operational and supply chain constraints limited our ability to capture the full benefits of a solid demand backdrop. This was particularly the case in the fourth quarter 2021, as volume improved less than we anticipated, primarily due to significant Covid-19 omicron variant related labor and supply chain constraints late in the quarter, especially in our U.S. box system. Our North American Industrial Packaging business operated with depleted inventories throughout much of 2021, which increased costs across our system. Across the Company, supply chain operating costs increased significantly versus 2020, representing more than half of the increase in operations and costs in 2021. The second half of 2021 was especially challenging due to slow supply chain velocity and poor logistics reliability, putting additional cost pressure on our manufacturing systems. Maintenance outage costs increased as planned, following deferrals we chose to make in 2020. Input costs rose sharply across most categories, with costs increasing throughout 2021, resulting in significantly elevated input cost levels exiting 2021. Interest expense was substantially lower in 2021, benefiting from significant debt reduction in 2020 and 2021. Although corporate expenses were lower, there was some offset in the fourth quarter 2021 related to expected dis-synergies, following the spin-off of the Printing Papers business. Equity earnings improved on strong performance from our Ilim joint venture, partially offset by reduced earnings from Graphic Packaging following the final monetization of our investment in the first half of 2021.

Looking ahead to the first quarter 2022, as compared to the fourth quarter 2021, in our Industrial Packaging business, we expect to realize gains related to the August 2021 published price movement. Volume is expected to be lower in the first quarter 2022 on decreased seasonal demand and the impact of the Covid-19 omicron variant on labor availability and supply chains, although we do expect improvement as the first quarter progresses. Operations and costs are expected to decrease earnings, including additional costs related to the Prattville mill recovery and start-up costs, following the failure of the high-density storage tank in the fourth quarter 2021 Maintenance outage expense is expected to be significantly higher as the first quarter will be our highest outage quarter this year, representing about 40% of total planned outage costs in 2022. Input costs are expected to improve on lower recovered fiber and energy costs. In Global Cellulose fibers we expect our price and mix combined to be stable. We expect volume to decrease moderately due to on-going vessel delays. Operations and costs are expected to increase related to higher seasonal costs and the non-repeat of a favorable LIFO benefit in the fourth quarter 2021. Maintenance outage expense is expected to increase as the first quarter 2022 will also be Global Cellulose Fibers highest maintenance outage quarter in 2022. Input costs are expected to be slightly higher due mostly to higher energy costs. Lastly, equity earnings from the Ilim joint venture are expected to improve.

Looking to full-year 2022, year, we expect a solid demand environment for corrugated packaging and pulp, with demand growth normalizing as we recover from the near-term Covid-19 omicron constraints. We also expect to make good progress on our Building a Better IP initiatives, which will ramp up as the year progresses. We are well positioned to optimize our containerboard mill and corrugated box system following various disruptions in 2021, which will further improve our operating and distributions costs. With respect to our capital allocation, we are targeting capital expenditures of $1.1 billion. The planned increase is driven primarily by investments in our packaging business to build out capabilities and capacity in our box system to drive profitable growth. Additionally, we are committed to a competitive and sustainable dividend with a payout of 40 to 50% of free cash flow, which we will continue to review annually as earnings and cash flow grow. With regard to share repurchases, as of the end of 2021 we had $2.9 billion of available authorizations. We will continue to execute on these authorizations in a manner that balances the investment needs of the business and maximizes value for our shareowners.
On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. During 2021, there continued to be a large number of COVID-19 cases and deaths in the United States and throughout the world, and restrictive measures, including masks and vaccine requirements were implemented or reinstituted by various governmental authorities and private businesses. Economic recovery in the United States and various other regions of the world has continued but may be threatened by the continued adverse effects of COVID-19 and other factors. Most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company to maintain the health and safety of our employees including social distancing, site cleaning, contract tracing and other measures as recommended by the CDC and WHO.

The pandemic has not had a material impact on demand for our products. However, all of our operations continue to experience higher supply chain costs and a constrained transportation environment due in part to the impacts of COVID-19. Moreover, due to the competitive labor market, we have experienced and may continue to experience, a shortage of labor for certain positions and increased labor costs.

There continue to be significant uncertainties associated with the COVID-19 pandemic, as detailed under RISKS RELATED TO THE COVID-19 PANDEMIC on page 8 to 19 of Item 1A. Risk Factors. The impacts of the pandemic had an adverse effect on our operations in 2021, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings (loss) attributable to International Paper (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and items considered by management to be unusual (net special items) from net earnings (loss) attributable to shareholders reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Form 10-K regarding the net special items referenced in the charts below:

In millions	2021	2020
Net Earnings (Loss) Attributable to Shareholders	$1,752	$482
Less - Discontinued operations (gain) loss	(630)	(252)
Earnings (Loss) from Continuing Operations	1,122	230
Add back - Non-operating pension expense (income)	(200)	(41)
Add back - Net special items expense (income)	371	742
Income tax effect - Non-operating pension and special items expense	(38)	(83)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$1,255	$848

	2021	2020
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$4.47	$1.22
Less - Discontinued operations (gain) loss per share	(1.61)	(0.64)
Diluted Earnings (Loss) Per Share from Continuing Operations	2.86	0.58
Add back - Non-operating pension expense (income) per share	(0.51)	(0.10)
Add back - Net special items expense (income) per share	0.94	1.88
Income tax effect per share - Non-operating pension and special items expense	(0.09)	(0.22)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$3.20	$2.14

In millions	Three Months Ended December 31, 2021	Three Months Ended September 30, 2021	Three Months Ended December 31, 2020
Net Earnings (Loss) Attributable to Shareholders	$107	$864	$153
Less - Discontinued operations (gain) loss	8	(432)	(88)
Earnings (Loss) from Continuing Operations	115	432	65
Add back - Non-operating pension expense (income)	(47)	(50)	(10)
Add back - Net special items expense (income)	295	49	188
Income tax effect - Non-operating pension and special items expense	(62)	—	(37)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$301	$431	$206

	Three Months Ended December 31, 2021	Three Months Ended September 30, 2021	Three Months Ended December 31, 2020
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.28	$2.20	$0.39
Less - Discontinued operations (gain) loss per share	0.02	(1.10)	(0.22)
Diluted Earnings (Loss) Per Share from Continuing Operations	0.30	1.10	0.17
Add back - Non-operating pension expense (income) per share	(0.12)	(0.12)	(0.03)
Add back - Net special items expense (income) per share	0.77	0.12	0.48
Income tax effect per share - Non-operating pension and special items expense	(0.17)	—	(0.09)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.78	$1.10	$0.53

Cash provided by operations, including discontinued operations, totaled $2.0 billion and $3.1 billion for 2021 and 2020, respectively. The Company generated free cash flow of approximately $1.5 billion in 2021 and $2.3 billion in 2020, respectively. Free Cash Flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing underlying operational performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following are reconciliations of free cash flow to cash provided by operations:

In millions	2021	2020
Cash provided by operations	$2,030	$3,063
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(549)	(751)
Free Cash Flow	$1,481	$2,312

In millions	Three Months Ended December 31, 2021	Three Months Ended September 30, 2021	Three Months Ended December 31, 2020
Cash provided by operations	$107	$645	$789
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(201)	(126)	(94)
Free Cash Flow	$(94)	$519	$695

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

International Paper operates in two segments: Industrial Packaging and Global Cellulose Fibers. During 2021, as a result of the spin-off of our Printing Papers business along with certain mixed-use coated paperboard and pulp businesses and the associated reclassification of these businesses to Discontinued Operations, we no longer have a Printing Paper segment and the remaining sales and operating profits previously reported in the Printing Papers business have been reclassified for segment reporting for all periods presented.

The following table presents a comparison of net earnings (loss) from continuing operations attributable to International Paper Company to its total Business Segment Operating Profit:

In millions	2021	2020
Net Earnings (Loss) from Continuing Operations Attributable to International Paper Company	$1,122	$230
Add back (deduct)
Income tax provision (benefit)	188	176
Equity (earnings) loss, net of taxes	(313)	(77)
Noncontrolling interests, net of taxes	2	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	999	329
Interest expense, net	337	446
Noncontrolling interests included in operations	(5)	—
Corporate expenses, net	134	62
Corporate net special items	352	262
Business net special items	18	481
Non-operating pension expense (income)	(200)	(41)
	$1,635	$1,539
Business Segment Operating Profit (Loss):
Industrial Packaging	$1,638	$1,757
Global Cellulose Fibers	(3)	(218)
Total Business Segment Operating Profit	$1,635	$1,539

Business Segment Operating Profit in 2021 was $96 million higher than in 2020 as the benefits from higher average sales price realizations and mix ($1.6 billion) and higher sales volumes ($8 million) were partially offset by higher operating costs ($350 million), higher input costs ($981 million) and higher maintenance outage costs ($177 million).

# Business Segment Operating Profit (in millions)

$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
$500
$0
$1,539
$1,596
$8
$(350)
$(981)
$(177)
$1,635
2020
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
2021

The principal changes in operating profit by business segment were as follows:

•Industrial Packaging’s operating profit of $1.6 billion was $119 million lower than in 2020 as the benefits of higher average sales price, favorable mix and higher sales volumes were more than offset by higher operating costs, higher input costs and higher maintenance outage costs.
•Global Cellulose Fibers' operating loss improved $215 million to $3 million compared with 2020 as the benefits of higher average sales price, favorable mix and higher sales volumes were more than offset by higher operating costs, higher input costs and higher maintenance outage costs.
LIQUIDITY AND CAPITAL RESOURCES
Including discontinued operations, International Paper generated $2.0 billion of cash flow from operations for the year ended December 31, 2021, compared with $3.1 billion in 2020. Capital spending for 2021 totaled $549 million, or 45% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $2.1 billion of credit facilities.

RESULTS OF OPERATIONS
While the operating results for International Paper’s various business segments are driven by a number of business-specific factors, changes in International Paper’s operating results are closely tied to changes in general economic conditions in North America, Europe, Latin America, North Africa and the Middle East.
Factors that impact the demand for our products include industrial non-durable goods production, consumer preferences, consumer spending and movements in currency exchange rates.
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
The following is a discussion of International Paper’s consolidated results of operations for the year ended December 31, 2021, and the major factors affecting these results compared to 2020.
For the year ended December 31, 2021, International Paper reported net sales of $19.4 billion, compared with $17.6 billion in 2020. International net sales (based on the location of the seller and including U.S. exports) totaled $5.2 billion or 27% of total sales in 2021. This compares with international net sales of $4.8 billion in 2020.
Full year 2021 net earnings attributable to International Paper Company totaled $1.8 billion ($4.47 per diluted share), compared with net earnings of $482 million ($1.22 per diluted share) in 2020. Amounts in all periods include the results of discontinued operations.
Earnings from continuing operations attributable to International Paper Company after taxes in 2021 and 2020 were as follows:

In millions	2021		2020
Earnings from continuing operations attributable to International Paper Company	$1,122	(a)	$230	(b)

(a)Includes $284 million of net special items charges and $151 million of non-operating pension income.
(b)Includes $649 million of net special items charges and $31 million of non-operating pension income.
Compared with 2020, the benefits from higher average sales price and a favorable mix ($1.2 billion), higher sales volumes ($6 million), lower net interest expense ($82 million), and lower tax expense ($69 million) were partially offset by higher operating costs ($262 million), higher input costs ($734 million), higher maintenance outage costs ($133 million) and higher corporate and other costs ($51 million). In addition, 2021 results included higher equity earnings, net of taxes, relating to the Company’s investment in Ilim and other investments, partially offset by lower equity earnings relating to the Company's investment GPIP.

# Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$230
$1,194
$6
($262)
($734)
($133)
($51)
$236
$82
$69
$365
$120
$1,122
2020
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
2021

See Business Segment Results on pages 29 through 31 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of these factors by segment.
DISCONTINUED OPERATIONS
On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo Corporation spin-off and sale of Kwidzyn, the Company no longer has a Printing Papers business segment, and all current and historical results have been adjusted to reflect the Kwidzyn and the Printing Papers business and other businesses conveyed to Sylvamo Corporation as discontinued operations. See Note 8 on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data for further discussion.
Discontinued operations include the operating earnings of the businesses noted above. Discontinued operations also includes an after-tax net special items gain of $330 million and charge of $7 million in 2021 and 2020, respectively.
Details of these charges (gains) were as follows:

Special Items in Discontinued Operations
In millions	2021	2020
Printing Papers spin-off expenses	$92	$8
Environmental remediation reserve adjustment	—	6
Gain on sale of Kwidzyn, Poland mill	(344)	—
Gain on sale of La Mirada, CA distribution center	(65)	—
Foreign value-added tax credit (including interest)	(37)	—
Foreign and state taxes related to Printing Papers spin-off	24	—
Tax benefit related to settlement of tax audits	—	(9)
Other	—	2
Total	$(330)	$7
INCOME TAXES
A net income tax provision from continuing operations of $188 million was recorded for 2021. Excluding a $87 million net tax benefit for other special items and a $49 million tax expense related to non-operating pension income, the operational tax provision was $226 million, or 19% of pre-tax earnings before equity earnings.
A net income tax provision from continuing operations of $176 million was recorded for 2020, including a tax benefit of $23 million related to the settlement of tax audits. Excluding this item, a $70 million net tax benefit for other special items and a $10 million tax expense related to non-operating pension income, the operational tax provision was $259 million, or 25% of pre-tax earnings before equity earnings.
EQUITY EARNINGS, NET OF TAXES
Equity earnings, net of taxes, consisted principally of the Company’s share of earnings from its 50% investment in Ilim of $311 million and $48 million in 2021 and 2020, respectively, and from its ownership interest in GPIP of $4 million in 2021 and its then 15.0% ownership interest at December 31, 2020 in GPIP of $40 million. The Company no longer had an ownership interest in GPIP at December 31, 2021 (see page 31).
INTEREST EXPENSE AND NONCONTROLLING INTEREST
Net corporate interest expense totaled $337 million in 2021 and $446 million in 2020. The decrease in 2021 compared with 2020 was due to lower average outstanding debt.
Net earnings attributable to noncontrolling interests were $2 million in 2021, compared with zero in 2020.

SPECIAL ITEMS
Pre-tax special items included in continuing operations totaling $371 million and $742 million were recorded in 2021 and 2020, respectively. Details of these charges were as follows:

Special Items
In millions	2021		2020
Business Segments
Restructuring and other, net	$25		$(1)
Net (gains) losses on sales and impairments of businesses	(7)		467
Abandoned property removal	—		14	(a)
Riverdale mill conversion accelerated depreciation	—		1	(b)
Other	1	(c)	—
	19		481
Corporate
Restructuring and other, net	$484		$196
Sylvamo investment fair value adjustment	32		—
Real estate - office impairment	21		—
Environmental remediation reserve adjustments	10		41
Asbestos litigation reserve adjustment	—		43
India investment	—		11
Gain on sale of portion of equity investment in Graphic Packaging	(204)		(33)
Legal reserve adjustment	(5)		—
Net gain on sales and impairments of businesses	—		(2)
Other	14		5
	352		261
Total	$371		$742
(a) Includes charges of $9 million recorded in the Industrial Packaging business segment and $5 million recorded in the Global Cellulose Fibers business segment.

(b) Recorded in the Industrial Packaging business segment.

(c) Allocation of income to noncontrolling interest associated with the sale of our EMEA Packaging business in Turkey.
Net losses on sales and impairments of businesses included in special items totaled a pre-tax gain of $7 million and loss of $465 million in 2021 and 2020, respectively. Details of these (gains) losses were as follows:

Net (Gains) Losses on Sales and Impairments of Businesses
In millions	2021	2020
EMEA Packaging - Turkey	$(7)	$123
Brazil Packaging	—	348
Other	—	(6)	(a)
Total	$(7)	$465
(a) Includes gains of $5 million recorded in the Industrial Packaging business segment and gains of $1 million recorded in Corporate.
See Note 8 Divestitures and Impairments on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data for further discussion.
International Paper continually evaluates its operations for improvement opportunities targeted to (a) focus our portfolio on our core businesses, (b) realign capacity to operate fewer facilities with the same revenue capability, (c) close high cost, unprofitable facilities, and (d) reduce costs. Additionally, the Company is committed to its capital allocation framework to maintain a strong balance sheet including reducing debt to maximize value creation and maintain our current investment grade credit rating.
During 2021 and 2020, pre-tax restructuring and other charges, net, totaling $509 million and $195 million were recorded. Details of these charges were as follows:

Restructuring and Other, Net
In millions	2021		2020
Business Segments
Building a Better IP initiative	$14	(a)	$—
EMEA Packaging optimization	12		—
Other	(1)	(b)	(1)	(b)
	25		(1)
Corporate
Early debt extinguishment costs (see Note 16)	$461		$196
Building a Better IP initiative	15		—
Other	8		—
	484		196
Total	$509		$195

(a) Includes $11 million recorded in the Industrial Packaging business segment and $3 million recorded in the Global Cellulose Fibers business segment.
(b) Recorded in the Industrial Packaging business segment.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

INDUSTRIAL PACKAGING

International Paper is the largest manufacturer of containerboard in the United States. Our U.S. production capacity is over 13 million tons annually. Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted into corrugated packaging and other packaging by our 175 North American corrugated packaging plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 16 recycling plants. Our corrugated packaging plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include a recycled fiber containerboard mill in Morocco and one in Spain and 24 corrugated packaging plants in France, Italy, Spain, Morocco and Portugal. On May 31, 2021, the Company completed the sale of its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey, to Mondi Group. As a result of the sale of our Kwidzyn, Poland mill on August 6, 2021 and the completion of the previously announced spin-off of Sylvamo Corporation on October 1, 2021 which included certain mixed-use coated paperboard businesses, the Coated Paperboard business is no longer reported as part of the Industrial Packaging business segment. See Note 8 Divestitures and Impairments of Businesses on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data.

GLOBAL CELLULOSE FIBERS

Our cellulose fibers product portfolio includes fluff, market and specialty pulps. International Paper is the largest producer of fluff pulp which is used to make absorbent hygiene products like baby diapers, feminine care, adult incontinence and other non-woven products. Our market pulp is used for tissue and paper products. We continue to invest in exploring new innovative uses for our products, such as our specialty pulps, which are used for non-absorbent end uses including textiles, filtration, construction material, paints and coatings, reinforced plastics and more. Our products are made in the United States and Canada and are sold around the world. International Paper facilities have annual dried pulp capacity of about 3 million metric tons. As a result of the sale of our Kwidzyn, Poland mill on August 6, 2021 and the completion of the previously announced spin-off of Sylvamo Corporation on October 1, 2021 which included pulp businesses, EMEA Global Cellulose Fibers is no longer reported as part of the Global Cellulose Fibers business segment. See Note 8 Divestitures and Impairments of Businesses on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data.

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

GPIP

On January 1, 2018, the Company completed the transfer of its North American Consumer Packaging business, which included its North American Coated Paperboard and Foodservice businesses, to Graphic Packaging International Partners, LLC ("GPIP"), a subsidiary of Graphic Packaging Holding Company, in exchange for a 20.5% ownership interest in GPIP. GPIP subsequently transferred the North American Consumer Packaging business to Graphic Packaging International, LLC ("GPI"), a wholly-owned subsidiary of GPIP that holds the assets of the combined business. The Company has since fully monetized its investment in GPIP with transactions beginning in the first quarter 2020 through the second quarter 2021 and no longer has an ownership interest in GPIP. See Note 11 Equity Method Investments on page 65 through 66 of Item 8. Financial Statements and Supplementary Data for further information.

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

Industrial Packaging
In millions	2021	2020
Net Sales	$16,326	$14,900
Operating Profit (Loss)	$1,638	$1,757

Industrial Packaging net sales for 2021 increased 10% to $16.3 billion compared with $14.9 billion in 2020. Operating profits in 2021 were 7% lower than in 2020. Comparing 2021 with 2020, benefits from higher average sales price and a favorable mix ($1.2 billion) and stable sales volumes were offset by higher operating costs ($237 million), higher input costs ($890 million) and higher maintenance outage costs ($142 million) .

North American Industrial Packaging
In millions	2021	2020
Net Sales (a)	$14,944	$13,552
Operating Profit (Loss)	$1,605	$1,722
(a) Includes intra-segment sales of $126 million for 2021 and $117 million for 2020.
North American Industrial Packaging's sales volumes increased in 2021 compared with 2020 for corrugated boxes driven by strong demand across our customer segments. Domestic containerboard sales volumes also increased. Export containerboard sales volumes were lower. Total maintenance and economic downtime was about 25,000 tons higher in 2021 compared with 2020, primarily due to maintenance downtime. Average sales margins were higher reflecting higher prices for both containerboard and boxes and a favorable geographic mix. Operating and distribution costs increased, primarily due to inflation and supply chain and labor constraints related to the Omicron COVID-19 variant. 2021 earnings were impacted by the winter storms in the first quarter and the incident at the Prattville mill in the fourth quarter. 2020 earnings include costs related to the Riverdale conversion. Planned maintenance downtime costs were $143 million higher in 2021 than in 2020. Input costs were significantly higher, driven by higher wood, recovered fiber and energy costs.

Looking ahead to the first quarter of 2022, compared with the fourth quarter of 2021, sales volumes for boxes are expected to be lower, driven by seasonality and continued supply chain and labor constraints associated with the Omicron variant. Average sales margins are expected to be higher. Operating costs are expected to increase and include additional costs related to the Prattville mill. Planned maintenance downtime costs are expected to be $119 million higher. The first quarter of 2022 is expected to be the highest maintenance quarter of the year. Input costs are expected to be lower primarily for recovered fiber and energy.

EMEA Industrial Packaging
In millions	2021	2020
Net Sales	$1,508	$1,317
Operating Profit (Loss)	$33	$38
EMEA Industrial Packaging's sales volumes in 2021 were lower than in 2020 driven by the sale of our EMEA Packaging business in Turkey in May 2021. Sales volumes improved in the Eurozone and
Morocco reflecting demand recovery from the COVID-19 pandemic. Average sales margins were lower in all regions driven by higher containerboard costs partially offset by corrugated packaging sales price recovery. Operating costs were lower, driven by improvements at the Madrid, Spain mill. Planned maintenance outage costs were $1 million lower in 2021 compared with 2020. Input costs were significantly higher, primarily driven by energy and fiber costs.
Entering the first quarter of 2022, compared with the fourth quarter of 2021, sales volumes are expected to be stable. Average sales margins are expected to be higher, reflecting lower input costs. Operating costs are expected to be higher. Planned maintenance outage costs are expected to be $1 million lower due to no planned outages in the first quarter. Input costs are expected to be higher, primarily for energy.

Brazilian Industrial Packaging
In millions	2021	2020
Net Sales	$—	$148
Operating Profit (Loss)	$—	$(3)

On October 14, 2020, the Company closed the previously announced sale of its Brazilian Packaging business. See Note 8 Divestitures and Impairments on pages 61 through 63 of Item 8. Financial Statements and Supplementary Data for further discussion.
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

Global Cellulose Fibers
In millions	2021	2020
Net Sales	$2,732	$2,393
Operating Profit (Loss)	$(3)	$(218)

Global Cellulose Fibers net sales for 2021 increased 14% to $2.7 billion, compared with $2.4 billion in 2020. Operating profits in 2021 improved significantly compared to 2020. Comparing 2021 with 2020, benefits from higher average sales price, favorable mix and sales volumes ($454 million) were partially offset by higher operating costs ($113 million), higher input costs ($91 million) and higher maintenance outage costs ($35 million).

Sales volumes in 2021 compared with 2020 were lower reflecting the extremely challenging supply chain environment. Total maintenance and economic downtime was about 11,000 tons lower in 2021 compared with 2020, primarily due to economic downtime. Average sales margins were higher, reflecting higher average fluff and market pulp prices. Operating costs increased, driven by inflation and supply chain related mill slowbacks and downtime. Distribution costs were significantly higher driven by global supply chain disruptions causing port congestion and container shortages. Planned maintenance outage costs were $35 million higher in 2021. Input costs were significantly higher, driven by wood, energy and chemicals.
Entering the first quarter of 2022, compared with the fourth quarter of 2021, sales volumes are expected to be flat as solid demand is offset by continuing supply chain constraints. Average sales margins are expected to be stable. Operating costs are expected to be seasonally higher. Distribution costs are also expected to increase from supply chain constraints. Planned maintenance outage costs are expected to be $4 million higher than in the fourth quarter of 2021. Input costs are expected to be seasonally higher, primarily for chemicals and energy.
EQUITY EARNINGS, NET OF TAXES - ILIM
International Paper accounts for its investment in Ilim, a separate reportable industry segment, using the equity method of accounting.
The Company recorded equity earnings, net of taxes, related to Ilim of $311 million in 2021, compared with earnings of $48 million in 2020. Foreign exchange gains (losses) included in equity earnings in 2021 were not material and JSC Ilim Group had no U.S. dollar-denominated debt outstanding as of December 31, 2021. Operating results recorded in 2020 included an after-tax non-cash foreign exchange loss of $50 million, primarily on the remeasurement of Ilim's U.S. dollar denominated net debt.
Driven by logistics issues and congestion at the Chinese border, sales volumes for the joint venture decreased by 3% in 2021, primarily for softwood pulp and hardwood pulp shipments to China, partially offset by higher shipments of softwood pulp and hardwood pulp to Russia and higher shipments of containerboard to China and other export markets. Average sales margins were significantly higher for sales of softwood pulp, hardwood pulp and containerboard reflecting higher average sales prices. Input costs were higher, primarily for wood, fuel and chemicals. Distribution costs were negatively impacted by transportation tariffs and inflation. Maintenance and repair expenses were higher. Due to escalating regulations, an environmental reserve was recorded in 2021 for the Siberian mill sites. The Company received cash dividends from the joint venture of $154 million in 2021 and $141 million in 2020.
Entering the first quarter of 2022, sales volumes are expected to be higher than in the fourth quarter of 2021, as distribution constraints at the Chinese border are anticipated to be resolved. Based on results to date in the current quarter, average sales margins are expected to decrease for softwood pulp and hardwood pulp shipped to China. Average sales margins are expected to increase for shipments of containerboard to China. Input costs for wood are projected to be higher due to seasonality. Distribution costs will increase.
EQUITY EARNINGS - GPIP
International Paper recorded equity earnings of $4 million in 2021 and $40 million in 2020 on its ownership position in GPIP. The Company received cash dividends from the investment of $5 million in 2021 and $20 million in 2020. The Company no longer has an ownership interest in GPIP - see Description of Business Segments on pages 28 and 29 for further detail regarding our ownership interest.

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
Use of cash during 2021 was primarily focused on working capital requirements, capital spending, debt reduction and returning cash to shareholders through dividends and share repurchases under the Company's share repurchase program.
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations, including discontinued operations, totaled $2.0 billion in 2021, compared with $3.1 billion for 2020. Cash used by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $426 million in 2021, compared with cash provided by working capital components of $324 million in 2020.

Cash dividends received from equity investments were $159 million in 2021, compared with $162 million in 2020.

INVESTMENT ACTIVITIES
Including discontinued operations, investment activities in 2021 increased from 2020, as 2021 included proceeds from the sale of the Kwidzyn, Poland mill and the sale of our ownership interest in Olmuksan International Paper for $827 million, net of cash divested, proceeds from the monetization of our investment in Graphic Packaging International Partners, LLC (GPIP) for $908 million (see Note 11 Equity Method Investments on pages 65 and 66 of Item 8. Financial Statements and Supplementary Data) and proceeds of $4.85 billion from the settlement of the 2015 Financing Entities Timber Notes (see Note 15 Variable Interest Entities on pages 74 and 75 of Item 8. Financial Statements and Supplementary Data). Capital spending was $549 million in 2021, or 45% of depreciation and amortization, compared with $751 million in 2020, or 58% of depreciation and amortization. Capital spending as a percentage of depreciation and amortization was 31% for Global Cellulose Fibers and 46% for Industrial Packaging in 2021.
The following table shows capital spending by business segment for the years ended December 31, 2021 and 2020, excluding amounts related to discontinued operations of $69 million in 2021 and $88 million in 2020.

In millions	2021	2020
Industrial Packaging	$382	$554
Global Cellulose Fibers	83	96
Subtotal	465	650
Corporate and other	15	13
Capital Spending	$480	$663

Capital spending in 2022 is expected to be approximately $1.1 billion, or 96% of depreciation and amortization.
Acquisitions

See Note 7 Acquisitions on page 61 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

FINANCING ACTIVITIES

Including discontinued operations, financing activities during 2021 included debt issuance of $1.5 billion and reductions of $2.5 billion for a net decrease of $1.0 billion. Financing activities during 2020 included debt issuances of $583 million and reductions of $2.3 billion for a net decrease of $1.7 billion.
Amounts related to early debt extinguishment during the years ended December 31, 2021 and 2020 were as follows:

In millions	2021	2020
Early debt reductions (a)	$2,472	$1,640
Pre-tax early debt extinguishment costs (b)	461	196

(a)Reductions related to notes with interest rates ranging from 3.00% to 7.50% with original maturities from 2021 to 2048 for the years ended December 31, 2021 and 2020.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company's early debt reductions in 2021 included debt tenders of $500 million with interest rates ranging from 4.80% to 5.15% and maturity dates ranging from 2035 to 2046, $200 million with an interest rate of 3.55% due in 2029, and $558 million with interest rates ranging from 4.35% to 4.40% and maturity dates ranging from 2047 to 2048. In addition to these debt tenders, the Company had make whole calls of $517 million related to debt with an interest rate 3.80% due in 2026 and $268 million related to debt with an interest rate of 3.00% due in 2027. Finally, the Company had $429 million in open market repurchases related to debt with interest rates ranging from 3.00% to 5.38% and maturity dates ranging from 2027 to 2048. In addition to the early debt reductions, the Company had debt reductions of $37 million in 2021 related primarily to capital leases, debt maturities, and international debt.

The Company had debt issuances in 2021 of $1.5 billion related primarily to Sylvamo debt issuances. In the fourth quarter of 2021, Sylvamo made a $1.4 billion net cash distribution to the Company as part of the spin-off.

Other financing activities during 2021 included the net issuance of approximately 1.9 million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $838.6 million, including $810.9 million related to shares repurchased under the Company's share repurchase program. The Company has repurchased 85.1 million shares at an average price of $47.93, for a total of approximately $4.1 billion, since the repurchase program began in September 2013 through December 31, 2021. The Company paid cash dividends totaling $780 million during 2021.

Other financing activities during 2020 included the net issuance of approximately one million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $42 million, including $14 million related to shares repurchased under the Company's share repurchase program. The Company paid cash dividends totaling $806 million during 2020.
Interest Rate Swaps

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk, International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt. During 2020, International Paper terminated its interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 with an approximate fair value of $85 million. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt. The Company had no outstanding interest rate swaps for the years ended December 31, 2021 and 2020 (see Note 17 Derivatives and Hedging Activities on pages 76 through 79 of Item 8. Financial Statements and Supplementary Data).
Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 Variable Interest Entities on pages 74 through 75 of Item 8. Financial Statements and Supplementary Data. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. As of December 31, 2021, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $813 million. The nature and timing of the income tax due related to these transactions is currently under review by the Internal Revenue Service.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2022

We expect another year of solid cash generation in 2022. Furthermore, we intend to continue to make choices for the use of cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, returning meaningful cash to shareholders through dividends and share repurchases and making organic investments to maintain our world-class system and strengthen our packaging business.

Our share repurchase program most recently approved by our Board of Directors on October 12, 2021, which does not have an expiration date, has approximately $2.9 billion aggregate amount of shares of common stock remaining authorized for purchase as of December 31, 2021. We may continue to repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, restrictions in our debt documents, applicable securities laws requirements and other factors. In addition, we pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future. Each quarterly dividend is subject to review and approval by our Board of Directors, and is subject to restrictions in our debt documents.
Capital Expenditures and Long-Term Debt
Capital spending for 2022 is planned at approximately $1.1 billion, or about 96% of depreciation and amortization.

At December 31, 2021, International Paper’s credit agreements totaled $2.1 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At December 31, 2021, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed on pages 75 and 76 in Note 16 - Debt and Lines of Credit of Item 8. Financial Statements and Supplementary Data, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at December 31, 2021 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

International Paper also has a commercial paper program with a borrowing capacity up to $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2021 under this program.

International Paper expects to be able to meet projected capital expenditures, service existing debt, meet working capital and dividend requirements and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense, and we have repurchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt (including in open market purchases) to the extent consistent with this capital structure planning. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors. During 2020, management took various actions to further strengthen the Company’s liquidity position in response to the COVID-19 pandemic. This included the Company deferring the payment of our payroll taxes as allowed under CARES Act. The CARES Act allows for the deferral of the payment of the employer portion of Social Security taxes accrued between March 27, 2020 and December 31, 2020. Under the CARES Act 50% of the deferred payroll taxes was paid in 2021 and the remainder will be paid by December 31, 2022. We believe that our credit agreements and commercial paper program provide us with sufficient liquidity to operate in the current environment; however, an extended period of economic disruption could impact our access to additional sources of liquidity.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2021, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2021, were as follows:

In millions	2022	2023	2024	2025	2026	Thereafter
Debt maturities (a)	$196	$358	$149	$206	$73	$4,597
Operating lease obligations	139	97	60	38	23	28
Purchase obligations (b)	2,900	533	386	291	259	1,052
Total (c)	$3,235	$988	$595	$535	$355	$5,677

(a)Includes financing lease obligations.
(b)Includes $798 million relating to fiber supply agreements entered into at the time of the 2006 Transformation Plan forestland sales and in conjunction with the 2008 acquisition of Weyerhaeuser Company’s Containerboard, Packaging and Recycling business. Also includes $979 million relating to fiber supply agreements assumed in conjunction with the 2016 acquisition of Weyerhaeuser's pulp business.
(c)Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $160 million. Also not included in the above table is $106 million of Deemed Repatriation Transition Tax associated with the 2017 Tax Cuts and Jobs Act which will be settled from 2022 - 2026.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2021, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 13 Income Taxes on pages 68 through 70 of Item 8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2021, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $242 million lower than the fair value of plan assets, excluding non-U.S. plans. Approximately $595 million of this amount relates to plans that are subject to minimum funding requirements. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the "projected benefit obligation") for accounting purposes. In December 2008, the Worker, Retiree and Employer Recovery Act of 2008 ("WERA") was passed by the U.S. Congress which provided for pension funding relief and technical corrections. Funding contributions depend on the funding method selected by the Company, and the timing of its implementation, as well as on actual demographic data and the targeted funding level. The Company continually reassesses the amount and timing of any discretionary contributions and elected not to make any voluntary contributions in 2019, 2020 or 2021. At this time, we do not expect to have any required contributions to our plans in 2022, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

ILIM SHAREHOLDERS' AGREEMENT

In October 2007, in connection with the formation of the Ilim joint venture, International Paper entered into a shareholders' agreement with an initial 15-year term expiring in October 2022 that automatically renews for successive five-year terms, unless terminated by either party. The shareholders' agreement also includes provisions relating to the reconciliation of disputes among the partners. This agreement provides that either the Company or its partners may commence procedures specified under the deadlock provisions. If these or any other deadlock procedures under the shareholders' agreement are commenced, although it is not obligated to do so, the Company may in certain situations choose to purchase its partners' 50% interest in Ilim. Any such transaction would be subject to review and approval by Russian and other relevant antitrust authorities. Based on the provisions of the agreement, the Company estimates that the current purchase price for its partners' 50% interests would be approximately $2.3 billion, excluding the impact of Ilim debt at December 31, 2021, which could be satisfied by payment of cash or International Paper common stock, or some combination of the two, at the Company's option. The purchase by the Company of its partners’ 50% interest in Ilim would result in the consolidation of Ilim's financial position and results of operations in all subsequent periods.

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
Accounting policies whose application has had or is reasonably likely to have a material impact on the reported results of operations and financial position of International Paper, and that can require a significant level of estimation or uncertainty by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets and goodwill, pensions and income taxes. The Company has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit and Finance Committee of the Company’s Board of Directors and with its independent registered public accounting firm.
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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly-owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business. The Company received assessments for the tax years

2007-2015 totaling approximately $106 million in tax, and $351 million in interest, penalties, and fees as of December 31, 2021 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, we received other subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. The Company has appealed and intends to further appeal these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. The Company believes that it has appropriately evaluated the transaction underlying these assessments, and has concluded based on Brazilian tax law, that its tax position would be sustained.

The Company intends to vigorously defend its position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. This assessment pertains to a business that was conveyed to Sylvamo Corporation as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo Corporation, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any tax assessment related to the matter, and the Company will pay all amounts of the assessment over $300 million. The Brazilian government may enact a tax amnesty program that would allow Sylvamo do Brasil Ltda. to resolve this dispute for less than the assessed amount. In addition, all decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, continue to be made by the Company. Sylvamo Corporation thus has no control over any decision related to this ongoing litigation. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company has established a liability representing the initial fair value of the contingent liability under the tax matter agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 is $48 million. This liability will not be adjusted in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.
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

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its North America Industrial Packaging reporting unit and the quantitative goodwill impairment test to its EMEA Industrial Packaging reporting unit as of October 1, 2021.

For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the North America Industrial Packaging reporting unit under the qualitative assessment and the results of the qualitative assessments indicated that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

The Company also performed the quantitative goodwill impairment test which included comparing the carrying amount of the EMEA Industrial Packaging reporting unit to its estimated fair value. The Company performed the quantitative goodwill impairment test for EMEA Industrial Packaging due to the changes in the reporting unit's asset base as a result of acquisitions and divestitures since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our annual impairment test indicated that the carrying amount did not exceed the estimated fair value of the EMEA Industrial Packaging reporting unit.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2021.
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

In advance of the spin-off of the Printing Papers segment into a standalone, publicly traded company, Sylvamo, a legally separate Sylvamo Pension Plan was established to transfer both pension liabilities and qualified pension assets for the approximately 900 active qualified pension participants who transitioned to Sylvamo. Effective September 1, 2021, the Retirement Plan of International Paper and the Sylvamo Pension Plan were legally separated and remeasured as of that date.

Benefit obligations and fair values of plan assets as of December 31, 2021, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$11,480	$12,075
U.S. nonqualified pension	353	—
Non-U.S. pension	65	19

The table below shows the discount rate used by International Paper to calculate U.S. pension obligations for the years shown:

	2021	2020	2019
Discount rate	2.90%	2.60%	3.40%

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

The weighted average expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2021 was 6.40%.
Increasing (decreasing) the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease (increase) 2022 pension expense by approximately $27 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $19 million.

Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2021	7.7%	2016	7.1%
2020	24.7%	2015	1.3%
2019	23.9%	2014	6.4%
2018	(3.0)%	2013	14.1%
2017	19.3%	2012	14.1%

The 2012, 2013 and 2014 returns above represent weighted averages of International Paper and Temple-Inland asset returns. International Paper and Temple-Inland assets were combined in October 2014. The annualized time-weighted rate of return earned on U.S. pension plan assets was 14.0% and 11.3% for the past five and ten years, respectively.

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

Net periodic pension plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2021	2020	2019	2018	2017
Pension (income) expense
U.S. plans	$(112)	$32	$93	$632	$717
Non-U.S. plans	4	5	6	4	5
Net (income) expense	$(108)	$37	$99	$636	$722

The decrease in 2021 pension expense primarily reflects a higher asset returns, lower interest cost due to a lower discount rate and lower actuarial loss due to a higher amortization period slightly offset by higher service cost.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2021, projected future net periodic pension plan expense (income) would be as follows:

In millions	2023	2022
Pension expense (income)
U.S. plans	$(165)	$(114)
Non-U.S. plans	5	5
Net (income) expense	$(160)	$(109)

The Company estimates that it will record net pension income of approximately $114 million for its U.S. defined benefit plans in 2022, compared to income of $112 million in 2021.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2021 totaled approximately $12.1 billion, consisting of approximately 18% equity securities, 68% debt securities, 8% real estate funds and 6% other assets. The Company’s funding policy for its qualified pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2021. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $21 million for the year ended December 31, 2021.

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

LEGAL PROCEEDINGS

Information concerning the Company’s environmental and legal proceedings is set forth in Note 14 Commitments and Contingent Liabilities on pages 70 through 74 of Item  8. Financial Statements and Supplementary Data.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 Recent Accounting Developments on page 56 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

EFFECT OF INFLATION

While inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, have an impact on the Company’s operating results, changes in general inflation have had minimal impact on our operating results in 2019 and 2020. The effects of inflation in the current year have been more significant than prior years as the pandemic has had an impact on economic conditions, including labor market conditions, economic activity, consumer behavior, supply shortages and disruptions and inflationary pressures. Sales prices and volumes are primarily influenced by economic supply and demand factors in specific markets and by exchange rate fluctuations but are also currently being impacted by the current inflationary environment.

FOREIGN CURRENCY EFFECTS

International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with, imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’ local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a weaker U.S. dollar and stronger local currency is beneficial to International Paper. The currency that has the most impact is the Euro.

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 16 Debt and Lines of Credit on pages 75 and 76 of Item 8. Financial Statements and Supplementary Data. A discussion of derivatives and hedging activities is included in Note 17 Derivatives and Hedging Activities on pages 76 through 79 of Item 8. Financial Statements and Supplementary Data.
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
INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2021 and 2020 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as, interest rate swaps, may be used to execute this strategy. At December 31, 2021 and 2020, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $6.7 billion and $9.3 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $304 million and $443 million at December 31, 2021 and 2020, respectively.
COMMODITY PRICE RISK

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. At December 31, 2021 and 2020, the net fair value of these contracts was immaterial and the potential loss in fair value from a 10% adverse change in quoted commodity prices for these contracts was also immaterial.

FOREIGN CURRENCY RISK

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps, or foreign exchange contracts. At December 31, 2021 and 2020, the net fair value of financial instruments with exposure to foreign currency risk was immaterial. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates was also immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion and Note 17 Derivatives and Hedging Activities on pages 76 through 79 of Item 8. Financial Statements and Supplementary Data.

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

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34). During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders and the board of directors and all committees of the board. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The Company completed the acquisitions of two packaging businesses located in Spain (La Gaviota and Cartonajes Trilla) on April 1, 2021. Due to the timing of these acquisitions, we have excluded these businesses from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2021, sales and assets for these businesses represented approximately 0.1% of net sales and 0.4% of total assets.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 43 through 46.
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

The Board of Directors, assisted by the Audit and Finance Committee ("Committee"), monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Committee’s Charter takes into account the New York Stock Exchange rules relating to Audit Committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2021, including critical accounting policies and significant management judgments, with management and the independent auditors. The Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIMOTHY S. NICHOLLS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Tax Free Printing Papers Spin-Off — Refer to Note 1 to the financial statements

Critical Audit Matter Description

On October 1, 2021, the Company completed the spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France, and Russia into a standalone, publicly traded company, Sylvamo Corporation (“Sylvamo”). The transaction was executed by distributing shares of Sylvamo to the Company’s shareholders (the “Distribution”). The Company concluded the Distribution to be a tax-free transaction for U.S. Federal income tax purposes.
We identified the Company’s conclusion that the Distribution was a tax-free transaction to be a critical audit matter because of the complexity of the interpretation and application of the U.S. Internal Revenue Code (“Code”), the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the qualification of the Distribution as a tax-free transaction.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, the audit procedures we performed related to the Company’s conclusion that the Distribution was a tax-free transaction included the following, among others:

•We tested the effectiveness of controls over the Company’s conclusion that the Distribution was a tax-free transaction.

•We inspected the Private Letter Ruling (“PLR”) received by the Company from the U.S. Internal Revenue Service and the external opinions received by the Company from third-party advisors, which were relied upon in the Company’s evaluation of whether the Distribution qualified as a tax-free transaction.

•We evaluated the key factors addressed in the PLR and external opinions regarding the qualification of the Distribution as a tax-free transaction in comparison to the corresponding criteria prescribed by the Code, including interpretations of the Code and related statutes.

•We tested the key inputs to a mathematical model prepared by the Company and used in its evaluation of whether the Distribution qualified as a tax-free transaction.

•We performed a sensitivity analysis on the key inputs used in the mathematical model, including the key inputs used in the determination of the fair market value and tax basis of the legal entities included in the Distribution.

•We searched for contradictory evidence regarding the qualification of the Distribution as a tax-free transaction by reading minutes of the Company’s Board of Directors meetings and its committees, and reading other relevant documentation, such as income tax returns and historical financial information, of the Company and the legal entities included in the Distribution, as applicable.

•We obtained written representations from management regarding the Company’s intent not to execute transactions in the future that could affect the qualification of the Distribution as a tax-free transaction.

Retirement Plans — Plan Assets — Refer to Note 19 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the Company’s Pension Plans held approximately $3.0 billion in investments whose reported value is determined based on net asset value (“NAV”). The strategic asset allocation policy prescribed by the Company’s Pension Plan includes permissible investments in certain hedge funds, private equity funds, and real estate funds whose reported values are determined based on the estimated NAV of each investment.

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

•We obtained a confirmation from the third-party custodian as of December 31, 2021 of all individual investments held in trust for the Pension Plan to confirm the existence of each individual asset held in trust.

•For each selected investment fund with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2020 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•With the assistance of professionals in our firm having expertise in alternative investments, we rolled forward the valuation from the selected funds’ most recently audited financial statements to December 31, 2021. This roll forward procedure included consideration of the Company’s transactions in the fund during the period, as well as an estimate of the funds’ returns based on an appropriate, independently obtained benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2021, balance recorded by the Company. For certain selected funds, our roll forward procedures included alternative procedures, such as inspecting trust statements for observable transactions near year-end to compare to the estimated fair value.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 18, 2022

We have served as the Company's auditor since 2002.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of International Paper Company":
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 18, 2022, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment of the internal control over financial reporting the acquisitions of packaging businesses located in Spain (La Gaviota and Cartonajes Trilla) completed during 2021. The acquired businesses constitute 0.1% of net sales and 0.4% of total assets of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at these acquired businesses.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 18, 2022

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2021	2020	2019
NET SALES	$19,363	$17,565	$18,317
COSTS AND EXPENSES
Cost of products sold	13,832	12,339	12,669
Selling and administrative expenses	1,385	1,353	1,449
Depreciation, amortization and cost of timber harvested	1,097	1,091	1,072
Distribution expenses	1,444	1,287	1,250
Taxes other than payroll and income taxes	139	136	133
Restructuring and other charges, net	509	195	51
Net (gains) losses on sales and impairments of businesses	(7)	465	205
Net (gains) losses on sales of equity method investments	(204)	(35)	—
Net (gains) losses on mark to market investments	32	—	—
Antitrust fines	—	—	32
Interest expense, net	337	446	499
Non-operating pension (income) expense	(200)	(41)	36
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	999	329	921
Income tax provision (benefit)	188	176	477
Equity earnings (loss), net of taxes	313	77	250
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	1,124	230	694
Discontinued operations, net of taxes	630	252	526
NET EARNINGS (LOSS)	1,754	482	1,220
Less: Net earnings (loss) attributable to noncontrolling interests	2	—	(5)
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$1,752	$482	$1,225
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.88	$0.59	$1.77
Discontinued operations, net of taxes	1.62	0.64	1.33
Net earnings (loss)	$4.50	$1.23	$3.10
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$2.86	$0.58	$1.75
Discontinued operations, net of taxes	1.61	0.64	1.32
Net earnings (loss)	$4.47	$1.22	$3.07

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2021	2020	2019
NET EARNINGS (LOSS)	$1,754	$482	$1,220
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $41, $56 and $54)	124	170	163
Non-U.S. plans (less tax of $0, $0 and $0)	1	—	1
Pension and postretirement liability adjustments:
U.S. plans (less tax of $235, $76 and $7)	706	229	22
Non-U.S. plans (less tax of $1, $1 and $3)	7	(2)	(20)
Change in cumulative foreign currency translation adjustment (less tax of $0, $1 and $1)	69	8	116
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period (less tax of $1, $15 and $2)	3	(34)	4
Reclassification adjustment for (gains) losses included in net earnings (less tax of $2, $13 and $2)	(9)	26	4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	901	397	290
Comprehensive Income (Loss)	2,655	879	1,510
Net (Earnings) Loss Attributable to Noncontrolling Interests	(2)	—	5
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	2	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$2,655	$879	$1,515
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2021	2020
ASSETS
Current Assets
Cash and temporary investments	$1,295	$468
Accounts and notes receivable (less allowances of $34 in 2021 and $44 in 2020)	3,232	2,632
Contract assets	378	331
Inventories	1,814	1,626
Current financial assets of variable interest entities (Note 15)	—	4,850
Current assets of discontinued operations	—	1,050
Current investments	245	—
Assets held for sale	—	138
Other current assets	132	141
Total Current Assets	7,096	11,236
Plants, Properties and Equipment, net	10,441	10,945
Forestlands	18	18
Long-Term Investments	751	1,178
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,275	2,257
Goodwill	3,130	3,115
Overfunded Pension Plan Assets	595	—
Right of Use Assets	365	387
Long-Term Assets of Discontinued Operations	—	1,954
Deferred Charges and Other Assets	572	628
TOTAL ASSETS	$25,243	$31,718
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$196	$26
Current nonrecourse financial liabilities of variable interest entities (Note 15)	—	4,220
Accounts payable	2,606	2,035
Accrued payroll and benefits	440	410
Current liabilities of discontinued operations	—	495
Liabilities held for sale	—	181
Other current liabilities	902	917
Total Current Liabilities	4,144	8,284
Long-Term Debt	5,383	8,042
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,099	2,092
Deferred Income Taxes	2,618	2,572
Underfunded Pension Benefit Obligation	377	1,032
Postretirement and Postemployment Benefit Obligation	205	235
Long-Term Lease Obligations	236	256
Long-Term Liabilities of Discontinued Operations	—	369
Other Liabilities	1,099	968
Commitments and Contingent Liabilities (Note 14)
Equity
Common stock $1 par value, 2021 - 448.9 shares and 2020 - 448.9 shares	449	449
Paid-in capital	4,668	6,325
Retained earnings	9,029	8,070
Accumulated other comprehensive loss	(1,666)	(4,342)
	12,480	10,502
Less: Common stock held in treasury, at cost, 2021 – 70.4 shares and 2020 – 55.8 shares	3,398	2,648
Total International Paper Shareholders’ Equity	9,082	7,854
Noncontrolling interests	—	14
Total Equity	9,082	7,868
TOTAL LIABILITIES AND EQUITY	$25,243	$31,718
 The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2021	2020	2019
OPERATING ACTIVITIES
Net earnings (loss)	$1,754	$482	$1,220
Depreciation, amortization, and cost of timber harvested	1,210	1,287	1,306
Deferred income tax provision (benefit), net	(291)	9	212
Restructuring and other charges, net	509	195	57
Periodic pension (income) expense, net	(112)	32	93
Net (gains) losses on mark to market investments	32	—	—
Net (gains) losses on sales and impairments of businesses	(358)	465	205
Net (gains) losses on sales of equity method investments	(205)	(35)	—
Net (gains) losses on sales of fixed assets	(86)	—	—
Antitrust fines	—	—	32
Equity method dividends received	159	162	273
Equity (earnings) losses, net	(313)	(77)	(250)
Other, net	157	219	120
Changes in current assets and liabilities
Accounts and notes receivable	(596)	59	246
Contract assets	(49)	35	2
Inventories	(263)	35	(1)
Accounts payable and accrued liabilities	519	141	139
Interest payable	(32)	(55)	(19)
Other	(5)	109	(25)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	2,030	3,063	3,610
INVESTMENT ACTIVITIES
Invested in capital projects, net of insurance recoveries	(549)	(751)	(1,276)
Acquisitions, net of cash acquired	(80)	(65)	(103)
Proceeds from sales of equity method investments	908	500	—
Proceeds from sales of businesses, net of cash divested	827	40	81
Proceeds from settlement of Variable Interest Entities	4,850	—	—
Proceeds from sale of fixed assets	101	8	18
Other	(3)	(1)	(20)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	6,054	(269)	(1,300)
FINANCING ACTIVITIES
Repurchases of common stock and payments of restricted stock tax withholding	(839)	(42)	(535)
Issuance of debt	1,512	583	534
Reduction of debt	(2,509)	(2,278)	(1,507)
Change in book overdrafts	65	35	(66)
Dividends paid	(780)	(806)	(796)
Reduction of Variable Interest Entity loans	(4,220)	—	—
Distribution to Sylvamo Corporation	(130)	—	—
Net debt tender premiums paid	(456)	(188)	(18)
Other	(18)	(4)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(7,375)	(2,700)	(2,389)
Cash Included in Assets Held for Sale	—	(2)	—
Effect of Exchange Rate Changes on Cash	(9)	(8)	1
Change in Cash and Temporary Investments	700	84	(78)
Cash and Temporary Investments
Beginning of the period	595	511	589
End of the period	$1,295	$595	$511

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2019	$449	$6,280	$7,465	$(4,500)	$2,332	$7,362	$21	$7,383
Adoption of ASU 2018-02 reclassification of stranded tax effects resulting from Tax Reform	—	—	529	(529)	—	—	—	—
Issuance of stock for various plans, net	—	(18)	—	—	(165)	147	—	147
Repurchase of stock	—	—	—	—	535	(535)	—	(535)
Dividends ($2.013 per share)	—	—	(811)	—	—	(811)	—	(811)
Transactions of equity method investees	—	35	—	—	—	35	—	35
Divestiture of noncontrolling interests	—	—	—	—	—	—	(11)	(11)
Comprehensive income (loss)	—	—	1,225	290	—	1,515	(5)	1,510
BALANCE, DECEMBER 31, 2019	449	6,297	8,408	(4,739)	2,702	7,713	5	7,718
Adoption of ASU 2016-13 measurement of credit losses on financial instruments	—	—	(2)	—	—	(2)	—	(2)
Issuance of stock for various plans, net	—	(8)	—	—	(96)	88	—	88
Repurchase of stock	—	—	—	—	42	(42)	—	(42)
Dividends ($2.050 per share)	—	—	(818)	—	—	(818)	—	(818)
Transactions of equity method investees	—	36	—	—	—	36	—	36
Transactions with noncontrolling interest holders	—	—	—	—	—	—	9	9
Comprehensive income (loss)	—	—	482	397	—	879	—	879
BALANCE, DECEMBER 31, 2020	449	6,325	8,070	(4,342)	2,648	7,854	14	7,868
Sylvamo Corporation spin-off	—	(1,729)	—	1,773	—	44	(1)	43
Issuance of stock for various plans, net	—	54	—	—	(89)	143	—	143
Repurchase of stock	—	—	—	—	839	(839)	—	(839)
Dividends ($2.000 per share)	—	—	(793)	—	—	(793)	—	(793)
Transactions of equity method investees	—	18	—	—	—	18	—	18
Divestiture of noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss)	—	—	1,752	903	—	2,655	—	2,655
BALANCE, DECEMBER 31, 2021	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082	$—	$9,082
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

International Paper (the "Company") is a global corrugated packaging company with primary markets and manufacturing operations in North America and Europe and additional markets and manufacturing operations in Latin America, North Africa and Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.

FINANCIAL STATEMENTS

On March 11, 2020 the World Health Organization (WHO) declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. During 2021, there continued to be a large number of COVID-19 cases and deaths in the United States and throughout the world, and restrictive measures, including masks and vaccine requirements were implemented or reinstituted by various governmental authorities and private businesses. Economic recovery in the United States and various other regions of the world has continued but may be threatened by the continued adverse effects of COVID-19 and other factors. Most of our manufacturing and converting facilities have remained open and operational during the pandemic and at the current time our manufacturing and converting facilities are generally operational. The health and safety of our employees and contractors is our most important responsibility as we manage through the COVID-19 pandemic. We have implemented work-systems across the Company to maintain the health and safety of our employees including social distancing, site cleaning, contract tracing and other measures as recommended by the CDC and WHO.

There continue to be significant uncertainties associated with the COVID-19 pandemic. The impacts of the pandemic had an adverse effect on our operations in 2021, and could have a material adverse effect on our financial condition, results of operations and cash flows if public health and/or global economic conditions deteriorate.

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

The Distribution was made to the Company's stockholders of record as of the close of business on September 15, 2021 (the "Record Date"), and such stockholders received one share of Sylvamo Corporation common stock for every 11 shares of International Paper common stock held as of the close of business on the Record Date. The Company retained 19.9% of the shares of Sylvamo at the time of the separation and this retained investment is discussed further in Note 9 - Supplementary Financial Statement Information. In the third quarter of 2021, Sylvamo incurred $1.5 billion in debt in anticipation of a net cash distribution of $1.4 billion that was made to the Company as part of the spin-off. At the time of the spin, the Company distributed $130 million of cash to Sylvamo Corporation.

In addition to the spin-off of Sylvamo Corporation, the Company completed the sale of its Kwidzyn, Poland mill on August 6, 2021. See Note 8 - Divestitures and Impairments of Businesses for further details

All current and historical operating results of the Sylvamo Corporation businesses and Kwidzyn mill are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. All historical assets and liabilities of the Sylvamo Corporation businesses and Kwidzyn are classified as current and long-term assets of discontinued operations and current and long-term liabilities of discontinued operations in the accompanying balance sheet as of December 31, 2020. The spin-off was tax-free for the Company and its shareholders for U.S. federal income tax purposes.

In connection with the Distribution, on September 29, 2021, the Company and Sylvamo Corporation entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between International Paper Company and Sylvamo Corporation of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between International Paper and Sylvamo Corporation after the Distribution. The Company is also party to various ongoing operational agreements with Sylvamo Corporation under which it sells fiber, paper and other products. Sales under these agreements were $185 million for the year ended December 31, 2021.

See Note 8 - Divestitures and Impairments of Businesses for further details regarding the Sylvamo Corporation spin-off and discontinued operations.

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.

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

The Company’s revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily volume rebates, early payment discounts and other customer refunds. The Company estimates its volume rebates at the individual customer level based on the most likely amount method outlined in ASC 606. The Company estimates early payment discounts and other customer refunds based on the historical experience across the Company's portfolio of customers to record reductions in revenue that is consistent with the expected value method outlined in ASC 606. Management has concluded that these methods result in the best estimate of the consideration the Company will be entitled to from its customers.

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

LEASED ASSETS

Operating lease right of use (ROU) assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases except for certain gas and chemical agreements. See Note 10 for further details.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company will apply the amendments in this update to account for contract modifications due to changes in reference rates once those occur. We do not expect these amendments to have a material impact on our consolidated financial statements and related disclosures.

Government Assistance

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance." This guidance requires a business entity to provide certain disclosures around assistance received from governments. This guidance is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the provisions of the guidance.

NOTE 3 - REVENUE RECOGNITION

DISAGGREGATED REVENUE

A geographic disaggregation of revenues across our company segmentation in the following tables provides information to assist in evaluating the nature, timing and uncertainty of revenue and cash flows and how they may be impacted by economic factors.

	2021
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$14,006	$2,510	$253	$16,769
EMEA	1,506	109	(4)	1,611
Pacific Rim and Asia	59	113	35	207
Americas, other than U.S.	755	—	21	776
Total	$16,326	$2,732	$305	$19,363

Operating Segments
North American Industrial Packaging	$14,944	$—	$—	$14,944
EMEA Industrial Packaging	1,508	—	—	1,508
Global Cellulose Fibers	—	2,732	—	2,732
Intra-segment Eliminations	(126)	—	—	(126)
Corporate & Inter-segment Sales	—	—	305	305
Total	$16,326	$2,732	$305	$19,363
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2020
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$12,770	$2,212	$196	$15,178
EMEA	1,309	90	(4)	1,395
Pacific Rim and Asia	57	91	55	203
Americas, other than U.S.	764	—	25	789
Total	$14,900	$2,393	$272	$17,565

Operating Segments
North American Industrial Packaging	$13,552	$—	$—	$13,552
EMEA Industrial Packaging	1,317	—	—	1,317
Brazilian Industrial Packaging	148	—	—	148
Global Cellulose Fibers	—	2,393	—	2,393
Intra-segment Eliminations	(117)	—	—	(117)
Corporate & Inter-segment Sales	—	—	272	272
Total	$14,900	$2,393	$272	$17,565
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2019
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$12,968	$2,427	$221	$15,616
EMEA	1,327	104	(4)	1,427
Pacific Rim and Asia	65	149	173	387
Americas, other than U.S.	900	—	(13)	887
Total	$15,260	$2,680	$377	$18,317

Operating Segments
North American Industrial Packaging	$13,808	$—	$—	$13,808
EMEA Industrial Packaging	1,335	—	—	1,335
Brazilian Industrial Packaging	235	—	—	235
Global Cellulose Fibers	—	2,680	—	2,680
Intra-segment Eliminations	(118)	—	—	(118)
Corporate & Inter-segment Sales	—	—	377	377
Total	$15,260	$2,680	$377	$18,317
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Current liabilities of $27 million and $21 million are included in Other current liabilities in the accompanying condense consolidated balance sheets as of December 31, 2021 and 2020, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 7 - Acquisitions.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive prepayment from the customer, respectively.
PERFORMANCE OBLIGATIONS AND SIGNIFICANT JUDGEMENTS

International Paper's principal business is to manufacture and sell fiber-based packaging and pulp goods. As a general rule, none of our businesses provide equipment installation or other ancillary services outside of producing and shipping packaging and pulp products to customers.

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
A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2021	2020	2019
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$1,122	$230	$699
Weighted average common shares outstanding	389.4	393.0	395.3
Effect of dilutive securities:
Restricted performance share plan	3.0	2.7	3.5
Weighted average common shares outstanding – assuming dilution	392.4	395.7	398.8
Basic earnings (loss) per share from continuing operations	$2.88	$0.59	$1.77
Diluted earnings (loss) per share from continuing operations	$2.86	$0.58	$1.75

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2021	2020	2019
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,880)	$(2,277)	$(1,916)
Other comprehensive income (loss) before reclassifications	713	227	2
Reclassification of stranded tax effects	—	—	(527)
Reclassification related to Sylvamo Corporation spin-off	80	—	—
Amounts reclassified from accumulated other comprehensive income	125	170	164
Balance at end of period	(962)	(1,880)	(2,277)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(2,457)	(2,465)	(2,581)
Other comprehensive income (loss) before reclassifications	(115)	(319)	14
Reclassification related to Sylvamo Corporation spin-off	1,692	—	—
Amounts reclassified from accumulated other comprehensive income	184	327	102
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	2	—	—
Balance at end of period	(694)	(2,457)	(2,465)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(5)	3	(3)
Other comprehensive income (loss) before reclassifications	3	(34)	4
Reclassification of stranded tax effects	—	—	(2)
Reclassification related to Sylvamo Corporation spin-off	1	—	—
Amounts reclassified from accumulated other comprehensive income	(9)	26	4
Balance at end of period	(10)	(5)	3
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,666)	$(4,342)	$(4,739)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income				Location of Amount Reclassified from AOCI
	2021	2020	2019
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(20)	$(19)	$(10)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(146)	(207)	(208)	(a)	Non-operating pension expense
Total pre-tax amount	(166)	(226)	(218)
Tax (expense)/benefit	41	56	54
Net of tax	(125)	(170)	(164)
Reclassification of stranded tax effects	—	—	527		Retained Earnings
Reclassification related to Sylvamo Corporation spin-off	(80)	—	—		Paid-in Capital
Total, net of tax	(205)	(170)	363
Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestiture	(184)	(327)	(102)		Net (gains) losses on sales and impairment of businesses and Discontinued operations, net of taxes
Tax (expense)/benefit	—	—	—
Net of tax	(184)	(327)	(102)
Reclassification related to Sylvamo Corporation spin-off	(1,692)	—	—		Paid-in Capital
Total, net of tax	(1,876)	(327)	(102)
Net gains and losses on cash flow hedging derivatives:
Cash flow hedges	11	(39)	(6)	(b)	Cost of products sold and Discontinued operations, net of taxes
Total pre-tax amount	11	(39)	(6)
Tax (expense)/benefit	(2)	13	2
Net of tax	9	(26)	(4)
Reclassification of stranded tax effects	—	—	2		Retained Earnings
Reclassification related to Sylvamo Corporation spin-off	(1)	—	—		Paid-in Capital
Total, net of tax	8	(26)	(2)
Total reclassifications for the period, net of tax	$(2,073)	$(523)	$259
(a) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 19 for additional details).
(b) This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 for additional details).

NOTE 6 RESTRUCTURING CHARGES AND OTHER ITEMS

2021: During 2021, restructuring and other charges, net, totaling $509 million before taxes were recorded. The charges included:

In millions	2021
Early debt extinguishment costs (see Note 16)	$461
Building a Better IP (a)	29
EMEA packaging restructuring (b)	12
Other restructuring items	7
Total	$509

(a) Severance related to our Building a Better IP initiative which is focused on value creation through streamlined operations and process optimization. The majority of the severance charges are expected to be paid in 2022.
b) Severance related to the optimization of our EMEA Packaging business. The majority of the severance charges are expected to be paid in 2022.

2020: During 2020, restructuring and other charges, net, totaling $195 million before taxes were recorded. These charges included:

In millions	2020
Early debt extinguishment costs (see Note 16)	$196
Other restructuring items	(1)
Total	$195

2019: During 2019, restructuring and other charges, net, totaling $51 million before taxes were recorded.

These charges included:

In millions	2019
Overhead cost reduction initiative (a)	$15
EMEA packaging restructuring (b)	15
Early debt extinguishment costs (see Note 16)	21
Total	$51

(a) Includes pre-tax charges of $11 million in Corporate and $4 million in the Global Cellulose Fibers segment for severance related to an overhead cost reduction initiative. The majority of the severance charges were paid in 2020.
(b) Includes $14 million of severance and $1 million in other charges in conjunction with the restructuring of our EMEA Packaging business. The majority of the severance charges were paid in 2020.
NOTE 7 ACQUISITIONS

2021: On April 1, 2021, the Company closed on the previously announced acquisition of two box plants located in Spain. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $83 million based on the April 1, 2021 exchange rate), subject to post-closing adjustments.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of April 1, 2021:

In millions
Cash and temporary investments	$5
Accounts and notes receivable	10
Inventories	3
Plants, properties and equipment	50
Goodwill	23
Intangible assets	13
Total assets acquired	104
Short-term debt	2
Accounts payable and accrued liabilities	4
Other current liabilities	2
Long-term debt	1
Deferred income taxes	12
Total liabilities assumed	21
Net assets acquired	$83

Since the date of acquisition, Net sales of $28 million and Earnings from continuing operations before income taxes and equity earnings of $1 million have been included in the Company's consolidated statement of operations for the year ended December 31, 2021.

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

NOTE 8 DIVESTITURES AND IMPAIRMENTS OF BUSINESSES

PRINTING PAPERS SPIN-OFF

2021: On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). As a result of the Distribution, Sylvamo Corporation is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM".

All current and historical operating results of the Sylvamo Corporation businesses and Kwidzyn are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. Kwidzyn was previously part of the Printing Papers business prior to its sale in August 2021. See Kwidzyn Mill section below for further details regarding this sale. The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Sylvamo Corporation businesses and Kwidzyn for all prior periods presented in the consolidated statement of operations:

In millions	2021	2020	2019
Net Sales	$2,417	$3,015	$4,059
Costs and Expenses
Cost of products sold	1,508	2,036	2,597
Selling and administrative expenses	224	165	199
Depreciation, amortization and cost of timber harvested	113	196	234
Distribution expenses	229	264	310
Taxes other than payroll and income taxes	24	35	38
Restructuring and other charges, net	—	—	6
Net (gains) losses on sales of fixed assets	(86)	—	—
Net (gains) losses on sales and impairments of businesses	(351)	—	—
Interest expense, net	(19)	(2)	(7)
Earnings (Loss) Before Income Taxes and Equity Earnings	775	321	682
Income tax provision (benefit)	145	69	156
Discontinued Operations, Net of Taxes	$630	$252	$526

All historical assets and liabilities of the Sylvamo Corporation businesses and Kwidzyn are classified as current and long-term assets of discontinued operations and current and long-term liabilities of discontinued operations in the accompanying balance sheet. The following summarizes the major classes of assets and liabilities of the Sylvamo Corporation businesses and Kwidzyn reconciled to current assets and long-term assets of discontinued operations and current liabilities and long-term liabilities of discontinued operations in the accompanying consolidated balance sheet:

In millions	2020
Cash and temporary investments	$127
Accounts and notes receivable	432
Contract assets	24
Inventories	424
Other current assets	43
Current assets of discontinued operations	$1,050
Plants, Properties and Equipment	$1,272
Forestlands	293
Goodwill	200
Right of Use Assets	73
Deferred Charges and Other Assets	116
Long-Term Assets of Discontinued Operations	$1,954
Notes payable and current maturities of long-term debt	$4
Accounts payable	285
Accrued payroll and benefits	56
Other current liabilities	150
Current liabilities of discontinued operations	$495
Long-Term Debt	$22
Deferred Income taxes	171
Pension Benefit Obligation	24
Postretirement and Postemployment Benefit Obligation	17
Long-Term Lease Obligations	59
Other Liabilities	76
Long-Term Liabilities of Discontinued Operations	$369

The following summarizes the total cash provided by operations and total cash used for investing activities related to the Sylvamo Corporation businesses and Kwidzyn and included in the consolidated statement of cash flows:

In millions	2021	2020	2019
Cash Provided by (Used For) Operating Activities	$290	$463	$831
Cash Provided by (Used For) Investment Activities	$757	$(111)	$(147)
In anticipation of the spin-off, Sylvamo incurred $1.5 billion in debt during the third quarter of 2021 with the proceeds used for a distribution to the Company and other expenses associated with the transaction. The

Company was an obligor of the debt prior to the spin-off as Sylvamo was a wholly-owned subsidiary. Subsequent to the distribution of the net assets, the Company was no longer an obligor of the Sylvamo debt. The $1.5 billion of borrowings was comprised of $450 million of 7.00% senior unsecured notes due 2029 issued in September 2021. It was also comprised of the senior secured credit facility that Sylvamo entered into in September 2021 which consisted of $450 million of borrowings related to its term loan “B” facility, $520 million of borrowings related to its term loan “F” facility, and the $100 million draw on its revolving credit facility which had a capacity of $450 million. Additionally, at the time of the spin-off in the fourth quarter of 2021, the Company distributed $130 million to Sylvamo. The debt issuance and distribution to Sylvamo Corporation are classified as financing activities in the accompanying consolidated statement of cash flows.

KWIDZYN MILL

2021: On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill for €669 million (approximately $794 million using the July 31, 2021 exchange rate) in cash, subject to final working capital and net debt adjustments. The business includes the pulp and paper mill in Kwidzyn and supporting functions. During the third quarter of 2021, the Company recorded a net gain of $360 million ($350 million after taxes) including a gain of $404 million ($394 million after taxes) related to the sale of net assets and a loss of $44 million (before and after taxes) related to the cumulative foreign currency translation loss. During the fourth quarter of 2021, the Company incurred $9 million ($6 million after taxes) of costs related to the sale of Kwidzyn. All current year and historical operating results for Kwidzyn have been presented as Discontinued Operations, net of tax, in the consolidated statement of operations.

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

NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $1.1 billion and $294 million at December 31, 2021 and 2020, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions at December 31	2021	2020
Accounts and notes receivable:
Trade	$3,027	$2,365
Other	205	267
Total	$3,232	$2,632

The allowance for expected credit losses was $34 million and $44 million at December 31, 2021 and 2020, respectively. Based on the Company's accounting estimates and the facts and circumstances available as of the reporting date, we believe our allowance for expected credit losses is adequate.

INVENTORIES

In millions at December 31	2021	2020
Raw materials	$245	$211
Finished pulp and packaging products	1,014	876
Operating supplies	486	501
Other	69	38
Inventories	$1,814	$1,626

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 80% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $195 million and $183 million at December 31, 2021 and 2020, respectively.

CURRENT INVESTMENTS

As a result of the spin-off of Sylvamo Corporation, the Company retained 19.9% of the shares of Sylvamo. The intent is to monetize its investment and to provide additional proceeds to the Company. The Company is accounting for its ownership interest in Sylvamo at fair value as an investment in equity securities. As of December 31, 2021 the investment was valued at $245 million and is recorded in Current investments on the accompanying balance sheet.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2021	2020
Pulp and packaging facilities	$27,025	$26,706
Other properties and equipment	972	1,047
Gross cost	27,997	27,753
Less: Accumulated depreciation	17,556	16,808
Plants, properties and equipment, net	$10,441	$10,945

Non-cash additions to plants, property and equipment included within accounts payable were $106 million,
$41 million and $164 million at December 31, 2021, 2020 and 2019, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $17 million and $42 million received during the years ended December 31, 2021 and 2020, respectively. There were no insurance recoveries received during the year ended December 31, 2019.

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.1 billion for each of the years ended December 31, 2021 and 2020 and $1.0 billion for the year ended December 31, 2019. Cost of products sold excludes depreciation and amortization expense.

INTEREST

Interest payments of $473 million, $682 million and $748 million were made during the years ended December 31, 2021, 2020 and 2019, respectively.

Amounts related to interest were as follows:

In millions	2021	2020	2019
Interest expense	$430	$597	$701
Interest income	93	151	202
Capitalized interest costs	12	31	28
ASSET RETIREMENT OBLIGATIONS

At December 31, 2021 and 2020, we had recorded liabilities of $107 million and $94 million, respectively, related to asset retirement obligations.

NOTE 10 LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of up to 32 years.

COMPONENTS OF LEASE EXPENSE

In millions	2021	2020	2019
Operating lease costs, net	$138	$132	$121
Variable lease costs	40	43	51
Short-term lease costs, net	53	46	46
Finance lease cost
Amortization of lease assets	11	10	9
Interest on lease liabilities	3	3	3
Total lease cost, net	$245	$234	$230

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2021	2020
Assets
Operating lease assets	Right of use assets	$365	$387
Finance lease assets	Plants, properties and equipment, net (a)	57	62
Total leased assets		$422	$449
Liabilities
Current
Operating	Other current liabilities	$132	$134
Finance	Notes payable and current maturities of long-term debt	10	10
Noncurrent
Operating	Long-term lease obligations	236	256
Finance	Long-term debt	56	61
Total lease liabilities		$434	$461
(a) Finance leases are recorded net of accumulated amortization of $51 million and $43 million at December 31, 2021 and 2020, respectively.

LEASE TERM AND DISCOUNT RATE

In millions	2021	2020
Weighted average remaining lease term (years)
Operating leases	4.0 years	4.0 years
Finance leases	9.1 years	9.3 years
Weighted average discount rate
Operating leases	2.12%	2.63%
Finance leases	4.50%	4.45%

SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$166	$162	$147
Operating cash flows related to financing leases	4	5	5
Financing cash flows related to finance leases	14	10	9

Right of use assets obtained in exchange for lease liabilities
Operating leases	156	179	162
Finance leases	9	11	11

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2022	$139	$13	$152
2023	97	12	109
2024	60	10	70
2025	38	9	47
2026	23	8	31
Thereafter	28	34	62
Total lease payments	385	86	471
Less imputed interest	17	20	37
Present value of lease liabilities	$368	$66	$434
NOTE 11 EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

ILIM S.A. ("Ilim")

The Company holds a 50% equity interest in Ilim, which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $311 million, $48 million, and $207 million in 2021, 2020, and 2019, respectively, for Ilim. Foreign exchange gains (losses) included in equity earnings in 2021, were not material and JSC Ilim Group had no U.S. dollar-denominated debt outstanding as of December 31, 2021. Equity earnings includes an after-tax foreign exchange (loss) gain of $(50) million, and $32 million in 2020 and 2019, respectively, primarily on the remeasurement of U.S. dollar-denominated net debt. The Company received cash dividends from the joint venture of $154 million, $141 million and $246 million in 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, the Company's investment in Ilim, which is recorded in Investments in the consolidated balance sheet, was $557 million and $393 million, respectively, which was $121 million and $127 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets.

The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. Prior to the spin-off of the Printing Papers segment on October 1, 2021, the Company was party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchased, marketed and sold paper produced by JSC Ilim Group. Purchases under this agreement were $125 million, $174 million and $215 million for the years ended December 31, 2021, 2020 and 2019, respectively.The joint marketing agreement was conveyed to Sylvamo Corporation as part of the spin-off transaction on October 1, 2021.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	2021	2020
Current assets	$1,010	$739
Noncurrent assets	3,145	2,733
Current liabilities	1,212	674
Noncurrent liabilities	2,047	2,249
Noncontrolling interests	24	17
Income Statement

In millions	2021	2020	2019
Net sales	$2,693	$2,015	$2,189
Gross profit	1,432	838	1,025
Income from continuing operations	635	115	438
Net income	613	113	424

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

GPIP Monetization Transactions

Date	Transaction Type	Units	Proceeds	Pre-Tax Gain	After-Tax Gain
In millions except units
2020 First Quarter	Units exchange	15,150,784	$250	$33	$25
2020 Third Quarter	Units exchange	17,399,414	250	—	—
2021 First Quarter	Units exchange and open market sale	24,588,316	397	33	25
2021 First Quarter	TRA (a)			42	31
2021 Second Quarter	Units exchange and open market sale	22,773,077	403	64	48
2021 Second Quarter	TRA (a)			66	50

(a) The TRA entitles the Company to 50% of the amount of any tax benefits projected to be realized by GPIP upon the Company's exchange of its units. The Company made income tax payments of $310 million in 2021 as a result of the monetization of its investment in GPIP.

As of June 30, 2021, the Company no longer had an ownership interest in GPIP. The Company recorded equity earnings of $4 million, $40 million and $46 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively. The Company received cash dividends from GPIP of $5 million, $20 million and $27 million during 2021, 2020 and 2019, respectively.

The Company's remaining equity method investments are not material.

NOTE 12 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2021 and 2020:

In millions	Industrial Packaging		Global Cellulose Fibers	Total
Balance as of December 31, 2019
Goodwill	$3,410		$52	$3,462
Accumulated impairment losses	(296)		(52)	(348)
	3,114		—	3,114
Currency translation and other (a)	6		—	6
Goodwill additions/reductions	(5)	(b)(c)	—	(5)
Balance as of December 31, 2020
Goodwill	3,411		52	3,463
Accumulated impairment losses	(296)		(52)	(348)
	3,115		—	3,115
Currency translation and other (a)	(8)		—	(8)
Goodwill additions/reductions	23	(c)	—	23
Balance as of December 31, 2021
Goodwill	3,426		52	3,478
Accumulated impairment losses	(296)		(52)	(348)
Total	$3,130		$—	$3,130
(a)Represents the effects of foreign currency translations and reclassifications.
(b) Reflects a reduction from tax benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.
(c)    Reflects the goodwill for the acquisitions and divestitures of Industrial Packaging box plants in EMEA.

The Company performed its annual testing of its reporting units for possible goodwill impairments by applying the qualitative assessment to its North America Industrial Packaging reporting unit and the quantitative goodwill impairment test to its EMEA Industrial Packaging reporting unit as of October 1, 2021.

For the current year evaluation, the Company assessed various assumptions, events and circumstances that would have affected the estimated fair value of the North America Industrial Packaging reporting unit under the qualitative assessment and the results of the qualitative assessments indicated that it was not more likely than not that the fair value of the reporting unit was less than its carrying value.

The Company also performed the quantitative goodwill impairment test which included comparing the carrying amount of the EMEA Industrial Packaging reporting unit to its estimated fair value.
The Company performed the quantitative goodwill impairment test for EMEA Industrial Packaging due to the changes in the reporting unit's asset base as a result of acquisitions and divestitures since the previous quantitative goodwill impairment test. The Company calculated the estimated fair value of the reporting unit using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The carrying amount did not exceed the estimated fair value of the EMEA Industrial Packaging reporting unit.

In addition, the Company considered whether there were any events or circumstances outside of the annual evaluation that would reduce the fair value of its reporting units below their carrying amounts and necessitate a goodwill impairment evaluation. In consideration of all relevant factors, there were no indicators that would require goodwill impairment subsequent to October 1, 2021.

OTHER INTANGIBLES

Identifiable intangible assets comprised the following:

	2021			2020
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$493	$273	$220	$483	$244	$239
Tradenames, patents and trademarks, and developed technology	170	131	39	170	117	53
Land and water rights	8	2	6	8	2	6
Software	15	15	—	15	15	—
Other	9	6	3	10	7	3
Total	$695	$427	$268	$686	$385	$301

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2021	2020	2019
Amortization expense related to intangible assets	$44	$45	$45

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2022 – $44 million, 2023 – $40 million, 2024 – $40 million, 2025 – $35 million, 2026 – $30 million, and cumulatively thereafter – $73 million.

NOTE 13 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2021	2020	2019
Earnings (loss)
U.S.	$906	$660	$1,103
Non-U.S.	93	(331)	(182)
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	$999	$329	$921

The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2021	2020	2019
Current tax provision (benefit)
U.S. federal	$413	$98	$219
U.S. state and local	47	31	18
Non-U.S.	37	(3)	18
	$497	$126	$255
Deferred tax provision (benefit)
U.S. federal	$(274)	$(2)	$47
U.S. state and local	(27)	2	(21)
Non-U.S.	(8)	50	196
	$(309)	$50	$222
Income tax provision (benefit)	$188	$176	$477

The Company’s deferred income tax provision (benefit) includes an $8 million benefit, a $2 million benefit and a $44 million benefit for 2021, 2020 and 2019, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $601 million, $162 million and $349 million in 2021, 2020 and 2019, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2021	2020	2019
Earnings (loss) from continuing operations before income taxes and equity earnings	$999	$329	$921
Statutory U.S. income tax rate	21%	21%	21%
Tax expense (benefit) using statutory U.S. income tax rate	210	69	193
State and local income taxes	15	26	(1)
Impact of rate differential on non-U.S. permanent differences and earnings	5	29	25
Foreign valuation allowance	—	—	203
Adjustment to tax basis of assets	(14)	—	—
Non-deductible business expenses	1	4	6
Non-deductible impairments	—	92	31
Non-deductible compensation	11	11	2
Tax audits	9	(28)	—
Deemed repatriation, net of foreign tax credits	—	—	1
U.S. federal tax rate change	—	7	—
Foreign derived intangible income deduction	(7)	—	4
US tax on non-U.S. earnings (GILTI and Subpart F)	5	6	29
Foreign tax credits	(6)	(3)	2
General business and other tax credits	(39)	(42)	(31)
Tax expense (benefit) on equity earnings	—	8	10
Other, net	(2)	(3)	3
Income tax provision (benefit)	$188	$176	$477
Effective income tax rate	19%	53%	52%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2021 and 2020, were as follows:

In millions	2021	2020
Deferred income tax assets:
Postretirement benefit accruals	$84	$91
Pension obligations	—	280
Tax credits	199	293
Net operating and capital loss carryforwards	661	563
Compensation reserves	184	170
Lease obligations	92	99
Environmental reserves	104	111
Other	189	191
Gross deferred income tax assets	$1,513	$1,798
Less: valuation allowance (a)	(708)	(681)
Net deferred income tax asset	$805	$1,117
Deferred income tax liabilities:
Intangibles	$(140)	$(114)
Investments	(56)	(251)
Right of use assets	(92)	(99)
Pension obligations	(34)	—
Plants, properties and equipment	(1,776)	(1,826)
Forestlands, related installment sales, and investment in subsidiary	(1,279)	(1,351)
Gross deferred income tax liabilities	$(3,377)	$(3,641)
Net deferred income tax liability	$(2,572)	$(2,524)
(a) The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was a increase of $27 million and an decrease of $(6) million, respectively.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes. Of the $1.3 billion of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary, $813 million is attributable to an investment in subsidiary and relates to a 2006 International Paper installment sale of forestlands and $487 million is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 15).

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows:

In millions	2021	2020	2019
Balance at January 1	$(143)	$(166)	$(172)
(Additions) reductions for tax positions related to current year	(13)	(10)	(5)
(Additions) for tax positions related to prior years	(23)	(10)	(3)
Reductions for tax positions related to prior years	1	30	5
Settlements	10	13	7
Expiration of statutes of limitations	1	1	2
Currency translation adjustment	1	(1)	—
Balance at December 31	$(166)	$(143)	$(166)

If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2021, 2020 and 2019 would benefit the effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $21 million and $16 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2021 and 2020, respectively.

The Company is currently subject to audits in the United States and other taxing jurisdictions around the world. Generally, tax years 2009 through 2020 remain open and subject to examination by the relevant tax authorities. The Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions. Pending audit settlements and the expiration of statute of limitations could reduce the uncertain tax positions by $3 million during the next twelve months.

The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on approximately $2.3 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2021 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.

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

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2022 Through 2031	2032 Through 2041	Indefinite	Total
U.S. federal and non-U.S. NOLs	$53	$123	$425	$601
State taxing jurisdiction NOLs (a)	52	8	—	60
U.S. federal, non- U.S. and state tax credit carryforwards (a)	81	5	113	199
Total	$186	$136	$538	$860
Less: valuation allowance (a)	(100)	(118)	(389)	(607)
Total, net	$86	$18	$149	$253

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly-owned subsidiary of the Company ("Sylvamo Brazil") until the October 1, 2021 spin-off of the Printing Papers business after which is became a subsidiary of Sylvamo Corporation. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $106 million in tax, and $351 million in interest, penalties, and fees as of December 31, 2021 (adjusted for variation in currency exchange rates).

After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these and any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo Corporation as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo Corporation, the Company will pay 60% and Sylvamo will pay 40%, of up to $300 million of any tax assessment related to the matter, and the Company will pay all tax assessment amounts over $300 million. All decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo Corporation thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo do Brasil Ltda. to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company has established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 is $48 million. This liability will not be adjusted in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

ENVIRONMENTAL AND LEGAL PROCEEDINGS
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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $182 million ($191 million undiscounted) in the aggregate as of December 31, 2021. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy cost referenced above.

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

In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under which NCR would make payments of more than $100 million and perform work in Operable Unit 5, Areas 2, 3, and 4 at an estimated cost of $136 million. In December 2020, the Federal District Court approved the proposed consent decree.

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

We have submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan May 7, 2021. The EPA issued a Unilateral Administrative Order for Remedial Action of the southern impoundment on August 5, 2021.

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

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of December 31, 2021, the Company's total recorded liability with respect to pending and future asbestos-related claims was $103 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range in excess of such liability, and do not believe additional material losses are probable.
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

Taxes Other Than Payroll and Income Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us at that time, we determined an estimated refund was probable of being realized. As of March 31, 2021, we had recognized a receivable of $11 million based upon the authority's narrow interpretation. On May 13, 2021, the Brazilian Federal Supreme Court ruled again on the case. This ruling provides a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021, which brought the total receivable to $81 million as of June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million in Cost of Products sold and income of $28 million in Interest expense, net in the accompanying condensed consolidated statement of operations. A portion of this receivable has been consumed by offsetting various taxes payable leaving a remaining receivable of $48 million. This remaining receivable was conveyed to Sylvamo Corporation on of October 1, 2021, as part of our spin-off transaction.

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

In August 2021, the Timber Notes of $4.8 billion and the Extension Loans of $4.2 billion related to the 2015 Financing Entities both matured. We settled the Extension Loans at their maturity with the proceeds from the Timber Notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. As of December 31, 2021, the remaining deferred tax liability was $813 million. The 2015 timber monetization restructuring is currently under examination by the Internal Revenue Service. An unfavorable resolution in such current examination, future administrative procedures, or future tax litigation could result in material, accelerated cash tax payments as a result of all or a portion of deferred tax liability becoming payable.
Activity between the Company and the 2015 Financing Entities was as follows:

In millions	2021	2020	2019
Revenue (a)	$61	$95	$95
Expense (a)	34	122	128
Cash receipts (b)	95	95	95
Cash payments (c)	38	157	128

(a)The revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.
(b)The cash receipts are interest received on the Financial assets of variable interest entities.
(c)The cash payments represent interest paid on Current nonrecourse financial liabilities of variable interest entities.

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31, 2021, this deferred tax liability was $487 million, which will be settled with the maturity of the notes in 2027.

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

As of both December 31, 2021 and 2020, the fair value of the notes receivable was $2.3 billion. As of both December 31, 2021 and 2020, the fair value of this debt was $2.1 billion. The notes receivable and debt are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2021	2020	2019
Revenue (a)	$24	$41	$79
Expense (b)	24	43	76
Cash receipts (c)	5	29	62
Cash payments (d)	16	40	69

(a)The revenue is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2021, 2020 and 2019, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.
(b) The expense is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2021, 2020 and 2019 respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c) The cash receipts are interest received on the Financial assets of special purpose entities.
(d) The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 16 DEBT AND LINES OF CREDIT

Amounts related to early debt extinguishment during the years ended December 31, 2021, 2020 and 2019 were as follows:

In millions	2021	2020	2019
Early debt reductions (a)	$2,472	$1,640	$614
Pre-tax early debt extinguishment costs (b)	461	196	21
(a)Reductions related to notes with interest rates ranging from 3.00% to 9.50% with original maturities from 2021 to 2048 for the years ended December 31, 2021, 2020 and 2019.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company's early debt reductions in 2021 included debt tenders of $500 million with interest rates ranging from 4.80% to 5.15% and maturity dates ranging from 2035 to 2046, $200 million with an interest rate of 3.55% due in 2029, and $558 million with interest rates ranging from 4.35% to 4.40% and maturity dates ranging from 2047 to 2048. In addition to these debt tenders, the Company had make whole calls of $517 million related to debt with an interest rate 3.80% due in 2026 and $268 million related to debt with an interest rate of 3.00% due in 2027. Finally, the Company had $429 million in open market repurchases related to debt with interest rates ranging from 3.00% to 5.38% and maturity dates ranging from 2027 to 2048.
The Company had debt issuances in 2021 of $1.5 billion related primarily to Sylvamo debt issuances as discussed further in Note 8 - Divestitures and Impairments of Businesses. In addition to the early debt reductions, the Company had debt reductions of $37 million in 2021 related primarily to capital leases, debt maturities, and international debt.
The borrowing capacity of the Company's commercial paper program is $1.0 billion. Under the terms of this program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2021 and December 31, 2020, under this program.

In March 2020, the Company entered into a $750 million contractually committed 364-day revolving credit agreement with a syndicate of banks and other financial institutions which supplemented the Company's $1.5 billion credit agreement. The Company determined not to extend the $750 million credit agreement after its expiration on March 24, 2021. In June 2021, the Company extended the maturity date of the $1.5 billion credit facility from December 2022 to June 2026. As of December 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the $1.5 billion credit agreement.

In April 2020, the Company's receivable securitization program was amended from an uncommitted financing arrangement to a committed financing arrangement with a borrowing limit up to $550 million based on eligible receivables balances that expires in April 2022. In February 2021, the Company's receivable securitization program was amended from a committed financing arrangement to an uncommitted financing arrangement with the borrowing limit and expiration date remaining unchanged. As of December 31, 2021 and December 31, 2020, the Company had no borrowings outstanding under the program.

A summary of long-term debt follows:

In millions at December 31	2021	2020
6.875% notes – due 2023	94	94
7.350% notes – due 2025	44	44
7.750% notes – due 2025	31	31
3.800% notes – due 2026	—	517
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
3.000% notes – due 2027	—	477
7.150% notes – due 2027	7	7
3.550% notes – due 2029	—	200
6.875% notes – due 2029	37	37
5.000% notes – due 2035	407	600
6.650% notes – due 2037	4	4
8.700% notes – due 2038	265	265
7.300% notes – due 2039	722	722
6.000% notes – due 2041	585	585
4.800% notes – due 2044	686	800
5.150% notes – due 2046	449	700
4.400% notes – due 2047	648	1,084
4.350% notes – due 2048	744	938
Floating rate notes – due 2020 – 2024 (a)	222	245
Environmental and industrial development bonds – due 2022 – 2035 (b)	489	579
Total principal	5,497	7,992
Capitalized leases	66	71
Premiums, discounts, and debt issuance costs	(48)	(80)
Terminated interest rate swaps	58	80
Other (c)	6	5
Total (d)	5,579	8,068
Less: current maturities	196	26
Long-term debt	$5,383	$8,042
(a)The weighted average interest rate on these notes was 1.4% in 2021 and 1.3% in 2020.
(b)The weighted average interest rate on these bonds was 3.2% in 2021 and 3.5% in 2020.
(c)Includes $1 million and $4 million of fair market value adjustments as of December 31, 2021 and 2020, respectively.
(d)The fair market value was approximately $7.1 billion at December 31, 2021 and $10.5 billion at December 31, 2020.

At December 31, 2021, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structures disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows over the next five years: 2022 – $196 million; 2023 – $358 million; 2024 – $149 million; 2025 – $206 million; and 2026 – $73 million.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2021, we were in compliance with our debt covenants.

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
The notional amounts of qualifying and non-qualifying instruments used in hedging transactions were as follows:

In millions	December 31, 2021	December 31, 2020
Derivatives in Cash Flow Hedging Relationships: (a)
Foreign exchange contracts (USD)	—	3
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.5	0.2

(a)These contracts had maturities of two years or less as of December 31, 2021.

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
In millions	2021	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$3	$(34)	$4
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	18	—	—
Interest rate contracts	—	25	7
Total	$18	$25	$7

During the next 12 months, the amount of the December 31, 2021 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $1 million.

The amounts of gains and losses recognized in the consolidated statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
In millions	2021	2020	2019
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$10	$(25)	$(3)	Cost of products sold and Discontinued operations, net of taxes
Interest rate contracts	(1)	(1)	(1)	Interest expense, net
Total	$9	$(26)	$(4)

	Gain (Loss) Recognized in Income			Location of Gain (Loss) in Consolidated Statement of Operations
In millions	2021	2020	2019
Derivatives in Fair Value Hedging Relationships:
Interest rate contracts	$—	$38	$30	Interest expense, net
Debt	—	(38)	(30)	Interest expense, net
Total	$—	$—	$—
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$—	$2	$—	Net (gains) losses on sales and impairments of businesses
Total	$—	$2	$—
Derivatives Not Designated as Hedging Instruments:
Electricity Contracts	$15	$(2)	$3	Cost of products sold
Foreign exchange contracts	(2)	—	(2)	Cost of products sold
Total	$13	$(2)	$1

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

The following table provides a summary of the impact of our derivative instruments in the consolidated balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets			Liabilities
In millions	December 31, 2021		December 31, 2020	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments
Electricity contract	$10	(a)	$—	$—	$1	(b)
(a)Includes $6 million recorded in Other current assets and $4 million in Deferred charges recorded in the accompanying consolidated balance sheet.
(b)Included $1 million recorded in Other current liabilities in the accompanying consolidated balance sheet.

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

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. There were no derivative instruments containing credit-risk-related contingent features in a net liability position as of December 31, 2021 and December 31, 2020. The Company was not required to post any collateral as of December 31, 2021 or 2020.

NOTE 18 CAPITAL STOCK

The authorized capital stock at both December 31, 2021 and 2020, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a rollforward of shares of common stock for the three years ended December 31, 2021, 2020 and 2019:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2019	448,916	48,310
Issuance of stock for various plans, net	—	(3,416)
Repurchase of stock	—	11,906
Balance at December 31, 2019	448,916	56,800
Issuance of stock for various plans, net	—	(2,010)
Repurchase of stock	—	1,027
Balance at December 31, 2020	448,916	55,817
Issuance of stock for various plans, net	—	(1,855)
Repurchase of stock	—	16,400
Balance at December 31, 2021	448,916	70,362

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

The Company also has two unfunded nonqualified defined benefit pension plans: a Pension Restoration Plan that provides retirement benefits based on eligible compensation in excess of limits set by the
Internal Revenue Service, and a supplemental retirement plan for senior managers ("SERP"), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $21 million, $31 million and $26 million in 2021, 2020 and 2019, respectively, and which are expected to be $21 million in 2022.

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

In advance of the spin-off of the Printing Papers segment into a standalone, publicly-traded company, Sylvamo, a legally separate Sylvamo Pension Plan was established to transfer both pension liabilities and qualified pension assets for the approximately 900 active pension participants who transitioned to Sylvamo. Effective September 1, 2021, the Retirement Plan of International Paper (“IP Pension Plan”) and the Sylvamo Pension Plan were legally separated and remeasured as of that date. The remeasurement resulted in a net asset balance of $520 million for the IP Pension Plan, which has been classified as part of the Pension Assets balance on the Consolidated Balance Sheet. Based on the September 1, 2021 remeasurement, the IP Pension Plan completed the transfer of approximately $287 million in projected benefit obligation and approximately $255 million in pension assets, net of post-spin true-up adjustments, to the Sylvamo Pension Plan.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2021 and 2020, and the plans’ funded status.

	2021		2020
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$13,020	$264	$11,699	$253
Service cost	100	5	85	5
Interest cost	333	4	393	6
Curtailment	—	—	—	(1)
Settlements	—	—	—	(5)
Actuarial loss (gain)	(760)	(11)	1,357	10
Divestitures	(287)	(187)	—	(1)
Plan amendments	—	—	42	—
Benefits paid	(573)	(5)	(556)	(7)
Effect of foreign currency exchange rate movements	—	(5)	—	4
Benefit obligation, December 31	$11,833	$65	$13,020	$264
Change in plan assets:
Fair value of plan assets, January 1	$12,018	$190	$10,165	$183
Actual return on plan assets	864	4	2,377	11
Company contributions	21	6	32	9
Benefits paid	(573)	(5)	(556)	(7)
Settlements	—	—	—	(5)
Divestiture	(255)	(175)	—	—
Effect of foreign currency exchange rate movements	—	(1)	—	(1)
Fair value of plan assets, December 31	$12,075	$19	$12,018	$190
Funded status, December 31	$242	$(46)	$(1,002)	$(74)
Amounts recognized in the consolidated balance sheet:
Overfunded pension plan assets	$595	$—	$—	$5
Underfunded pension benefit obligation - current	(21)	(1)	(20)	(3)
Underfunded pension benefit obligation - non-current	(332)	(45)	(982)	(76)
	$242	$(46)	$(1,002)	$(74)

Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Prior service cost (credit)	$95	$—	$120	$—
Net actuarial loss	1,199	4	2,297	82
	$1,294	$4	$2,417	$82

The non-current asset for the qualified plan is included in the accompanying consolidated balance sheet under Overfunded Pension Plan Assets. The non-current portion of the liability is included with the pension liability under Underfunded Pension Benefit Obligation.

The largest contributor to the actuarial gain affecting the benefit obligation was the increase in the discount rate from 2.60% at December 31, 2020 to 2.90% at December 31, 2021.

The components of the $(1.1) billion and $(78) million related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2021 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(961)	$(8)
Amortization of actuarial loss	(138)	(2)
Current year prior service cost	(2)	—
Amortization of prior service cost	(22)	—
Divestiture	—	(67)
Effect of foreign currency exchange rate movements	—	(1)
	$(1,123)	$(78)

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $(1.0) billion, $(500) million and $(172) million in 2021, 2020 and 2019, respectively. The portion of the change in funded status for the non-U.S. plans was $(73) million, $13 million, and $24 million in 2021, 2020 and 2019, respectively.

The accumulated benefit obligation at December 31, 2021 and 2020 was $11.8 billion and $13.0 billion, respectively, for our U.S. defined benefit plans and
$56 million and $246 million, respectively, at December 31, 2021 and 2020 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2021 and 2020:

	2021		2020
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$353	$65	$13,020	$245
Accumulated benefit obligation	353	56	12,997	227
Fair value of plan assets	—	19	12,018	166

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2021		2020		2019
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$100	$5	$85	$5	$68	$5
Interest cost	333	4	393	6	440	8
Expected return on plan assets	(705)	(7)	(668)	(8)	(631)	(10)
Actuarial loss (gain)	138	2	202	2	200	2
Amortization of prior service cost	22	—	20	—	16	—
Curtailment loss (gain)	—	—	—	(1)	—	(1)
Settlement loss	—	—	—	1	—	2
Net periodic pension (income) expense	$(112)	$4	$32	$5	$93	$6

The components of net periodic pension expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations with the exception of $(3) million related to Sylvamo participants in 2021 recorded in Discontinued Operations.

The decrease in 2021 pension expense primarily reflects higher asset returns, lower interest cost due to a lower discount rate and lower actuarial loss due to a higher amortization period slightly offset by higher service cost.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2021 is also the discount rate used to determine net pension expense for the 2022 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2021		2020		2019
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.90%	2.59%	2.60%	2.32%	3.40%	2.70%
Rate of compensation increase	3.00%	2.92%	2.25%	3.66%	2.25%	3.62%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	2.67%	2.32%	3.40%	2.70%	4.30%	3.97%
Expected long-term rate of return on plan assets (a)	6.40%	4.99%	7.00%	4.92%	7.25%	6.20%
Rate of compensation increase	2.25%	3.66%	2.25%	3.62%	2.25%	4.05%
(a) Represents the weighted average rate for the U.S. qualified plans in 2021 due to the spin-off remeasurement..

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2022, the Company will use an expected long-term rate of return on plan assets of 6.00% for the Retirement Plan of International Paper, a discount rate of 2.90% and an assumed rate of compensation increase of 2.25%. The Company estimates that it will record net pension income of approximately $114 million for its U.S. defined benefit plans in 2022, compared to income of $112 million in 2021.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2022 of a 25 basis point decrease in the above assumptions:

In millions	2022
Expense (Income):
Discount rate	$19
Expected long-term rate of return on plan assets	27

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

International Paper’s U.S. pension allocations by type of fund at December 31, 2021 and 2020 and target allocations were as follows:

Asset Class	2021	2020	Target Allocations
Equity accounts	18%	40%	14% - 25%
Fixed income accounts	68%	48%	62% - 78%
Real estate accounts	8%	7%	4% - 10%
Other	6%	5%	2% - 7%
Total	100%	100%

The fair values of International Paper’s pension plan assets at December 31, 2021 and 2020 by asset class are shown below. Hedge funds disclosed in the following table are allocated to fixed income accounts for target allocation purposes.

Fair Value Measurement at December 31, 2021
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$805	$471	$334	$—
Equities – international	1,381	976	405	—
Corporate bonds	2,249	—	2,249	—
Government securities	5,733	—	5,733	—
Mortgage backed securities	126	—	126	—
Other fixed income	(1,482)	—	(1,498)	16
Derivatives	(21)	—	—	(21)
Cash and cash equivalents	266	266	—	—
Other investments:
Hedge funds	1,368
Private equity	721
Real estate funds	929
Total Investments	$12,075	$1,713	$7,349	$(5)

Fair Value Measurement at December 31, 2020
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities – domestic	$1,806	$1,037	$769	$—
Equities – international	2,921	2,181	740	—
Corporate bonds	2,345	—	2,345	—
Government securities	3,377	—	3,377	—
Mortgage backed securities	133	—	133	—
Other fixed income	(1,585)	—	(1,599)	14
Derivatives	336	342	—	(6)
Cash and cash equivalents	210	210	—	—
Other investments:
Hedge funds	1,112
Private equity	563
Real estate funds	800
Total Investments	$12,018	$3,770	$5,765	$8

In accordance with accounting standards, certain investments that are measured at NAV and are not classified in the fair value hierarchy.

Other Investments at December 31, 2021
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	1,368	176	Daily to annually	1 - 100 days
Private equity	721	190	(a)	None
Real estate funds	929	176	Quarterly	45 - 60 days
Total	$3,018	$542
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

Fixed income consists of government securities, mortgage-backed securities, corporate bonds, common collective funds and other fixed income investments. Government securities are valued by third-party pricing sources. Mortgage-backed security holdings consist primarily of agency-rated holdings. The fair value estimates for mortgage securities are calculated by third-party pricing sources chosen by the custodian’s price matrix. Corporate bonds are valued using either the yields currently available on comparable securities of issuers with similar credit ratings or using a discounted cash flows approach that utilizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks. Common collective funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date. Other fixed income investments of $(1.5) billion and $(1.6) billion at December 31, 2021 and 2020, respectively, primarily include reverse repurchase agreement obligations in which we have sold a security and have an agreement to repurchase the same or substantially the same security at a later date for a price specified in the agreement.

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

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2021.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2019	$14	$(19)	$(5)
Actual return on plan assets:
Relating to assets still held at the reporting date	1	21	22
Relating to assets sold during the period	(1)	268	267
Purchases, sales and settlements	—	(276)	(276)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2020	$14	$(6)	$8
Actual return on plan assets:
Relating to assets still held at the reporting date	2	(20)	(18)
Relating to assets sold during the period	—	(101)	(101)
Purchases, sales and settlements	—	106	106
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2021	$16	$(21)	$(5)

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. No voluntary contributions were made in 2019, 2020 or 2021. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2021, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2022	$589
2023	604
2024	613
2025	621
2026	631
2027-2031	3,193

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

Company contributions to the plans totaled approximately $172 million, $154 million and $172 million for the plan years ending in 2021, 2020 and 2019, respectively.

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

In addition to the U.S. plan, certain Brazilian and Moroccan employees are eligible for retiree health care and life insurance benefits.
The components of postretirement benefit expense in 2021, 2020 and 2019 were as follows:

In millions	2021		2020		2019
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$—	$—	$—	$—	$—	$1
Interest cost	5	1	7	2	8	1
Actuarial loss	5	1	5	1	4	2
Amortization of prior service credits	—	(2)	(1)	(2)	(2)	(3)
Net postretirement expense	$10	$—	$11	$1	$10	$1

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021		2020		2019
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	2.50%	6.91%	3.30%	7.15%	4.20%	9.10%

The weighted average assumptions used to determine the benefit obligation at December 31, 2021 and 2020 were as follows:

	2021		2020
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	2.90%	5.20%	2.50%	6.91%
Health care cost trend rate assumed for next year	7.00%	4.00%	6.50%	8.56%
Rate that the cost trend rate gradually declines to	5.00%	4.00%	5.00%	4.23%
Year that the rate reaches the rate it is assumed to remain	2030	2022	2026	2031

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2021 and 2020:

In millions	2021		2020
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$201	$20	$214	$31
Service cost	—	—	—	—
Interest cost	5	1	7	2
Participants’ contributions	3	—	3	—
Actuarial (gain) loss	(12)	—	4	1
Benefits paid	(26)	—	(28)	(1)
Less: Federal subsidy	1	—	1	—
Divestiture	—	(15)	—	(7)
Currency Impact	—	(1)	—	(6)
Benefit obligation, December 31	$172	$5	$201	$20
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	23	—	25	1
Participants’ contributions	3	—	3	—
Benefits paid	(26)	—	(28)	(1)
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(172)	$(5)	$(201)	$(20)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(17)	$—	$(18)	$—
Non-current liability	(155)	(5)	(183)	(20)
	$(172)	$(5)	$(201)	$(20)
Amounts recognized in accumulated other comprehensive income under ASC 715 (pre-tax):
Net actuarial loss (gain)	$29	$—	$46	$12
Prior service credit	—	—	—	(12)
	$29	$—	$46	$—

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the ($17) million and $0 million change in the amounts recognized in OCI during 2021 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(12)	$—
Amortization of actuarial (loss) gain	(5)	(1)
Current year prior service cost	—	—
Amortization of prior service credit	—	2
Divestitures	—	(2)
Currency impact	—	1
	$(17)	$—

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $27 million, $12 million and $29 million in 2021, 2020 and 2019, respectively. The portion of the change in funded status for the non-U.S. plans was $1 million, $0 million, and $9 million in 2021, 2020 and 2019, respectively.

At December 31, 2021, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2022	$18	$1	$—
2023	16	1	—
2024	15	1	—
2025	14	1	—
2026	14	1	—
2027 – 2031	57	3	1
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

PERFORMANCE SHARE PLAN

Under the Performance Share Plan ("PSP"), contingent awards of International Paper common stock are granted by the Committee. The PSP awards are earned over a three-year period. PSP awards are earned based on the achievement of defined performance of Return on Invested Capital ("ROIC") measured against our internal benchmark and ranking of Total Shareholder Return ("TSR") compared to the TSR peer group of companies. The 2019-2021, 2020-2022 and 2021-2023 Awards are weighted 50% ROIC and 50% TSR for all participants. The ROIC component of the PSP awards is valued at the closing stock price on the day prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSP awards is valued using a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term. PSP grants are made in performance-based restricted stock units.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the PSP plan:

Twelve Months Ended December 31, 2021
Expected volatility	24.36% - 36.92%
Risk-free interest rate	0.17% - 2.44%
The following summarizes PSP activity for the three years ended December 31, 2021:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	5,766,477	$38.79
Granted	2,353,613	43.49
Shares issued	(2,367,135)	36.79
Forfeited	(238,227)	50.64
Outstanding at December 31, 2019	5,514,728	41.14
Granted	2,171,385	49.15
Shares issued	(1,221,950)	51.70
Forfeited	(844,138)	51.70
Outstanding at December 31, 2020	5,620,025	40.36
Granted	2,316,295	45.24
Shares issued	(994,052)	63.54
Forfeited	(1,016,126)	57.55
Outstanding at December 31, 2021	5,926,142	$35.43

RESTRICTED STOCK AWARD PROGRAMS

The service-based Restricted Stock Award program ("RSA"), designed for recruitment, retention and special recognition purposes, provides for awards of restricted stock to key employees.

The following summarizes the activity of the RSA program for the three years ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	132,111	$50.17
Granted	87,910	43.70
Shares issued	(52,021)	48.90
Forfeited	(7,300)	45.10
Outstanding at December 31, 2019	160,700	47.27
Granted	82,228	40.12
Shares issued	(83,053)	44.25
Forfeited	(33,800)	46.43
Outstanding at December 31, 2020	126,075	44.83
Granted	85,098	50.90
Shares issued	(85,768)	45.59
Forfeited	(21,636)	45.52
Outstanding at December 31, 2021	103,769	$49.03

At December 31, 2021, 2020 and 2019 a total of 7.7 million, 8.5 million and 9.8 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2021	2020	2019
Total stock-based compensation expense (included in selling and administrative expense)	$130	$72	$130
Income tax benefits related to stock-based compensation	13	17	30

At December 31, 2021, $84 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.
NOTE 22 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers are consistent with the internal structure used to manage these businesses. See the Description of Business Segments on pages 28 and 29 in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the types of products and services from which each reportable segment derives its revenues. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business into a new, publicly-traded company, Sylvamo Corporation, listed on the New York Stock Exchange. Additionally, on August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo Corporation spin-off and the sale of Kwidzyn, the Company no longer has a Printing Papers segment, and all current and prior year amounts have been adjusted to reflect the Sylvamo Corporation and Kwidzyn businesses as a discontinued operation. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
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

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2021	2020	2019
Industrial Packaging	$16,326	$14,900	$15,260
Global Cellulose Fibers	2,732	2,393	2,680
Corporate and Intersegment Sales (a)	305	272	377
Net Sales	$19,363	$17,565	$18,317
Operating Profit (Loss)

In millions	2021	2020	2019
Industrial Packaging	$1,638	$1,757	$2,011
Global Cellulose Fibers	(3)	(218)	(12)
Business Segment Operating Profit	1,635	1,539	1,999

Earnings (loss) from continuing operations before income taxes and equity earnings	999	329	921
Interest expense, net	337	446	499
Noncontrolling interests adjustment (b)	(5)	—	—
Corporate expenses, net (a)	134	62	129
Corporate net special items (a)	352	262	263
Business net special items	18	481	151
Non-operating pension (income) expense	(200)	(41)	36
	$1,635	$1,539	$1,999
Business Net Special Items

In millions	2021	2020	2019
Industrial Packaging	$15	$476	$83
Global Cellulose Fibers	3	5	68
Business Net Special Items	$18	$481	$151

Assets

In millions	2021	2020
Industrial Packaging	$16,247	$15,951
Global Cellulose Fibers	3,521	3,444
Corporate and other (c)	5,475	12,323
Assets	$25,243	$31,718

Capital Spending

In millions	2021	2020	2019
Industrial Packaging	$382	$554	$951
Global Cellulose Fibers	83	96	163
Subtotal	465	650	1,114
Corporate and other (d)	15	13	23
Capital Spending	$480	$663	$1,137
Depreciation, Amortization and Cost of Timber Harvested

In millions	2021	2020	2019
Industrial Packaging	$829	$813	$799
Global Cellulose Fibers	265	274	262
Corporate (e)	3	4	11
Depreciation and Amortization	$1,097	$1,091	$1,072
External Sales By Major Product

In millions	2021	2020	2019
Industrial Packaging	$16,276	$14,851	$15,192
Global Cellulose Fibers	2,730	2,394	2,675
Other (f)	357	320	450
Net Sales	$19,363	$17,565	$18,317
INFORMATION BY GEOGRAPHIC AREA

Net Sales (g)

In millions	2021	2020	2019
United States (h)	$16,769	$15,178	$15,616
EMEA	1,611	1,395	1,427
Pacific Rim and Asia	207	203	387
Americas, other than U.S.	776	789	887
Net Sales	$19,363	$17,565	$18,317

Long-Lived Assets (i)

In millions	2021	2020
United States	$9,317	$9,780
EMEA	745	759
Americas, other than U.S.	397	424
Long-Lived Assets	$10,459	$10,963
(a)Includes sales of $44 million in 2021, $56 million in 2020 and $161 million in 2019, operating profit (losses) of $9 million in 2021, $1 million in 2020 and $25 million in 2019, and corporate net special items expense of $0 million in 2021, $0 million in 2020 and $159 million in 2019, from previously divested businesses.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax noncontrolling interests for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)Includes corporate assets and assets of divested businesses.
(d)Includes corporate assets and assets of previously divested businesses of $0 million in 2021, $0 million in 2020 and $4 million in 2019.
(e)Includes $0 million in 2021, $0 million in 2020 and $7 million in 2019 from previously divested businesses.
(f)Includes $44 million in 2021, $56 million in 2020 and $161 million in 2019 from previously divested businesses.
(g)Net sales are attributed to countries based on the location of the seller.
(h)Export sales to unaffiliated customers were $2.6 billion in 2021, $2.4 billion in 2020 and $2.6 billion in 2019.
(i)Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2021
Net sales	$4,593		$4,770		$4,914		$5,086		$19,363
Earnings (loss) from continuing operations before income taxes and equity earnings	306	(a)	252	(a)	397	(a)	44	(a)	999	(a)
Gain (loss) from discontinued operations	82	(b)	124	(b)	432	(b)	(8)	(b)	630	(b)
Net earnings (loss) attributable to International Paper Company	349	(a-c)	432	(a-d)	864	(a-c)	107	(a-c)	1,752	(a-d)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$0.68		$0.79		$1.11		$0.30		$2.88
Gain (loss) from discontinued operations	0.21		0.31		1.11		(0.02)		1.62
Net earnings (loss)	0.89		1.10		2.22		0.28		4.50
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	0.68		0.78		1.10		0.30		2.86
Gain (loss) from discontinued operations	0.20		0.31		1.10		(0.02)		1.61
Net earnings (loss)	0.88		1.09		2.20		0.28		4.47
Dividends per share of common stock	0.5125		0.5125		0.5125		0.4625		2.0000
2020
Net sales	$4,450		$4,299		$4,376		$4,440		$17,565
Earnings (loss) from continuing operations before income taxes and equity earnings	(138)	(e)	241	(e)	202	(e)	24	(e)	329	(e)
Gain (loss) from discontinued operations	94	(f)	15	(f)	55	(f)	88	(f)	252	(f)
Net earnings (loss) attributable to International Paper Company	(141)	(e-g)	266	(e-g)	204	(e-g)	153	(e-g)	482	(e-g)
Basic earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	$(0.59)		$0.64		$0.38		$0.17		$0.59
Gain (loss) from discontinued operations	0.23		0.03		0.14		0.22		0.64
Net earnings (loss)	(0.36)		0.67		0.52		0.39		1.23
Diluted earnings (loss) per share attributable to International Paper Company common shareholders:
Earnings (loss) from continuing operations	(0.59)		0.64		0.38		0.17		0.58
Gain (loss) from discontinued operations	0.23		0.03		0.14		0.22		0.64
Net earnings (loss)	(0.36)		0.67		0.52		0.39		1.22
Dividends per share of common stock	0.5125		0.5125		0.5125		0.5125		2.0500
Note: International Paper's common shares (symbol: IP) are listed on the New York Stock Exchange.

Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidate financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results

(a) Includes the following pre-tax charges (gains):

	2021
In millions	Q1	Q2	Q3	Q4
Debt extinguishment costs	$18	$170	$35	$238
EMEA Packaging business optimization	12	—	—	—
Building a Better IP	—	—	—	29
Legal reserve adjustment	—	—	—	(5)
Environmental remediation reserve adjustment	—	5	5	—
Gain on sale of equity investment in Graphic Packaging	(74)	(130)	—	—
EMEA Packaging impairment - Turkey	2	(9)	—	—
Sylvamo investment - fair value adjustment	—	—	—	32
Real estate - office impairment	—	21	—	—
Other items	—	11	9	1
Non-operating pension expense	(52)	(51)	(50)	(47)
Total	$(94)	$17	$(1)	$248

(b) Includes the operating earnings of the Printing Papers business for the full year. Also includes the following charges (gains):

	2021
In millions	Q1	Q2	Q3	Q4
Printing Papers spin-off expenses	$20	$20	$47	$5
Gain on sale of Kwidzyn, Poland mill	—	—	(350)	6
Gain on sale of La Mirada, CA distribution center	—	—	(65)	—
Foreign value-added tax credit	—	(47)	10	—
Foreign and state taxes related to spin-off of Printing Papers business	—	—	27	(3)
Non-operating pension expense	(1)	(1)	—	—
Total	$19	$(28)	$(331)	$8
(c) Includes the following tax expenses (benefits):

	2021
In millions	Q1	Q2	Q3	Q4
Tax impact of other special items	12	(14)	(12)	(73)
Tax impact of non-operating pension expense	13	13	12	11
Total	$25	$(1)	$—	$(62)
(d) Includes the allocation of income to noncontrolling interest of $1 million for the three months ended June 30, 2021 related to the gain on the sale of our EMEA Packaging business in Turkey.

(e) Includes the following pre-tax charges (gains):

	2020
In millions	Q1	Q2	Q3	Q4
Brazil Packaging impairment	$344	$8	$(4)	$—
India investment	17	(6)	—	—
Asbestos litigation reserve adjustment	—	43	—	—
Environmental remediation reserve adjustment	41	—	—	—
Gain on sale of equity investment in Graphic Packaging	(33)	—	—	—
Abandoned property removal	9	5	—	—
Riverdale mill conversion accelerated depreciation	1	—	—	—
Debt extinguishment costs	8	18	105	65
EMEA Packaging impairment - Turkey	—	—	—	123
Other items	(3)	—	1	—
Non-operating pension expense	(6)	(14)	(11)	(10)
Total	$378	$54	$91	$178

(f) Includes the operating earnings of the Printing Papers business for the full year. Also includes the following charges (gains):

	2020
In millions	Q1	Q2	Q3	Q4
Printing Papers spin-off expenses	$—	$—	$—	$8
Environmental remediation reserve adjustment	—	—	6	—
Tax benefit related to settlement of tax audits	—	—	—	(9)
Other items	—	—	(1)	3
Total	$—	$—	$5	$2
(g) Includes the following tax expenses (benefits):

	2020
In millions	Q1	Q2	Q3	Q4
Tax benefit related to settlement of tax audits	$—	$—	$—	$(23)
Tax impact of other special items	(12)	(18)	(24)	(16)
Tax impact of non-operating pension expense	1	3	4	2
Total	$(11)	$(15)	$(20)	$(37)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

The Company completed the acquisitions of two packaging businesses located in Spain (La Gaviota and Cartonajes Trilla) on April 1, 2021. Due to the timing of these acquisitions, we have excluded these businesses from our evaluation of the effectiveness of internal control over financial reporting. For the period ended December 31, 2021, sales and assets for these businesses represented approximately 0.1% of net sales and 0.4% of total assets.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Item 8. Financial Statements and Supplementary Data on pages 41 and 42 of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on page 7 in Part I of this Form 10-K under the caption, “Information About Our Executive Officers.”
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
2021, 2020 and 2019

(2.1)
Transaction Agreement, dated October 23, 2017, by and among the Company, Graphic Packaging Holding Company, Gazelle Newco LLC and Graphic Packaging International, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 24, 2017).

(2.2)
Separation and Distribution Agreement, dated as of September 29, 2021, by and between International Paper Company and Sylvamo Corporation (incorporated by reference to Exhibit 2.1 to the Company’s’ Current Report on Form 8-K filed October 1, 2021).

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

(4.4)
Supplemental Indenture (including the form of Notes), dated as of November 16, 2011, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 16, 2011).

(4.5)
Supplemental Indenture (including the form of Notes), dated as of June 10, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 2014).

(4.6)
Supplemental Indenture (including the form of Notes), dated as of May 26, 2015, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 26, 2015).

(4.7)
Supplemental Indenture (including the form of Notes), dated as of August 11, 2016, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 2016).

(4.8)
Supplemental Indenture (including the form of Notes), dated as of August 9, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 9, 2017.

(4.9)
Supplemental Indenture (including the form of Notes), dated as of June 10, 2019, between the Company and the The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 10, 2019).

(4.10)	In accordance with Item 601 (b) (4) (iii) (A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the Commission upon request.

(4.11)	Description of Securities (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2019).

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

(10.8)
Amendment Number One to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9)
Amendment Number Two to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2019). +

(10.10)
Amendment Number Three to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.11)
Amendment Number Four to the International Paper Pension Restoration Plan for Salaried Employees effective July 1, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.12)
Amendment Number Five to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2019 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.13)
Amendment Number Six to the International Paper Pension Restoration Plan for Salaried Employees effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). +

(10.14)
Unfunded Supplemental Retirement Plan for Senior Managers, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.15)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.16)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.17)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.18)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.19)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.20)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.21)
Amendment No. 7 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective July 12, 2016 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.22)
Amendment No. 8 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective January 1, 2019 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019). +

(10.23)
Amendment No. 9 to the International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers effective November 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. +

(10.24)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.25)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006). +

(10.26)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all but one named executive officer) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.27)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents (one named executive officer) elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

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

(10.34)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). +

(10.35)
Credit Agreement, dated December 8, 2017, by and among the Company, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and BNP Paribas Securities Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8¬K filed December 12, 2017). +

(10.36)
Commitment    Agreement,    dated September 25, 2018, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018). * +

(10.37)
Credit Agreement, dated March 25, 2020, by and among the Company, Sumitomo Mitsui Banking Corporation as administrative agent; and certain lenders reference to Exhibit    10.1 to the Company's Current Report on Form 8-K/ A dated March 26, 2020).

(10.38)
Amendment No. 16 to the Second Amended and Restated Credit and Security Agreement, dated April 28, 2020, by and among International Paper Company, as servicer, Red Bird Receivables, LLC, as borrower, the lenders and co-agents from time to time party thereto, and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2020).

(10.39)
Agreement Regarding Continued Employment, Termination, Severance and General Release dated September 8, 2020 between International Paper Company and Catherine I. Slater (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 11, 2020). +

(10.40)
Second Amended and Restated Five Year Credit Agreement dated as of June 17, 2021, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2021).

(10.41)
Share Purchase Agreement for the Divestiture of International Paper-Kwidzyn SP. Z.O.O. by and among International Paper (Poland) Holding SP. Z.O.O., Mayr-Melnhof Containerboard International, GMBH, Mayr-Melnhof Karton AG and International Paper dated August 4, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28. 2021.

(10.42)
Share Purchase Agreement, dated February 12, 2021, by and between International Paper Investments (Luxembourg) S.a.r.l, Mayr-Melnhoff Cartonboard International GmbH, Mayr-Melnhof Karton AG, International Paper Company (Poland) Holding Sp. Z O.O., and International Paper Company (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed on April 30, 2021).

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
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNATIONAL PAPER COMPANY

By:	/S/ SHARON R. RYAN	February 18, 2022
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 18, 2022
Mark S. Sutton

/S/ CHRISTOPHER M. CONNOR	Director	February 18, 2022
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 18, 2022
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 18, 2022
Ilene S. Gordon

/S/ ANDERS GUSTAFSSON	Director	February 18, 2022
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 18, 2022
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 18, 2022
Clinton A. Lewis, Jr.

/s/ DONALD G. (DG) MACPHERSON	Director	February 18, 2022
Donald G. (DG) Macpherson

/s/ KATHRYN D. SULLIVAN	Director	February 18, 2022
Kathryn D. Sullivan

/s/ ANTON V. VINCENT	Director	February 18, 2022
Anton V. Vincent

/S/ RAY G. YOUNG	Director	February 18, 2022
Ray G. Young

/S/ TIMOTHY S. NICHOLLS	Senior Vice President and Chief Financial Officer	February 18, 2022
Timothy S. Nicholls

/S/ VINCENT P. BONNOT	Vice President – Finance and Controller	February 18, 2022
Vincent P. Bonnot

APPENDIX I
2021 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

INDUSTRIAL PACKAGING	Modesto, California	Fridley, Minnesota
	Ontario, California	Minneapolis, Minnesota leased
Containerboard	Salinas, California	Shakopee, Minnesota
U.S.:	Sanger, California	White Bear Lake, Minnesota
Pine Hill, Alabama	Santa Fe Springs, California (2 locations)	Houston, Mississippi
Prattville, Alabama	Tracy, California	Jackson, Mississippi
Selma, Alabama (Riverdale Mill)	Golden, Colorado	Magnolia, Mississippi leased
Cantonment, Florida (Pensacola Mill)	Wheat Ridge, Colorado	Olive Branch, Mississippi
Rome, Georgia	Putnam, Connecticut	Fenton, Missouri
Savannah, Georgia	Orlando, Florida	Kansas City, Missouri (2 locations)
Cayuga, Indiana	Plant City, Florida	Maryland Heights, Missouri
Cedar Rapids, Iowa	Tampa, Florida leased	North Kansas City, Missouri leased
Henderson, Kentucky	Columbus, Georgia	St. Joseph, Missouri
Maysville, Kentucky	Forest Park, Georgia	St. Louis, Missouri
Bogalusa, Louisiana	Griffin, Georgia	Omaha, Nebraska
Campti, Louisiana	Lithonia, Georgia	McCarran, Nevada
Mansfield, Louisiana	Savannah, Georgia	Barrington, New Jersey
Vicksburg, Mississippi	Tucker, Georgia	Bellmawr, New Jersey
Valliant, Oklahoma	Aurora, Illinois (3 locations)	Milltown, New Jersey
Springfield, Oregon	Bedford Park, Illinois (2 locations) 1 leased	Spotswood, New Jersey
Orange, Texas	Belleville, Illinois	Thorofare, New Jersey
	Carol Stream, Illinois	Binghamton, New York
International:	Des Plaines, Illinois	Buffalo, New York
Veracruz, Mexico	Lincoln, Illinois	Rochester, New York
Kenitra, Morocco	Montgomery, Illinois	Scotia, New York
Madrid, Spain	Northlake, Illinois	Utica, New York
	Rockford, Illinois	Charlotte, North Carolina (2 locations) 1 leased
Corrugated Packaging	Butler, Indiana	Lumberton, North Carolina
U.S.:	Crawfordsville, Indiana	Manson, North Carolina
Bay Minette, Alabama	Fort Wayne, Indiana	Newton, North Carolina
Decatur, Alabama	Indianapolis, Indiana (3 locations)	Statesville, North Carolina
Dothan, Alabama leased	Saint Anthony, Indiana	Byesville, Ohio
Huntsville, Alabama	Tipton, Indiana	Delaware, Ohio
Conway, Arkansas	Cedar Rapids, Iowa	Eaton, Ohio
Fort Smith, Arkansas (2 locations)	Waterloo, Iowa	Madison, Ohio
Russellville, Arkansas (2 locations)	Garden City, Kansas	Marion, Ohio
Tolleson, Arizona	Bowling Green, Kentucky	Marysville, Ohio leased
Yuma, Arizona	Lexington, Kentucky	Middletown, Ohio
Anaheim, California	Louisville, Kentucky	Mt. Vernon, Ohio
Buena Park, California leased	Walton, Kentucky	Newark, Ohio
Camarillo, California	Bogalusa, Louisiana	Streetsboro, Ohio
Carson, California	Lafayette, Louisiana	Wooster, Ohio
Cerritos, California leased	Shreveport, Louisiana	Oklahoma City, Oklahoma
Compton, California	Springhill, Louisiana	Beaverton, Oregon (3 locations)
Elk Grove, California	Auburn, Maine	Hillsboro, Oregon
Exeter, California	Three Rivers, Michigan	Portland, Oregon
Gilroy, California (2 locations)	Arden Hills, Minnesota	Salem, Oregon leased
Los Angeles, California	Austin, Minnesota	Biglerville, Pennsylvania (2 locations)

Eighty-four, Pennsylvania	Puebla, Mexico leased	Bags
Hazleton, Pennsylvania	Reynosa, Mexico	U.S.:
Kennett Square, Pennsylvania	San Jose Iturbide, Mexico	Buena Park, California
Lancaster, Pennsylvania	Santa Catarina, Mexico	Beaverton, Oregon
Mount Carmel, Pennsylvania	Silao, Mexico	Grand Prairie, Texas
Georgetown, South Carolina	Toluca, Mexico
Laurens, South Carolina	Zapopan, Mexico	Coated Paperboard
Lexington, South Carolina	Agadir, Morocco	International:
Ashland City, Tennessee leased	Casablanca, Morocco	Kwidzyn, Poland [2]
Cleveland, Tennessee	Tangier, Morocco	Svetogorsk, Russia [1]
Elizabethton, Tennessee leased	Ovar, Portugal
Morristown, Tennessee	Barcelona, Spain	GLOBAL CELLULOSE FIBERS
Murfreesboro, Tennessee	Bilbao, Spain
Amarillo, Texas	Gandia, Spain	Pulp
Carrollton, Texas (2 locations)	Grinon, Spain	U.S.:
Edinburg, Texas	Las Palmas, Spain	Cantonment, Florida (Pensacola Mill)
El Paso, Texas	Madrid, Spain	Flint River, Georgia
Ft. Worth, Texas leased	Montblanc, Spain	Port Wentworth, Georgia
Grand Prairie, Texas	Tavernes de la Valldigna, Spain	Columbus, Mississippi
Hidalgo, Texas	Tenerife, Spain	New Bern, North Carolina
McAllen, Texas	Valls, Spain	Riegelwood, North Carolina
San Antonio, Texas (2 locations)	Adana, Turkey [3]	Eastover, South Carolina [1]
Sealy, Texas	Bursa, Turkey [3]	Georgetown, South Carolina
Waxahachie, Texas	Corum, Turkey [3]	Franklin, Virginia
Lynchburg, Virginia	Gebze, Turkey [3]
Petersburg, Virginia	Izmir, Turkey [3]	International:
Richmond, Virginia		Grande Prairie, Alberta, Canada
Moses Lake, Washington	Recycling	Saillat, France [1]
Olympia, Washington	U.S.:	Gdansk, Poland
Yakima, Washington	Phoenix, Arizona	Kwidzyn, Poland [2]
Fond du Lac, Wisconsin	Fremont, California	Svetogorsk, Russia [1]
Manitowoc, Wisconsin	Norwalk, California
	West Sacramento, California	PRINTING PAPERS
International:	Itasca, Illinois
Rancagua, Chile	Des Moines, Iowa	Uncoated Papers
Cabourg, France	Wichita, Kansas	U.S.:
Chalon-sur-Saone, France	Roseville, Minnesota	Ticonderoga, New York [1]
LePuy, France (Espaly Box Plant)	Omaha, Nebraska	Eastover, South Carolina [1]
Mortagne, France	Charlotte, North Carolina	Sumter, South Carolina [1]
Saint Amand, France	Beaverton, Oregon
Guadeloupe, French West Indies [4]	Springfield, Oregon leased	International:
Bellusco, Italy	Carrollton, Texas	Luiz Antônio, São Paulo, Brazil [1]
Catania, Italy	Salt Lake City, Utah	Mogi Guacu, São Paulo, Brazil [1]
Pomezia, Italy	Richmond, Virginia	Três Lagoas, Mato Grosso do Sul, Brazil [1]
San Felice, Italy	Kent, Washington	Saillat, France [1]
Apodaco (Monterrey), Mexico leased		Kwidzyn, Poland [2]
Ixtaczoquitlan, Mexico	International:	Svetogorsk, Russia [1]
Juarez, Mexico leased (2 locations)	Monterrey, Mexico leased
Los Mochis, Mexico	Xalapa, Veracruz, Mexico leased

DISTRIBUTION

International:
Guangzhou, China leased
Hong Kong, China leased
Shanghai, China leased
Japan leased
Korea leased
Singapore leased

FOREST RESOURCES
International:
Approximately 314,000 acres [1]
in Brazil

1) Spun off October 2021
2) Sold August 2021
3) Sold May 2021
4) Sold March 2021

APPENDIX II
2021 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	Total
Industrial Packaging
Containerboard (a)	13,805	529	27	14,361
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,963	—	371	3,334

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum.

A-4