Form 10-Q
period 2022-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2022-04-29
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 22, 2022 was 370,629,339.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net Sales	$5,237	$4,593
Costs and Expenses
Cost of products sold	3,839	3,348
Selling and administrative expenses	341	302
Depreciation, amortization and cost of timber harvested	261	268
Distribution expenses	424	335
Taxes other than payroll and income taxes	36	35
Restructuring and other charges, net	—	30
Net (gains) losses on sales and impairments of businesses	—	2
Net (gains) losses on sales of equity method investments	—	(74)
Net (gains) losses on mark to market investments	(46)	—
Interest expense, net	69	93
Non-operating pension expense (income)	(49)	(52)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	362	306
Income tax provision (benefit)	95	88
Equity earnings (loss), net of taxes	93	49
Earnings (Loss) From Continuing Operations	$360	$267
Discontinued operations, net of taxes	—	82
Net Earnings (Loss)	$360	$349
Less: Net earnings (loss) attributable to noncontrolling interests	—	—
Net Earnings (Loss) Attributable to International Paper Company	$360	$349
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.96	$0.68
Discontinued operations, net of taxes	—	0.21
Net earnings (loss)	$0.96	$0.89
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$0.95	$0.68
Discontinued operations, net of taxes	—	0.20
Net earnings (loss)	$0.95	$0.88
Average Shares of Common Stock Outstanding – assuming dilution	379.2	394.8
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Net Earnings (Loss)	$360	$349
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	20	34
Change in cumulative foreign currency translation adjustment	(48)	(143)
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	(6)
Reclassification adjustment for (gains) losses included in net earnings (loss)	—	3
Total Other Comprehensive Income (Loss), Net of Tax	(28)	(112)
Comprehensive Income (Loss)	332	237
Other comprehensive (income) loss attributable to noncontrolling interests	—	1
Comprehensive Income (Loss) Attributable to International Paper Company	$332	$238
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,031	$1,295
Restricted cash	88	—
Accounts and notes receivable, net	3,363	3,232
Contract assets	491	378
Inventories	1,746	1,814
Current investments	291	245
Other current assets	174	132
Total Current Assets	7,184	7,096
Plants, Properties and Equipment, net	10,336	10,441
Long-Term Investments	608	751
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,280	2,275
Goodwill	3,128	3,130
Overfunded Pension Plan Assets	653	595
Right of Use Assets	373	365
Deferred Charges and Other Assets	596	590
Total Assets	$25,158	$25,243
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$197	$196
Accounts payable	2,657	2,606
Accrued payroll and benefits	345	440
Other current liabilities	943	902
Total Current Liabilities	4,142	4,144
Long-Term Debt	5,468	5,383
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,101	2,099
Deferred Income Taxes	2,642	2,618
Underfunded Pension Benefit Obligation	375	377
Postretirement and Postemployment Benefit Obligation	201	205
Long-Term Lease Obligations	241	236
Other Liabilities	1,101	1,099
Equity
Common stock, $1 par value, 2022 – 448.9 shares and 2021 – 448.9 shares	449	449
Paid-in capital	4,670	4,668
Retained earnings	9,218	9,029
Accumulated other comprehensive loss	(1,694)	(1,666)
	12,643	12,480
Less: Common stock held in treasury, at cost, 2022 – 78.3 shares and 2021 – 70.4 shares	3,756	3,398
Total Equity	8,887	9,082
Total Liabilities and Equity	$25,158	$25,243
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net earnings (loss)	$360	$349
Depreciation, amortization and cost of timber harvested	261	309
Deferred income tax provision (benefit), net	30	20
Restructuring and other charges, net	—	30
Net (gains) losses on mark to market investments	(46)	—
Net (gains) losses on sales and impairments of businesses	—	2
Net (gains) losses on sales of equity method investments	—	(74)
Equity method dividends received	204	4
Equity (earnings) losses, net	(93)	(49)
Periodic pension (income) expense, net	(28)	(28)
Other, net	51	25
Changes in current assets and liabilities
Accounts and notes receivable	(146)	(186)
Contract assets	(114)	(83)
Inventories	31	93
Accounts payable and accrued liabilities	89	68
Interest payable	25	15
Other	(36)	17
Cash Provided By (Used For) Operations	588	512
Investment Activities
Invested in capital projects, net of insurance recoveries	(185)	(89)
Acquisitions, net of cash acquired	—	(61)
Proceeds from sales of equity method investments	—	397
Proceeds from sales of businesses, net of cash divested	—	11
Proceeds from sale of fixed assets	5	—
Cash Provided By (Used For) Investment Activities	(180)	258
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(428)	(155)
Issuance of debt	88	2
Reduction of debt	(3)	(111)
Change in book overdrafts	(66)	(19)
Dividends paid	(174)	(202)
Net debt tender premiums paid	—	(19)
Cash Provided By (Used For) Financing Activities	(583)	(504)
Cash Included in Assets Held for Sale	—	(54)
Effect of Exchange Rate Changes on Cash and Temporary Investments and Restricted Cash	(1)	(20)
Change in Cash and Temporary Investments and Restricted Cash	(176)	192
Cash and Temporary Investments and Restricted Cash
Beginning of period	1,295	595
End of period	$1,119	$787
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which have previously been filed with the Securities and Exchange Commission.

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

In addition to the spin-off of Sylvamo Corporation, the Company completed the sale of its Kwidzyn, Poland mill on August 6, 2021. All historical operating results of the Sylvamo Corporation businesses and Kwidzyn mill have been presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. See Note 9 - Divestitures and Impairments of Businesses for further details regarding the Sylvamo Corporation spin-off and discontinued operations.

Russia/Ukraine Conflict

The Russia-Ukraine conflict, including escalating sanctions, possible actions by the Russian government, and associated domestic and global economic and geopolitical conditions, could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are currently unable to predict the impact the Russian invasion of Ukraine, sanctions imposed to date or that may be imposed in the future, geopolitical instability and the possibility of broadened military conflict may have on us or our Ilim joint venture, including on our receipt of dividends from our Ilim joint venture. Moreover, we have announced our intention to explore strategic options with respect to Ilim S.A., including a sale of our 50% equity interest in Ilim S.A. In addition, we have disclosed our intent to monetize our remaining equity stake in Sylvamo Corporation (which has certain operations in Russia, and announced in March 2022 that it began the suspension of operations in Russia and that it was continuing to assess various options for its operations in that country). While we may sell our equity interests in the Ilim joint venture and/or Sylvamo in the future, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and/or Sylvamo and the timing of any such sales.

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

	Three Months Ended March 31, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,761	$662	$120	$4,543
EMEA	410	30	—	440
Pacific Rim and Asia	10	18	1	29
Americas, other than U.S.	225	—	—	225
Total	$4,406	$710	$121	$5,237

Operating Segments
North American Industrial Packaging	$4,025	$—	$—	$4,025
EMEA Industrial Packaging	410	—	—	410
Global Cellulose Fibers	—	710	—	710
Intra-segment Eliminations	(29)	—	—	(29)
Corporate & Inter-segment Sales	—	—	121	121
Total	$4,406	$710	$121	$5,237
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,332	$543	$47	$3,922
EMEA	393	24	(1)	416
Pacific Rim and Asia	18	28	14	60
Americas, other than U.S.	187	—	8	195
Total	$3,930	$595	$68	$4,593

Operating Segments
North American Industrial Packaging	$3,560	$—	$—	$3,560
EMEA Industrial Packaging	396	—	—	396
Global Cellulose Fibers	—	595	—	595
Intra-segment Eliminations	(26)	—	—	(26)
Corporate & Inter-segment Sales	—	—	68	68
Total	$3,930	$595	$68	$4,593
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $22 million and $27 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 8 - Acquisitions. The balance of this contract liability was $105 million and $107 million at March 31, 2022 and December 31, 2021, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months March 31, 2022 and 2021 is provided below:

	Three Months Ended March 31, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	2	—	—	(70)	$72
Repurchase of stock	—	—	—	—	428	$(428)
Common stock dividends ($0.4625 per share)	—	—	(171)	—	—	$(171)
Comprehensive income (loss)	—	—	360	(28)	—	$332
Ending Balance, March 31	$449	$4,670	$9,218	$(1,694)	$3,756	$8,887

	Three Months Ended March 31, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	(58)	—	—	(84)	26	—	26
Repurchase of stock	—	—	—	—	155	(155)	—	(155)
Common stock dividends ($0.5125 per share)	—	—	(205)	—	—	(205)	—	(205)
Comprehensive income (loss)	—	—	349	(111)	—	238	(1)	237
Ending Balance, March 31	$449	$6,267	$8,214	$(4,453)	$2,719	$7,758	$13	$7,771

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
In millions	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(962)	$(1,880)
Amounts reclassified from accumulated other comprehensive income	20	34
Balance at end of period	(942)	(1,846)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(694)	(2,457)
Other comprehensive income (loss) before reclassifications	(48)	(143)
Other comprehensive income (loss) attributable to noncontrolling interest	—	1
Balance at end of period	(742)	(2,599)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(10)	(5)
Other comprehensive income (loss) before reclassifications	—	(6)
Amounts reclassified from accumulated other comprehensive income	—	3
Balance at end of period	(10)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,694)	$(4,453)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2022 and 2021:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2022	2021
Defined benefit pension and postretirement items:
Prior-service costs	$(5)	$(6)	(a)	Non-operating pension expense
Actuarial gains (losses)	(22)	(40)	(a)	Non-operating pension expense
Total pre-tax amount	(27)	(46)
Tax (expense) benefit	7	12
Total, net of tax	(20)	(34)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	—	(4)	(b)	Cost of products sold
Total pre-tax amount	—	(4)
Tax (expense)/benefit	—	1
Net of tax	—	(3)
Total reclassifications for the period	$(20)	$(37)

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

	Three Months Ended March 31,
In millions, except per share amounts	2022	2021
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$360	$267
Weighted average common shares outstanding	375.2	392.8
Effect of dilutive securities
Restricted performance share plan	4.0	2.0
Weighted average common shares outstanding – assuming dilution	379.2	394.8
Basic earnings (loss) per share from continuing operations	$0.96	$0.68
Diluted earnings (loss) per share from continuing operations	$0.95	$0.68

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2022: There were no restructuring and other charges recorded during the three months ended March 31, 2022.

2021: During the three months ended March 31, 2021, the Company recorded an $18 million pre-tax charge in Corporate related to early debt extinguishment costs and a $12 million pre-tax charge in the Industrial Packaging segment for severance related to the optimization of our EMEA Packaging business.

NOTE 8 - ACQUISITIONS

2021: On April 1, 2021, the Company closed on the previously announced acquisition of two box plants located in Spain. The total purchase consideration, inclusive of working capital adjustments, was approximately €71 million (approximately $83 million based on the April 1, 2021 exchange rate).

The following table summarizes the final fair value assigned to assets and liabilities acquired as of April 1, 2021:

In millions
Cash and temporary investments	$5
Accounts and notes receivable	10
Inventories	3
Plants, properties and equipment	50
Goodwill	23
Intangible assets	13
Total assets acquired	$104
Short-term debt	2
Accounts payable and accrued liabilities	4
Other current liabilities	2
Long-term debt	1
Deferred income taxes	12
Total liabilities assumed	21
Net assets acquired	$83

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

2021: In April 2021, the Company received a noncontrolling interest in a U.S-based corrugated packaging producer. In the second quarter of 2021, the Company recorded its investment of $115 million based on the fair value of the noncontrolling interest, and a corresponding contract liability that is amortized over 15 years. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company is accounting for its interest as an equity method investment.

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

The Distribution was made to the Company's stockholders of record as of the close of business on September 15, 2021 (the "Record Date"), and such stockholders received one share of Sylvamo Corporation common stock for every 11 shares of International Paper common stock held as of the close of business on the Record Date. The Company retained 19.9% of the shares of Sylvamo at the time of the separation and this retained investment is discussed further in Note 10 - Supplementary Financial Statement Information. The spin-off was tax-free for the Company and its shareholders for U.S. federal income tax purposes.

In connection with the Distribution, on September 29, 2021, the Company and Sylvamo Corporation entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo Corporation of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo Corporation after the Distribution. The Company is also party to various ongoing operational agreements with Sylvamo Corporation under which it sells fiber, paper and other products. Sales under these agreements were $198 million for the three months ended March 31, 2022.

All historical operating results of the Sylvamo Corporation businesses, as well as the results of our Kwidzyn, Poland mill that was sold on August 6, 2021, are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. Kwidzyn was previously part of the Printing Papers business prior to its sale in August 2021. See Kwidzyn Mill section below for further details regarding this sale.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Sylvamo Corporation businesses and Kwidzyn for the three months ended March 31, 2021 in the condensed consolidated statement of operations:

In millions	Three Months Ended March 31, 2021
Net Sales	$770
Costs and Expenses
Cost of products sold	499
Selling and administrative expenses	59
Depreciation, amortization and cost of timber harvested	41
Distribution expenses	70
Taxes other than payroll and income taxes	8
Earnings (Loss) Before Income Taxes and Equity Earnings	93
Income tax provision (benefit)	11
Discontinued Operations, Net of Taxes	$82

The following summarizes the total cash provided by operations and total cash used for investing activities related to the Sylvamo Corporation businesses and Kwidzyn and included in the condensed consolidated statement of cash flows for the three months ended March 31, 2021:

In millions	Three Months Ended March 31, 2021
Cash Provided by (Used For) Operating Activities	$79
Cash Provided by (Used For) Investment Activities	$(19)
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
Kwidzyn Mill

2021: On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill for €669 million (approximately $794 million using the July 31, 2021 exchange rate) in cash. The business included the pulp and paper mill in Kwidzyn and supporting functions. During the third quarter of 2021, the Company recorded a net gain of $360 million ($350 million after taxes) including a gain of $404 million ($394 million after taxes) related to the sale of net assets and a loss of $44 million (before and after taxes) related to the cumulative foreign currency translation loss. During the fourth quarter of 2021, the Company incurred $9 million ($6 million after taxes) of costs related to the sale of Kwidzyn. All historical operating results for Kwidzyn have been presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations.

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

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $889 million and $1.1 billion at March 31, 2022 and December 31, 2021, respectively.

Restricted Cash

A reconciliation of cash and temporary investments and restricted cash in the condensed consolidated balance sheet to cash and temporary investments and restricted cash in the condensed consolidated statement of cash flows for the three months ended March 31, 2022 is below. The Company had no restricted cash at March 31, 2021.

Three Months Ended March 31,
In millions	2022
Cash and Temporary Investments	$1,031
Restricted Cash	88
Total Cash and Temporary Investments and Restricted Cash	$1,119

The Company's restricted cash consists of the cash proceeds from the $88 million first quarter 2022 debt issuance. Proceeds from this debt issuance were used to repay debt maturing on April 1, 2022. See Note 17 - Debt for further details regarding the first quarter 2022 debt issuance and the expected debt repayment.

Accounts and Notes Receivable

In millions	March 31, 2022	December 31, 2021
Accounts and notes receivable, net:
Trade (less allowances of $31 in 2022 and $34 in 2021)	$3,124	$3,027
Other	239	205
Total	$3,363	$3,232

Inventories

In millions	March 31, 2022	December 31, 2021
Raw materials	$251	$245
Finished pulp, paper and packaging	986	1,014
Operating supplies	458	486
Other	51	69
Total	$1,746	$1,814

Current Investments

As a result of the 2021 spin-off of Sylvamo Corporation, the Company retained 19.9% of the shares of Sylvamo. The intent is to monetize its investment and to provide additional proceeds to the Company. The Company is accounting for its ownership interest in Sylvamo at fair value as an investment in equity securities. The investment was valued at $291 million and $245 million at March 31, 2022 and December 31, 2021, respectively, and is recorded in Current investments in the accompanying condensed consolidated balance sheet.

In April 2022, the Company borrowed approximately $144 million under a term loan credit agreement with a third-party lender. Subsequently, the Company exchanged 4,132,000 shares of Sylvamo Corporation common stock owned by the Company in exchange and as repayment of the approximately $144 million term loan obligation. After this transaction, the Company owns 4,614,358, or approximately 10.5% of the shares, of Sylvamo Corporation common stock.

Plants, Properties and Equipment

Accumulated depreciation was $17.8 billion and $17.6 billion at March 31, 2022 and December 31, 2021, respectively. Depreciation expense was $250 million and $258 million for the three months ended March 31, 2022 and 2021, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $68 million and $106 million at March 31, 2022 and December 31, 2021, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $18 million received during the three months ended March 31, 2022 and $2 million received during the three months ended March 31, 2021.

Interest

Interest payments made during the three months ended March 31, 2022 and 2021 were $56 million and $111 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Interest expense	$77	$124
Interest income	8	31
Capitalized interest costs	4	2

Asset Retirement Obligations

The Company had recorded liabilities of $107 million related to asset retirement obligations at March 31, 2022 and December 31, 2021.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 31 years. Total lease costs were $60 million for both of the three months ended March 31, 2022 and 2021.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets	$373	$365
Finance lease assets	Plants, properties and equipment, net (a)	55	57
Total leased assets		$428	$422
Liabilities
Current
Operating	Other current liabilities	$137	$132
Finance	Notes payable and current maturities of long-term debt	10	10
Noncurrent
Operating	Long-term lease obligations	241	236
Finance	Long-term debt	54	56
Total lease liabilities		$442	$434

(a)Finance leases are recorded net of accumulated amortization of $52 million and $51 million as of March 31, 2022 and December 31, 2021, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $93 million and $49 million for the three months ended March 31, 2022 and 2021, respectively. Foreign exchange losses included in equity earnings for the three months ended March 31, 2022 were $15 million, primarily on the remeasurement of U.S. dollar denominated payables. JSC Ilim Group had no U.S. dollar-denominated debt outstanding as of March 31, 2022. Equity earnings (losses) for the three months ended March 31, 2021 included after-tax foreign exchange losses of $2 million primarily on the remeasurement of U.S. dollar-denominated debt. The Company received cash dividends from the joint venture of $204 million during the first three months of 2022. At March 31, 2022 and December 31, 2021, the Company's investment in Ilim, which is recorded in Long-Term Investments in the condensed consolidated balance sheets, was $413 million and $557 million, respectively, which was $125 million and $121 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. Prior to the spin-off of the Printing Papers segment on October 1, 2021, the Company was party to a joint marketing agreement with JSC Ilim Group, a subsidiary of Ilim, under which the Company purchased, marketed and sold paper produced by JSC Ilim Group. Purchases under this agreement were $41 million for the three months ended March 31, 2021. The joint marketing agreement was conveyed to Sylvamo Corporation as part of the spin-off transaction on October 1, 2021.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	March 31, 2022	December 31, 2021
Current assets	772	$1,010
Noncurrent assets	2,830	3,145
Current liabilities	1,404	1,212
Noncurrent liabilities	1,595	2,047
Noncontrolling interests	27	24

Income Statement

	Three Months Ended March 31,
In millions	2022	2021
Net sales	$707	$531
Gross profit	399	248
Income (loss) from continuing operations	182	103
Net income (loss)	177	100

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-months ended March 31, 2022:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2022
Goodwill	$3,426	$52	$3,478
Accumulated impairment losses	(296)	(52)	(348)
	3,130	—	3,130
Currency translation and other (a)	(2)	—	(2)
Goodwill additions/reductions	—	—	—
Accumulated impairment loss additions / reductions	—	—	—
Balance as of March 31, 2022
Goodwill	3,424	52	3,476
Accumulated impairment losses	(296)	(52)	(348)
Total	$3,128	$—	$3,128

(a)Represents the effects of foreign currency translations.

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	March 31, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$491	$279	$212	$493	$273	$220
Tradenames, patents and trademarks, and developed technology	170	135	35	170	131	39
Land and water rights	8	2	6	8	2	6
Other	24	21	3	24	21	3
Total	$693	$437	$256	$695	$427	$268

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2022	2021
Amortization expense related to intangible assets	$11	$11

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $20 million and $17 million for the three months ended March 31, 2022 and 2021, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $13 million during the next 12 months.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda., a wholly-owned subsidiary of the Company ("Sylvamo Brazil") until the October 1, 2021 spin-off of the Printing Papers business after which it became a subsidiary of Sylvamo Corporation. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $123 million in tax, and $414 million in interest, penalties, and fees as of March 31, 2022 (adjusted for variation in currency exchange rates). After a previous favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo Corporation as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo Corporation, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo Corporation thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo do Brasil Ltda. to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company has established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at March 31, 2022. This liability will not be adjusted in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $182 million ($190 million undiscounted) in the aggregate as of March 31, 2022. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency (EPA) selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. On April 25, 2022, the appellate court reversed the Judgment of the Court.
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
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of March 31, 2022, the Company's total recorded liability with respect to pending and future asbestos-related claims was $101 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range in excess of such liability, and do not believe additional material losses are probable.
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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2022, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2022	2021
Revenue (a)	$7	$7
Expense (b)	6	6
Cash receipts (c)	1	2
Cash payments (d)	4	4

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $5 million for the three months and three months ended March 31, 2022 and 2021, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $2 million for the three months and three months ended March 31, 2022 and 2021, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
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

As of March 31, 2022, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $813 million. The 2015 timber monetization restructuring is currently under examination by the Internal Revenue Service. An unfavorable resolution in such current examination, future administrative procedures, or future tax litigation could result in material, accelerated cash tax payments as a result of all or a portion of deferred tax liability becoming payable.

Activity between the Company and the 2015 Financing Entities for the three months ended March 31, 2021 was as follows:

Three Months Ended March 31,
In millions	2021
Revenue (a)	$24
Expense (a)	13
Cash receipts (b)	47
Cash payments (c)	14

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2022, the Company had no borrowings outstanding under the program.

At March 31, 2022, International Paper’s credit facilities totaled $2.1 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility with a maturity date of June 2026. The liquidity facilities also include up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program with the expiration date in April 2022. The receivables securitization program was renewed on April 27, 2022 with up to $500 million of uncommitted financings based on eligible receivables balances with the expiration date in April 2024. At March 31, 2022, there were no borrowings outstanding under either the bank facility or receivables securitization program.

During the first quarter of 2022, the Company issued approximately $88 million of debt with an interest rate of 2.65% and a maturity date of 2037. The proceeds from this issuance were held in a trust at March 31, 2022 and were used to repay approximately $88 million of outstanding debt maturing on April 1, 2022.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2022, we were in compliance with our debt covenants.

At March 31, 2022, the fair value of International Paper’s $5.7 billion of debt was approximately $6.3 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company, International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	March 31, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.5	0.5

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
In millions	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$(6)
Total	$—	$(6)
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$—	$17
Total	$—	$17

During the next 12 months, the amount of the March 31, 2022 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $1 million.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended March 31,
In millions	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$(3)	Discontinued operations, net of taxes
Total	$—	$(3)

	Gain (Loss) Recognized in Income		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2022	2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$8	$2	Cost of products sold
Total	$8	$2

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.
The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets
In millions	March 31, 2022		December 31, 2021
Derivatives not designated as hedging instruments
Electricity contract	$17		$10
Total derivatives	$17	(a)	$10	(b)

(a)Includes $13 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Included in Other current assets in the accompanying condensed consolidated balance sheet.

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

NOTE 19 - RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all hourly and union employees who work at a participating business unit. The plan was frozen as of January 1, 2019 for salaried participants.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

Net periodic pension (income) expense for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2022	2021
Service cost	$23	$27
Interest cost	84	83
Expected return on plan assets	(162)	(183)
Actuarial loss	21	39
Amortization of prior service cost	6	6
Net periodic pension (income) expense	$(28)	$(28)

The components of net periodic pension (income) expense other than the Service cost component are included in Non-operating pension (income) expense in the Condensed Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2022 or 2021. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2022.

NOTE 20 - STOCK-BASED COMPENSATION

International Paper has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2022, 7.2 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Total stock-based compensation expense (selling and administrative)	$66	$14
Income tax benefits related to stock-based compensation	12	17

At March 31, 2022, $188 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.2 years.

Performance Share Plan

During the first three months of 2022, the Company granted 1.9 million performance units at an average grant date fair value of $50.32.

NOTE 21 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business into a new, publicly-traded company, Sylvamo Corporation, listed on the New York Stock Exchange. Additionally, on August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo Corporation spin-off and the sale of Kwidzyn, the Company no longer has a Printing Papers segment, and all prior year amounts have been adjusted to reflect the Sylvamo Corporation and Kwidzyn businesses as a discontinued operation.

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

Net sales by business segment for the three months March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Industrial Packaging	$4,406	$3,930
Global Cellulose Fibers	710	595
Corporate and Intersegment Sales	121	68
Net Sales	$5,237	$4,593

Operating profit (loss) by business segment for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Industrial Packaging	$397	$421
Global Cellulose Fibers	(49)	(81)
Business Segment Operating Profits	$348	340

Earnings (loss) from continuing operations before income taxes and equity earnings	$362	$306
Interest expense, net	69	93
Noncontrolling interests adjustment	—	(1)
Corporate expenses, net	12	36
Corporate net special items	(46)	(56)
Business net special items	—	14
Non-operating pension expense (income)	(49)	(52)
Business Segment Operating Profits	$348	$340

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report.
EXECUTIVE SUMMARY

Net earnings (loss) attributable to International Paper common shareholders were $360 million ($0.95 per diluted share) in the first quarter of 2022, compared with $107 million ($0.28 per diluted share) in the fourth quarter of 2021 and $349 million ($0.88 per diluted share) in the first quarter of 2021. International Paper generated Adjusted operating earnings attributable to International Paper common shareholders (a non-GAAP measure defined below) of $288 million ($0.76 per diluted share) in the first quarter of 2022, compared with $301 million ($0.78 per diluted share) in the fourth quarter of 2021 and $198 million ($0.50 per diluted share) in the first quarter of 2021.

International Paper delivered first quarter earnings that were better than our outlook, driven by strong price realization and solid operations, overcoming significantly higher input costs. We also delivered another quarter of strong cash generation. Constraints associated with the Covid-19 Omicron variant impacted volume in our Industrial Packaging business in the early part of the first quarter 2022. Shipments recovered, as expected throughout the first quarter, with demand stabilizing at elevated levels as we exited the quarter. Our mills and converting system performed well, as we managed through continued logistics constraints which negatively impacted operating costs. We successfully executed our highest maintenance outage quarter of 2022 and expect to complete about 70% of full-year planned maintenance outages by the end of the second quarter. We achieved $40 million of earnings through our Building a Better IP initiatives, which are focused on materially lowering our cost structure and accelerating profitable growth. Regarding capital allocation, in the first quarter we returned $580 million to shareholders, including dividends and approximately $400 million of share repurchases. During the first quarter 2022, we announced that we are actively exploring options, including a sale of our 50% equity investment in Ilim Group. We are working with urgency to complete this work. We have engaged advisors and had discussions with interested parties, which are ongoing.

Comparing our performance in the first quarter 2022 to the fourth quarter 2021, price and mix improved significantly, driven by price realization of our August 2021 price increase in our North American Industrial Packaging business, as well as price realization from prior increases in our Global Cellulose Fibers business. Volumes were slightly lower compared to the fourth quarter 2021, as expected, due to seasonally lower demand and Omicron variant impacts early in the quarter in our North American Industrial Packaging business along with on-going shipping constraints in our Global Cellulose Fibers business. In our North American Industrial Packaging business, operations and costs improved sequentially. Our mills and converting system performed well and made good progress normalizing containerboard inventories across our packaging system. In our Global Cellulose Fibers business, volume and operating costs were negatively impacted by on-going logistics constraints. Maintenance outages were sequentially higher in both business segments as we completed the highest maintenance outage quarter of 2022. Input costs were significantly higher sequentially in both business segments due to higher energy, chemicals and distribution costs. These higher costs were partially offset by moderately lower recovered fiber costs.

Looking ahead to the second quarter 2022, as compared to the first quarter 2022, in our Industrial Packaging business, we expect higher price and mix on the flow-through of prior price increases in North America. Volume is expected to improve on seasonally stronger demand. Operations and costs are expected to be slightly higher on the non-repeat of the Prattville insurance proceeds. Maintenance outage expense is expected to decrease as we step down from our highest maintenance quarter of 2022. Input costs are expected to increase on higher energy, chemicals and distribution costs. In our Global Cellulose Fibers business, we expect price and mix to improve on price realization of prior price increases. Volume is expected to be slightly lower. Operations and costs are expected to increase on continued logistics constraints. Maintenance outage expenses are expected to decrease, and input costs are expected to increase, again driven by higher energy, chemicals and distribution costs.

The Russia-Ukraine conflict, including escalating sanctions, possible actions by the Russian government, and associated domestic and global economic and geopolitical conditions, could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are currently unable to predict the impact the Russian invasion of Ukraine, sanctions imposed to date or that may be imposed in the future, geopolitical instability and the possibility of broadened military conflict may have on us or our Ilim joint venture, including on our receipt of dividends from our Ilim joint venture. Moreover, we have announced our intention to explore strategic options with respect to Ilim S.A., including a sale of our 50% equity interest in Ilim S.A. In addition, we have disclosed our intent to monetize our remaining equity stake in Sylvamo Corporation (which has certain operations in Russia, and announced in March 2022 that it began the suspension of operations in Russia and that it was continuing to assess various options for its operations in that country). While we may sell our equity interests in the Ilim joint venture and/or Sylvamo in the future, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and/or Sylvamo and the timing of any such sales.

Adjusted operating earnings and Adjusted operating earnings per share are non-GAAP measures and are defined as net earnings (loss) attributable to International Paper (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share attributable to common shareholders are the most directly comparable GAAP measures. The Company calculates Adjusted operating earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and items considered by management to be unusual or otherwise not reflective of on-going operations (net special items) from net earnings (loss) attributable to shareholders reported under GAAP. Adjusted operating earnings per share is calculated by dividing Adjusted operating earnings by diluted average shares of common stock outstanding. Management uses these measures to focus on on-going operations, and believes that these measures are useful to investors because such measures enable investors to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using this information, along with the most directly comparable GAAP measures, provide for a more complete analysis of the results of operations.

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items referenced in the charts below.

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2022	2021	2021
Net earnings (loss) attributable to shareholders	$360	$349	$107
Less - Discontinued operations (gain) loss	—	$(82)	$8
Earnings (loss) from continuing operations	360	267	115
Add back - Non-operating pension expense (income)	(49)	(52)	(47)
Add back - Net special items expense (income)	(46)	(42)	295
Income tax effect - Non-operating pension and net special items expense	23	25	(62)
Adjusted operating earnings (loss) attributable to shareholders	$288	$198	$301

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2022	2021	2021
Diluted earnings (loss) per share attributable to shareholders	$0.95	$0.88	$0.28
Less - Discontinued operations (gain) loss per share	—	(0.20)	0.02
Diluted earnings (loss) per share from continuing operations	0.95	0.68	0.30
Add back - Non-operating pension expense (income) per share	(0.13)	(0.13)	(0.12)
Add back - Net special items expense (income) per share	(0.12)	(0.11)	0.77
Income tax effect per share - Non-operating pension and net special items expense	0.06	0.06	(0.17)
Adjusted operating earnings (loss) per share attributable to shareholders	$0.76	$0.50	$0.78

Cash provided by operations totaled $588 million and $512 million for the first three months of 2022 and 2021, respectively. The Company generated free cash flow of approximately $403 million and $423 million in the first three months of 2022 and 2021, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2022	2021
Cash provided by operations	$588	$512
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(185)	(89)
Free Cash Flow	$403	$423

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

RESULTS OF OPERATIONS
For the first quarter of 2022, International Paper reported net sales of $5.2 billion, compared with $5.1 billion in the fourth quarter of 2021 and $4.6 billion in the first quarter of 2021.
Net earnings (loss) attributable to International Paper totaled $360 million, or $0.95 per diluted share, in the first quarter of 2022. This compared with $107 million, or $0.28 per diluted share, in the fourth quarter of 2021 and $349 million, or $0.88 per diluted share, in the first quarter of 2021.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$115
$106
($8)
($31)
($18)
($102)
$28
$27
$6
($21)
$257
$1
$360
Q4 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2022

Compared with the fourth quarter of 2021, earnings benefited from higher average sales prices and a favorable mix ($106 million), lower corporate and other items ($28 million), lower net interest expense ($6 million) and lower non-operating pension expense ($1 million). These benefits were offset by lower sales volumes ($8 million), higher operating costs ($31 million), higher raw material and freight costs ($18 million), higher mill maintenance outage costs ($102 million) and higher tax expense ($21 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A. and other investments were $27 million higher than in the fourth quarter of 2021. Net special items in the first quarter of 2022 were a gain of $35 million compared with a loss of $222 million in the fourth quarter of 2021.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$267
$418
($6)
($92)
($256)
($58)
$16
$44
$17
$7
$5
($2)
$360
Q1 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2022

Compared with the first quarter of 2021, the first quarter of 2022 reflects higher average sales prices and a favorable mix ($418 million), lower corporate and other costs ($16 million), lower net interest expense ($17 million) and lower tax expense ($7 million). These benefits were offset by lower sales volumes ($6 million), higher operating costs ($92 million), higher raw material and freight costs ($58 million), higher mill maintenance outage costs ($256 million) and higher non-operating pension expense ($2 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim S.A. and other investments were $44 million higher in the first quarter of 2022 than in the first quarter of 2021. Net special items in the first quarter of 2022 were a gain of $35 million compared with a gain of $30 million in the first quarter of 2021.
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

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2022	2021	2021
Net Earnings (Loss) from Continuing Operations Attributable to International Paper Company	$360	$267	$115
Add back (deduct):
Income tax provision (benefit)	95	88	(5)
Equity (earnings) loss, net of taxes	(93)	(49)	(66)
Noncontrolling interests, net of taxes	—	—	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	362	306	44
Interest expense, net	69	93	76
Noncontrolling interests included in operations	—	(1)	(2)
Corporate expenses, net	12	36	49
Corporate net special items	(46)	(56)	282
Business net special items	—	14	13
Non-operating pension expense (income)	(49)	(52)	(47)
Adjusted Operating Profit	$348	$340	$415
Business Segment Operating Profit (Loss):
Industrial Packaging	$397	$421	$414
Global Cellulose Fibers	(49)	(81)	1
Total Business Segment Operating Profit	$348	$340	$415

Business Segment Operating Profit
Total business segment operating profits were $348 million in the first quarter of 2022, $415 million in the fourth quarter of 2021 and $340 million in the first quarter of 2021.

Business Segment Operating Profit (in millions)
$600
$500
$400
$300
$200
$100
$0
$415
$131
$(10)
$(39)
$(22)
$(127)
$348
Q4 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2022

Compared with the fourth quarter of 2021, operating profits benefited from higher average sales prices and a favorable mix ($131 million). These benefits were offset by lower sales volumes ($10 million), higher operating costs ($39 million), higher raw material and freight costs ($22 million) and higher mill outage costs ($127 million).

Business Segment Operating Profit (in millions)
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$340
$595
$(9)
$(131)
$(364)
$(83)
$348
Q1 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2022

Compared with the first quarter of 2021, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($595 million). These benefits were offset by lower sales volumes ($9 million), higher operating costs ($131 million), higher raw material and freight costs ($364 million) and higher mill outage costs ($83 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2022	2021
Industrial Packaging
Corrugated Packaging (b)	2,618	2,684
Containerboard	712	709
Recycling	564	558
Saturated Kraft	44	45
Gypsum/Release Kraft	54	55
EMEA Packaging (b)	368	435
Industrial Packaging	4,360	4,486
Global Cellulose Fibers (in thousands of metric tons) (c)	712	755

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo Corporation spin-off and sale of Kwidzyn, the Company no longer has a Printing Papers business segment, and all historical results have been adjusted to reflect the Kwidzyn and the Printing Papers business and other businesses conveyed to Sylvamo Corporation as discontinued operations. See Note 9 - Divestitures and Impairments of Item 1. Financial Statements for further discussion.

Discontinued operations include the operating earnings of the businesses noted above. Discontinued operations also includes an after-tax net special items charge of $20 million and $8 million for the three months ended March 31, 2021 and December 31, 2021, respectively.

Details of these charges were as follows:

	Three Months Ended
	March 31,		December 31,
	2021		2021
In millions	Before Tax	After Tax	Before Tax	After Tax
Printing Papers spin-off	$25	$20	$10	$5
Gain on sale of Kwidzyn, Poland mill	—	—	9	6
Foreign and state taxes related to Printing Papers spin-off	—	—	—	(3)
Total	$25	$20	$19	$8

Income Taxes
An income tax provision of $95 million was recorded for the first quarter of 2022 and the reported effective income tax rate was 26%. Excluding expense of $11 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 27% for the quarter.
An income tax benefit of $5 million was recorded for the fourth quarter of 2021 and the reported effective income tax rate was (11)%. Excluding a benefit of $73 million related to the tax effects of net special items and expense of $11 million related to the tax effects of non-operating pension expense, the effective income tax rate was 20% for the quarter.
An income tax provision of $88 million was recorded for the first quarter of 2021 and the reported effective income tax rate was 29%. Excluding expense of $12 million related to the tax effects of net special items and expense of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 30% for the quarter.
Interest Expense
Net interest expense was $69 million in the first quarter of 2022, compared with $76 million in the fourth quarter of 2021 and $93 million in the first quarter of 2021.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	March 31,					December 31,
	2022		2021			2021
In millions	Before Tax	After Tax	Before Tax	After Tax		Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$—	$—	$12	$10	(a)	$—	$—
EMEA Packaging impairment - Turkey	—	—	2	2	(a)	—	—
Building a Better IP	—	—	—	—		14	11	(b)
Other	—	—	—	—		(1)	(1)	(a)
Business Segments Total	—	—	14	12		13	10
Corporate
Sylvamo investment - fair value adjustment	(46)	(35)	—	—		32	24
Debt extinguishment costs	—	—	18	14		238	179
Building a Better IP	—	—	—	—		17	13
Legal reserve adjustment	—	—	—	—		(5)	(4)
Gain on sale of equity investment in Graphic Packaging	—	—	(74)	(56)		—	—
Corporate Total	(46)	(35)	(56)	(42)		282	212
Total net special items	(46)	(35)	(42)	(30)		295	222
Non-operating pension expense (income)	(49)	(37)	(52)	(39)		(47)	(36)
Total net special items and non-operating pension expense (income)	$(95)	$(72)	$(94)	$(69)		$248	$186

(a) Recorded in the Industrial Packaging segment.
(b) Includes a charge of $11 million ($9 million after taxes) recorded in the Industrial Packaging segment and $3 million ($2 million after taxes) recorded in the Global Cellulose Fibers segment.

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2022	2021
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$4,406	$3,930	$4,255
Operating Profit (Loss)	$397	$421	$414
Industrial Packaging net sales for the first quarter of 2022 were 4% higher compared with the fourth quarter of 2021 and 12% higher compared with the first quarter of 2021. Operating profit was 4% lower in the first quarter of 2022 compared with the fourth quarter of 2021 and 6% lower compared with the first quarter of 2021.

North American Industrial Packaging	2022	2021
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$4,025	$3,560	$3,907
Operating Profit (Loss)	$400	$395	$415

(a)Includes intra-segment sales of $29 million, $26 million and $39 million for the three months ended March 31, 2022 and 2021 and December 31, 2021, respectively.

North American Industrial Packaging sales volumes in the first quarter of 2022 were lower compared to the fourth quarter of 2021 for corrugated boxes and export containerboard driven by seasonality and fewer shipping days. Omicron labor constraints also impacted volumes. Total maintenance and economic downtime was about 121,000 tons higher in the first quarter of 2022 compared with the fourth quarter of 2021, due to higher maintenance downtime. The first quarter of 2022 was the highest maintenance quarter of the year. Average sales margins were significantly higher reflecting higher average sales prices for boxes and export containerboard and a favorable mix in our box system. Operating costs were lower, driven by strong converting and mill operations. Planned maintenance downtime costs were $119 million higher in the first quarter of 2022 compared with the fourth quarter of 2021. Input costs were flat as higher freight costs were offset by lower recovered fiber costs. Earnings benefited from insurance recoveries in both the first quarter of 2022 and the fourth quarter of 2021.
Compared with the first quarter of 2021, sales volumes in the first quarter of 2022 were higher for domestic containerboard but decreased for export containerboard. Sales volumes for corrugated boxes were lower reflecting Omicron labor constraints. Total maintenance and economic downtime was about 74,000 tons higher in the first quarter of 2022, due to higher maintenance downtime. Export containerboard and box prices were significantly higher reflecting previous price increases. Operating costs increased, driven by inflation partially offset by strong mill operations. Distribution costs increased. Planned maintenance downtime costs were $74 million higher in the first quarter of 2022 compared with the first quarter of 2021. Input costs were significantly higher driven by recovered fiber, wood, energy and freight.
Entering the second quarter of 2022, sales volumes for corrugated boxes and export containerboard are expected to be higher compared to the first quarter of 2022. Average sales margins are also expected to be higher, reflecting previous price increases. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $60 million lower in the second quarter of 2022 compared with the first quarter of 2022. Input costs are expected to be higher.

EMEA Industrial Packaging	2022	2021
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$410	$396	$387
Operating Profit (Loss)	$(3)	$26	$(1)

EMEA Industrial Packaging sales volumes for corrugated boxes in the first quarter of 2022 were stable compared with the fourth quarter of 2021 as seasonally higher volumes in Morocco were offset by lower volumes in the Eurozone. Average sales margins for corrugated boxes were higher reflecting higher average sales prices in the Eurozone. Average sales margins in Morocco were lower driven by higher containerboard costs. Operating costs were higher. Planned maintenance downtime costs were lower in the first quarter of 2022 compared with the fourth quarter of 2021. Input costs were significantly higher, primarily for energy.

Compared with the first quarter of 2021, sales volumes in the first quarter of 2022 were lower driven by the sale of our EMEA Packaging business in Turkey in the second quarter of 2021. Average sales margins for corrugated boxes were lower driven by higher containerboard costs. Average sales margins for containerboard were higher, reflecting higher average sales prices. Operating costs were higher. There were no planned maintenance outages in either the first quarter of 2022 or the first quarter of 2021. Input costs were significantly higher, primarily for energy and recovered fiber.

Looking ahead to the second quarter of 2022, sales volumes for corrugated boxes are expected to be lower, reflecting seasonally lower volumes in Morocco. Average sales margins are expected to be higher. Operating costs are expected to be higher. There are no planned maintenance outages scheduled for the second quarter of 2022. Input costs are expected to increase.
Global Cellulose Fibers

Total Global Cellulose Fibers	2022	2021
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$710	$595	$717
Operating Profit (Loss)	$(49)	$(81)	$1

Global Cellulose Fibers net sales in the first quarter of 2022 were 1% lower compared with the fourth quarter of 2021 and 19% higher than in the first quarter of 2021. Operating profit in the first quarter of 2022 decreased compared to the fourth quarter of 2021 and improved compared to the first quarter of 2021.
Sales volumes in the first quarter of 2022 compared with the fourth quarter of 2021 were slightly lower reflecting continuing supply chain challenges. Total maintenance and economic downtime was about 4,000 tons lower in the first quarter of 2022 compared with the fourth quarter of 2021 due to maintenance downtime. Average sales margins improved, reflecting higher average sales price for both fluff pulp and market pulp. Operating costs were higher driven by seasonality and distribution costs. Planned maintenance downtime costs in the first quarter of 2022 were $9 million higher compared with the fourth quarter of 2021. Input costs were higher, primarily for wood, chemicals and energy.
Compared with the first quarter of 2021, sales volumes in the first quarter of 2022 were lower driven by on-going logistics challenges. Total maintenance and economic downtime was about 1,000 tons lower in the first quarter of 2022, due to maintenance downtime. Average sales prices were significantly higher for both fluff and market pulp. Operating costs were higher due to logistics challenges and inflation. Distribution costs were also higher. Planned maintenance downtime costs in the first quarter of 2022 were $9 million higher compared with the first quarter of 2021. Input costs were higher primarily for wood, chemicals and energy.
Entering the second quarter of 2022, sales volumes are expected to be slightly lower driven by continued logistics challenges. Average sales margins are expected to be higher. Planned maintenance downtime costs in the second quarter of 2022 are expected to be $26 million lower compared with the first quarter of 2022. Operating costs are expected to be seasonally lower. Distribution costs are expected to be higher. Input costs are expected to increase for energy and chemicals.
Equity Earnings, Net of Taxes – Ilim

International Paper accounts for its 50% equity interest in Ilim S.A. (Ilim) using the equity method of accounting. Ilim is a separate reportable industry segment with primary operations in Russia. During the first quarter of 2022, the Company announced its intention to explore options, including a sale of its 50% ownership in Ilim Group. The Company recorded equity earnings, net of taxes, of $93 million in the first quarter of 2022, compared with $66 million in the fourth quarter of 2021 and $49 million in the first quarter of 2021. In the first quarter of 2022 and fourth quarter of 2021, foreign exchange gains (losses) of $(15) million and $5 million, respectively, are included in equity earnings. Ilim Group had no US dollar-denominated debt outstanding at March 31, 2022 and December 31, 2021. There is no recourse of Ilim Group debt to International Paper.

Compared with the fourth quarter of 2021, sales volumes in the first quarter of 2022 were 5% higher as logistical constraints at the Chinese border were resolved. Average sales prices for softwood pulp, hardwood pulp and containerboard were lower. Costs for fuel and distribution were higher and wood costs were seasonally lower.

Compared with the first quarter of 2021, sales volumes in the first quarter of 2022 increased, as logistical constraints at the Chinese border were resolved. Average sales margins for softwood pulp, hardwood pulp and containerboard increased reflecting higher average sales prices in all regions.

Looking forward to the second quarter of 2022, sales volumes are expected to be stable. Average sales margins are projected to increase for softwood pulp and hardwood pulp. Repair and maintenance costs are projected to increase in the second quarter. Input costs for wood are expected to be seasonally higher.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $588 million for the first three months of 2022, compared with $512 million for the comparable 2021 three-month period.

Investments in capital projects, net of insurance recoveries, totaled $185 million in the first three months of 2022, compared to $89 million in the first three months of 2021. Full-year 2022 capital spending is currently expected to be approximately $1.1 billion, or 96% of depreciation and amortization.

Financing activities for the first three months of 2022 included a $85 million net increase in debt versus a $109 million net decrease in debt during the comparable 2021 three-month period.

Amounts related to early debt extinguishment during the three and three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
In millions	2022	2021
Early debt reductions (a)	$—	$107
Pre-tax early debt extinguishment (gain) loss, net	—	18

(a)There were no early debt reductions for the three months ended March 31, 2022. There were reductions related to notes with interest rates ranging from 3.00% to 4.80% with original maturities from 2027 to 2048 for the three months ended March 31, 2021.

At March 31, 2022, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $195 million in 2022; $358 million in 2023; $149 million in 2024; $206 million in 2025; $73 million in 2026; and $4.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2022, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At March 31, 2022, International Paper’s credit agreements totaled $2.1 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $550 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2022, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $550 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2022 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $2.1 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2022, the Company had no borrowings outstanding under the program.

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

During the first three months of 2022, International Paper used 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 9.4 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $428 million, including $406 million related to shares repurchased under the Company's repurchase program. Our current share repurchase program approved by our Board of Directors on October 12, 2021, which does not have an expiration date, has approximately $2.52 billion aggregate amount of shares of common stock remaining authorized for purchase as of March 31, 2022.

During the first three months of 2021, International Paper used approximately 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 3.1 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $155 million, including $129 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $174 million and $202 million for the first three months of 2022 and 2021, respectively. Dividends were $0.4625 per share and $0.5125 per share for the first three months in 2022 and 2021, respectively.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. As of March 31, 2022, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $813 million. The nature and timing of the income tax due related to these transactions is currently under review by the Internal Revenue Service.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim joint venture, International Paper entered into a shareholders' agreement with an initial 15-year term expiring in October 2022 that automatically renews for successive five-year terms, unless terminated by either party. We have announced our intention to explore strategic options with respect to Ilim S.A., including a sale of our 50% equity interest in Ilim S.A. While we may sell our equity interests in the Ilim joint venture in the future, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and the timing of any such sales.

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
The Company has included in its 2021 Form 10-K a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2022.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of GHGs and other environmental, social and governance matters; (ii) the impact of the conflict involving Russia and Ukraine, including in connection with related escalated sanctions imposed by the United States, the European Union, G7 and other countries and possible actions by the Russian government, and the impact of such developments on domestic and global economic and geopolitical conditions in general and on us and our Ilim joint venture, which could be materially and adversely affected by such developments, and our inability to predict the impact of the Russian invasion of Ukraine, sanctions imposed to date, geopolitical instability and the broadened military conflict on our Ilim joint venture and on our receipt of dividends from our Ilim joint venture; (iii) the possible impact of these developments involving Ukraine and Russia and possible resulting disruptions in the capital markets on the value of and our ability to sell all or a portion of our remaining equity stake in Sylvamo Corporation and the timing of any such sales; (iv) the impact of and developments related to the COVID-19 pandemic; (v) the level of our indebtedness and changes in interest rates; (vi) the impact of global and domestic economic conditions and industry conditions, including with respect to commercial activity, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, the availability of labor, particularly in light of current labor market conditions which are exceptionally tight, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (vii) domestic and global geopolitical conditions, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (viii) the amount of our future pension funding obligations, and pension and healthcare costs; (ix) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (x) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xi) risks inherent in conducting business through joint ventures; (xii) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spin-offs and other corporate transactions, (xiii) cybersecurity and information technology risks; (xiv) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xvii) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and SEC filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 39-40 of International Paper’s 2021 Form 10-K, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this report).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (Part I, Item 1A) other than as discussed below.

Our financial results and businesses, including our Ilim joint venture and equity interest in Sylvamo Corporation, may be adversely affected by the current military conflict between Russia and Ukraine, including new sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union and other G7 countries, among other countries, have imposed coordinated financial and economic sanctions and export-control measures on certain industry sectors and parties in Russia. Some of these measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions targeting Russia's import of various goods. The negative impacts arising from the conflict and these sanctions may include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. We will continue to monitor the conflict and the potential impact of financial and economic sanctions on the regional and global economy.

We have a 50% equity interest in Ilim S.A., the holding company of Ilim Group JSC, whose primary operations are in Russia. Specifically, Ilim Group’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.6 million metric tons. In joint ventures, such as the Ilim joint venture, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. We also have an equity interest in Sylvamo Corporation, which is a standalone, publicly traded company created by the spin-off of our Printing Papers business in October 2021. Sylvamo Corporation reported that Russian operations accounted for roughly 15% of its 2021 total revenue, and in March 2022 announced that it began the suspension of its operations in Russia as it continues to assess various options for its operations in that country.

The military conflict between Russia and Ukraine, including escalating sanctions, possible actions by the Russian government, and associated domestic and global economic and geopolitical conditions, could materially adversely affect our Ilim joint venture and our businesses, financial condition, results of operations and cash flows. We are currently unable to predict the impact Russia’s invasion of Ukraine, sanctions imposed to date or that may be imposed in the future, potential embargoes, supply chain disruptions, geopolitical instability and shifts, and the possibility of broadened military conflict may have on us or our Ilim joint venture, including on whether our Ilim joint venture will be able to continue to pay dividends to us. We are actively exploring strategic options, including a sale of our equity interest in the Ilim joint venture and are selling our interest in Sylvamo Corporation, but we cannot be certain if and when this may occur. Further, we cannot be certain of possible resulting disruptions (including in the capital markets) on the value of and our ability to sell all or a portion of our equity interest in Sylvamo Corporation or our interest in the Ilim joint venture and the timing of any such sales. In addition, the effects of escalated or prolonged military conflict could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report Form 10-K for fiscal year 2021. Such risks include, but are not limited to, adverse effects on global business and economic conditions, including increased volatility in the price and demand of oil and natural gas and inflation and demand for our products, increased cyber security risks, adverse changes in trade policies, taxes, government regulations, our ability to implement and execute our business strategy including with respect to joint ventures, divestitures, spin-offs, capital investments and other corporate transactions that we have pursued or may pursue, disruptions in global supply chains, risks related to employees and contracts in the affected regions, our exposure to foreign currency fluctuations and potential nationalizations and asset seizures in Russia, constraints, volatility, or disruption in the capital markets and our sources of liquidity, and our potential inability to service our remaining performance obligations and potential contractual breaches and litigations.

In particular, our investments in Ilim S.A. and Sylvamo Corporation involve certain legal, geopolitical, investment, repatriation, and transparency risks not typically associated with investments in companies operating in the U.S, including: (i) the legal framework of Russia may rapidly evolve and it is not possible to accurately predict the content or implications of changes in their statutes or regulations. The Russian Parliament is considering legislation that could result in nationalization, expropriation or other unfavorable regulations and may be introduced at any time without prior warning or consultation; (ii) legal frameworks may be unfairly or unevenly enforced, and courts may decline to enforce legal protections covering our investments altogether. The cost and difficulties of litigation in Russia may make enforcement of our rights impractical or impossible.; (iii) the risk we may inadvertently violate sanctions that may be imposed by the United States or foreign governments, including Russia, given the complexity and rapidly changing nature of the situation; (iv) financial and economic sanctions and export-control measures imposed on certain industry sectors and parties in Russia as well as counter-sanctions measures implemented by Russia could lead to further disruptions in supply chains and adversely affect operations in Russia; (v) increased risks of economic, political, or social instability, escalating military conflicts with Ukraine or new conflicts with any other countries, war, or terrorism, which could adversely affect the economies of Russia or lead to a material adverse change in the value of our investments in Russia; and (vi) disclosure, accounting, and financial standards and requirements in Russia may rapidly evolve and it is not possible to accurately predict the content or implications of changes in their disclosure requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2022 - January 31, 2022	2,210,462	$48.02	2,208,740	$2.82
February 1, 2022 - February 28, 2022	2,926,019	46.55	2,458,000	2.70
March 1, 2022 - March 31, 2022	4,263,950	43.63	4,263,950	2.52
Total	9,400,431
(a) 469,741 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder was purchased under a share repurchase program. Under current Board authorization that was increased on October 12, 2021, we are authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.3 billion of shares of our common stock. This repurchase program does not have an expiration date. As of March 31, 2022, approximately $2.52 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

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

INTERNATIONAL PAPER COMPANY (Registrant)

April 29, 2022	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

April 29, 2022	By	/s/ Vincent P. Bonnot
Vincent P. Bonnot
Vice President – Finance and Controller