Form 10-Q
period 2022-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2022-07-29
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 22, 2022 was 362,016,847.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Sales	$5,389	$4,770	$10,626	$9,363
Costs and Expenses
Cost of products sold	3,806	3,402	7,645	6,750
Selling and administrative expenses	300	396	641	698
Depreciation, amortization and cost of timber harvested	267	272	528	540
Distribution expenses	442	342	866	677
Taxes other than payroll and income taxes	36	36	72	71
Restructuring and other charges, net	—	174	—	204
Net (gains) losses on sales and impairments of businesses	—	(9)	—	(7)
Net (gains) losses on sales of equity method investments	—	(130)	—	(204)
Net (gains) losses on mark to market investments	(3)	—	(49)	—
Interest expense, net	74	86	143	179
Non-operating pension expense (income)	(47)	(51)	(96)	(103)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	514	252	876	558
Income tax provision (benefit)	96	46	191	134
Equity earnings (loss), net of taxes	93	104	186	153
Earnings (Loss) From Continuing Operations	$511	$310	$871	$577
Discontinued operations, net of taxes	—	124	—	206
Net Earnings (Loss)	$511	$434	$871	$783
Less: Net earnings (loss) attributable to noncontrolling interests	—	2	—	2
Net Earnings (Loss) Attributable to International Paper Company	$511	$432	$871	$781
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.39	$0.79	$2.34	$1.47
Discontinued operations, net of taxes	—	0.31	—	0.52
Net earnings (loss)	$1.39	$1.10	$2.34	$1.99
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$1.38	$0.78	$2.32	$1.45
Discontinued operations, net of taxes	—	0.31	—	0.51
Net earnings (loss)	$1.38	$1.09	$2.32	$1.96
Average Shares of Common Stock Outstanding – assuming dilution	370.7	396.8	375.7	397.7
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Earnings (Loss)	$511	$434	$871	$783
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	23	36	43	70
Pension and postretirement adjustments:
Non-U.S. plans	—	1	—	1
Change in cumulative foreign currency translation adjustment	182	312	134	169
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	13	—	7
Reclassification adjustment for (gains) losses included in net earnings (loss)	—	(4)	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	205	358	177	246
Comprehensive Income (Loss)	716	792	1,048	1,029
Net (earnings) loss attributable to noncontrolling interests	—	(2)	—	(2)
Other comprehensive (income) loss attributable to noncontrolling interests	—	1	—	2
Comprehensive Income (Loss) Attributable to International Paper Company	$716	$791	$1,048	$1,029
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$826	$1,295
Accounts and notes receivable, net	3,462	3,232
Contract assets	506	378
Inventories	1,897	1,814
Current investments	151	245
Other current assets	204	132
Total Current Assets	7,046	7,096
Plants, Properties and Equipment, net	10,234	10,441
Long-Term Investments	930	751
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,284	2,275
Goodwill	3,124	3,130
Overfunded Pension Plan Assets	713	595
Right of Use Assets	383	365
Deferred Charges and Other Assets	568	590
Total Assets	$25,282	$25,243
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$293	$196
Accounts payable	2,678	2,606
Accrued payroll and benefits	380	440
Other current liabilities	1,001	902
Total Current Liabilities	4,352	4,144
Long-Term Debt	5,275	5,383
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,103	2,099
Deferred Income Taxes	2,614	2,618
Underfunded Pension Benefit Obligation	364	377
Postretirement and Postemployment Benefit Obligation	194	205
Long-Term Lease Obligations	245	236
Other Liabilities	1,092	1,099
Equity
Common stock, $1 par value, 2022 – 448.9 shares and 2021 – 448.9 shares	449	449
Paid-in capital	4,675	4,668
Retained earnings	9,557	9,029
Accumulated other comprehensive loss	(1,489)	(1,666)
	13,192	12,480
Less: Common stock held in treasury, at cost, 2022 – 86.9 shares and 2021 – 70.4 shares	4,149	3,398
Total Equity	9,043	9,082
Total Liabilities and Equity	$25,282	$25,243
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net earnings (loss)	$871	$783
Depreciation, amortization and cost of timber harvested	528	615
Deferred income tax provision (benefit), net	(5)	5
Restructuring and other charges, net	—	204
Net (gains) losses on mark to market investments	(49)	—
Net (gains) losses on sales and impairments of businesses	—	(7)
Net (gains) losses on sales of equity method investments	—	(204)
Equity method dividends received	204	149
Equity (earnings) losses, net	(186)	(153)
Periodic pension (income) expense, net	(58)	(57)
Other, net	72	71
Changes in current assets and liabilities
Accounts and notes receivable	(276)	(496)
Contract assets	(129)	(62)
Inventories	(133)	110
Accounts payable and accrued liabilities	199	367
Interest payable	3	(2)
Other	(63)	(45)
Cash Provided By (Used For) Operations	978	1,278
Investment Activities
Invested in capital projects, net of insurance recoveries	(371)	(222)
Acquisitions, net of cash acquired	—	(80)
Proceeds from sales of equity method investments	—	800
Proceeds from sales of businesses, net of cash divested	—	90
Proceeds from exchange of equity securities	144	—
Proceeds from sale of fixed assets	11	—
Other	(1)	(2)
Cash Provided By (Used For) Investment Activities	(217)	586
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(823)	(213)
Issuance of debt	232	4
Reduction of debt	(243)	(914)
Change in book overdrafts	(47)	2
Dividends paid	(344)	(403)
Net debt tender premiums paid	—	(188)
Other	(1)	(3)
Cash Provided By (Used For) Financing Activities	(1,226)	(1,715)
Cash Included in Assets Held for Sale	—	(45)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(4)	7
Change in Cash and Temporary Investments	(469)	111
Cash and Temporary Investments
Beginning of period	1,295	595
End of period	$826	$706
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. You should read these condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

Printing Papers Spinoff

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation ("Sylvamo"). The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). As a result of the Distribution, Sylvamo is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM".

In addition to the spin-off of Sylvamo, the Company completed the sale of its Kwidzyn, Poland mill on August 6, 2021. All historical operating results of the Sylvamo businesses and Kwidzyn mill have been presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. See Note 9 - Divestitures and Impairments of Businesses for further details regarding the Sylvamo spin-off and discontinued operations.

Russia/Ukraine Conflict

The Russia-Ukraine conflict, including current and future sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, have affected and could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are unable to predict the full impact of Russia’s ongoing invasion of Ukraine, sanctions that have been imposed to date or that may in the future be imposed, geopolitical instability and the possibility of broadened military conflict may have on us or our Ilim joint venture, including whether our Ilim joint venture may be able to continue to pay dividends to us. We continue to actively explore strategic options with respect to the Ilim joint venture, including a sale of our 50% equity interest in Ilim. In addition, we have disclosed our intent to monetize our remaining equity stake in Sylvamo (which has certain operations in Russia and announced in March 2022 that it began the suspension of operations in Russia and that it was continuing to assess various options for its operations in that country). While we may sell our equity interests in the Ilim joint venture and Sylvamo, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and/or Sylvamo and the timing of any such sales.

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

	Three Months Ended June 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,842	$752	$109	$4,703
EMEA	413	25	—	438
Pacific Rim and Asia	11	11	1	23
Americas, other than U.S.	225	—	—	225
Total	$4,491	$788	$110	$5,389

Operating Segments
North American Industrial Packaging	$4,126	$—	$—	$4,126
EMEA Industrial Packaging	413	—	—	413
Global Cellulose Fibers	—	788	—	788
Intra-segment Eliminations	(48)	—	—	(48)
Corporate & Inter-segment Sales	—	—	110	110
Total	$4,491	$788	$110	$5,389
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$7,603	$1,414	$229	$9,246
EMEA	823	55	—	878
Pacific Rim and Asia	21	29	2	52
Americas, other than U.S.	450	—	—	450
Total	$8,897	$1,498	$231	$10,626

Operating Segments
North American Industrial Packaging	$8,151	$—	$—	$8,151
EMEA Industrial Packaging	823	—	—	823
Global Cellulose Fibers	—	1,498	—	1,498
Intra-segment Eliminations	(77)	—	—	(77)
Corporate & Inter-segment Sales	—	—	231	231
Total	$8,897	$1,498	$231	$10,626
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,430	$633	$43	$4,106
EMEA	395	22	(1)	416
Pacific Rim and Asia	14	25	10	49
Americas, other than U.S.	191	—	8	199
Total	$4,030	$680	$60	$4,770

Operating Segments
North American Industrial Packaging	$3,663	$—	$—	$3,663
EMEA Industrial Packaging	394	—	—	394
Global Cellulose Fibers	—	680	—	680
Intra-segment Eliminations	(27)	—	—	(27)
Corporate & Inter-segment Sales	—	—	60	60
Total	$4,030	$680	$60	$4,770
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,762	$1,176	$90	$8,028
EMEA	788	46	(2)	832
Pacific Rim and Asia	32	53	24	109
Americas, other than U.S.	378	—	16	394
Total	$7,960	$1,275	$128	$9,363

Operating Segments
North American Industrial Packaging	$7,223	$—	$—	$7,223
EMEA Industrial Packaging	790	—	—	790
Global Cellulose Fibers	—	1,275	—	1,275
Intra-segment Eliminations	(53)	—	—	(53)
Corporate & Inter-segment Sales	—	—	128	128
Total	$7,960	$1,275	$128	$9,363
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $16 million and $27 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 8 - Acquisitions. The balance of this contract liability was $103 million and $107 million at June 30, 2022 and December 31, 2021, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three and six months ended June 30, 2022 and 2021 is provided below:

	Three Months Ended June 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$449	$4,670	$9,218	$(1,694)	$3,756	$8,887
Issuance of stock for various plans, net	—	5	—	—	(2)	7
Repurchase of stock	—	—	—	—	395	(395)
Common stock dividends ($0.4625 per share)	—	—	(172)	—	—	(172)
Comprehensive income (loss)	—	—	511	205	—	716
Ending Balance, June 30	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043

	Six Months Ended June 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	7	—	—	(72)	79
Repurchase of stock	—	—	—	—	823	(823)
Common stock dividends ($0.9250 per share)	—	—	(343)	—	—	(343)
Comprehensive income (loss)	—	—	871	177	—	1,048
Ending Balance, June 30	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043

	Three Months Ended June 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, April 1	$449	$6,267	$8,214	$(4,453)	$2,719	$7,758	$13	$7,771
Issuance of stock for various plans, net	—	44	—	—	(2)	46	—	46
Repurchase of stock	—	—	—	—	58	(58)	—	(58)
Common stock dividends ($0.5125 per share)	—	—	(204)	—	—	(204)	—	(204)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss)	—	—	432	359	—	791	1	792
Ending Balance, June 30	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354

	Six Months Ended June 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	(14)	—	—	(86)	72	—	72
Repurchase of stock	—	—	—	—	213	(213)	—	(213)
Common stock dividends ($1.0250 per share)	—	—	(409)	—	—	(409)	—	(409)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(12)	(12)
Comprehensive income (loss)	—	—	781	248	—	1,029	—	1,029
Ending Balance, June 30	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(942)	$(1,846)	$(962)	$(1,880)
Amounts reclassified from accumulated other comprehensive income	23	37	43	71
Balance at end of period	(919)	(1,809)	(919)	(1,809)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(742)	(2,599)	(694)	(2,457)
Other comprehensive income (loss) before reclassifications	182	172	134	29
Amounts reclassified from accumulated other comprehensive income	—	140	—	140
Other comprehensive income (loss) attributable to noncontrolling interest	—	1	—	2
Balance at end of period	(560)	(2,286)	(560)	(2,286)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(10)	(8)	(10)	(5)
Other comprehensive income (loss) before reclassifications	—	13	—	7
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	(1)
Balance at end of period	(10)	1	(10)	1
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,489)	$(4,094)	$(1,489)	$(4,094)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2022 and 2021:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(6)	$(11)	$(12)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(24)	(42)	(46)	(82)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(30)	(48)	(57)	(94)
Tax (expense) benefit	7	11	14	23
Net of tax	(23)	(37)	(43)	(71)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	(140)	—	(140)		Net (gains) losses on sales and impairments of businesses and Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	(140)	—	(140)

Net gains and losses on cash flow hedging derivatives:
Foreign exchange contracts	—	6	—	2	(b)	Cost of products sold
Total pre-tax amount	—	6	—	2
Tax (expense)/benefit	—	(2)	—	(1)
Net of tax	—	4	—	1
Total reclassifications for the period	$(23)	$(173)	$(43)	$(210)

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2022	2021	2022	2021
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$511	$308	$871	$575
Weighted average common shares outstanding	367.6	391.5	371.4	392.1
Effect of dilutive securities
Restricted performance share plan	3.1	5.3	4.3	5.6
Weighted average common shares outstanding – assuming dilution	370.7	396.8	375.7	397.7
Basic earnings (loss) per share from continuing operations	$1.39	$0.79	$2.34	$1.47
Diluted earnings (loss) per share from continuing operations	$1.38	$0.78	$2.32	$1.45

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2022: There were no restructuring and other charges recorded during the three months ended June 30, 2022 and March 31, 2022.

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

The Company has accounted for the above acquisition under ASC 805, "Business Combinations" and the results of operations have been included in the Company's financial statements beginning with the date of acquisition.

2021: In April 2021, the Company received a noncontrolling interest in a U.S-based corrugated packaging producer. In the second quarter of 2021, the Company recorded its investment of $115 million based on the fair value of the noncontrolling interest and a corresponding contract liability that is amortized over 15 years. The Company is party to various agreements with the entity which includes a containerboard supply agreement. The Company is accounting for its interest as an equity method investment.

NOTE 9 - DIVESTITURES AND IMPAIRMENTS

Printing Papers Spin-off

2021: On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). As a result of the Distribution, Sylvamo is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM".

The Distribution was made to the Company's stockholders of record as of the close of business on September 15, 2021 (the "Record Date"), and such stockholders received one share of Sylvamo common stock for every 11 shares of International Paper common stock held as of the close of business on the Record Date. The Company retained 19.9% of the shares of Sylvamo at the time of the separation and this retained investment is discussed further in Note 10 - Supplementary Financial Statement Information. The spin-off was tax-free for the Company and its shareholders for U.S. federal income tax purposes.

In connection with the Distribution, on September 29, 2021, the Company and Sylvamo entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo after the Distribution. The Company is also party to various ongoing operational agreements with Sylvamo under which it sells fiber, paper and other products. Sales under these agreements were $211 million and $409 million for the three months and six months ended June 30, 2022, respectively.

All historical operating results of the Sylvamo businesses, as well as the results of our Kwidzyn, Poland mill that was sold on August 6, 2021, are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations.

Kwidzyn was previously part of the Printing Papers business prior to its sale in August 2021. See the Kwidzyn Mill section below for further details regarding this sale.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Sylvamo businesses and Kwidzyn for the three months and six months ended June 30, 2021 in the condensed consolidated statement of operations:

In millions	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net Sales	$846	$1,617
Costs and Expenses
Cost of products sold	510	1,009
Selling and administrative expenses	63	122
Depreciation, amortization and cost of timber harvested	35	76
Distribution expenses	77	147
Taxes other than payroll and income taxes	9	18
Interest expense, net	(29)	(30)
Earnings (Loss) Before Income Taxes and Equity Earnings	181	275
Income tax provision (benefit)	57	69
Discontinued Operations, Net of Taxes	$124	$206

The following summarizes the total cash provided by operations and total cash used for investing activities related to the Sylvamo businesses and Kwidzyn and included in the condensed consolidated statement of cash flows for the six months ended June 30, 2021:

In millions	Six Months Ended June 30, 2021
Cash Provided by (Used For) Operating Activities	$198
Cash Provided by (Used For) Investment Activities	$(35)
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

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $702 million and $1.1 billion at June 30, 2022 and December 31, 2021, respectively.

Accounts and Notes Receivable

In millions	June 30, 2022	December 31, 2021
Accounts and notes receivable, net:
Trade (less allowances of $29 in 2022 and $34 in 2021)	$3,241	$3,027
Other	221	205
Total	$3,462	$3,232

Inventories

In millions	June 30, 2022	December 31, 2021
Raw materials	$258	$245
Finished pulp, paper and packaging	1,123	1,014
Operating supplies	460	486
Other	56	69
Total	$1,897	$1,814

Current Investments

As a result of the 2021 spin-off of Sylvamo, the Company retained 19.9% of the shares of Sylvamo with the intent to monetize its investment and provide additional proceeds to the Company. In April 2022, the Company exchanged 4,132,000 shares of Sylvamo common stock owned by the Company in exchange and as repayment for an approximately $144 million term loan obligation - see Note 17 - Debt for further discussion. This transaction resulted in the reversal of a $31 million deferred tax liability due to the tax-free exchange of the Sylvamo Corporation common stock. After this transaction, the Company owns 4,614,358 shares, or approximately 10.5% of the shares, of Sylvamo common stock.

The Company's investment in Sylvamo was valued at $151 million and $245 million at June 30, 2022 and December 31, 2021, respectively, and is recorded in Current investments in the accompanying condensed consolidated balance sheet. The Company is accounting for its ownership interest in Sylvamo at fair value as an investment in equity securities.

Plants, Properties and Equipment

Accumulated depreciation was $18.0 billion and $17.6 billion at June 30, 2022 and December 31, 2021, respectively. Depreciation expense was $256 million and $262 million for the three months ended June 30, 2022 and 2021, respectively, and $506 million and $520 million for the six months ended June 30, 2022 and 2021, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $66 million and $106 million at June 30, 2022 and December 31, 2021, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $25 million received during the six months ended June 30, 2022 and $4 million received during the six months ended June 30, 2021.

Interest

Interest payments made during the six months ended June 30, 2022 and 2021 were $165 million and $247 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Interest expense	$83	$117	$160	$241
Interest income	9	31	17	62
Capitalized interest costs	4	3	8	5

Asset Retirement Obligations

The Company had recorded liabilities of $107 million related to asset retirement obligations at June 30, 2022 and December 31, 2021.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 31 years. Total lease costs were $64 million and $63 million for the three months ended June 30, 2022 and 2021, respectively, and $124 million and $123 million for the six months ended June 30, 2022 and 2021, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets	$383	$365
Finance lease assets	Plants, properties and equipment, net (a)	53	57
Total leased assets		$436	$422
Liabilities
Current
Operating	Other current liabilities	$143	$132
Finance	Notes payable and current maturities of long-term debt	10	10
Noncurrent
Operating	Long-term lease obligations	245	236
Finance	Long-term debt	52	56
Total lease liabilities		$450	$434

(a)Finance leases are recorded net of accumulated amortization of $55 million and $51 million as of June 30, 2022 and December 31, 2021, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $95 million and $101 million for the three months ended June 30, 2022 and 2021, respectively and $188 million and $150 million for the six months ended June 30, 2022 and 2021, respectively. Foreign exchange gains and losses, net of tax, included in equity earnings for the three months and six months ended June 30, 2022 were $13 million and $(2) million, respectively. They relate primarily to the re-measurement of receivables, payables and borrowings. JSC Ilim Group ("Ilim Group"), a subsidiary of Ilim, had no U.S. dollar-denominated debt outstanding as of June 30, 2022. The Company received cash dividends from the joint venture of $204 million and $144 million during the first six months of 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the Company's investment in Ilim, which is recorded in Long-Term Investments in the condensed consolidated balance sheets, was $737 million and $557 million, respectively, which was $130 million and $121 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. As of June 30, 2022, there was $187 million of cumulative translation adjustment loss included within equity related to our Ilim investment. Prior to the spin-off of the Printing Papers segment on October 1, 2021, the Company was party to a joint marketing agreement with Ilim Group under which the Company purchased, marketed and sold paper produced by Ilim Group. Purchases under this agreement were $42 million and $83 million for the three months and six months ended June 30, 2021, respectively. The joint marketing agreement was conveyed to Sylvamo as part of the spin-off transaction on October 1, 2021. See Note 1 - Basis of Presentation for additional discussion regarding our Ilim investment.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	June 30, 2022	December 31, 2021
Current assets	1,135	$1,010
Noncurrent assets	4,755	3,145
Current liabilities	2,238	1,212
Noncurrent liabilities	2,391	2,047
Noncontrolling interests	46	24

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Net sales	$815	$733	$1,522	$1,264
Gross profit	444	410	843	658
Income (loss) from continuing operations	189	205	372	308
Net income (loss)	185	199	362	299

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six-months ended June 30, 2022:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2022
Goodwill	$3,426	$52	$3,478
Accumulated impairment losses	(296)	(52)	(348)
	3,130	—	3,130
Currency translation and other (a)	(6)	—	(6)
Goodwill additions/reductions	—	—	—
Accumulated impairment loss additions / reductions	—	—	—
Balance as of June 30, 2022
Goodwill	3,420	52	3,472
Accumulated impairment losses	(296)	(52)	(348)
Total	$3,124	$—	$3,124

(a)Represents the effects of foreign currency translations.

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	June 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$490	$288	$202	$493	$273	$220
Tradenames, patents and trademarks, and developed technology	170	139	31	170	131	39
Land and water rights	8	2	6	8	2	6
Other	22	20	2	24	21	3
Total	$690	$449	$241	$695	$427	$268

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Amortization expense related to intangible assets	$11	$11	$22	$22

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $150 million and $185 million for the six months ended June 30, 2022 and 2021, respectively.

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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $114 million in tax, and $355 million in interest, penalties, and fees as of June 30, 2022 (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at June 30, 2022. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $198 million ($207 million undiscounted) in the aggregate as of June 30, 2022. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

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
•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. The Record of Decision (ROD) establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the remedial design.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. On April 25, 2022, the appellate court reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation (MIMC), a subsidiary of Waste Management, Inc. (WMI), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site and share the costs of these activities.

In October 2017, the EPA issued a ROD selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. The EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million ($105 million for the northern impoundment, and $10 million for the southern impoundment). Subsequent to the issuance of the ROD, there have been numerous meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the remedial design.

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
We submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan May 7, 2021. The EPA issued a Unilateral Administrative Order for Remedial Action of the southern impoundment on August 5, 2021. An addendum to the Final 100% Remedial Design (Amended April 2021) was submitted to the EPA for the southern impoundment on June 2, 2022. This addendum incorporated additional data collected to date which indicated that additional waste material removal will be required, lengthening the time to complete the remedial action. This resulted in the Company increasing its reserve by $15 million for a total reserve of $22 million as of June 30, 2022.

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
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of June 30, 2022, the Company's total recorded liability with respect to pending and future asbestos-related claims was $106 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2022, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Revenue (a)	$6	$6	$13	$13
Expense (b)	10	6	16	12
Cash receipts (c)	2	1	3	3
Cash payments (d)	6	4	10	8

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three months and six months ended June 30, 2022 and 2021, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three months and six months ended June 30, 2022 and 2021, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
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

As of June 30, 2022, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $813 million. The 2015 timber monetization restructuring is currently under examination by the Internal Revenue Service (IRS). During the second quarter of 2022, the Company entered into a voluntary mediation program with the IRS which could accelerate the resolution of this matter. The ultimate outcome of the IRS’s examination remains uncertain; however, an unfavorable resolution in such current examination, future administrative procedures, or future tax litigation could result in material, accelerated cash tax payments as a result of all or a portion of deferred tax liability becoming payable.

Activity between the Company and the 2015 Financing Entities for the three months and six months ended June 30, 2021 was as follows:

In millions	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue (a)	$23	$47
Expense (a)	13	26
Cash receipts (b)	—	47
Cash payments (c)	—	14

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2022, the Company had no borrowings outstanding under the program.

At June 30, 2022, International Paper’s credit facilities totaled $2.0 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility with a maturity date of June 2026. The liquidity facilities also previously included up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that had an expiration date in April 2022. The receivables securitization program was renewed on April 27, 2022 with up to $500 million of uncommitted financings based on eligible receivables balances with the expiration date in April 2024. At June 30, 2022, there were no borrowings outstanding under either the bank facility or receivables securitization program.

During the first quarter of 2022, the Company issued approximately $88 million of debt with an interest rate of 2.65% and a maturity date of 2037. The proceeds from this issuance were used to repay approximately $88 million of outstanding debt that matured on April 1, 2022.

During the second quarter of 2022, the Company borrowed approximately $144 million under a term loan credit agreement with a third party lender. Subsequently, the Company exchanged 4,132,000 shares of Sylvamo common stock owned by the Company in exchange and as repayment of the approximately $144 million term loan obligation. In addition to debt activity noted above, the Company had debt reductions of $11 million during the first six months of 2022 related primarily to open market debt repurchases, and decreases in the amount of capital leases and international debt.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2022, we were in compliance with our debt covenants.

At June 30, 2022, the fair value of International Paper’s $5.6 billion of debt was approximately $5.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company, International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	June 30, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.4	0.5

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$13	$—	$7
Total	$—	$13	$—	$7
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$—	$(5)	$—	$12
Total	$—	$(5)	$—	$12

During the next 12 months, the amount of the June 30, 2022 AOCI balance, after tax, that is expected to be reclassified to earnings is a loss of $1 million.
The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$4	$—	$1	Discontinued operations, net of taxes
Total	$—	$4	$—	$1

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$3	$5	$11	$7	Cost of products sold
Foreign exchange contracts	—	(6)	—	(6)	Cost of products sold
Total	$3	$(1)	$11	$1

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets
In millions	June 30, 2022		December 31, 2021
Derivatives not designated as hedging instruments
Electricity contract	$18		$10
Total derivatives	$18	(a)	$10	(b)

(a)Includes $13 million recorded in Other current assets and $5 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.

(b)Includes $6 million recorded in Other current assets and $4 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.

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

NOTE 19 - RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the Pension Plan), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all hourly and union employees who work at a participating business unit. The Pension Plan was frozen as of January 1, 2019 for salaried participants.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Service cost	$20	$25	$43	$52
Interest cost	85	84	169	167
Expected return on plan assets	(163)	(183)	(325)	(366)
Actuarial loss	23	40	44	79
Amortization of prior service cost	5	5	11	11
Net periodic pension expense (income)	$(30)	$(29)	$(58)	$(57)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the Condensed Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2022 or 2021. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million for the six months ended June 30, 2022.

NOTE 20 - STOCK-BASED COMPENSATION

The Company has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2022, 7.3 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Total stock-based compensation expense (selling and administrative)	$6	$47	$72	$61
Income tax benefits related to stock-based compensation	1	(2)	13	15

At June 30, 2022, $143 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 2.0 years.

Performance Share Plan

During the first six months of 2022, the Company granted 1.9 million performance units at an average grant date fair value of $50.32.

NOTE 21 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers, are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business into a new, publicly-traded company, Sylvamo, listed on the New York Stock Exchange. Additionally, on August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo spin-off and the sale of Kwidzyn, the Company no longer has a Printing Papers segment, and all prior year amounts have been adjusted to reflect the Sylvamo and Kwidzyn businesses as a discontinued operation.
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

Net sales by business segment for the three months and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Industrial Packaging	$4,491	$4,030	$8,897	$7,960
Global Cellulose Fibers	788	680	1,498	1,275
Corporate and Intersegment Sales	110	60	231	128
Net Sales	$5,389	$4,770	$10,626	$9,363

Operating profit (loss) by business segment for the three months and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Industrial Packaging	$560	$389	$957	$810
Global Cellulose Fibers	25	1	(24)	(80)
Business Segment Operating Profits	$585	390	$933	730

Earnings (loss) from continuing operations before income taxes and equity earnings	$514	$252	$876	$558
Interest expense, net	74	86	143	179
Noncontrolling interests adjustment	(1)	(1)	(1)	(2)
Corporate expenses, net	27	36	39	72
Corporate net special items	18	77	(28)	21
Business net special items	—	(9)	—	5
Non-operating pension expense (income)	(47)	(51)	(96)	(103)
Business Segment Operating Profits	$585	$390	$933	$730

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
EXECUTIVE SUMMARY

Net earnings (loss) attributable to the Company's common shareholders were $511 million ($1.38 per diluted share) in the second quarter of 2022, compared with $360 million ($0.95 per diluted share) in the first quarter of 2022 and $432 million ($1.09 per diluted share) in the second quarter of 2021. The Company generated Adjusted operating earnings attributable to its common shareholders (a non-GAAP measure defined below) of $459 million ($1.24 per diluted share) in the second quarter of 2022, compared with $288 million ($0.76 per diluted share) in the first quarter of 2022 and $325 million ($0.82 per diluted share) in the second quarter of 2021.

During the second quarter 2022, we delivered strong revenue and earnings growth through continued strong price realization and solid operating performance, overcoming higher than expected input costs. Our mills and converting system performed well as we managed through continued logistics constraints which negatively impacted operating costs. We successfully executed our second highest maintenance outage quarter of 2022 and have completed approximately 65% of full-year planned maintenance outages in the first half of 2022. Demand for our products in the second quarter was impacted by a shift in consumer spending from goods to services, while the retail channel managed through elevated inventory levels. Additionally, our businesses continued to manage through a challenging supply chain and labor environment. We continued to make progress on our Building a Better IP initiatives, generating approximately $65 million of earnings benefit in the second quarter for a total of $105 million through the first half of the year. We expect these initiatives to significantly lower our cost structure and accelerate profitable growth with the potential to generate $225 million of full-year 2022 benefit. With respect to capital allocation, in the second quarter we returned $565 million to shareholders through dividends of $170 million and approximately $395 million of share repurchases. In the first half of 2022, we have returned $1.1 billion to shareowners, highlighting the opportunities that our strong balance sheet and cash generation provides to the Company. Finally, the Company continues to actively explore strategic options with respect to our Ilim joint venture, including a sale of our 50% interest.

Comparing our performance in the second quarter 2022 to the first quarter 2022, price and mix significantly improved, driven by realization of our prior price increase in our North American Industrial Packaging business, as well as price realization from prior increases in our Global Cellulose Fibers business. Volumes were relatively flat in our North American Industrial Packaging business, while on-going shipping constraints continued to impact our Global Cellulose Fibers business. Operations and costs improved sequentially for both business segments as our mills and converting system performed well. Operations and costs also benefited from an insurance recovery associated with the Prattville mill along with favorable one-time items, due in large part to lower benefit costs. Maintenance outages were sequentially lower in both business segments coming off of the highest maintenance outage quarter of 2022. Input costs were sequentially unfavorable in both business segments driven by higher energy, chemicals and distribution costs. Elevated diesel fuel and natural gas costs were primary drivers of the increased inputs costs which continue to be a significant headwind across our business segments.

Looking ahead to the third quarter 2022, as compared to the second quarter 2022, in our Industrial Packaging business, we expect higher price and mix on the continued flow-through of previous price increases in North America. Volume is expected to improve on one more shipping day. Operations and costs are expected to be higher on the non-repeat of the Prattville insurance recovery as well as the non-repeat of the favorable one-time items. Maintenance outage expense is expected to be lower coming off of the second highest outage quarter of 2022. Input costs are expected to be higher. In our Global Cellulose Fibers business, we expect price and mix to improve on price realization of prior period increases. Volume is expected to remain stable as the solid demand environment is offset by continued logistics challenges. Operations and costs are expected to be higher on the non-repeat of favorable one-time items. Maintenance outage expenses are expected to decrease while input costs are expected to be higher.

The Russia-Ukraine conflict, including current and future sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, have affected and could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are unable to predict the full impact Russia’s ongoing invasion of Ukraine, sanctions that have been imposed to date or that may in the future be imposed, geopolitical instability and the possibility of broadened military conflict may have on us or our

Ilim joint venture, including whether our Ilim joint venture may be able to continue to pay dividends to us. We continue to actively explore strategic options with respect to the Ilim joint venture, including a sale of our 50% equity interest in Ilim. In addition, we have disclosed our intent to monetize our remaining equity stake in Sylvamo (which has certain operations in Russia, and announced in March 2022 that it began the suspension of operations in Russia and that it was continuing to assess various options for its operations in that country). While we may sell our equity interests in the Ilim joint venture and Sylvamo, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and/or Sylvamo and the timing of any such sales.

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

The following are reconciliations of Net earnings (loss) attributable to shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items referenced in the charts below.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2022	2021	2022
Net earnings (loss) attributable to shareholders	$511	$432	$360
Less - Discontinued operations (gain) loss	—	$(124)	$—
Earnings (loss) from continuing operations attributable to shareholders	511	308	360
Add back - Non-operating pension expense (income)	(47)	(51)	(49)
Add back - Net special items expense (income)	18	69	(46)
Income tax effect - Non-operating pension and net special items expense	(23)	(1)	23
Adjusted operating earnings (loss) attributable to shareholders	$459	$325	$288

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2022	2021	2022
Diluted earnings (loss) per share attributable to shareholders	$1.38	$1.09	$0.95
Less - Discontinued operations (gain) loss per share	—	(0.31)	—
Diluted earnings (loss) per share from continuing operations attributable to shareholders	1.38	0.78	0.95
Add back - Non-operating pension expense (income) per share	(0.13)	(0.13)	(0.13)
Add back - Net special items expense (income) per share	0.05	0.17	(0.12)
Income tax effect per share - Non-operating pension and net special items expense	(0.06)	—	0.06
Adjusted operating earnings (loss) per share attributable to shareholders	$1.24	$0.82	$0.76

Cash provided by operations totaled $978 million and $1.3 billion for the first six months of 2022 and 2021, respectively. The Company generated free cash flow of approximately $607 million and $1.1 billion in the first six months of 2022 and 2021, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2022	2021
Cash provided by operations	$978	$1,278
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(371)	(222)
Free Cash Flow	$607	$1,056

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

RESULTS OF OPERATIONS
For the second quarter of 2022, International Paper reported net sales of $5.4 billion, compared with $5.2 billion in the first quarter of 2022 and $4.8 billion in the second quarter of 2021.
Net earnings (loss) attributable to International Paper totaled $511 million, or $1.38 per diluted share, in the second quarter of 2022. This compared with $360 million, or $0.95 per diluted share, in the first quarter of 2022 and $432 million, or $1.09 per diluted share, in the second quarter of 2021.

Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$360
$151
($9)
$45
($74)
$61
($10)
$0
($4)
$11
($18)
($2)
$511
Q1 2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2022

Compared with the first quarter of 2022, earnings benefited from higher average sales prices net of an unfavorable mix ($151 million), lower operating costs ($45 million), lower mill maintenance outage costs ($61 million) and lower tax expense ($11 million). These benefits were offset by lower sales volumes ($9 million), higher raw material and freight costs ($74 million), higher corporate and other items ($10 million), higher net interest expense ($4 million) and higher non-operating pension expense ($2 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim and other investments were flat compared with the first quarter of 2022. Net special items in the second quarter of 2022 were a gain of $17 million compared with a gain of $35 million in the first quarter of 2022.

Earnings from Continuing Operations Attributable to International Paper Company
(after tax, in millions)

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$308
$493
($36)
($22)
($318)
$45
$8
($11)
$10
($35)
$72
($3)
$511
Q2 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2022

Compared with the second quarter of 2021, the second quarter of 2022 reflects higher average sales prices net of an unfavorable mix ($493 million), lower mill maintenance outage costs ($45 million), lower corporate and other costs ($8 million) and lower net interest expense ($10 million). These benefits were offset by lower sales volumes ($36 million), higher operating costs ($22 million), higher raw material and freight costs ($318 million), higher tax expense ($35 million) and higher non-operating pension expense ($3 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim and other investments were $11 million lower in the second quarter of 2022 than in the second quarter of 2021. Net special items in the second quarter of 2022 were a gain of $17 million compared with a loss of $55 million in the second quarter of 2021.
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

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	June 30,		March 31,
In millions	2022	2021	2022
Net Earnings (Loss) from Continuing Operations Attributable to International Paper Company	$511	$308	$360
Add back (deduct):
Income tax provision (benefit)	96	46	95
Equity (earnings) loss, net of taxes	(93)	(104)	(93)
Noncontrolling interests, net of taxes	—	2	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	514	252	362
Interest expense, net	74	86	69
Noncontrolling interests included in operations	(1)	(1)	—
Corporate expenses, net	27	36	12
Corporate net special items	18	77	(46)
Business net special items	—	(9)	—
Non-operating pension expense (income)	(47)	(51)	(49)
Adjusted Operating Profit	$585	$390	$348
Business Segment Operating Profit (Loss):
Industrial Packaging	$560	$389	$397
Global Cellulose Fibers	25	1	(49)
Total Business Segment Operating Profit	$585	$390	$348

Business Segment Operating Profit
Total business segment operating profits were $585 million in the second quarter of 2022, $348 million in the first quarter of 2022 and $390 million in the second quarter of 2021.

Business Segment Operating Profit (in millions)
$700
$600
$500
$400
$300
$200
$100
$0
$348
$206
$(13)
$62
$(102)
$84
$585
Q1 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2022

Compared with the first quarter of 2022, operating profits benefited from higher average sales prices net of an unfavorable mix ($206 million), lower operating costs ($62 million) and lower mill outage costs ($84 million). These benefits were offset by lower sales volumes ($13 million) and higher raw material and freight costs ($102 million).

Business Segment Operating Profit (in millions)
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$390
$597
$(44)
$(27)
$(385)
$54
$585
Q2 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2022

Compared with the second quarter of 2021, operating profits in the current quarter benefited from higher average sales prices net of an unfavorable mix ($597 million) and lower mill outage costs ($54 million). These benefits were offset by lower sales volumes ($44 million), higher operating costs ($27 million) and higher raw material and freight costs ($385 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2022	2021	2022	2021
Industrial Packaging
Corrugated Packaging (b)	2,619	2,733	5,237	5,417
Containerboard	707	699	1,419	1,408
Recycling	535	568	1,099	1,126
Saturated Kraft	51	50	95	95
Gypsum/Release Kraft	64	68	118	123
EMEA Packaging (b)	354	410	722	845
Industrial Packaging	4,330	4,528	8,690	9,014
Global Cellulose Fibers (in thousands of metric tons) (c)	720	743	1,432	1,498

(a)Sales volumes include third party and inter-segment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo. On August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo spin-off and sale of Kwidzyn, the Company no longer has a Printing Papers business segment, and all historical results have been adjusted to reflect the Kwidzyn and the Printing Papers business and other businesses conveyed to Sylvamo as discontinued operations. See Note 9 - Divestitures and Impairments of Item 1. Financial Statements for further discussion.

Discontinued operations include the operating earnings of the businesses noted above. Discontinued operations also includes after-tax net special items income of $27 million and $7 million for the three months and six months ended June 30, 2021, respectively.

Details of these charges were as follows:

	Three Months Ended		Six Months
	June 30,		June 30.
	2021		2021
In millions	Before Tax	After Tax	Before Tax	After Tax
Printing Papers spin-off	$24	$20	$49	$40
Foreign value-added tax credit (including interest)	(70)	(47)	(70)	(47)
Total	$(46)	$(27)	$(21)	$(7)

Income Taxes
An income tax provision of $96 million was recorded for the second quarter of 2022 and the reported effective income tax rate was 19%. Excluding benefit of $35 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter. The effective tax rate for the second quarter of 2022 was lower due to the tax-free exchange of a portion of the Company’s shares of Sylvamo Corporation.

An income tax provision of $95 million was recorded for the first quarter of 2022 and the reported effective income tax rate was 26%. Excluding expense of $11 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 27% for the quarter. The higher operational effective tax rate in the first quarter of 2022 was primarily due to reduced tax benefits for equity-based compensation.

An income tax provision of $46 million was recorded for the second quarter of 2021 and the reported effective income tax rate was 18%. Excluding benefit of $14 million related to the tax effects of net special items and expense of $13 million related to the tax effects of non-operating pension expense, the effective income tax rate was 17% for the quarter. The tax rate in the second quarter of 2021 was lower primarily due to a discrete period tax benefit of $15 million related to the adjustment of the tax depreciation method for certain of the Company’s fixed assets. This adjustment was partially offset by the tax rate differential associated with a foreign value-added tax credit accrual.
Interest Expense
Net interest expense was $74 million in the second quarter of 2022, compared with $69 million in the first quarter of 2022 and $86 million in the second quarter of 2021.

Effects of Net Special Items and Non-Operating Pension Expense
Details of net special items and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	June 30,					March 31,
	2022		2021			2022
In millions	Before Tax	After Tax	Before Tax	After Tax		Before Tax	After Tax
Business Segments
EMEA Packaging impairment - Turkey	$—	$—	$(8)	$(2)	(a)	$—	$—
Business Segments Total	—	—	(8)	(2)		—	—
Corporate
Environmental remediation reserve adjustment	15	11	5	3		—	—
Sylvamo investment	(3)	(2)	—	—		(46)	(35)
Debt extinguishment costs	—	—	170	128		—	—
Building a Better IP	—	—	4	3		—	—
Real estate - office impairment	—	—	21	16		—	—
Gain on sale of equity investment in Graphic Packaging	—	—	(130)	(98)		—	—
Other	6	5	7	5		—	—
Corporate Total	18	14	77	57		(46)	(35)
Total net special items	18	14	69	55		(46)	(35)
Non-operating pension expense (income)	(47)	(35)	(51)	(38)		(49)	(37)
Total net special items and non-operating pension expense (income)	$(29)	$(21)	$18	$17		$(95)	$(72)

(a) Recorded in the Industrial Packaging segment.

Net special items include the following tax expenses (benefits):

	Three Months Ended
	June 30,		March 31,
In millions	2022	2021	2022
Tax benefit related to tax-free exchange of Sylvamo shares	$(31)	$—	$—
Total	$(31)	$—	$—

Details of net special items and non-operating pension expense (income) for the six months ended are as follows:

	Six Months Ended
	June 30,
	2022		2021
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$—	$—	$12	$10	(a)
EMEA Packaging impairment - Turkey	—	—	(6)	—	(a)
Business Segments Total	—	—	6	10
Corporate
Environmental remediation reserve adjustment	15	11	5	3
Sylvamo investment	(49)	(37)	—	—
Debt extinguishment costs	—	—	188	142
Building a Better IP	—	—	4	3
Real estate - office impairment	—	—	21	16
Gain on sale of equity investment in Graphic Packaging	—	—	(204)	(154)
Other	6	5	7	5
Corporate Total	(28)	(21)	21	15
Total net special items	(28)	(21)	27	25
Non-operating pension expense (income)	(96)	(72)	(103)	(77)
Total net special items and non-operating pension expense (income)	$(124)	$(93)	$(76)	$(52)

(a) Recorded in the Industrial Packaging segment.

Net special items include the following tax expenses (benefits):

	Six Months Ended
	June 30,
In millions	2022	2021
Tax benefit related to tax-free exchange of Sylvamo shares	$(31)	$—
Total	$(31)	$—

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2022			2021
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$4,491	$4,406	$8,897	$4,030	$3,930	$7,960
Operating Profit (Loss)	$560	$397	$957	$389	$421	$810
Industrial Packaging net sales for the second quarter of 2022 were 2% higher compared with the first quarter of 2022 and 11% higher compared with the second quarter of 2021. Operating profit was 41% higher in the second quarter of 2022 compared with the first quarter of 2022 and 44% higher compared with the second quarter of 2021.

North American Industrial Packaging	2022			2021
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$4,126	$4,025	$8,151	$3,663	$3,560	$7,223
Operating Profit (Loss)	$550	$400	$950	$377	$395	$772

(a)Includes intra-segment sales of $48 million and $27 million for the three months ended June 30, 2022 and 2021, respectively; $29 million and $26 million for the three months ended March 31, 2022 and 2021, respectively; and $77 million and $53 million for the six months ended June 30, 2022 and 2021, respectively.

North American Industrial Packaging sales volumes in the second quarter of 2022 were stable compared to the first quarter of 2022 for corrugated boxes reflecting slower demand driven by inflation. Export containerboard volumes increased and domestic containerboard volumes were lower. Total maintenance and economic downtime was about 64,000 short tons lower in the second quarter of 2022 compared with the first quarter of 2022, due to lower maintenance downtime. Average sales margins were higher reflecting higher average sales prices for boxes and export containerboard partially offset by an unfavorable mix in our box system. Operating costs were flat as solid mill and converting performance offset inflation. Planned maintenance downtime costs were $59 million lower in the second quarter of 2022 compared with the first quarter of 2022. Input costs were higher driven by energy, chemicals and freight costs. Earnings benefited from insurance recoveries and one-time items in both the second quarter of 2022 and insurance recoveries in the first quarter of 2022.
Compared with the second quarter of 2021, sales volumes in the second quarter of 2022 were lower for corrugated boxes but increased for export and domestic containerboard. Sales volumes for corrugated boxes were lower reflecting slower demand driven by inflation and a strong second quarter of 2021. Total maintenance and economic downtime was about 143,000 short tons lower in the second quarter of 2022, due to lower maintenance downtime. Export containerboard and box prices were higher reflecting previous price increases. Operating costs increased, driven mainly by inflation. Distribution costs increased. Planned maintenance downtime costs were $60 million lower in the second quarter of 2022 compared with the second quarter of 2021. Input costs were significantly higher driven by energy, recovered fiber, wood, chemicals and freight.
Entering the third quarter of 2022, sales volumes for corrugated boxes and export containerboard are expected to be stable compared to the second quarter of 2022. Average sales margins are expected to be higher, reflecting previous price increases. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $41 million lower in the third quarter of 2022 compared with the second quarter of 2022. Input costs are expected to be higher. Earnings are expected to be impacted by the non-repeat of favorable one-time items in the second quarter of 2022.

EMEA Industrial Packaging	2022			2021
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$413	$410	$823	$394	$396	$790
Operating Profit (Loss)	$10	$(3)	$7	$12	$26	$38

EMEA Industrial Packaging sales volumes for corrugated boxes in the second quarter of 2022 were lower compared with the first quarter of 2022 reflecting seasonally lower volumes in Morocco. Average sales margins for corrugated boxes were higher reflecting higher average sales prices in the Eurozone. Average sales margins in Morocco were lower driven by higher containerboard costs. Operating costs were lower. There were no planned maintenance outages in either the second quarter of 2022 or the first quarter of 2022. Input costs were stable.

Compared with the second quarter of 2021, sales volumes in the second quarter of 2022 were lower driven by the sale of our EMEA Packaging business in Turkey in the second quarter of 2021. Average sales margins for corrugated boxes were higher driven by higher sales prices. Operating costs were higher mostly due to inflation. There were no planned maintenance outages in either the second quarter of 2022 or the second quarter of 2021. Input costs were significantly higher driven by energy.

Looking ahead to the third quarter of 2022, sales volumes for corrugated boxes are expected to be stable as higher volumes in the Eurozone are offset by seasonally lower volumes in Morocco. Average sales margins are expected to be lower. Operating costs are expected to be flat. There are no planned maintenance outages scheduled for the third quarter of 2022. Input costs are expected to increase.

Global Cellulose Fibers

Total Global Cellulose Fibers	2022			2021
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$788	$710	$1,498	$680	$595	$1,275
Operating Profit (Loss)	$25	$(49)	$(24)	$1	$(81)	$(80)

Global Cellulose Fibers net sales in the second quarter of 2022 were 11% higher compared with the first quarter of 2022 and 16% higher than in the second quarter of 2021. Operating profit in the second quarter of 2022 improved compared to the first quarter of 2022 and the second quarter of 2021. Earnings were impacted by favorable one-time items in the second quarter of 2022.
Sales volumes in the second quarter of 2022 compared with the first quarter of 2022 were slightly higher despite continuing supply chain challenges. Total maintenance and economic downtime was about 30,000 short tons lower in the second quarter of 2022 compared with the first quarter of 2022 due to maintenance downtime. Average sales margins improved significantly, reflecting higher average sales price for both fluff pulp and market pulp. Operating costs were lower, reflecting improved mill performance and seasonality. Planned maintenance downtime costs in the second quarter of 2022 were $25 million lower compared with the first quarter of 2022. Input costs were higher, primarily for energy and chemicals. Earnings were impacted by favorable one-time items in the second quarter of 2022.
Compared with the second quarter of 2021, sales volumes in the second quarter of 2022 were lower driven by on-going logistics challenges. Total maintenance and economic downtime was about 16,000 short tons lower in the second quarter of 2022, due to maintenance downtime. Average sales prices were higher for both fluff and market pulp. Operating costs were higher due to logistics challenges and inflation. Distribution costs were also higher. Planned maintenance downtime costs in the second quarter of 2022 were $6 million higher compared with the second quarter of 2021. Input costs were higher primarily for wood, chemicals and energy.
Entering the third quarter of 2022, sales volumes are expected to be stable and constrained by continued logistics challenges. Average sales margins are expected to be higher. Planned maintenance downtime costs in the third quarter of 2022 are expected to be $24 million lower compared with the second quarter of 2022. Operating costs are expected to be higher. Input costs are expected to be higher. Earnings are expected to be impacted by the non-repeat of favorable one-time items in the second quarter of 2022.
Equity Earnings, Net of Taxes – Ilim

International Paper accounts for its 50% equity interest in Ilim using the equity method of accounting. Ilim is a separate reportable industry segment with primary operations in Russia. During the first quarter of 2022, the Company announced its intention to explore strategic options, including a sale of its 50% ownership in Ilim. The Company recorded equity earnings, net of taxes, of $95 million in the second quarter of 2022, compared with $93 million in the first quarter of 2022 and $101 million in the second quarter of 2021. In the second quarter of 2022, foreign exchange gains (losses) of $13 million are included in equity earnings, compared with ($15) million in the first quarter of 2022 and ($2) million in the second quarter of 2021. Ilim Group had no US dollar-denominated debt outstanding at June 30, 2022. There is no recourse of Ilim debt to International Paper.

Compared with the first quarter of 2022, sales volumes in the second quarter of 2022 edged higher led by containerboard shipments to China, which were partially offset by lower shipments of containerboard, softwood pulp and hardwood pulp to other export markets. In Russia, shipments overall were moderately lower, as higher containerboard shipments were partially offset by higher softwood pulp and hardwood pulp shipments. Average sales prices for softwood pulp and hardwood pulp increased in all markets. Average sales prices for containerboard were lower in China and other export markets, but were higher in Russia. Costs for wood, fuel and energy increased. Logistical constraints in the second quarter of 2022 drove distribution costs higher. Planned mill maintenance outage costs were also higher in the second quarter of 2022.

Compared with the second quarter of 2021, sales volumes in the second quarter of 2022 were lower particularly for shipments to export markets other than China. Shipments to China were higher primarily for containerboard. Shipments in Russia increased for softwood pulp and hardwood pulp, but were offset by a decrease in containerboard shipments. Average sales margins for softwood pulp and hardwood pulp increased reflecting higher average sales prices in all regions. Average sales prices for containerboard increased in Russia, but were lower in China and other export markets.

Looking forward to the third quarter of 2022, sales volumes are expected to decrease due to planned outages. Average sales margins are projected to decrease for hardwood pulp and containerboard. Repair and maintenance costs are projected to be higher. Input costs for chemicals, fuel and energy are expected to be lower.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $978 million for the first six months of 2022, compared with $1.3 billion for the comparable 2021 six-month period.

Investments in capital projects, net of insurance recoveries, totaled $371 million in the first six months of 2022, compared to $222 million in the first six months of 2021. Full-year 2022 capital spending is currently expected to be approximately $1.0 billion, or 91% of depreciation and amortization.

Financing activities for the first six months of 2022 included a $11 million net decrease in debt versus a $910 million net decrease in debt during the comparable 2021 six-month period.

Amounts related to early debt extinguishment during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2022	2021	2022	2021
Early debt reductions (a)	$5	$790	$5	$897
Pre-tax early debt extinguishment (gain) loss, net	—	170	—	188

(a)Reductions related to notes with interest rates ranging from 4.35% to 4.40% with original maturities from 2047 to 2048 and from 3.00% to 5.15% with original maturities 2027 to 2048 for the three month ended June 30, 2022 and 2021, respectively, and from 4.35% to 4.40% with original maturities from 2047 to 2048 and from 3.00% to 5.15% with original maturities 2027 to 2048 for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structures disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $104 million in 2022; $359 million in 2023; $149 million in 2024; $206 million in 2025; $74 million in 2026; and $4.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2022, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At June 30, 2022, International Paper’s credit agreements totaled $2.0 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2022, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2022 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $2.0 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2022, the Company had no borrowings outstanding under the program.

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

During the first six months of 2022, International Paper used 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 18.1 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $823 million, including $801 million related to shares repurchased under the Company's repurchase program. Our current share repurchase program approved by our Board of Directors on October 12, 2021, which does not have an expiration date, has approximately $2.12 billion aggregate amount of shares of common stock remaining authorized for purchase as of June 30, 2022.

During the first six months of 2021, International Paper used approximately 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 4.1 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $213 million, including $186 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $344 million and $403 million for the first six months of 2022 and 2021, respectively. Dividends were $0.9250 per share and $1.0250 per share for the first six months in 2022 and 2021, respectively.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. As of June 30, 2022, the Company's remaining deferred tax liability associated with the 2015 Financing Entities was $813 million. The nature and timing of the income tax due related to these transactions is currently under review by the Internal Revenue Service (IRS). During the second quarter of 2022, the Company entered into a voluntary mediation program with the IRS which could accelerate the resolution of this matter. The ultimate outcome of the IRS’s examination remains uncertain; however, an unfavorable resolution in such current examination, future administrative procedures, or future tax litigation could result in material, accelerated cash tax payments as a result of all or a portion of deferred tax liability becoming payable.

Ilim S.A. Shareholders’ Agreement

In October 2007, in connection with the formation of the Ilim joint venture, International Paper entered into a shareholders' agreement with an initial 15-year term expiring in October 2022 that automatically renews for successive five-year terms, unless terminated by either party. We continue to actively explore strategic options with respect to the Ilim joint venture, including a sale of our 50% equity interest in Ilim. While we may sell our equity interests in the Ilim joint venture in the future, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interests in the Ilim joint venture and the timing of any such sales.

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
The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2022.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of

GHGs and other environmental, social and governance matters; (ii) the impact of the conflict involving Russia and Ukraine, including in connection with related escalated sanctions imposed by the United States, the European Union, G7 and other countries and possible actions by the Russian government, and the impact of such developments on domestic and global economic and geopolitical conditions in general and on us and our Ilim joint venture, which could be materially and adversely affected by such developments, and our inability to predict the full impact of the Russian invasion of Ukraine, current or future sanctions, geopolitical instability and the possibility of broadened military conflict on our Ilim joint venture and on our receipt of dividends from our Ilim joint venture; (iii) the possible impact of these developments involving Ukraine and Russia and potential negative capital markets conditions on the value of and our ability to sell all or a portion of our equity stake in Sylvamo Corporation and the timing of any such sales; (iv) the impact of and developments related to the ongoing COVID-19 pandemic; (v) the level of our indebtedness and changes in interest rates; (vi) the impact of global and domestic economic conditions and industry conditions, including with respect to commercial activity, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, the availability of labor, particularly in light of current labor market conditions which are exceptionally tight, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (vii) domestic and global geopolitical conditions, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (viii) the amount of our future pension funding obligations, and pension and healthcare costs; (ix) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (x) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xi) risks inherent in conducting business through joint ventures; (xii) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs and other corporate transactions, (xiii) cybersecurity and information technology risks; (xiv) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xvii) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and SEC filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 39-40 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2021.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 15 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report other than as discussed below.

Our financial results and businesses, including our Ilim joint venture and equity interest in Sylvamo Corporation, have been adversely and may continue to be affected by the current military conflict between Russia and Ukraine, including ongoing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union and other G7 countries, among other countries, have imposed coordinated financial and economic sanctions and export-control measures on certain industry sectors and parties in Russia. Some of these measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions targeting Russia's import of various goods. The negative impacts arising from the conflict and these sanctions have included and may continue to include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. We will continue to monitor the conflict and the potential impact of financial and economic sanctions on the regional and global economy.

We have a 50% equity interest in Ilim, the parent company of Ilim Group, whose primary operations are in Russia. Specifically, Ilim Group’s facilities include three paper mills located in Bratsk, Ust-Ilimsk, and Koryazhma, Russia, with combined total pulp and paper capacity of over 3.6 million metric tons. In joint ventures, such as the Ilim joint venture, we share ownership and management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. Ilim, and its directors and employees are not specially designated nationals or blocked persons or otherwise named in sanctions issued by the United States or other countries. We also have an equity interest in Sylvamo Corporation, which is a standalone, publicly traded company created by the spin-off of our Printing Papers business in October 2021. Sylvamo Corporation reported that Russian operations accounted for roughly 15% of its 2021 total revenue, as of May 2022 it reported operating its Russian mill in accordance with applicable sanction regimes as it continues to assess various options for its operations in that country.

The military conflict between Russia and Ukraine, including ongoing sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, has adversely affected and may continue to adversely affect our Ilim joint venture and our businesses, financial condition, results of operations and cash flows. We are unable to predict the full impact that Russia’s ongoing invasion of Ukraine, current or potential future sanctions, potential embargoes, supply chain disruptions, geopolitical instability and shifts, and the possibility of broadened military conflict may have on us or our Ilim joint venture, including on whether our Ilim joint venture will be able to continue to pay dividends to us. We continue to explore strategic options, including a sale of our equity interest in the Ilim joint venture and the sale of our interest in Sylvamo Corporation, but we cannot be certain if and when this may occur. Further, potential disruptions resulting from the conflict or negative economic or capital market conditions more generally may adversely impact the value of and our ability to sell all or a portion of our equity interest in Sylvamo Corporation or our interest in the Ilim joint venture and the timing of any such sales. In addition, the effects of further escalated or prolonged military conflict could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report. Such risks include, but are not limited to, adverse effects on global business and economic conditions, including volatility and increases in the price and demand of oil and natural gas and inflation and demand for our products, increased cyber security risks, adverse changes in trade policies, taxes, government regulations, our ability to implement and execute our business strategy including with respect to joint ventures, divestitures, spin-offs, capital investments and other corporate transactions that we have pursued or may pursue, disruptions in global supply chains, risks related to employees and contracts in the affected regions, our exposure to foreign currency fluctuations and potential nationalizations and asset seizures in Russia, constraints, volatility, or disruption in the capital markets and our sources of liquidity, and our potential inability to service our remaining performance obligations and potential contractual breaches and litigations. Additionally, fluctuations in the value of the Russian ruble versus the U.S. dollar impacts our investment carrying value as well as financial results based on translation of ruble denominated results into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities.

In particular, our investments in Ilim and Sylvamo Corporation involve certain legal, geopolitical, investment, repatriation, and transparency risks as a result of the military conflict between Russia and Ukraine including: (i) the legal framework of Russia continues to rapidly evolve and it is not possible to accurately predict the content or implications of changes in their statutes or regulations. For example, the Russian Parliament is considering legislation that could result in nationalization, expropriation or other unfavorable regulations and may be introduced at any time without prior warning or consultation; (ii) current and future statutes and regulations may be unfairly or unevenly enforced, the courts may decline to enforce legal protections covering our investments altogether and the cost and difficulties of litigation in Russia may make enforcement of our rights impractical or impossible.; (iii) the risk we may inadvertently violate sanctions that may be imposed by the United States or foreign governments, including Russia, given the complexity and rapidly changing nature of the situation; (iv) financial and economic sanctions and export-control measures imposed on certain industry sectors and parties in Russia as well as counter-sanctions measures implemented by Russia could lead to further disruptions in supply chains and adversely affect operations in Russia; (v) increased risks of economic, political, or social instability, escalating military conflicts with Ukraine or new conflicts with any other countries, war, or terrorism, which could adversely affect the economies of Russia or lead to a material adverse change in the value of our investments in Russia; and (vi) disclosure, accounting, and financial standards and requirements in Russia may rapidly evolve and it is not possible to accurately predict the content or implications of changes in their disclosure requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2022 - April 30, 2022	1,422,545	$46.55	1,420,340	$2.45
May 1, 2022 - May 31, 2022	2,099,262	47.61	2,096,336	2.35
June 1, 2022 - June 30, 2022	5,134,940	44.58	5,134,940	2.12
Total	8,656,747
(a) 5,131 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. Under current Board authorization that was increased on October 12, 2021, we are authorized to purchase, in open market transactions (including block trades), privately negotiated transactions or otherwise, up to $3.3 billion of shares of our common stock. This repurchase program does not have an expiration date. As of June 30, 2022, approximately $2.12 billion aggregate amount of shares of our common stock remained authorized for purchase under this program.

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

INTERNATIONAL PAPER COMPANY (Registrant)

July 29, 2022	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

July 29, 2022	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller