Form 10-Q
period 2022-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2022-10-28
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 21, 2022 was 355,670,009.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales	$5,402	$4,914	$16,028	$14,277
Costs and Expenses
Cost of products sold	3,830	3,423	11,475	10,173
Selling and administrative expenses	337	343	978	1,041
Depreciation, amortization and cost of timber harvested	261	280	789	820
Distribution expenses	471	365	1,337	1,042
Taxes other than payroll and income taxes	38	35	110	106
Restructuring and other charges, net	93	39	93	243
Net (gains) losses on sales and impairments of businesses	—	—	—	(7)
Net (gains) losses on sales of equity method investments	—	—	—	(204)
Net (gains) losses on mark to market investments	(16)	—	(65)	—
Interest expense, net	123	82	266	261
Non-operating pension expense (income)	(48)	(50)	(144)	(153)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	313	397	1,189	955
Income tax provision (benefit)	(575)	59	(384)	193
Equity earnings (loss), net of taxes	63	94	249	247
Earnings (Loss) From Continuing Operations	$951	$432	$1,822	$1,009
Discontinued operations, net of taxes	—	432	—	638
Net Earnings (Loss)	$951	$864	$1,822	$1,647
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	—	2
Net Earnings (Loss) Attributable to International Paper Company	$951	$864	$1,822	$1,645
Basic Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$2.66	$1.11	$4.97	$2.58
Discontinued operations, net of taxes	—	1.11	—	1.63
Net earnings (loss)	$2.66	$2.22	$4.97	$4.21
Diluted Earnings (Loss) Per Share Attributable to International Paper Company Common Shareholders
Earnings (loss) from continuing operations	$2.64	$1.10	$4.92	$2.55
Discontinued operations, net of taxes	—	1.10	—	1.61
Net earnings (loss)	$2.64	$2.20	$4.92	$4.16
Average Shares of Common Stock Outstanding – assuming dilution	360.4	392.6	370.7	395.3
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Earnings (Loss)	$951	$864	$1,822	$1,647
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	21	31	64	101
Pension and postretirement adjustments:
U.S. plans	—	826	—	826
Non-U.S. plans	—	5	—	6
Change in cumulative foreign currency translation adjustment	(120)	(70)	14	99
Net gains/losses on cash flow hedging derivatives:
Net gains (losses) arising during the period	—	(4)	—	3
Reclassification adjustment for (gains) losses included in net earnings (loss)	2	(8)	2	(9)
Total Other Comprehensive Income (Loss), Net of Tax	(97)	780	80	1,026
Comprehensive Income (Loss)	854	1,644	1,902	2,673
Net (earnings) loss attributable to noncontrolling interests	—	—	—	(2)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	2
Comprehensive Income (Loss) Attributable to International Paper Company	$854	$1,644	$1,902	$2,673
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$511	$1,295
Accounts and notes receivable, net	3,453	3,232
Contract assets	514	378
Inventories	1,976	1,814
Current investments	—	245
Other current assets	168	132
Total Current Assets	6,622	7,096
Plants, Properties and Equipment, net	10,219	10,441
Long-Term Investments	926	751
Long-Term Financial Assets of Variable Interest Entities (Note 16)	2,289	2,275
Goodwill	3,116	3,130
Overfunded Pension Plan Assets	772	595
Right of Use Assets	387	365
Deferred Charges and Other Assets	534	590
Total Assets	$24,865	$25,243
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$616	$196
Accounts payable	2,668	2,606
Accrued payroll and benefits	378	440
Other current liabilities	1,143	902
Total Current Liabilities	4,805	4,144
Long-Term Debt	4,766	5,383
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 16)	2,105	2,099
Deferred Income Taxes	1,806	2,618
Underfunded Pension Benefit Obligation	359	377
Postretirement and Postemployment Benefit Obligation	189	205
Long-Term Lease Obligations	251	236
Other Liabilities	1,096	1,099
Equity
Common stock, $1 par value, 2022 – 448.9 shares and 2021 – 448.9 shares	449	449
Paid-in capital	4,702	4,668
Retained earnings	10,340	9,029
Accumulated other comprehensive loss	(1,586)	(1,666)
	13,905	12,480
Less: Common stock held in treasury, at cost, 2022 – 93.3 shares and 2021 – 70.4 shares	4,417	3,398
Total Equity	9,488	9,082
Total Liabilities and Equity	$24,865	$25,243
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net earnings (loss)	$1,822	$1,647
Depreciation, amortization and cost of timber harvested	789	933
Deferred income tax provision (benefit), net	(816)	(151)
Restructuring and other charges, net	93	243
Net (gains) losses on mark to market investments	(65)	—
Net (gains) losses on sales and impairments of businesses	—	(367)
Net (gains) losses on sales of equity method investments	—	(205)
Net (gains) losses on sales of fixed assets	—	(86)
Equity method dividends received	204	149
Equity (earnings) losses, net	(249)	(247)
Periodic pension (income) expense, net	(87)	(84)
Other, net	126	129
Changes in current assets and liabilities
Accounts and notes receivable	(294)	(510)
Contract assets	(138)	(74)
Inventories	(217)	(133)
Accounts payable and accrued liabilities	218	716
Interest payable	50	9
Other	(23)	(46)
Cash Provided By (Used For) Operations	1,413	1,923
Investment Activities
Invested in capital projects, net of insurance recoveries	(609)	(348)
Acquisitions, net of cash acquired	—	(80)
Proceeds from sales of equity method investments	—	843
Proceeds from sales of businesses, net of cash divested	—	827
Proceeds from exchange of equity securities	311	—
Proceeds from settlement of Variable Interest Entity installment notes	—	4,850
Proceeds from sale of fixed assets	11	95
Other	(6)	(3)
Cash Provided By (Used For) Investment Activities	(293)	6,184
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(1,093)	(425)
Issuance of debt	752	1,511
Reduction of debt	(954)	(1,132)
Change in book overdrafts	—	29
Dividends paid	(509)	(602)
Net debt tender premiums paid	(89)	(221)
Reduction of Variable Interest Entity loans	—	(4,220)
Other	(2)	(14)
Cash Provided By (Used For) Financing Activities	(1,895)	(5,074)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(9)	(7)
Change in Cash and Temporary Investments	(784)	3,026
Cash and Temporary Investments
Beginning of period	1,295	595
End of period	$511	$3,621
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

Russia-Ukraine Conflict

The Russia-Ukraine conflict, including current and future sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, have affected and could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are unable to predict the full impact of Russia’s ongoing invasion of Ukraine, sanctions that have been imposed to date or that may in the future be imposed, geopolitical instability and the possibility of broadened military conflict may have on us or our Ilim joint venture, including whether our Ilim joint venture may be able to continue to pay dividends to us. We continue to actively explore strategic options with respect to the Ilim joint venture, including a sale of our 50% equity interest in Ilim. While we may sell our equity interests in the Ilim joint venture, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, negative macroeconomic conditions, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interest in the Ilim joint venture and the timing of any such sale.

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

Government Assistance

In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance." This guidance requires a business entity to provide certain disclosures around assistance received from governments. This guidance is effective for annual reporting periods beginning after December 15, 2021. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

Liabilities - Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years. The Company is currently evaluating the provisions of the guidance.

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

	Three Months Ended September 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate and Inter-segment Sales	Total
Primary Geographical Markets (a)
United States	$3,816	$846	$129	$4,791
EMEA	355	29	—	384
Pacific Rim and Asia	12	12	1	25
Americas, other than U.S.	202	—	—	202
Total	$4,385	$887	$130	$5,402

Operating Segments
North American Industrial Packaging	$4,055	$—	$—	$4,055
EMEA Industrial Packaging	355	—	—	355
Global Cellulose Fibers	—	887	—	887
Intra-segment Eliminations	(25)	—	—	(25)
Corporate & Inter-segment Sales	—	—	130	130
Total	$4,385	$887	$130	$5,402
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$11,419	$2,260	$358	$14,037
EMEA	1,178	84	—	1,262
Pacific Rim and Asia	33	41	3	77
Americas, other than U.S.	652	—	—	652
Total	$13,282	$2,385	$361	$16,028

Operating Segments
North American Industrial Packaging	$12,206	$—	$—	$12,206
EMEA Industrial Packaging	1,178	—	—	1,178
Global Cellulose Fibers	—	2,385	—	2,385
Intra-segment Eliminations	(102)	—	—	(102)
Corporate & Inter-segment Sales	—	—	361	361
Total	$13,282	$2,385	$361	$16,028
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,590	$675	$51	$4,316
EMEA	331	28	(1)	358
Pacific Rim and Asia	13	37	8	58
Americas, other than U.S.	177	—	5	182
Total	$4,111	$740	$63	$4,914

Operating Segments
North American Industrial Packaging	$3,814	$—	$—	$3,814
EMEA Industrial Packaging	331	—	—	331
Global Cellulose Fibers	—	740	—	740
Intra-segment Eliminations	(34)	—	—	(34)
Corporate & Inter-segment Sales	—	—	63	63
Total	$4,111	$740	$63	$4,914
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2021
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,352	$1,851	$141	$12,344
EMEA	1,119	74	(3)	1,190
Pacific Rim and Asia	45	90	32	167
Americas, other than U.S.	555	—	21	576
Total	$12,071	$2,015	$191	$14,277

Operating Segments
North American Industrial Packaging	$11,037	$—	$—	$11,037
EMEA Industrial Packaging	1,121	—	—	1,121
Global Cellulose Fibers	—	2,015	—	2,015
Intra-segment Eliminations	(87)	—	—	(87)
Corporate & Inter-segment Sales	—	—	191	191
Total	$12,071	$2,015	$191	$14,277
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $17 million and $27 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021, respectively. During the second quarter of 2021, the Company also recorded a contract liability of $115 million related to the April 2021 acquisition disclosed in Note 8 - Acquisitions. The balance of this contract liability was $101 million and $107 million at September 30, 2022 and December 31, 2021, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three and nine months ended September 30, 2022 and 2021 is provided below:

	Three Months Ended September 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043
Issuance of stock for various plans, net	—	27	—	—	(2)	29
Repurchase of stock	—	—	—	—	270	(270)
Common stock dividends ($0.4625 per share)	—	—	(168)	—	—	(168)
Comprehensive income (loss)	—	—	951	(97)	—	854
Ending Balance, September 30	$449	$4,702	$10,340	$(1,586)	$4,417	$9,488

	Nine Months Ended September 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	34	—	—	(74)	108
Repurchase of stock	—	—	—	—	1,093	(1,093)
Common stock dividends ($1.3875 per share)	—	—	(511)	—	—	(511)
Comprehensive income (loss)	—	—	1,822	80	—	1,902
Ending Balance, September 30	$449	$4,702	$10,340	$(1,586)	$4,417	$9,488

	Three Months Ended September 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, July 1	$449	$6,330	$8,442	$(4,094)	$2,775	$8,352	$2	$8,354
Issuance of stock for various plans, net	—	41	—	—	—	41	—	41
Repurchase of stock	—	—	—	—	212	(212)	—	(212)
Common stock dividends ($0.5125 per share)	—	—	(203)	—	—	(203)	—	(203)
Divestiture of noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss)	—	—	864	780	—	1,644	—	1,644
Ending Balance, September 30	$449	$6,371	$9,103	$(3,314)	$2,987	$9,622	$1	$9,623

	Nine Months Ended September 30, 2021
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Issuance of stock for various plans, net	—	27	—	—	(86)	113	—	113
Repurchase of stock	—	—	—	—	425	(425)	—	(425)
Common stock dividends ($1.5375 per share)	—	—	(612)	—	—	(612)	—	(612)
Transactions of equity method investees	—	19	—	—	—	19	—	19
Divestiture of noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss)	—	—	1,645	1,028	—	2,673	—	2,673
Ending Balance, September 30	$449	$6,371	$9,103	$(3,314)	$2,987	$9,622	$1	$9,623

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in accumulated other comprehensive income (AOCI) for the three months and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(919)	$(1,809)	$(962)	$(1,880)
Other comprehensive income (loss) before reclassifications	—	831	—	832
Amounts reclassified from accumulated other comprehensive income	21	31	64	101
Balance at end of period	(898)	(947)	(898)	(947)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(560)	(2,286)	(694)	(2,457)
Other comprehensive income (loss) before reclassifications	(120)	(114)	14	(85)
Amounts reclassified from accumulated other comprehensive income	—	44	—	184
Other comprehensive income (loss) attributable to noncontrolling interest	—	—	—	2
Balance at end of period	(680)	(2,356)	(680)	(2,356)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(10)	1	(10)	(5)
Other comprehensive income (loss) before reclassifications	—	(4)	—	3
Amounts reclassified from accumulated other comprehensive income	2	(8)	2	(9)
Balance at end of period	(8)	(11)	(8)	(11)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,586)	$(3,314)	$(1,586)	$(3,314)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2022 and 2021:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(5)	$(17)	$(17)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(22)	(36)	(68)	(118)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(28)	(41)	(85)	(135)
Tax (expense) benefit	7	10	21	34
Net of tax	(21)	(31)	(64)	(101)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	(44)	—	(184)		Net (gains) losses on sales and impairments of businesses and Cost of products sold
Tax (expense) benefit	—	—	—	—
Net of tax	—	(44)	—	(184)

Net gains and losses on cash flow hedging derivatives:
Interest rate contracts	(2)	—	(2)	—	(b)	Cost of products sold
Foreign exchange contracts	—	10	—	12	(b)	Cost of products sold
Total pre-tax amount	(2)	10	(2)	12
Tax (expense)/benefit	—	(2)	—	(3)
Net of tax	(2)	8	(2)	9
Total reclassifications for the period	$(23)	$(67)	$(66)	$(276)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2022	2021	2022	2021
Earnings (loss) from continuing operations attributable to International Paper Company common shareholders	$951	$432	$1,822	$1,007
Weighted average common shares outstanding	357.8	388.8	366.8	391.0
Effect of dilutive securities
Restricted performance share plan	2.6	3.8	3.9	4.3
Weighted average common shares outstanding – assuming dilution	360.4	392.6	370.7	395.3
Basic earnings (loss) per share from continuing operations	$2.66	$1.11	$4.97	$2.58
Diluted earnings (loss) per share from continuing operations	$2.64	$1.10	$4.92	$2.55

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2022: During the three months ended September 30, 2022, the Company recorded a $93 million pre-tax charge in Corporate related to early debt extinguishment costs.

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

In connection with the Distribution, on September 29, 2021, the Company and Sylvamo entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo after the Distribution. The Company is also party to various ongoing operational agreements with Sylvamo under which it sells fiber, paper and other products. Sales under these agreements were $230 million and $630 million for the three months and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company no longer had an ownership interest in Sylvamo and as such will no longer be a related party. See Note 10 - Supplementary Financial Statement Information for further discussion.

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

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Sylvamo businesses and Kwidzyn for the three months and nine months ended September 30, 2021 in the condensed consolidated statement of operations:

In millions	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net Sales	$800	$2,416
Costs and Expenses
Cost of products sold	500	1,509
Selling and administrative expenses	92	214
Depreciation, amortization and cost of timber harvested	37	113
Distribution expenses	82	229
Taxes other than payroll and income taxes	7	24
Net (gains) losses on sales of fixed assets	(86)	(86)
Net (gains) losses on sales and impairments of businesses	(360)	(360)
Interest expense, net	10	(19)
Earnings (Loss) Before Income Taxes and Equity Earnings	518	792
Income tax provision (benefit)	86	154
Discontinued Operations, Net of Taxes	$432	$638

The following summarizes the total cash provided by operations and total cash used for investing activities related to the Sylvamo businesses and Kwidzyn and included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2021:

In millions	Nine Months Ended September 30, 2021
Cash Provided by (Used For) Operating Activities	$290
Cash Provided by (Used For) Investment Activities	$757
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

Olmuksan International Paper

2021: On May 31, 2021, the Company completed the sale of its 90.38% ownership interest in Olmuksan International Paper, a corrugated packaging business in Turkey, to Mondi Group for €66 million (approximately $81 million using the May 31, 2021 exchange rate). During the nine months ended September 30, 2021, the Company recorded a net gain of $4 million (charge of $2 million after taxes) related to the business working capital adjustment and cumulative foreign currency translation loss.

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

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $408 million and $1.1 billion at September 30, 2022 and December 31, 2021, respectively.

Accounts and Notes Receivable

In millions	September 30, 2022	December 31, 2021
Accounts and notes receivable, net:
Trade (less allowances of $29 in 2022 and $34 in 2021)	$3,179	$3,027
Other	274	205
Total	$3,453	$3,232

Inventories

In millions	September 30, 2022	December 31, 2021
Raw materials	$272	$245
Finished pulp, paper and packaging	1,128	1,014
Operating supplies	492	486
Other	84	69
Total	$1,976	$1,814

Current Investments

As a result of the 2021 spin-off of Sylvamo, the Company retained 19.9% of the shares of Sylvamo with the intent to monetize its investment and provide additional proceeds to the Company. In April 2022, the Company exchanged 4,132,000 shares of Sylvamo common stock owned by the Company in exchange and as repayment for an approximately $144 million term loan obligation which resulted in the reversal of a $31 million deferred tax liability due to the tax-free exchange of the Sylvamo Corporation common stock. In September 2022, the Company exchanged the remaining 4,614,358 shares of Sylvamo common stock owned by the Company in exchange for $167 million and as partial repayment of a $210 million term loan obligation. This also resulted in the reversal of a $35 million deferred tax liability due to the tax-free exchange of the Sylvamo Corporation common stock. See Note 17 - Debt for further discussion.

As of September 30, 2022, the Company no longer had an ownership interest in Sylvamo. The Company's investment in Sylvamo was valued at $245 million at December 31, 2021, and was recorded in Current investments in the accompanying condensed consolidated balance sheet. The Company accounted for its ownership interest in Sylvamo at fair value as an investment in equity securities.

Plants, Properties and Equipment

Accumulated depreciation was $18.1 billion and $17.6 billion at September 30, 2022 and December 31, 2021, respectively. Depreciation expense was $250 million and $270 million for the three months ended September 30, 2022 and 2021, respectively, and $756 million and $790 million for the nine months ended September 30, 2022 and 2021, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $102 million and $106 million at September 30, 2022 and December 31, 2021, respectively.

Amounts invested in capital projects in the accompanying condensed consolidated statement of cash flows are presented net of insurance recoveries of $26 million received during the nine months ended September 30, 2022 and $6 million received during the nine months ended September 30, 2021.

Interest

Interest payments made during the nine months ended September 30, 2022 and 2021 were $273 million and $346 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Interest expense	$150	$104	$310	$345
Interest income	27	22	44	84
Capitalized interest costs	5	3	13	8

Asset Retirement Obligations

The Company had recorded liabilities of $105 million and $107 million related to asset retirement obligations at September 30, 2022 and December 31, 2021, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 31 years. Total lease costs were $68 million and $61 million for the three months ended September 30, 2022 and 2021, respectively, and $192 million and $184 million for the nine months ended September 30, 2022 and 2021, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets	$387	$365
Finance lease assets	Plants, properties and equipment, net (a)	51	57
Total leased assets		$438	$422
Liabilities
Current
Operating	Other current liabilities	$141	$132
Finance	Notes payable and current maturities of long-term debt	10	10
Noncurrent
Operating	Long-term lease obligations	251	236
Finance	Long-term debt	50	56
Total lease liabilities		$452	$434

(a)Finance leases are recorded net of accumulated amortization of $56 million and $51 million as of September 30, 2022 and December 31, 2021, respectively.

NOTE 12 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries whose primary operations are in Russia. The Company recorded equity earnings, net of taxes, of $64 million and $95 million for the three months ended September 30, 2022 and 2021, respectively and $252 million and $245 million for the nine months ended September 30, 2022 and 2021, respectively. The Company received cash dividends from the joint venture of $204 million and $144 million during the first nine months of 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the Company's investment in Ilim, which is recorded in Long-Term Investments in the condensed consolidated balance sheets, was $736 million and $557 million, respectively, which was $129 million and $121 million, respectively, more than the Company's proportionate share of the joint venture's underlying net assets. The differences primarily relate to currency translation adjustments and the basis difference between the fair value of our investment at acquisition and the underlying net assets. As of September 30, 2022, there was $250 million of cumulative translation adjustment loss included within equity related to our Ilim investment. Prior to the spin-off of the Printing Papers segment on October 1, 2021, the Company was party to a joint marketing agreement with Ilim Group under which the Company purchased, marketed and sold paper produced by Ilim Group. Purchases under this agreement were $42 million and $125 million for the three months and nine months ended September 30, 2021, respectively. The joint marketing agreement was conveyed to Sylvamo as part of the spin-off transaction on October 1, 2021. See Note 1 - Basis of Presentation for additional discussion regarding our Ilim investment.

Summarized financial information for Ilim is presented in the following tables:

Balance Sheet

In millions	September 30, 2022	December 31, 2021
Current assets	892	$1,010
Noncurrent assets	4,360	3,145
Current liabilities	1,457	1,212
Noncurrent liabilities	2,534	2,047
Noncontrolling interests	47	24

Income Statement

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Net sales	$834	$729	$2,356	$1,993
Gross profit	391	393	1,234	1,051
Income (loss) from continuing operations	129	190	501	498
Net income (loss)	124	182	486	481

The Company's remaining equity method investments are not material.

NOTE 13 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine-months ended September 30, 2022:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2022
Goodwill	$3,426	$52	$3,478
Accumulated impairment losses	(296)	(52)	(348)
	3,130	—	3,130
Currency translation and other (a)	(12)	—	(12)
Goodwill additions/reductions (b)	(2)	—	(2)
Accumulated impairment loss additions / reductions	—	—	—
Balance as of September 30, 2022
Goodwill	3,412	52	3,464
Accumulated impairment losses	(296)	(52)	(348)
Total	$3,116	$—	$3,116

(a)Represents the effects of foreign currency translations.
(b)Represents a reduction from benefits generated by the deduction of goodwill amortization for tax purposes in the U.S.

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	September 30, 2022			December 31, 2021
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$486	$294	$192	$493	$273	$220
Tradenames, patents and trademarks, and developed technology	170	143	27	170	131	39
Land and water rights	8	2	6	8	2	6
Other	22	18	4	24	21	3
Total	$686	$457	$229	$695	$427	$268

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Amortization expense related to intangible assets	$11	$11	$33	$33

NOTE 14 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $287 million and $389 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $109 million in tax, and $346 million in interest, penalties, and fees as of September 30, 2022 (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at September 30, 2022. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $198 million ($206 million undiscounted) in the aggregate as of September 30, 2022. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, GP) in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. On April 25, 2022, the appellate court reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations.
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
We submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan May 7, 2021. The EPA issued a Unilateral Administrative Order for Remedial Action of the southern impoundment on August 5, 2021. An addendum to the Final 100% Remedial Design (Amended April 2021) was submitted to the EPA for the southern impoundment on June 2, 2022. This addendum incorporated additional data collected to date which indicated that additional waste material removal will be required, lengthening the time to complete the remedial action. The Company's reserve as of September 30, 2022 was $25 million.

With respect to the northern impoundment, the respondents continue remedial design, with the 90% remedial design due to EPA on November 8, 2022. While several key technical issues have been resolved, we still face significant challenges remediating this area in a cost-efficient manner and without a release to the environment, and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. We are currently unable to reasonably estimate any further adjustment to our recorded liability or any loss or range of loss in excess of such liability; however, we believe it is unlikely any adjustment would be material.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. As of September 30, 2022, the Company's total recorded liability with respect to pending and future asbestos-related claims was $104 million, net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority (ICA) commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary (IP Italy), improperly coordinated the production and sale of corrugated sheets and boxes. On August 6, 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $28 million at current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied on May 25, 2021. However, we continue to believe we have numerous and strong bases to challenge the ICA decision, and we have further appealed the decision to the Italian Council of State.

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

NOTE 16 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2022, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Revenue (a)	$23	$5	$36	$18
Expense (b)	18	6	34	18
Cash receipts (c)	8	1	11	4
Cash payments (d)	11	4	21	12

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for the three months and nine months ended September 30, 2022 and 2021, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three months and nine months ended September 30, 2022 and 2021, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
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

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter. Under this agreement, the Company will fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest will also be charged upon closing of the audit. The amount of interest expense recognized through September 30, 2022 is $52 million. As of September 30, 2022, $89 million in U.S. federal income taxes and $28 million in interest expense have been paid as a result of the settlement agreement. The remaining $163 million U.S. federal income tax liability and $24 million accrued interest liability are recorded as current liabilities in the balance sheet. As part of the settlement with the Internal Revenue Service, the $72 million tax payment discussed in the preceding paragraph was applied to the 2022 U.S. federal estimated tax payments. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

Activity between the Company and the 2015 Financing Entities for the three months and nine months ended September 30, 2021 was as follows:

In millions	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue (a)	$14	$61
Expense (a)	8	34
Cash receipts (b)	48	95
Cash payments (c)	24	38

(a)The revenue and expense are included in Interest expense, net in the accompanying statement of operations.
(b)The cash receipts are interest received on the Financial assets of special purpose entities.
(c)The cash payments represent interest paid on Nonrecourse financial liabilities of special purpose entities.

NOTE 17 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2022, the Company had $260 million outstanding under the program with remaining capacity available of $740 million. As of September 30, 2022, the remaining credit agreement capacity was $1.2 billion.

At September 30, 2022, International Paper’s credit facilities totaled $2.0 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility with a maturity date of June 2026. The liquidity facilities also previously included up to $550 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that had an expiration date in April 2022. The receivables securitization program was renewed on April 27, 2022 with up to $500 million of uncommitted financings based on eligible receivables balances with the expiration date in April 2024. At September 30, 2022, there were no borrowings outstanding under either the bank facility or receivables securitization program.

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

During the third quarter of 2022, the Company borrowed approximately $210 million under a term loan credit agreement with a third party lender. Subsequently, the Company repaid $167 million of the term loan with an exchange of 4,614,358 shares of Sylvamo common stock owned by the Company. The remainder of the term loan was repaid with cash. In addition, during the third quarter of 2022, the Company issued approximately $50 million of debt with a variable rate of interest and a maturity date of 2027. Moreover, as a result of a tender offer which was completed in September 2022, the Company had early debt reductions of $498 million related to debt with interest rates ranging from 6.40% to 8.70% and maturity dates ranging from 2023 to 2039. In addition to debt activity noted above, the Company had debt reductions of $14 million during the first nine months of 2022 related primarily to open market debt repurchases, and decreases in the amount of capital leases and international debt.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2022, we were in compliance with our debt covenants.

At September 30, 2022, the fair value of International Paper’s $5.4 billion of debt was approximately $4.9 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 17 in the Company’s Annual Report.

NOTE 18 - DERIVATIVES AND HEDGING ACTIVITIES

As a multinational company, International Paper is exposed to market risks, such as changes in interest rates, currency exchange rates and commodity prices.

The notional amounts of qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

In millions	September 30, 2022	December 31, 2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.3	0.5

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Foreign exchange contracts	$—	$(4)	$—	$3
Total	$—	$(4)	$—	$3
Derivatives in Net Investment Hedging Relationships:
Foreign exchange contracts	$—	$6	$—	$18
Total	$—	$6	$—	$18

During the next 12 months, none of the September 30, 2022 AOCI balance, after tax, is expected to be reclassified to earnings.

The amounts of gains and losses recognized in the statement of operations on qualifying and non-qualifying financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income (Effective Portion)				Location of Gain (Loss) Reclassified from AOCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Derivatives in Cash Flow Hedging Relationships:
Interest rate contracts	$(2)	$—	$(2)	$—	Cost of products sold
Foreign exchange contracts	—	8	—	9	Discontinued operations, net of taxes
Total	$(2)	$8	$(2)	$9

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments:
Electricity contract	$1	$6	$12	$13	Cost of products sold
Foreign exchange contracts	—	5	—	(1)	Cost of products sold
Total	$1	$11	$12	$12

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

Fair Value Measurements
Level 2 – Significant Other Observable Inputs

	Assets
In millions	September 30, 2022		December 31, 2021
Derivatives not designated as hedging instruments
Electricity contract	$14		$10
Total derivatives	$14	(a)	$10	(b)

(a)Includes $14 million recorded in Other current assets in the accompanying condensed consolidated balance sheet.

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Service cost	$21	$26	$64	$78
Interest cost	85	84	254	251
Expected return on plan assets	(162)	(177)	(487)	(543)
Actuarial loss	21	35	65	114
Amortization of prior service cost	6	5	17	16
Net periodic pension expense (income)	$(29)	$(27)	$(87)	$(84)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the Condensed Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2022 or 2021. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $16 million for the nine months ended September 30, 2022.

NOTE 20 - STOCK-BASED COMPENSATION

The Company has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2022, 7.3 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Total stock-based compensation expense (selling and administrative)	$26	$42	$98	$103
Income tax benefits related to stock-based compensation	—	(2)	13	13

At September 30, 2022, $113 million, net of estimated forfeitures, of compensation cost related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

Performance Share Plan

During the first nine months of 2022, the Company granted 1.9 million performance units at an average grant date fair value of $50.32.

NOTE 21 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers, are consistent with the internal structure used to manage these businesses. Both segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business into a new, publicly-traded company, Sylvamo, listed on the New York Stock Exchange. Additionally, on August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo spin-off and the sale of Kwidzyn, the Company no longer has a Printing Papers segment, and all prior year amounts have been adjusted to reflect the Sylvamo and Kwidzyn businesses as a discontinued operation.
Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense.

Net sales by business segment for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Industrial Packaging	$4,385	$4,111	$13,282	$12,071
Global Cellulose Fibers	887	740	2,385	2,015
Corporate and Intersegment Sales	130	63	361	191
Net Sales	$5,402	$4,914	$16,028	$14,277

Operating profit (loss) by business segment for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Industrial Packaging	$369	$414	$1,326	$1,224
Global Cellulose Fibers	95	76	71	(4)
Business Segment Operating Profits	$464	490	$1,397	1,220

Earnings (loss) from continuing operations before income taxes and equity earnings	$313	$397	$1,189	$955
Interest expense, net	123	82	266	261
Adjustment for less than wholly owned subsidiaries	(1)	(1)	(2)	(3)
Corporate expenses, net	15	13	54	85
Corporate net special items	62	49	34	70
Business net special items	—	—	—	5
Non-operating pension expense (income)	(48)	(50)	(144)	(153)
Business Segment Operating Profits	$464	$490	$1,397	$1,220

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

EXECUTIVE SUMMARY

Net earnings (loss) attributable to the Company's common shareholders were $951 million ($2.64 per diluted share) in the third quarter of 2022, compared with $511 million ($1.38 per diluted share) in the second quarter of 2022 and $864 million ($2.20 per diluted share) in the third quarter of 2021. The Company generated Adjusted operating earnings attributable to its common shareholders (a non-GAAP measure defined below) of $364 million ($1.01 per diluted share) in the third quarter of 2022, compared with $459 million ($1.24 per diluted share) in the second quarter of 2022 and $431 million ($1.10 per diluted share) in the third quarter of 2021.

During the third quarter 2022, International Paper’s earnings were significantly impacted by a challenging macroeconomic environment, resulting in a sharp decline in demand related to our Industrial Packaging segment, and significant cost headwinds from higher energy and distribution costs. As we entered the third quarter 2022, we recognized there were considerable macroeconomic uncertainties ahead of us, however these trends significantly shifted roughly mid-way through the third quarter, creating stronger headwinds than expected. Demand for packaging continued to weaken in the third quarter 2022 across all channels and all end-use segments as consumers reduced their spending for goods, focusing more on non-discretionary products and services. In addition, we saw our customers, and the broader retail channel, continue to manage through elevated inventories which further impacted demand for packaging in the third quarter 2022. The large decline in volume also significantly impacted operating costs as we adjusted our system to align our production with customer demand. This resulted in approximately 400,000 tons of economic downtime across the system resulting in high unabsorbed fixed costs and a sub-optimized system. Despite these macroeconomic challenges, fluff pulp demand was stable, and our Global Cellulose business generated strong earnings growth to deliver cost-of-capital returns in the third quarter 2022. On capital allocation, we returned $434 million to shareowners in the third quarter 2022, including $269 million of share repurchases. We have returned approximately $1.6 billion of cash to shareowners so far this year. Additionally, in October 2022, our Board of Directors authorized an additional $1.5 billion of share repurchases, in addition to amounts previously authorized and available.

Comparing our performance in the third quarter 2022 to the second quarter 2022, price and mix improved, driven by continued price realization from prior period increases in both our North American Industrial Packaging and Global Cellulose Fibers businesses. Volume was lower in our North American Industrial Packaging business as a result of softer demand across all channels, while volume improved in our Global Cellulose Fibers business on improved supply chain velocity. Operations and costs were significantly higher in our North American Industrial Packaging business on the non-repeat of favorable one-time items from the second quarter 2022, along with significant economic downtime, higher distribution costs and other inflation driven cost increases. Operations and costs were relatively flat in our Global Cellulose Fibers business. Maintenance outages were sequentially lower in both business segments coming off of the heavy maintenance outage activity in the second quarter 2022. Input costs continued to be a significant headwind with sequentially unfavorable costs in both business segments, driven by higher energy and chemicals, partially offset by lower recovered fiber costs in our North American Industrial Packaging business.

Looking ahead to the fourth quarter 2022, as compared to the third quarter 2022, in our Industrial Packaging business, we expect price and mix to be lower due to the export market. Volume is expected to be lower on four fewer shipping days, partially offset by seasonally higher produce volume in our EMEA Packaging business. The traditional seasonal increase in volume from holiday demand is not expected to be as strong this year. Operations and costs are expected to be significantly higher due to unabsorbed fixed costs on lower volumes, higher seasonal energy costs, along with further inflation on materials and services. Maintenance outage expense is expected to be flat relative to the third quarter 2022. Input costs are expected to be lower driven by lower fiber and energy costs. In our Global Cellulose Fibers business, we expect price and mix to improve on price realization from prior period increases. Volume is expected to be lower on timing of shipments through the supply chain. Operations and costs are expected to be stable while maintenance outage expenses are expected to increase. Input costs are expected to increase, primarily related to energy costs at our converting operation in Poland.

The Russia-Ukraine conflict, including current and future sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, have affected and could materially and adversely affect our Ilim joint venture and could otherwise adversely affect our business, financial condition, results of operations and cash flows. We are unable to predict the full impact of Russia’s ongoing invasion of Ukraine, sanctions that have been imposed to date or that may in the future be imposed, geopolitical instability and the possibility of broadened military conflict may have on us or our Ilim joint venture, including whether our Ilim joint venture may be able to continue to pay dividends to us. We continue to actively explore strategic options with respect to the Ilim joint venture, including a sale of our 50% equity interest in Ilim. While we may sell our equity interests in the Ilim joint venture, we cannot be certain if and when this may occur, or the impact that possible disruptions in the capital markets, negative macroeconomic conditions, or conditions associated with the Russia-Ukraine conflict, could have on the value of and our ability to sell our equity interest in the Ilim joint venture and the timing of any such sale.

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

The following are reconciliations of Net earnings (loss) attributable to shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items expense (income) referenced in the charts below.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2022	2021	2022
Net earnings (loss) attributable to shareholders	$951	$864	$511
Less - Discontinued operations (gain) loss	—	(432)	—
Earnings (loss) from continuing operations attributable to shareholders	951	432	511
Add back - Non-operating pension expense (income)	(48)	(50)	(47)
Add back - Net special items expense (income)	117	49	18
Income tax effect - Non-operating pension and net special items expense (income)	(656)	—	(23)
Adjusted operating earnings (loss) attributable to shareholders	$364	$431	$459

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2022	2021	2022
Diluted earnings (loss) per share attributable to shareholders	$2.64	$2.20	$1.38
Less - Discontinued operations (gain) loss per share	—	(1.10)	—
Diluted earnings (loss) per share from continuing operations attributable to shareholders	2.64	1.10	1.38
Add back - Non-operating pension expense (income) per share	(0.13)	(0.12)	(0.13)
Add back - Net special items expense (income) per share	0.32	0.12	0.05
Income tax effect per share - Non-operating pension and net special items expense (income)	(1.82)	—	(0.06)
Adjusted operating earnings (loss) per share attributable to shareholders	$1.01	$1.10	$1.24

Cash provided by operations totaled $1.4 billion and $1.9 billion for the first nine months of 2022 and 2021, respectively. The Company generated free cash flow of approximately $804 million and $1.6 billion in the first nine months of 2022 and 2021, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2022	2021
Cash provided by operations	$1,413	$1,923
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(609)	(348)
Free Cash Flow	$804	$1,575

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

RESULTS OF OPERATIONS
For the third quarter of 2022, International Paper reported net sales of $5.4 billion, compared with $5.4 billion in the second quarter of 2022 and $4.9 billion in the third quarter of 2021.
Net earnings (loss) attributable to International Paper totaled $951 million, or $2.64 per diluted share, in the third quarter of 2022. This compared with $511 million, or $1.38 per diluted share, in the second quarter of 2022 and $864 million, or $2.20 per diluted share, in the third quarter of 2021.

# Earnings from Continuing Operations Attributable to International Paper Company
# (after tax, in millions)

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$511
$114
($20)
($176)
($57)
$48
$9
($30)
$5
$12
$534
$1
$951
Q2 2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2022

Compared with the second quarter of 2022, earnings benefited from higher average sales prices net of an unfavorable mix ($114 million), lower mill maintenance outage costs ($48 million), lower corporate and other items ($9 million), lower net interest expense ($5 million), lower tax expense ($12 million) and lower non-operating pension expense ($1 million). These benefits were offset by lower sales volumes ($20 million), higher operating costs ($176 million) and higher raw material and freight costs ($57 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim and other investments were $30 million lower in the third quarter of 2022 than in the second quarter of 2022. Net special items in the third quarter of 2022 were a gain of $551 million compared with a gain of $17 million in the second quarter of 2022.

# Earnings from Continuing Operations Attributable to International Paper Company (after tax, in millions)

$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$432
$473
($24)
($209)
($247)
($15)
($2)
($31)
$12
($24)
$588
($2)
$951
Q3 2021
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2022

Compared with the third quarter of 2021, the third quarter of 2022 reflects higher average sales prices and a favorable mix ($473 million) and lower net interest expense ($12 million). These benefits were offset by lower sales volumes ($24 million), higher operating costs ($209 million), higher raw material and freight costs ($247 million), higher mill maintenance outage costs ($15 million), higher corporate and other costs ($2 million), higher tax expense ($24 million) and higher non-operating pension expense ($2 million). Equity earnings, net of taxes, relating to International Paper’s investments in Ilim and other investments were $31 million lower in the third quarter of 2022 than in the third quarter of 2021. Net special items in the third quarter of 2022 were a gain of $551 million compared with a loss of $37 million in the third quarter of 2021.
Business segment operating profits are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business segment operating profits are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense. Business segment operating profits is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280.

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers.

The following table presents a reconciliation of Net earnings (loss) attributable to International Paper Company to its Total business segment operating profit:

	Three Months Ended
	September 30,		June 30,
In millions	2022	2021	2022
Net Earnings (Loss) from Continuing Operations Attributable to International Paper Company	$951	$432	$511
Add back (deduct):
Income tax provision (benefit)	(575)	59	96
Equity (earnings) loss, net of taxes	(63)	(94)	(93)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	313	397	514
Interest expense, net	123	82	74
Less than wholly owned subsidiaries included in operations	(1)	(1)	(1)
Corporate expenses, net	15	13	27
Corporate net special items	62	49	18
Non-operating pension expense (income)	(48)	(50)	(47)
Adjusted Operating Profit	$464	$490	$585
Business Segment Operating Profit (Loss):
Industrial Packaging	$369	$414	$560
Global Cellulose Fibers	95	76	25
Total Business Segment Operating Profit	$464	$490	$585

Business Segment Operating Profit
Total business segment operating profits were $464 million in the third quarter of 2022, $585 million in the second quarter of 2022 and $490 million in the third quarter of 2021.

Business Segment Operating Profit (in millions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$585
$151
$(27)
$(233)
$(75)
$63
$464
Q2 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2022

Compared with the second quarter of 2022, operating profits benefited from higher average sales prices net of an unfavorable mix ($151 million) and lower mill outage costs ($63 million). These benefits were offset by lower sales volumes ($27 million), higher operating costs ($233 million) and higher raw material and freight costs ($75 million).

Business Segment Operating Profit (in millions)
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$490
$556
$(28)
$(246)
$(290)
$(18)
$464
Q3 2021
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2022

Compared with the third quarter of 2021, operating profits in the current quarter benefited from higher average sales prices and a favorable mix ($556 million). These benefits were offset by lower sales volumes ($28 million), higher operating costs ($246 million), higher raw material and freight costs ($290 million) and higher mill outage costs ($18 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2022	2021	2022	2021
Industrial Packaging
Corrugated Packaging (b)	2,522	2,689	7,759	8,106
Containerboard	677	710	2,096	2,118
Recycling	546	521	1,645	1,647
Saturated Kraft	51	45	146	140
Gypsum/Release Kraft	66	56	184	179
EMEA Packaging (b)	297	334	1,019	1,179
Industrial Packaging	4,159	4,355	12,849	13,369
Global Cellulose Fibers (in thousands of metric tons) (c)	750	748	2,182	2,246

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

Discontinued operations include the operating earnings of the businesses noted above. Discontinued operations also includes after-tax net special items income of $331 million and $338 million for the three months and nine months ended September 30, 2021, respectively.

Details of these charges were as follows:

	Three Months Ended		Nine Months
	September 30,		September 30,
	2021		2021
In millions	Before Tax	After Tax	Before Tax	After Tax
Gain on sale of Kwidzyn, Poland mill	$(360)	$(350)	$(360)	$(350)
Gain on sale of La Mirada, CA distribution center	(86)	(65)	(86)	(65)
Printing Papers spin-off	52	47	101	87
Foreign value-added tax credit (including interest)	15	10	(55)	(37)
Foreign and state taxes related to Printing Papers spin-off	—	27	—	27
Total	$(379)	$(331)	$(400)	$(338)

Income Taxes
An income tax benefit of $575 million was recorded for the third quarter of 2022 and the reported effective income tax rate was (184)%. Excluding a benefit of $668 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 21% for the quarter. The effective tax rate for the third quarter of 2022 was lower than the prior quarter primarily due to the tax-free exchange of a portion of the Company’s shares of Sylvamo Corporation, the settlement of the timber monetization restructuring tax matter with the Internal Revenue Service and a reduction in the forecasted annual effective tax rate including additional tax credits available through the Inflation Reduction Act.

An income tax provision of $96 million was recorded for the second quarter of 2022 and the reported effective income tax rate was 19%. Excluding a benefit of $35 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 25% for the quarter. The effective tax rate for the second quarter of 2022 was lower than the first quarter of 2022 due to the tax-free exchange of a portion of the Company’s shares of Sylvamo Corporation.

An income tax provision of $59 million was recorded for the third quarter of 2021 and the reported effective income tax rate was 15%. Excluding a benefit of $12 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the effective income tax rate was 15% for the quarter. The tax rate in the third quarter of 2021 was lower than the prior two quarters in 2021 primarily as a result of tax benefits recognized after the finalization of the 2020 U.S. federal income tax return, and the impact of lower tax expense associated with the sale of our Kwidzyn, Poland mill.
Interest Expense
Net interest expense was $123 million in the third quarter of 2022, compared with $74 million in the second quarter of 2022 and $82 million in the third quarter of 2021. The third quarter of 2022 includes $55 million of interest expense related to the previously announced settlement of the timber monetization restructuring tax matter.

Effects of Net Special Items Expense (Income) and Non-Operating Pension Expense
Details of net special items expense (income) and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	September 30,				June 30,
	2022		2021		2022
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Corporate
Debt extinguishment costs	$93	$70	$35	$26	$—	$—
Timber monetization settlement interest	55	41	—	—	—	—
Environmental remediation reserve adjustment	—	—	5	4	15	11
Sylvamo investment	(16)	(12)	—	—	(3)	(2)
Legal settlement	(15)	(11)	—	—	—	—
Other	—	—	9	7	6	5
Corporate Total	117	88	49	37	18	14
Total net special items expense (income)	117	88	49	37	18	14
Non-operating pension expense (income)	(48)	(36)	(50)	(38)	(47)	(35)
Total net special items and non-operating pension expense (income)	$69	$52	$(1)	$(1)	$(29)	$(21)
Net special items expense (income) include the following tax expenses (benefits):

	Three Months Ended
	September 30,		June 30,
In millions	2022	2021	2022
Tax benefit related to the timber monetization settlement	$(604)	$—	$—
Tax benefit related to tax-free exchange of Sylvamo shares	(35)	—	(31)
Total	$(639)	$—	$(31)
Details of net special items expense (income) and non-operating pension expense (income) for the nine months ended are as follows:

	Nine Months Ended
	September 30,
	2022		2021
In millions	Before Tax	After Tax	Before Tax	After Tax
Business Segments
EMEA Packaging business optimization	$—	$—	$12	$10	(a)
EMEA Packaging impairment - Turkey	—	—	(6)	—	(a)
Business Segments Total	—	—	6	10
Corporate
Debt extinguishment costs	93	70	223	168
Timber monetization settlement interest	55	41	—	—
Environmental remediation reserve adjustment	15	11	10	7
Real estate - office impairment	—	—	21	16
Sylvamo investment	(65)	(49)	—	—
Legal settlement	(15)	(11)	—	—
Gain on sale of equity investment in Graphic Packaging	—	—	(204)	(154)
Other	6	5	20	15
Corporate Total	89	67	70	52
Total net special items expense (income)	89	67	76	62
Non-operating pension expense (income)	(144)	(108)	(153)	(115)
Total net special items and non-operating pension expense (income)	$(55)	$(41)	$(77)	$(53)

(a) Recorded in the Industrial Packaging segment.

Net special items include the following tax expenses (benefits):

	Nine Months Ended
	September 30,
In millions	2022	2021
Tax benefit related to the timber monetization settlement	$(604)	$—
Tax benefit related to tax-free exchange of Sylvamo shares	(66)	—
Total	$(670)	$—

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2022			2021
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$4,385	$4,491	$13,282	$4,111	$4,030	$12,071
Operating Profit (Loss)	$369	$560	$1,326	$414	$389	$1,224
Industrial Packaging net sales for the third quarter of 2022 were 2% lower compared with the second quarter of 2022 and 7% higher compared with the third quarter of 2021. Operating profit was 34% lower in the third quarter of 2022 compared with the second quarter of 2022 and 11% lower compared with the third quarter of 2021.

North American Industrial Packaging	2022			2021
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$4,055	$4,126	$12,206	$3,814	$3,663	$11,037
Operating Profit (Loss)	$387	$550	$1,337	$418	$377	$1,190
(a)Includes intra-segment sales of $25 million and $34 million for the three months ended September 30, 2022 and 2021, respectively; $48 million and $27 million for the three months ended June 30, 2022 and 2021, respectively; and $102 million and $87 million for the nine months ended September 30, 2022 and 2021, respectively.

North American Industrial Packaging sales volumes in the third quarter of 2022 were lower compared to the second quarter of 2022 for corrugated boxes in all segments driven by the macroeconomic environment reflecting lower consumer spending on goods and retailer inventory destocking. Export and domestic containerboard volumes were also lower. Total maintenance and economic downtime was about 391,000 short tons higher in the third quarter of 2022 compared with the second quarter of 2022, due to economic downtime. Average sales margins were higher reflecting higher average sales prices for boxes and containerboard. Operating costs were higher driven by economic downtime and inflation. Distribution costs increased. Planned maintenance downtime costs were $37 million lower in the third quarter of 2022 compared with the second quarter of 2022. Input costs were higher as higher energy costs were partially offset by lower recovered fiber costs. Second quarter 2022 results were impacted by some favorable one-time items that did not repeat in the third quarter.
Compared with the third quarter of 2021, sales volumes in the third quarter of 2022 were lower for corrugated boxes and domestic containerboard but increased for export containerboard. Sales volumes for corrugated boxes were lower reflecting inflation impacts on consumer spending. Total maintenance and economic downtime was about 450,000 short tons higher in the third quarter of 2022, primarily due to economic downtime. Average sales prices for boxes and containerboard were higher reflecting previous price increases. Operating costs increased, driven by economic downtime and inflation. Distribution costs increased. Planned maintenance downtime costs were $21 million higher in the third quarter of 2022 compared with the third quarter of 2021. Input costs were significantly higher driven by energy, chemicals and freight, partially offset by lower recovered fiber costs.
Entering the fourth quarter of 2022, sales volumes are expected to be lower compared to the third quarter of 2022 including the impact of four less shipping days. Average sales margins are expected to be lower. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be slightly lower in the fourth quarter of 2022 compared with the third quarter of 2022. Input costs are expected to be lower.

EMEA Industrial Packaging	2022			2021
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$355	$413	$1,178	$331	$394	$1,121
Operating Profit (Loss)	$(18)	$10	$(11)	$(4)	$12	$34

EMEA Industrial Packaging sales volumes for corrugated boxes in the third quarter of 2022 were lower compared with the second quarter of 2022 reflecting seasonally lower volumes in Morocco. Average sales margins for corrugated boxes and containerboard were stable. Operating costs were stable. Distribution costs were higher. There were no planned maintenance outages in either the third quarter of 2022 or the second quarter of 2022. Input costs were significantly higher, reflecting significantly higher energy costs.

Compared with the third quarter of 2021, sales volumes in the third quarter of 2022 were lower reflecting softening demand in the Eurozone. Average sales margins for corrugated boxes were higher driven by higher sales prices in the Eurozone. Operating costs were higher mostly due to inflation. Distribution costs were higher. Planned maintenance downtime costs were $2 million lower in the third quarter of 2022 compared with the third quarter of 2021. Input costs were significantly higher driven by energy.

Looking ahead to the fourth quarter of 2022, sales volumes for corrugated boxes are expected to be higher driven by seasonally higher volumes in Morocco. Operating costs are expected to be flat. Planned maintenance downtime costs are expected to be $4 million higher in the fourth quarter of 2022. Input costs are expected to increase.

Global Cellulose Fibers

Total Global Cellulose Fibers	2022			2021
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$887	$788	$2,385	$740	$680	$2,015
Operating Profit (Loss)	$95	$25	$71	$76	$1	$(4)

Global Cellulose Fibers net sales in the third quarter of 2022 were 13% higher compared with the second quarter of 2022 and 20% higher than in the third quarter of 2021. Operating profit was 280% higher in the third quarter of 2022 compared with the second quarter of 2022 and 25% higher compared with the third quarter of 2021.
Sales volumes in the third quarter of 2022 compared with the second quarter of 2022 were higher reflecting a favorable demand/supply environment for fluff pulp and some improvement in supply chain conditions. Total maintenance and economic downtime was about 10,000 short tons lower in the third quarter of 2022 compared with the second quarter of 2022 due to maintenance downtime. Average sales margins improved significantly, reflecting higher average sales price for both fluff pulp and market pulp. Operating costs were higher due to inflation. Distribution costs also increased. Planned maintenance downtime costs in the third quarter of 2022 were $26 million lower compared with the second quarter of 2022. Input costs were higher, primarily for wood and chemicals. Second quarter 2022 results were impacted by some favorable one-time items that did not repeat in the third quarter.
Compared with the third quarter of 2021, sales volumes in the third quarter of 2022 were flat as higher sales volumes for fluff pulp were mostly offset by lower sales volumes for market pulp reflecting continued logistics challenges. Total maintenance and economic downtime was about 2,000 short tons higher in the third quarter of 2022, due to maintenance downtime. Average sales prices were higher for both fluff and market pulp. Operating costs were higher due to continued logistics challenges and inflation. Distribution costs were also higher. Planned maintenance downtime costs in the third quarter of 2022 were $1 million lower compared with the third quarter of 2021. Input costs were higher primarily for energy, chemicals, wood and freight.
Entering the fourth quarter of 2022, sales volumes are expected to be lower. Average sales margins are expected to be higher. Planned maintenance downtime costs in the fourth quarter of 2022 are expected to be $34 million higher compared with the third quarter of 2022. Operating costs are expected to be lower. Input costs are expected to be higher.

Equity Earnings, Net of Taxes – Ilim

International Paper accounts for its 50% equity interest in Ilim using the equity method of accounting. Ilim is a separate reportable industry segment with primary operations in Russia. During the first quarter of 2022, the Company announced its intention to explore strategic options, including a sale of its 50% ownership in Ilim. The Company recorded equity earnings, net of taxes, of $64 million in the third quarter of 2022, compared with $95 million in the second quarter of 2022 and $95 million in the third quarter of 2021.

Compared with the second quarter of 2022, sales volumes in the third quarter of 2022 were 3% higher led by hardwood pulp shipments to China and other export markets, and shipments of containerboard in Russia, but were partially offset by lower shipments of containerboard to other export markets. Softwood pulp shipments to China and in Russia were higher but were offset by lower shipments of softwood pulp to other export markets. Average sales prices for containerboard decreased in all markets. Average sales prices for softwood pulp and hardwood pulp were sequentially higher in China and Russia. Costs primarily for wood increased while fuel and energy costs were lower. Distribution costs decreased. Planned mill maintenance outage costs were lower.

Compared with the third quarter of 2021, sales volumes in the third quarter of 2022 were 8% higher overall, driven by shipments of softwood pulp, hardwood pulp and containerboard to China and Russia. Shipments to other export markets declined sharply for softwood pulp and containerboard. Average sales margins for softwood pulp and hardwood pulp increased reflecting higher average sales prices in China and Russia. Average sales prices for containerboard decreased in Russia and in China. Costs of wood, chemicals and labor increased due to inflation. Transportation costs were also higher, partially driven by inflation and the change of shipping routes due to restrictions. Planned mill maintenance outage costs were lower.

Looking forward to the fourth quarter of 2022, sales volumes are expected to be lower due to continued logistics challenges impacting export shipments. Average sales margins are projected to decrease, primarily for containerboard. Input costs for wood are expected to be seasonally higher, but transportation costs are expected to decline. Repair and maintenance costs are projected to be higher.

LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operations totaled $1.4 billion for the first nine months of 2022, compared with $1.9 billion for the comparable 2021 nine-month period.

Investments in capital projects, net of insurance recoveries, totaled $609 million in the first nine months of 2022, compared to $348 million in the first nine months of 2021. Full-year 2022 capital spending is currently expected to be approximately $900 million to $1.0 billion, or 86% to 95% of depreciation and amortization.

Financing activities for the first nine months of 2022 included a $202 million net decrease in debt versus a $379 million net increase in debt during the comparable 2021 nine-month period.

See Note 17 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the third quarter of 2022, including the tender offer completed by the Company.

Amounts related to early debt extinguishment during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2022	2021	2022	2021
Early debt reductions (a)	$498	$200	$503	$1,097
Pre-tax early debt extinguishment (gain) loss, net	93	35	93	223

(a)Reductions related to notes with interest rates ranging from 6.40% to 8.70% with original maturities from 2023 to 2039 and 3.55% with original maturities of 2029 for the three month ended September 30, 2022 and 2021, respectively, and from 4.35% to 8.70% with original maturities from 2023 to 2048 and from 3.00% to 5.15% with original maturities from 2027 to 2048 for the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structure disclosed in Note 16 - Variable Interest Entities) by calendar year were as follows: $356 million in 2022; $352 million in 2023; $149 million in 2024; $192 million in 2025; $74 million in 2026; and $4.3 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2022, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At September 30, 2022, International Paper’s credit agreements totaled $2.0 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2022, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 17 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2022 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $2.0 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2022, the Company had $260 million outstanding under the program with remaining capacity available of $740 million. As of September 30, 2022, the remaining credit agreement capacity was $1.2 billion.

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

During the first nine months of 2022, International Paper used 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 24.4 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $1.09 billion, including $1.07 billion related to shares repurchased under the Company's repurchase program. On October 11, 2022, the Company’s Board of Directors authorized the Company to acquire up to an additional $1.5 billion of the Company’s common stock. This new authorization is in addition to $1.85 billion remaining as of September 30, 2022 from a previous repurchase authorization. Thus, our current share repurchase program, which does not have an expiration date, has approximately $3.35 billion aggregate amount of shares of common stock remaining authorized for purchase.

During the first nine months of 2021, International Paper used approximately 1.8 million shares of treasury stock for various incentive plans. International Paper also acquired 7.7 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $425 million, including $398 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $509 million and $602 million for the first nine months of 2022 and 2021, respectively. Dividends were $1.3875 per share and $1.5375 per share for the first nine months in 2022 and 2021, respectively.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter. Under this agreement, the Company will fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest will also be charged upon closing of the audit. The amount of interest expense recognized through September 30, 2022 is $52 million. As of September 30, 2022, $89 million in U.S. federal income taxes and $28 million in interest expense have been paid as a result of the settlement agreement. The remaining $163 million U.S. federal income tax liability and $24 million accrued interest liability are recorded as current liabilities in the balance sheet. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

Ilim S.A. Shareholders’ Agreement

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

As of September 30, 2022, our EMEA packaging reporting unit had a goodwill balance of $76 million. Our 2021 annual goodwill impairment test for the EMEA Packaging reporting unit indicated that the fair value exceeded the carrying amount by 28%. Certain macroeconomic conditions continue to be challenging, including assessing the impacts from inflation and the geopolitical environment. We will continue to evaluate these macroeconomic conditions and their overall longer-term impact on the business and on the reporting unit’s fair value.

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2022.

FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of GHGs and other environmental, social and governance matters; (ii) the impact of the conflict involving Russia and Ukraine, including in connection with related escalated sanctions imposed by the United States, the European Union, G7 and other countries and possible actions by the Russian government, and the impact of such developments on domestic and global economic and geopolitical conditions in general and on us and our Ilim joint venture, which could be materially and adversely affected by such developments, and our inability to predict the full impact of the Russian invasion of Ukraine, current or future sanctions, geopolitical instability and the possibility of broadened military conflict on our Ilim joint venture and on our receipt of dividends from our Ilim joint venture; (iii ) the level of our indebtedness and changes in interest rates; (iv) the impact of global and domestic economic conditions and industry conditions, including with respect to commercial activity, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, the availability of labor, particularly in light of current labor market conditions which are exceptionally tight, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (v) domestic and global geopolitical conditions, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (vi) the amount of our future pension funding obligations, and pension and healthcare costs; (vii) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (viii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (ix) risks inherent in conducting business through joint ventures; (x) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs and other corporate transactions, (xi) cybersecurity and information technology risks; (xii) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xiii) our exposure to claims under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xv) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and SEC filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial results and businesses, including our Ilim joint venture, have been adversely and may continue to be affected by the current military conflict between Russia and Ukraine, including ongoing or future sanctions and export controls targeting Russia and other responses to Russia's invasion of Ukraine.

The global economy has been, and may continue to be, negatively impacted by Russia’s invasion of Ukraine. As a result of Russia's invasion of Ukraine, the United States, the United Kingdom, the European Union and other G7 countries, among other countries, have imposed coordinated financial and economic sanctions and export-control measures on certain industry sectors and parties in Russia. Some of these measures include: (i) comprehensive financial sanctions against major Russian banks; (ii) additional designations of Russian individuals with significant business interests and government connections; (iii) designations of individuals and entities involved in Russian military activities; and (iv) enhanced export controls and trade sanctions targeting Russia's import of various goods. These events are currently escalating and creating increasingly volatile global economic conditions. The negative impacts arising from the conflict and these sanctions have included and may continue to include reduced consumer demand, supply chain disruptions and increased costs for transportation, energy, and raw materials. We will continue to monitor the conflict and the potential impact of financial and economic sanctions on the regional and global economy.

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

The military conflict between Russia and Ukraine, including ongoing sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, has adversely affected and may continue to adversely affect our Ilim joint venture and our businesses, financial condition, results of operations and cash flows. We are unable to predict the full impact that Russia’s ongoing invasion of Ukraine, current or potential future sanctions, potential embargoes, supply chain disruptions, geopolitical instability and shifts, and the possibility of broadened military conflict may have on us or our Ilim joint venture, including on whether our Ilim joint venture will be able to continue to pay dividends to us. We continue to explore strategic options, including a sale of our equity interest in the Ilim joint venture, but we cannot be certain if and when this may occur or of the terms of any such sale. Further, potential disruptions resulting from the conflict, ever changing regulatory environment in Russia or negative economic or capital market conditions more generally may adversely impact the value of and our ability to sell our interest in the Ilim joint venture and the timing of any such sale. In addition, the effects of further escalated or prolonged military conflict could heighten many of our known risks described in Part I, Item 1A. “Risk Factors” in our Annual Report. Such risks include, but are not limited to, adverse effects on global business and economic conditions, including volatility and increases in the price and demand of oil, natural gas and other energy products and inflation, demand for our products, increased cyber security risks, adverse changes in trade policies, taxes, government regulations, our ability to implement and execute our business strategy including with respect to joint ventures, divestitures, spin-offs, capital investments and other corporate transactions that we have pursued or may pursue, disruptions in global supply chains, risks related to employees and contracts in the affected regions, our exposure to foreign currency fluctuations and potential nationalizations and asset seizures in Russia, constraints, volatility, or disruption in the capital markets and our sources of liquidity, and our potential inability to service our remaining performance obligations and potential contractual breaches and litigations. Additionally, fluctuations in the value of the Russian ruble versus the U.S. dollar impacts our investment carrying value as well as financial results based on translation of ruble denominated results into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities.

In particular, our investments in Ilim involve certain legal, geopolitical, investment, repatriation, and transparency risks as a result of the military conflict between Russia and Ukraine including: (i) the legal framework of Russia continues to rapidly evolve and it is not possible to accurately predict the content or implications of changes in their statutes or regulations; there has been a number of legislative proposals that, if adopted, could result in nationalization, expropriation, onerous or disadvantageous exit terms or other unfavorable regulations and may be introduced at any time without prior warning or consultation; (ii) current and future statutes and regulations may be unfairly or unevenly enforced, the courts may decline to enforce legal protections covering our investments altogether and the cost and difficulties of litigation in Russia may make enforcement of our rights impractical or impossible; (iii) the risk we may inadvertently violate sanctions that may be imposed by the United States or foreign governments, including Russia, given the complexity and fluidity of the situation; (iv) financial and economic sanctions and export-control measures imposed on certain industry sectors and parties in Russia as well as counter-sanctions measures implemented by Russia could lead to further disruptions in supply chains and adversely affect operations in Russia; (v) increased risks of economic, political, or social instability, escalating military conflicts with Ukraine or new conflicts with any other countries, war, or terrorism, which could adversely affect the economies of Russia or lead to a material adverse change in the value of our investments in Russia; and (vi) disclosure, accounting, and financial standards and requirements in Russia may rapidly evolve and it is not possible to accurately predict the content or implications of changes in their disclosure requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2022 - July 31, 2022	3,568,255	$42.08	3,566,436	$1.97
August 1, 2022 - August 31, 2022	2,240,390	42.92	2,240,272	1.87
September 1, 2022 - September 30, 2022	571,469	40.06	571,469	1.85
Total	6,380,114
(a) 1,937 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. As of September 30, 2022 approximately $1.85 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization. This authorization was increased by our Board on October 11, 2022, up to a total of $3.35 billion shares. This repurchase program does not have an expiration date.

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

INTERNATIONAL PAPER COMPANY (Registrant)

October 28, 2022	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

October 28, 2022	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller