Form 10-Q
period 2023-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2023-04-28
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 21, 2023 was 347,056,943.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net Sales	$5,020	$5,237
Costs and Expenses
Cost of products sold	3,642	3,839
Selling and administrative expenses	381	341
Depreciation, amortization and cost of timber harvested	241	261
Distribution expenses	422	424
Taxes other than payroll and income taxes	36	36
Net (gains) losses on mark to market investments	—	(46)
Interest expense, net	62	69
Non-operating pension expense (income)	15	(49)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	221	362
Income tax provision (benefit)	48	95
Equity earnings (loss), net of taxes	(1)	—
Earnings (Loss) From Continuing Operations	$172	$267
Discontinued operations, net of taxes	—	93
Net Earnings (Loss)	$172	$360
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.49	$0.71
Discontinued operations, net of taxes	—	0.25
Net earnings (loss)	$0.49	$0.96
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.49	$0.70
Discontinued operations, net of taxes	—	0.25
Net earnings (loss)	$0.49	$0.95
Average Shares of Common Stock Outstanding – assuming dilution	353.3	379.2
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net Earnings (Loss)	$172	$360
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	23	20
Change in cumulative foreign currency translation adjustment	(9)	(48)
Total Other Comprehensive Income (Loss), Net of Tax	14	(28)
Comprehensive Income (Loss)	186	332
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$636	$804
Restricted cash	72	—
Accounts and notes receivable, net	3,196	3,284
Contract assets	533	481
Inventories	1,939	1,942
Assets held for sale	90	133
Other current assets	149	126
Total Current Assets	6,615	6,770
Plants, Properties and Equipment, net	10,453	10,431
Investments	187	186
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,298	2,294
Goodwill	3,042	3,041
Overfunded Pension Plan Assets	305	297
Right of Use Assets	422	424
Deferred Charges and Other Assets	449	497
Total Assets	$23,771	$23,940
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$367	$763
Accounts payable	2,541	2,708
Accrued payroll and benefits	350	355
Other current liabilities	1,008	1,174
Total Current Liabilities	4,266	5,000
Long-Term Debt	5,471	4,816
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,108	2,106
Deferred Income Taxes	1,738	1,732
Underfunded Pension Benefit Obligation	283	281
Postretirement and Postemployment Benefit Obligation	145	150
Long-Term Lease Obligations	286	283
Other Liabilities	1,085	1,075
Equity
Common stock, $1 par value, 2023 – 448.9 shares and 2022 – 448.9 shares	449	449
Paid-in capital	4,699	4,725
Retained earnings	9,866	9,855
Accumulated other comprehensive loss	(1,911)	(1,925)
	13,103	13,104
Less: Common stock held in treasury, at cost, 2023 – 101.9 shares and 2022 – 98.6 shares	4,714	4,607
Total Equity	8,389	8,497
Total Liabilities and Equity	$23,771	$23,940
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net earnings (loss)	$172	$360
Depreciation, amortization and cost of timber harvested	241	261
Deferred income tax provision (benefit), net	(2)	30
Net (gains) losses on mark to market investments	—	(46)
Net (gains) losses on sales and impairments of equity method investments	43	—
Equity method dividends received	—	204
Equity (earnings) losses, net	(42)	(93)
Periodic pension (income) expense, net	26	(28)
Other, net	39	51
Changes in current assets and liabilities
Accounts and notes receivable	103	(146)
Contract assets	(52)	(114)
Inventories	52	31
Accounts payable and accrued liabilities	(203)	89
Interest payable	(5)	25
Other	(27)	(36)
Cash Provided By (Used For) Operations	345	588
Investment Activities
Invested in capital projects, net of insurance recoveries	(341)	(185)
Proceeds from sale of fixed assets	2	5
Cash Provided By (Used For) Investment Activities	(339)	(180)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(177)	(428)
Issuance of debt	670	88
Reduction of debt	(413)	(3)
Change in book overdrafts	(26)	(66)
Dividends paid	(162)	(174)
Cash Provided By (Used For) Financing Activities	(108)	(583)
Effect of Exchange Rate Changes on Cash and Temporary Investments and Restricted Cash	6	(1)
Change in Cash and Temporary Investments and Restricted Cash	(96)	(176)
Cash and Temporary Investments and Restricted Cash
Beginning of period	804	1,295
End of period	$708	$1,119
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's", "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. You should read these condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

Russia-Ukraine Conflict

The military conflict between Russia and Ukraine, including ongoing sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions, has adversely affected and may continue to adversely affect our Ilim joint venture and our businesses, financial condition, results of operations and cash flows. On January 24, 2023, we announced that we have reached an agreement to sell our equity interest in Ilim S.A. ("Ilim") and have also received from the same purchaser an indication of interest to purchase our equity investment in JSC Ilim Group ("Ilim Group" and together with Ilim, the "Ilim joint venture"), however, we cannot be certain if and when the completion of these sales may occur. Our ability to complete such sales is subject to various risks, including (i) purchasers’ inability to obtain necessary regulatory approvals or to finance the purchase pursuant to the terms of the agreement, (ii) adverse actions by the Russian government, and (iii) new or expanded sanctions imposed by the U.S., the United Kingdom, or the European Union or its member countries. We are unable to predict the full impact that Russia’s ongoing invasion of Ukraine, current or potential future sanctions, ongoing or potential disruptions resulting from the conflict, the changing regulatory environment in Russia, negative macroeconomic conditions arising from such conflict, supply chain disruptions, and geopolitical instability and shifts, may have on us or our ability to complete the sale of our interest in the Ilim joint venture.

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

Liabilities - Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years. The Company adopted the provisions of this guidance in the first quarter of 2023. See Note 8 - Supplemental Financial Information.

NOTE 3 - REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which, generally, is as the goods are produced.

Disaggregated Revenue

	Three Months Ended March 31, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,455	$730	$126	$4,311
EMEA	391	25	—	416
Pacific Rim and Asia	8	56	—	64
Americas, other than U.S.	229	—	—	229
Total	$4,083	$811	$126	$5,020

Operating Segments
North American Industrial Packaging	$3,724	$—	$—	$3,724
EMEA Industrial Packaging	391	—	—	391
Global Cellulose Fibers	—	811	—	811
Intra-segment Eliminations	(32)	—	—	(32)
Corporate & Intersegment Sales	—	—	126	126
Total	$4,083	$811	$126	$5,020
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,761	$662	$120	$4,543
EMEA	410	30	—	440
Pacific Rim and Asia	10	18	1	29
Americas, other than U.S.	225	—	—	225
Total	$4,406	$710	$121	$5,237

Operating Segments
North American Industrial Packaging	$4,025	$—	$—	$4,025
EMEA Industrial Packaging	410	—	—	410
Global Cellulose Fibers	—	710	—	710
Intra-segment Eliminations	(29)	—	—	(29)
Corporate & Intersegment Sales	—	—	121	121
Total	$4,406	$710	$121	$5,237
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $36 million and $38 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $97 million and $99 million at March 31, 2023 and December 31, 2022, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2023 and 2022 is provided below:

	Three Months Ended March 31, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(26)	—	—	(72)	46
Repurchase of stock	—	—	—	—	179	(179)
Common stock dividends ($0.4625 per share)	—	—	(161)	—	—	(161)
Comprehensive income (loss)	—	—	172	14	—	186
Ending Balance, March 31	$449	$4,699	$9,866	$(1,911)	$4,714	$8,389

	Three Months Ended March 31, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	2	—	—	(70)	72
Repurchase of stock	—	—	—	—	428	(428)
Common stock dividends ($0.4625 per share)	—	—	(171)	—	—	(171)
Comprehensive income (loss)	—	—	360	(28)	—	332
Ending Balance, March 31	$449	$4,670	$9,218	$(1,694)	$3,756	$8,887

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) (AOCI), net of tax, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
In millions	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,195)	$(962)
Amounts reclassified from accumulated other comprehensive income	23	20
Balance at end of period	(1,172)	(942)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(722)	(694)
Other comprehensive income (loss) before reclassifications	(9)	(48)
Balance at end of period	(731)	(742)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(10)
Balance at end of period	(8)	(10)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,911)	$(1,694)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2023 and 2022:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2023	2022
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(5)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(24)	(22)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(30)	(27)
Tax (expense) benefit	7	7
Net of tax	(23)	(20)

Total reclassifications for the period	$(23)	$(20)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

NOTE 6 - EARNINGS PER SHARE

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

	Three Months Ended March 31,
In millions, except per share amounts	2023	2022
Earnings (loss) from continuing operations	$172	$267
Weighted average common shares outstanding	349.3	375.2
Effect of dilutive securities
Restricted performance share plan	4.0	4.0
Weighted average common shares outstanding – assuming dilution	353.3	379.2
Basic earnings (loss) per share from continuing operations	$0.49	$0.71
Diluted earnings (loss) per share from continuing operations	$0.49	$0.70

NOTE 7 - DIVESTITURES AND IMPAIRMENTS

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). The Company retained 19.9% of the shares of Sylvamo at the time of the separation and this investment is discussed further in Note 8 - Supplementary Financial Statement Information. As a result of the Distribution, Sylvamo Corporation is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM".

In connection with the Distribution, the Company and Sylvamo entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo after the Distribution. The Company has various ongoing operational agreements with Sylvamo under which it sells fiber, paper and other products. Related party sales under these agreements were $198 million for the three months ended March 31, 2022. Following the sale of its ownership interest in Sylvamo during the third quarter 2022, Sylvamo is no longer considered a related party.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $534 million and $690 million at March 31, 2023 and December 31, 2022, respectively.

Restricted Cash

A reconciliation of cash and temporary investments and restricted cash in the condensed consolidated balance sheet to cash and temporary investments and restricted cash in the condensed consolidated statement of cash flows for the three months ended March 31, 2023 and 2022, respectively is below.

	Three Months Ended March 31,
In millions	2023	2022
Cash and Temporary Investments	$636	$1,031
Restricted Cash	72	88
Total Cash and Temporary Investments and Restricted Cash	$708	$1,119

The Company's restricted cash at March 31, 2023 consists of the cash proceeds from the $72 million first quarter 2023 environmental development bond (EDB) issuance. Proceeds from this debt issuance were used to repay an EDB maturing on April 1, 2023. See Note 15 - Debt for further details regarding the first quarter 2023 EDB issuance and the expected debt repayment.

Accounts and Notes Receivable

In millions	March 31, 2023	December 31, 2022
Accounts and notes receivable, net:
Trade (less allowances of $33 in 2023 and $31 in 2022)	$2,935	$3,064
Other	261	220
Total	$3,196	$3,284

Inventories

In millions	March 31, 2023	December 31, 2022
Raw materials	$242	$267
Finished pulp, paper and packaging	1,043	1,071
Operating supplies	583	516
Other	71	88
Total	$1,939	$1,942

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

Plants, Properties and Equipment

Accumulated depreciation was $18.6 billion and $18.4 billion at March 31, 2023 and December 31, 2022, respectively. Depreciation expense was $232 million and $250 million for the three months ended March 31, 2023 and 2022, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $94 million and $185 million at March 31, 2023 and December 31, 2022, respectively.

There were no insurance recoveries included within capital spending for the three months ended March 31, 2023. Insurance recoveries included in capital spending were $18 million for the three months ended March 31, 2022.

Accounts Payable

Under a supplier finance program, IP agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. IP or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full with the payment date not to exceed 180 days past the invoice date. The accounts payable balance included $142 million and $122 million of supplier finance program liabilities as of March 31, 2023 and December 31, 2022, respectively.

Interest

Interest payments made during the three months ended March 31, 2023 and 2022 were $114 million and $56 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Interest expense	$103	$77
Interest income	41	8
Capitalized interest costs	5	4

Asset Retirement Obligations

The Company had recorded liabilities of $104 million and $105 million related to asset retirement obligations at March 31, 2023 and December 31, 2022, respectively.

NOTE 9 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 30 years. Total lease costs were $75 million and $60 million for the three months ended March 31, 2023 and 2022, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets	$422	$424
Finance lease assets	Plants, properties and equipment, net (a)	48	49
Total leased assets		$470	$473
Liabilities
Current
Operating	Other current liabilities	$143	$147
Finance	Notes payable and current maturities of long-term debt	10	10
Noncurrent
Operating	Long-term lease obligations	286	283
Finance	Long-term debt	47	49
Total lease liabilities		$486	$489

(a)Finance leases are recorded net of accumulated amortization of $62 million and $59 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 10 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investment under the equity method of accounting.
Ilim S.A.

The Company has a 50% equity interest in Ilim S.A. (Ilim), which has subsidiaries, including JSC Ilim Group ("Ilim Group" and together with Ilim, the "Ilim joint venture"), whose primary operations are in Russia. The Company announced in January 2023 that it had entered into an agreement to sell its interest in Ilim to its joint venture partners for $484 million. The completion of the sale is subject to various closing conditions, including the receipt of regulatory approvals in Russia.

The Company also received an indication of interest from its Ilim joint venture partners to purchase all of the Company’s shares (constituting a 2.39% stake) in Ilim Group for $24 million, on terms and conditions to be agreed. The Company intends to pursue an agreement to sell the Ilim Group shares, and to divest other non-material residual interests associated with Ilim, to its Ilim joint venture partners.

In conjunction with the entry into the announced agreement, a determination was made that the book value of the Ilim and Ilim Group investments plus associated cumulative translation losses, exceeded fair value, based upon the agreed upon transaction price for Ilim and the offer price for Ilim Group. As a result, an other than temporary impairment of $43 million and $533 million was recorded in the first quarter of 2023 and fourth quarter of 2022, respectively, to write down these investments to fair value. The impairment charges included approximately $43 million and $375 million of foreign currency cumulative translation adjustment loss in the first quarter of 2023 and fourth quarter of 2022, respectively. As of March 31, 2023, the approximately $418 million of cumulative translation adjustment loss remained within AOCI with the recognition of this loss recorded as an offset to the investment balance.

The Company also evaluated facts and circumstances as of March 31, 2023 and concluded that the held for sale balance sheet classification criteria had been met as of that date and therefore have classified the Ilim joint venture investment balance, net of impairment, as Assets held for sale.

All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the consolidated statement of operations. The Company recorded equity earnings, net of taxes, of $43 million and $93 million for the three months ended March 31, 2023 and 2022, respectively. The Company received cash dividends from the Ilim joint venture of $0 million and $204 million during the first three months of 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the Company's investment in the Ilim joint venture, which is recorded in Assets held for sale in the condensed consolidated balance sheets, was $90 million and $133 million, respectively, which was $442 million and $403 million, respectively, lower than the Company's proportionate share of the Ilim joint venture's underlying net assets.

Summarized financial information for the Ilim joint venture is presented in the following tables:

Balance Sheet

In millions	March 31, 2023	December 31, 2022
Current assets	$717	$766
Noncurrent assets	3,377	3,663
Current liabilities	1,365	1,275
Noncurrent liabilities	1,627	2,040
Noncontrolling interests	39	40

Income Statement

	Three Months Ended March 31,
In millions	2023	2022
Net sales	$622	$707
Gross profit	277	399
Income (loss) from continuing operations	84	182
Net income (loss)	80	177

The Company's remaining equity method investments are not material.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three-months ended March 31, 2023:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2023
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
	3,041	—	3,041
Currency translation and other (a)	1	—	1
Accumulated impairment loss additions / reductions	—	—	—
Balance as of March 31, 2023
Goodwill	3,414	52	3,466
Accumulated impairment losses	(372)	(52)	(424)
Total	3,042	—	3,042

(a)Represents the effects of foreign currency translations.

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	March 31, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$492	$312	$180	$490	$303	$187
Tradenames, patents and trademarks, and developed technology	170	148	22	170	146	24
Land and water rights	8	2	6	8	2	6
Other	21	18	3	23	20	3
Total	$691	$480	$211	$691	$471	$220

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2023	2022
Amortization expense related to intangible assets	$9	$11

NOTE 12 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $169 million and $20 million for the three months ended March 31, 2023 and 2022, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $30 million during the next 12 months.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $111 million in tax, and $375 million in interest, penalties, and fees as of March 31, 2023 (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2022 was $48 million and remains this amount at March 31, 2023. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $240 million ($248 million undiscounted) in the aggregate as of March 31, 2023. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

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

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design (RD) component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. The Record of Decision (ROD) establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the RD. In the summer 2021, remedial action (RA) activities were initiated by the EPA. In October 2022, the Company received a unilateral administrative order to perform the RA. As a result, the Company increased its reserve by $27 million in the fourth quarter of 2022. The total reserve for the Kalamazoo River superfund site was $37 million as of March 31, 2023 and December 31, 2022.

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

With respect to the northern impoundment, the respondents submitted final component of the 90% remedial design to the EPA on November 8, 2022. Upon submittal of the final component, an updated engineering estimate was developed and the Company increased the reserved amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner and without a release to the environment, and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total reserve for the southern and northern impoundment was $95 million as of both March 31, 2023 and December 31, 2022.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $107 million, net of estimated insurance recoveries and $105 million, net of estimated insurance recoveries as of March 31, 2023 and December 31, 2022, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority (ICA) commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary (IP Italy), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State, and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We are evaluating whether to further appeal the Italian Council of State decision to uphold the ICA’s findings. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

NOTE 14 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2023, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2023	2022
Revenue (a)	$33	$7
Expense (b)	31	6
Cash receipts (c)	27	1
Cash payments (d)	27	4

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $5 million for the three months and three months ended March 31, 2023 and 2022, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $2 million for the three months and three months ended March 31, 2023 and 2022, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving wholly-owned, special purpose entities (the "2015 Financing Entities"). Under this agreement, the Company will fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest will also be charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of March 31, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

NOTE 15 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2023, the Company had no borrowings outstanding under the program.

At March 31, 2023, International Paper’s credit facilities totaled $2 billion. The Agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The Agreements include a $1.5 billion contractually committed bank facility with a maturity date of June 2026. The liquidity facilities also included up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in April 2024. At March 31, 2023, there were no borrowings outstanding under either the bank facility or receivables securitization program.

During the first quarter of 2023, the Company entered into a variable term loan agreement providing for a $600 million term loan which was fully drawn on the date of such loan agreement and matures in 2028. The $600 million debt was issued following the repayment of $410 million of commercial paper earlier in 2023 and will be used to repay debt maturing later in 2023 and general corporate purposes. Additionally during the first quarter of 2023, the Company issued an approximately $72 million EDB with an interest rate of 4.00% and a maturity date of April 1, 2026. The proceeds from this issuance were used to repay an approximately $72 million outstanding EDB that matured on April 1, 2023.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2023, we were in compliance with our debt covenants.

At March 31, 2023, the fair value of International Paper’s $5.8 billion of debt was approximately $5.6 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

NOTE 16 - RETIREMENT PLANS

International Paper sponsors and maintains the Retirement Plan of International Paper Company (the "Pension Plan"), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all hourly and union employees who work at a participating business unit. The Pension Plan was frozen as of January 1, 2019 for salaried participants.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2023	2022
Service cost	$12	$23
Interest cost	116	84
Expected return on plan assets	(132)	(162)
Actuarial loss	24	21
Amortization of prior service cost	6	6
Net periodic pension expense (income)	$26	$(28)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the Condensed Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2023 or 2022. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2023.

NOTE 17 - STOCK-BASED COMPENSATION

The Company has an Incentive Compensation Plan (ICP) which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2023, 5.5 million shares were available for grant under the ICP.
Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Total stock-based compensation expense (selling and administrative)	$34	$66
Income tax benefits related to stock-based compensation	11	12

At March 31, 2023, $174 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

Long-Term Incentive Plan

During the first three months of 2023, the Company granted 1.6 million performance units at an average grant date fair value of $37.83 and 1.3 million time-based units at an average grant date fair value of $34.63.

NOTE 18 - BUSINESS SEGMENT INFORMATION

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

Net sales by business segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Industrial Packaging	$4,083	$4,406
Global Cellulose Fibers	811	710
Corporate and Intersegment Sales	126	121
Net Sales	$5,020	$5,237

Operating profit (loss) by business segment for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
In millions	2023	2022
Industrial Packaging	$322	$397
Global Cellulose Fibers	(16)	(49)
Business Segment Operating Profits	$306	348

Earnings (loss) from continuing operations before income taxes and equity earnings	$221	$362
Interest expense, net	62	69
Corporate expenses, net	8	12
Corporate net special items	—	(46)
Non-operating pension expense (income)	15	(49)
Business Segment Operating Profits	$306	$348

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report.

EXECUTIVE SUMMARY

Net earnings (loss) were $172 million ($0.49 per diluted share) in the first quarter of 2023, compared with $(318) million ($(0.90) per diluted share) in the fourth quarter of 2022 and $360 million ($0.95 per diluted share) in the first quarter of 2022. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $185 million ($0.53 per diluted share) in the first quarter of 2023, compared with $309 million ($0.87 per diluted share) in the fourth quarter of 2022 and $195 million ($0.51 per diluted share) in the first quarter of 2022.

International Paper’s first quarter 2023 earnings reflect solid performance in the face of a challenging macroeconomic environment. During the quarter, we delivered $65 million of year-over-year incremental earnings benefit from our Building a Better IP initiatives. Additionally, our mill system continued to perform well as we successfully executed our highest planned maintenance outage quarter of 2023. As we entered 2023, we recognized there were macroeconomic uncertainties ahead of us and that our businesses are not immune to these risks. These macro trends shifted in the latter half of the first quarter 2023 resulting in a weaker demand environment as our customers and the broader supply chain worked through elevated inventories of their products. We also believe inflationary pressure, rising interest rates and the pull forward of goods during the pandemic are weighing on consumers resulting in lower demand for our products as consumer priorities remain focused on non-discretionary goods and services in the near term. Margins were also under pressure from lower prices across our portfolio, partially offset by lower input costs. Our customers and the broader supply chain continued to work through elevated inventories of their products which has constrained demand. While we believe most of the destocking through the retail chain has been resolved, it continues throughout the rest of the supply chain, especially our manufacturer customers. We believe this will run its course through the second quarter, resulting in an improved demand environment in the second half of 2023. Regarding capital allocation in the first quarter 2023, we returned $319 million to shareowners, including $157 million of share repurchases. During the first quarter 2023, cash from operations was $345 million and free cash flow was $4 million. First quarter cash from operations and free cash flow included a $193 million final payment to the IRS for the timber monetization restructuring settlement. Finally, with respect to the sale of our interest in the Ilim joint venture, we made good progress in the quarter toward the completion of the sale, with the buyers receiving an important required approval from a Russian commission overseeing exits by foreign companies, but we are still awaiting approval from the Russian competition authority. We are optimistic this approval will be received soon and we plan to close shortly thereafter.

Comparing our performance in the first quarter 2023 to the fourth quarter 2022, price and mix was lower in our North American Industrial Packaging business due to index movements and lower export prices. Price in our Global Cellulose Fibers business was relatively flat as the earnings benefit from contract restructuring was offset by unfavorable mix as a result of lower absorbent pulp shipments and prior index movements. Volume in our North American Industrial Packaging business was flat as weaker demand and customer inventory destocking was offset by four additional shipping days in the first quarter 2023. Volume in our Global Cellulose Fibers business was similarly impacted by customer inventory destocking in addition to the negative volume impact from the Chinese new year. Operations and costs were higher in our North American Industrial Packaging and Global Cellulose Fibers businesses, in spite of the mills running well, on the non-repeat of favorable one-time items from the fourth quarter 2022 associated with lower employee benefits costs, workers’ compensation costs and medical claims. Additionally, our Global Cellulose Fibers business was impacted by higher economic downtime due to the lower demand environment. Maintenance outages were sequentially higher as the first quarter 2023 represents the highest planned maintenance outage quarter in 2023. Input costs were significantly lower in both business segments, driven by lower energy, freight and recovered fiber costs.

Looking ahead to the second quarter 2023, as compared to the first quarter 2023, in our Industrial Packaging business, we expect price and mix to be lower primarily due to prior index movements along with lower prices in the export market to date. Volume is expected to be seasonally higher in North America, partially offset by one less shipping day. Operations and costs are expected to be higher due to the timing of spending in the second quarter 2023. Maintenance outage expense is expected to decrease relative to the first quarter 2023. The second quarter 2023 will represent approximately 40% of total planned maintenance outage with approximately 80% of the annual outages completed through the first half of 2023. Input costs are expected to be lower driven by lower costs for energy and freight. In our Global Cellulose Fibers business, we expect price and mix to decrease earnings on prior index movements. Volume is expected to be seasonally higher demand. Operations and costs are expected to be favorable due to lower supply chain costs, lower unabsorbed fixed costs due to higher volume and seasonality. Maintenance outage expense is expected to be lower along with lower input costs, primarily due to lower energy and fiber costs.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures and are defined as net earnings (loss) (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and items considered by management to be unusual (net special items) from net earnings (loss) reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Net earnings (loss) to Adjusted operating earnings (loss) on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items expense (income) referenced in the charts below.

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2023	2022	2022
Net earnings (loss)	$172	$360	$(318)
Less - Discontinued operations (gain) loss	—	(93)	489
Earnings (loss) from continuing operations	172	267	171
Add back - Non-operating pension expense (income)	15	(49)	(48)
Add back - Net special items expense (income)	3	(46)	144
Income tax effect - Non-operating pension and net special items expense (income)	(5)	23	42
Adjusted operating earnings (loss)	$185	$195	$309

	Three Months Ended March 31,		Three Months Ended December 31,
	2023	2022	2022
Diluted earnings (loss) per share	$0.49	$0.95	$(0.90)
Less - Discontinued operations (gain) loss per share	—	(0.25)	1.38
Diluted earnings (loss) per share from continuing operations	0.49	0.70	0.48
Add back - Non-operating pension expense (income) per share	0.04	(0.13)	(0.13)
Add back - Net special items expense (income) per share	0.01	(0.12)	0.41
Income tax effect per share - Non-operating pension and net special items expense (income)	(0.01)	0.06	0.11
Adjusted operating earnings (loss) per share	$0.53	$0.51	$0.87

Cash provided by operations, including discontinued operations, totaled $345 million and $588 million for the first three months of 2023 and 2022, respectively. The Company generated free cash flow of approximately $4 million and $403 million in the first three months of 2023 and 2022, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2023	2022
Cash provided by operations	$345	$588
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(341)	(185)
Free Cash Flow	$4	$403

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

RESULTS OF OPERATIONS
For the first quarter of 2023, International Paper reported net sales of $5.0 billion, compared with $5.1 billion in the fourth quarter of 2022 and $5.2 billion in the first quarter of 2022.
Net earnings (loss) totaled $172 million, or $0.49 per diluted share, in the first quarter of 2023. This compared with $(318) million, or $(0.90) per diluted share, in the fourth quarter of 2022 and $360 million, or $0.95 per diluted share, in the first quarter of 2022.

Earnings from Continuing Operations
(after tax, in millions)
$300
$250
$200
$150
$100
$50
$0
$171
($38)
($4)
($93)
$100
($74)
($23)
$2
($2)
$8
$172
($47)
$172
Q4 2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2023

Compared with the fourth quarter of 2022, earnings from continuing operations benefited from lower raw material and freight costs ($100 million) and lower tax expense ($8 million). These benefits were offset by lower average sales prices and an unfavorable mix ($38 million), lower sales volumes ($4 million), higher operating costs ($93 million), higher mill maintenance outage costs ($74 million), higher corporate and other items ($23 million), higher net interest expense ($2 million) and higher non-operating pension expense ($47 million). Equity earnings, net of taxes, were $2 million higher in the first quarter of 2023 than in the fourth quarter of 2022. Net special items in the first quarter of 2023 were a charge of $2 million compared with a charge of $174 million in the fourth quarter of 2022.

Earnings from Continuing Operations
(after tax, in millions)
$550
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$267
$227
($73)
($275)
$87
$4
$3
($1)
$7
$11
($37)
($48)
$172
Q1 2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2023

Compared with the first quarter of 2022, the first quarter of 2023 reflects higher average sales prices ($227 million), lower raw material and freight costs ($87 million), lower mill maintenance outage costs ($4 million), lower corporate and other costs ($3 million), lower net interest expense ($7 million) and lower tax expense ($11 million). These benefits were offset by lower sales volumes ($73 million), higher operating costs ($275 million) and higher non-operating pension expense ($48 million). Equity earnings, net of taxes, were $1 million lower in the first quarter of 2023 than in the first quarter of 2022. Net special items in the first quarter of 2023 were a charge of $2 million compared with a gain of $35 million in the first quarter of 2022.

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

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers. On January 24, 2023, the Company announced an agreement to sell its Ilim equity investment and, as a result, all current and historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable industry segment.

The following table presents a reconciliation of Net earnings (loss) from continuing operations to its total business segment operating profit:

	Three Months Ended
	March 31,		December 31,
In millions	2023	2022	2022
Net Earnings (Loss) from Continuing Operations	$172	$267	$171
Add back (deduct):
Income tax provision (benefit)	48	95	148
Equity (earnings) loss, net of taxes	1	—	3
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	221	362	322
Interest expense, net	62	69	59
Less than wholly owned subsidiaries included in operations	—	—	(3)
Corporate expenses, net	8	12	(20)
Corporate net special items	—	(46)	65
Business net special items	—	—	76
Non-operating pension expense (income)	15	(49)	(48)
Adjusted Operating Profit	$306	$348	$451
Business Segment Operating Profit (Loss):
Industrial Packaging	$322	$397	$416
Global Cellulose Fibers	(16)	(49)	35
Total Business Segment Operating Profit	$306	$348	$451

Business Segment Operating Profit
Total business segment operating profits were $306 million in the first quarter of 2023, $451 million in the fourth quarter of 2022 and $348 million in the first quarter of 2022.

Business Segment Operating Profit (in millions)
$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$451
$(51)
$(5)
$(124)
$134
$(99)
$306
Q4 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2023

Compared with the fourth quarter of 2022, operating profits benefited from lower raw material and freight costs ($134 million). These benefits were offset by lower average sales prices and an unfavorable mix ($51 million), lower sales volumes ($5 million), higher operating costs ($124 million) and higher mill outage costs ($99 million).

Business Segment Operating Profit (in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$348
$311
$(100)
$(377)
$119
$5
$306
Q1 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2023

Compared with the first quarter of 2022, operating profits in the current quarter benefited from higher average sales prices ($311 million), lower raw material and freight costs ($119 million) and lower mill outage costs ($5 million). These benefits were offset by lower sales volumes ($100 million) and higher operating costs ($377 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2023	2022
Industrial Packaging
Corrugated Packaging (b)	2,381	2,618
Containerboard	544	712
Recycling	560	564
Saturated Kraft	34	44
Gypsum/Release Kraft	60	54
EMEA Packaging (b)	335	368
Industrial Packaging	3,914	4,360
Global Cellulose Fibers (in thousands of metric tons) (c)	688	712

(a)Sales volumes include third party and intersegment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold (CTS). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

On January 24, 2023, the Company announced it had reached an agreement to sell its equity investment in Ilim and had also received an indication of interest to purchase its equity investment in Ilim Group. All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the consolidated statement of operations. This transaction is discussed further in Note 10 - Equity Method Investments of Item 1. Financial Statements.

Discontinued operations include the equity earnings of the Ilim joint venture. Discontinued operations also includes after-tax net special items charges of $43 million and $533 million for the three months ended March 31, 2023 and December 31, 2022, respectively.

Details of these charges were as follows:

	Three Months		Three Months
	March 31,		December 31,
	2023		2022
In millions	Before Tax	After Tax	Before Tax	After Tax
Ilim equity method investment impairment	$43	$43	$533	$533
Total	$43	$43	$533	$533

Income Taxes

An income tax provision of $48 million was recorded for the first quarter of 2023 and the reported effective income tax rate was 22%. Excluding a benefit of $1 million related to the tax effects of net special items and a benefit of $4 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the quarter. The effective tax rate for the first quarter of 2023 was lower than the prior quarter primarily due to a decrease in state income taxes in the first quarter of 2023.

An income tax provision of $148 million was recorded for the fourth quarter of 2022 and the reported effective income tax rate was 46%. Excluding expense of $30 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 25% for the quarter.

An income tax provision of $95 million was recorded for the first quarter of 2022 and the reported effective income tax rate was 26%. Excluding expense of $11 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 27% for the quarter. The higher operational effective income tax rate in the first quarter of 2022 was primarily due to reduced tax benefits for equity-based compensation.

The operational tax provision and rate are non-GAAP measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). Management believes that the presentation provides useful information to investors by providing a more meaningful comparison of the income tax rate between past and present periods.

Interest Expense
Net interest expense was $62 million in the first quarter of 2023, compared with $59 million in the fourth quarter of 2022 and $69 million in the first quarter of 2022. The first quarter of 2023 and fourth quarter of 2022 include $3 million of interest expense related to the previously announced settlement of the timber monetization restructuring tax matter.

Effects of Net Special Items Expense (Income) and Non-Operating Pension Expense
Details of net special items expense (income) excluding interest expense and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	March 31,				December 31,
	2023		2022		2022
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Business Segments
Net (gains) losses on sales and impairments of businesses	$—	$—	$—	$—	$76	$76
Business Segments Total	—	—	—	—	76	76
Corporate
Environmental remediation reserve adjustment	$—	$—	$—	$—	$48	$36
Sylvamo investment	—	—	(46)	(35)	—	—
Legal reserve adjustments	—	—	—	—	11	8
Foreign currency cumulative translation loss related to sale of equity method investment	—	—	—	—	10	10
Other	—	—	—	—	(4)	(3)
Corporate Total	—	—	(46)	(35)	65	51
Total net special items expense (income)	—	—	(46)	(35)	141	127
Non-operating pension expense (income)	15	11	(49)	(37)	(48)	(36)
Total net special items and non-operating pension expense (income)	$15	$11	$(95)	$(72)	$93	$91
Net special items expense (income) include the following tax expenses (benefits):

	Three Months Ended
	March 31,		December 31,
In millions	2023	2022	2022
Foreign deferred tax valuation allowance	$—	$—	$45
Total	$—	$—	$45

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2023	2022
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$4,083	$4,406	$4,169
Operating Profit (Loss)	$322	$397	$416
Industrial Packaging net sales for the first quarter of 2023 were 2% lower compared with the fourth quarter of 2022 and 7% lower compared with the first quarter of 2022. Operating profit was 23% lower in the first quarter of 2023 compared with the fourth quarter of 2022 and 19% lower compared with the first quarter of 2022.

North American Industrial Packaging	2023	2022
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,724	$4,025	$3,805
Operating Profit (Loss)	$302	$400	$416
(a)Includes intra-segment sales of $32 million, $29 million and $30 million for the three months ended March 31, 2023 and 2022 and December 31, 2022, respectively.

North American Industrial Packaging sales volumes in the first quarter of 2023 were lower compared to the fourth quarter of 2022 for corrugated boxes in all segments driven by the macroeconomic environment reflecting consumer focus on non-discretionary and value spending and retailer and manufacturer inventory reduction. Containerboard sales volumes were flat. Total maintenance and economic downtime was about 45,000 short tons lower in the first quarter of 2023 compared with the fourth quarter of 2022, driven by lower economic downtime partially offset by higher maintenance downtime. Average sales margins were lower reflecting lower average sales prices for boxes and containerboard partially offset by a favorable mix. Operating costs were higher driven by the non-repeat of favorable one-time items for employee benefit costs and medical claims in the fourth quarter of 2022 partially offset by lower distribution costs. Planned maintenance downtime costs were $92 million higher in the first quarter of 2023 compared with the fourth quarter of 2022. Input costs were lower driven by energy, recovered fiber and wood.
Compared with the first quarter of 2022, sales volumes in the first quarter of 2023 were lower for corrugated boxes and containerboard. Sales volumes for corrugated boxes were lower reflecting inflation impacts on consumer spending as well as inventory destocking by retailers and manufacturers. Total maintenance and economic downtime was about 409,000 short tons higher in the first quarter of 2023, primarily due to higher economic downtime. Average sales prices for boxes were higher reflecting previous price increases. Export containerboard prices were lower. Operating costs increased, driven by economic downtime, inflation on goods and services and distribution costs. Planned maintenance downtime costs were $4 million lower in the first quarter of 2023 compared with the first quarter of 2022. Input costs were significantly lower driven by recovered fiber costs.
Entering the second quarter of 2023, sales volumes are expected to be seasonally higher compared to the first quarter of 2023. There is one less shipping day in the second quarter. Average sales margins are expected to be lower. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be $10 million lower in the second quarter of 2023 compared with the first quarter of 2023. Input costs are expected to be lower driven by energy, wood and freight.

EMEA Industrial Packaging	2023	2022
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$391	$410	$394
Operating Profit (Loss)	$20	$(3)	$—

EMEA Industrial Packaging sales volumes for corrugated boxes in the first quarter of 2023 were stable compared with the fourth quarter of 2022 seasonally as higher volumes in Morocco were offset by lower volumes in Europe. Average sales margins for corrugated boxes were stable. Average sales margins for containerboard were lower. Operating costs were stable. Planned maintenance outage costs were $4 million lower in the first quarter of 2023 compared with the fourth quarter of 2022. Input costs were lower driven by energy costs.

Compared with the first quarter of 2022, sales volumes in the first quarter of 2023 were lower reflecting softening demand in the Eurozone. Average sales margins for corrugated boxes were higher driven by lower containerboard costs. Operating costs were higher driven by inflation on goods and services. Distribution costs were higher. There were no planned maintenance outages in either the first quarter of 2023 or the first quarter of 2022. Input costs were lower primarily for energy.

Looking ahead to the second quarter of 2023, sales volumes for corrugated boxes are expected to be higher in Europe and seasonally lower in Morocco. Average sales margins are expected to be lower. Operating costs are expected to be higher. There are no planned maintenance outages in the second quarter of 2023. Input costs are expected to be lower.

Global Cellulose Fibers

Total Global Cellulose Fibers	2023	2022
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$811	$710	$842
Operating Profit (Loss)	$(16)	$(49)	$35

Global Cellulose Fibers net sales in the first quarter of 2023 were 4% lower compared with the fourth quarter of 2022 and 14% higher than in the first quarter of 2022. Operating profit was lower in the first quarter of 2023 compared with the fourth quarter of 2022 and improved compared with the first quarter of 2022.
Sales volumes in the first quarter of 2023 compared with the fourth quarter of 2022 were lower due to seasonality and customer inventory destocking. Total maintenance and economic downtime was about 100,000 short tons higher in the first quarter of 2023 compared with the fourth quarter of 2022 driven by economic downtime. Average sales margins were slightly lower as the benefits from contract restructuring was offset by price index movement and an unfavorable product mix. Operating costs were higher driven by economic downtime and the non-repeat of favorable one-time items for employee benefit costs and medical claims in the fourth quarter of 2022. Planned maintenance downtime costs in the first quarter of 2023 were $11 million higher compared with the fourth quarter of 2022. Input costs were lower, primarily for energy and wood.
Compared with the first quarter of 2022, sales volumes in the first quarter of 2023 were lower driven by customer inventory destocking. Total maintenance and economic downtime was about 132,000 short tons higher in the first quarter of 2023, mainly due to economic downtime. Average sales margins were higher reflecting higher average sales prices partially offset by an unfavorable product mix. Operating costs were higher driven by economic downtime and distribution costs. Planned maintenance downtime costs in the first quarter of 2023 were $1 million lower compared with the first quarter of 2022. Input costs were higher primarily for chemicals and wood partially offset by lower energy costs.
Entering the second quarter of 2023, sales volumes are expected to be higher. Average sales margins are expected to be lower. Planned maintenance downtime costs in the second quarter of 2023 are expected to be $33 million lower compared with the first quarter of 2023. Operating costs are expected to be lower. Input costs are expected to be lower.

Equity Earnings, Net of Taxes – Ilim

On January 24, 2023, the Company announced it had reached an agreement to sell its equity investment in Ilim and also received from the same purchasers an indication of interest to purchase its equity investment in Ilim Group. This transaction is discussed further in Note 10 - Equity Method Investments of Item 1. Financial Statements .

In conjunction with the entry into the announced agreement, a determination was made that the book value of the Ilim and Ilim Group investments plus associated cumulative translation losses, exceeded fair value, based upon the agreed upon transaction price for Ilim and the offer price for Ilim Group. As a result, an other than temporary impairment of $43 million and $533 million was recorded in the first quarter of 2023 and fourth quarter of 2022, respectively, to write down these investments to fair value. The impairment charges included approximately $43 million and $375 million of foreign currency cumulative translation adjustment loss in the first quarter of 2023 and fourth quarter of 2022, respectively. As of March 31, 2023, the approximately $418 million of cumulative translation adjustment loss remained within AOCI with the recognition of this loss recorded as an offset to the investment balance.

All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the consolidated statement of operations. The Company recorded equity earnings, net of taxes, related to Ilim of $43 million in the first quarter 2023, compared with earnings of $45 million in the fourth quarter 2022 and $93 million in the first quarter of 2022. In the first quarter of 2022, foreign exchange gains (losses) of ($15) million, were included in equity earnings. Ilim Group had no US dollar-denominated debt outstanding at March 31, 2023 and December 31 2022.

Compared with the fourth quarter of 2022, results in the first quarter of 2023 were relatively flat, reflecting the negative impact of lower volumes and lower average sales prices, offset by lower operating costs and the positive impact of a weaker ruble. Sales volumes in the first quarter of 2023 were 10% lower driven primarily by lower sales of softwood pulp in China, other export markets and Russia. Sales of hardwood pulp declined sharply in other export markets and Russia, but were partially offset by higher sales of hardwood pulp in China. Containerboard sales declined in China and other export markets, but were more than offset by significantly higher sales of containerboard in Russia. Average sales margins were markedly lower for sales of softwood pulp, hardwood pulp and containerboard reflecting lower average sales prices in all markets. Input costs were relatively flat. Lower maintenance and no outages in the first quarter of 2023 contributed to a decrease in operating costs.

Compared with the first quarter of 2022, lower sales volumes, declining average sales margins, higher input costs due to inflation, and higher operating costs contributed to lower earnings in the first quarter of 2023. Sales volumes in the first quarter of 2023 were 7% lower as shipments of softwood pulp, hardwood pulp and containerboard to Europe and other export countries declined, but were partially offset by higher shipments of those products to China. In Russia, sales of containerboard were higher, but were partially offset by lower sales of softwood pulp and hardwood pulp. Average sales margins were significantly lower reflecting lower average sales prices for sales of containerboard in China, Russia and other export markets, partially offset by higher average sales margins for sales of softwood pulp and hardwood pulp in all markets. Input costs for wood and fuel increased. The sale of timber and saw logs declined. Transportation costs decreased as transportation tariffs and shipping routes were changed. The Company received cash dividends from the joint venture of $0 million in the first three months of 2023 and $204 million in the first three months of 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $345 million for the first three months of 2023, compared with $588 million for the comparable 2022 three-month period.

Investments in capital projects, net of insurance recoveries, totaled $341 million in the first three months of 2023, compared to $185 million in the first three months of 2022. Full-year 2023 capital spending is currently expected to be approximately $1.0 billion to $1.2 billion, or 99% to 118% of depreciation and amortization.

Financing activities for the first three months of 2023 included a $257 million net increase in debt versus a $85 million net increase in debt during the comparable 2022 three-month period.

See Note 15 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the first quarter of 2023.

There were no early debt reductions for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 9 - Leases and excluding the timber monetization structure disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows: $352 million in 2023; $148 million in 2024; $191 million in 2025; $144 million in 2026; $298 million in 2027; and $4.7 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2023, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At March 31, 2023, International Paper’s credit agreements totaled $2.0 billion, which is comprised of the $1.5 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2023, the Company had no borrowings outstanding under the $1.5 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 15 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2023 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $2.0 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.5 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2023, the Company had no borrowings outstanding under the program.

During the first quarter of 2023, the Company entered into a variable term loan agreement providing for a $600 million term loan which was fully drawn on the date of such loan agreement and matures in 2028. The $600 million debt was issued following the repayment of $410 million of commercial paper earlier in 2023 and will be used to repay debt maturing later in 2023 and general corporate purposes.

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

During the first three months of 2023, International Paper used 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 4.8 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $177 million, including $157 million related to shares repurchased under the Company's repurchase program. Our current share repurchase program approved by our Board of Directors on October 11, 2022, which does not have an expiration date, has approximately $3.01 billion aggregate amount of shares of common stock remaining authorized for purchase as of March 31, 2023.

During the first three months of 2022, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 9.4 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $428 million, including $406 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $162 million and $174 million for the first three months of 2023 and 2022, respectively. Dividends were $0.4625 per share for the both of the first three months of 2023 and 2022.

Our pension plan is currently sufficiently funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the 2015 Financing Entities timber monetization restructuring tax matter. Under this agreement, the Company will fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest will also be charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of March 31, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2023.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of GHGs and other environmental, social and governance matters; (ii) the level of our indebtedness and changes in interest rates (including the impact of current elevated interest rate levels); (iii) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets, including possible instability in such markets and/or disruptions to the banking system due to potential or actual bank failures; (iv) domestic and global geopolitical conditions, changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of our future pension funding obligations, and pension and healthcare costs; (vi) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (vii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (viii) the impact of the conflict involving Russia and Ukraine, including in connection with related escalated sanctions imposed by the United States, the European Union, G7 and other countries and possible actions by the Russian government, and the impact of such developments on domestic and global economic and geopolitical conditions in general and on us and our Ilim joint venture, which could be materially and adversely affected by such developments, and our inability to predict the full impact of the Russian invasion of Ukraine, current or future sanctions, current or future actions by the Russian government, geopolitical instability and the possibility of broadened military conflict on our Ilim joint venture, on our receipt of dividends from our Ilim joint venture and on our ability to complete the sale of our interest in the Ilim joint venture under the terms of the agreement with our joint venture partners to purchase our interest (and, if we are unable to complete such a sale, on the value of and our ability to sell our interest to another purchaser); (ix) risks inherent in conducting business through joint ventures; (x) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs and other corporate transactions, (xi) cybersecurity and information technology risks; (xii) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xiii) our exposure to claims under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xv) our ability to attract and retain qualified personnel, particularly in light of current labor market conditions. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and SEC filings. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 41-42 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2022.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 13 of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Part I, Item 1A).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2023 - January 31, 2023	213,568	$34.74	211,409	$3.15
February 1, 2023 - February 28, 2023	2,225,142	39.04	1,739,884	3.09
March 1, 2023 - March 31, 2023	2,313,792	35.88	2,314,259	3.00
Total	4,752,502
(a) 486,951 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. As of March 31, 2023 approximately $3.01 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization. This authorization was increased by our Board on October 11, 2022, up to a total of $3.35 billion shares. This repurchase program does not have an expiration date.

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

INTERNATIONAL PAPER COMPANY (Registrant)

April 28, 2023	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

April 28, 2023	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller