Form 10-Q
period 2023-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2023-07-28
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 21, 2023 was 345,999,129.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales	$4,682	$5,389	$9,702	$10,626
Costs and Expenses
Cost of products sold	3,360	3,806	7,002	7,645
Selling and administrative expenses	336	300	717	641
Depreciation, amortization and cost of timber harvested	244	267	485	528
Distribution expenses	376	442	798	866
Taxes other than payroll and income taxes	40	36	76	72
Net (gains) losses on mark to market investments	—	(3)	—	(49)
Interest expense, net	59	74	121	143
Non-operating pension expense (income)	12	(47)	27	(96)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	255	514	476	876
Income tax provision (benefit)	33	96	81	191
Equity earnings (loss), net of taxes	—	(2)	(1)	(2)
Earnings (Loss) From Continuing Operations	$222	$416	$394	$683
Discontinued operations, net of taxes	13	95	13	188
Net Earnings (Loss)	$235	$511	$407	$871
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.64	$1.13	$1.13	$1.83
Discontinued operations, net of taxes	0.04	0.26	0.04	0.51
Net earnings (loss)	$0.68	$1.39	$1.17	$2.34
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.64	$1.13	$1.12	$1.82
Discontinued operations, net of taxes	0.04	0.25	0.04	0.50
Net earnings (loss)	$0.68	$1.38	$1.16	$2.32
Average Shares of Common Stock Outstanding – assuming dilution	346.5	370.7	349.5	375.7
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Earnings (Loss)	$235	$511	$407	$871
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	21	23	44	43
Change in cumulative foreign currency translation adjustment	(30)	182	(39)	134
Total Other Comprehensive Income (Loss), Net of Tax	(9)	205	5	177
Comprehensive Income (Loss)	$226	$716	$412	$1,048
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$746	$804
Accounts and notes receivable, net	3,140	3,284
Contract assets	490	481
Inventories	1,911	1,942
Assets held for sale	30	133
Other current assets	159	126
Total Current Assets	6,476	6,770
Plants, Properties and Equipment, net	10,473	10,431
Investments	183	186
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,303	2,294
Goodwill	3,043	3,041
Overfunded Pension Plan Assets	315	297
Right of Use Assets	449	424
Deferred Charges and Other Assets	441	497
Total Assets	$23,683	$23,940
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$248	$763
Accounts payable	2,394	2,708
Accrued payroll and benefits	385	355
Other current liabilities	1,040	1,174
Total Current Liabilities	4,067	5,000
Long-Term Debt	5,572	4,816
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,110	2,106
Deferred Income Taxes	1,735	1,732
Underfunded Pension Benefit Obligation	283	281
Postretirement and Postemployment Benefit Obligation	139	150
Long-Term Lease Obligations	304	283
Other Liabilities	1,069	1,075
Equity
Common stock, $1 par value, 2023 – 448.9 shares and 2022 – 448.9 shares	449	449
Paid-in capital	4,688	4,725
Retained earnings	9,938	9,855
Accumulated other comprehensive loss	(1,920)	(1,925)
	13,155	13,104
Less: Common stock held in treasury, at cost, 2023 – 102.9 shares and 2022 – 98.6 shares	4,751	4,607
Total Equity	8,404	8,497
Total Liabilities and Equity	$23,683	$23,940
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net earnings (loss)	$407	$871
Depreciation, amortization and cost of timber harvested	485	528
Deferred income tax provision (benefit), net	(13)	(5)
Net (gains) losses on mark to market investments	—	(49)
Net (gains) losses on sales and impairments of equity method investments	76	—
Equity method dividends received	13	204
Equity (earnings) losses, net of taxes	(88)	(186)
Periodic pension (income) expense, net	47	(58)
Other, net	34	72
Changes in current assets and liabilities
Accounts and notes receivable	160	(276)
Contract assets	(9)	(129)
Inventories	87	(133)
Accounts payable and accrued liabilities	(280)	199
Interest payable	(23)	3
Other	(23)	(63)
Cash Provided By (Used For) Operations	873	978
Investment Activities
Invested in capital projects, net of insurance recoveries	(608)	(371)
Proceeds from exchange of equity securities	—	144
Proceeds from sale of fixed assets	3	11
Other	2	(1)
Cash Provided By (Used For) Investment Activities	(603)	(217)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(218)	(823)
Issuance of debt	772	232
Reduction of debt	(536)	(243)
Change in book overdrafts	(33)	(47)
Dividends paid	(322)	(344)
Other	(1)	(1)
Cash Provided By (Used For) Financing Activities	(338)	(1,226)
Effect of Exchange Rate Changes on Cash and Temporary Investments	10	(4)
Change in Cash and Temporary Investments	(58)	(469)
Cash and Temporary Investments
Beginning of period	804	1,295
End of period	$746	$826

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. You should read these condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the Securities and Exchange Commission.

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company has applied and will continue to apply the amendments in this update to account for contract modifications due to changes in reference rates as those modifications occur. We do not expect these amendments to have a material impact on our consolidated financial statements and related disclosures.

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

Disaggregated Revenue

	Three Months Ended June 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,305	$616	$100	$4,021
EMEA	351	26	—	377
Pacific Rim and Asia	7	56	—	63
Americas, other than U.S.	221	—	—	221
Total	$3,884	$698	$100	$4,682

Operating Segments
North American Industrial Packaging	$3,550	$—	$—	$3,550
EMEA Industrial Packaging	351	—	—	351
Global Cellulose Fibers	—	698	—	698
Intra-segment Eliminations	(17)	—	—	(17)
Corporate & Intersegment Sales	—	—	100	100
Total	$3,884	$698	$100	$4,682
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,760	$1,346	$226	$8,332
EMEA	742	51	—	793
Pacific Rim and Asia	15	112	—	127
Americas, other than U.S.	450	—	—	450
Total	$7,967	$1,509	$226	$9,702

Operating Segments
North American Industrial Packaging	$7,274	$—	$—	$7,274
EMEA Industrial Packaging	742	—	—	742
Global Cellulose Fibers	—	1,509	—	1,509
Intra-segment Eliminations	(49)	—	—	(49)
Corporate & Intersegment Sales	—	—	226	226
Total	$7,967	$1,509	$226	$9,702
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,842	$752	$109	$4,703
EMEA	413	25	—	438
Pacific Rim and Asia	11	11	1	23
Americas, other than U.S.	225	—	—	225
Total	$4,491	$788	$110	$5,389

Operating Segments
North American Industrial Packaging	$4,126	$—	$—	$4,126
EMEA Industrial Packaging	413	—	—	413
Global Cellulose Fibers	—	788	—	788
Intra-segment Eliminations	(48)	—	—	(48)
Corporate & Intersegment Sales	—	—	110	110
Total	$4,491	$788	$110	$5,389
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$7,603	$1,414	$229	$9,246
EMEA	823	55	—	878
Pacific Rim and Asia	21	29	2	52
Americas, other than U.S.	450	—	—	450
Total	$8,897	$1,498	$231	$10,626

Operating Segments
North American Industrial Packaging	$8,151	$—	$—	$8,151
EMEA Industrial Packaging	823	—	—	823
Global Cellulose Fibers	—	1,498	—	1,498
Intra-segment Eliminations	(77)	—	—	(77)
Corporate & Intersegment Sales	—	—	231	231
Total	$8,897	$1,498	$231	$10,626
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $22 million and $38 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $95 million and $99 million at June 30, 2023 and December 31, 2022, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three and six months ended June 30, 2023 and 2022 is provided below:

	Three Months Ended June 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, April 1	$449	$4,699	$9,866	$(1,911)	$4,714	$8,389
Issuance of stock for various plans, net	—	(11)	—	—	(3)	(8)
Repurchase of stock	—	—	—	—	40	(40)
Common stock dividends ($0.4625 per share)	—	—	(163)	—	—	(163)
Comprehensive income (loss)	—	—	235	(9)	—	226
Ending Balance, June 30	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404

	Six Months Ended June 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(37)	—	—	(75)	38
Repurchase of stock	—	—	—	—	219	(219)
Common stock dividends ($0.9250 per share)	—	—	(324)	—	—	(324)
Comprehensive income (loss)	—	—	407	5	—	412
Ending Balance, June 30	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404

	Three Months Ended June 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, April 1	$449	$4,670	$9,218	$(1,694)	$3,756	$8,887
Issuance of stock for various plans, net	—	5	—	—	(2)	7
Repurchase of stock	—	—	—	—	395	(395)
Common stock dividends ($0.4625 per share)	—	—	(172)	—	—	(172)
Comprehensive income (loss)	—	—	511	205	—	716
Ending Balance, June 30	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043

	Six Months Ended June 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	7	—	—	(72)	79
Repurchase of stock	—	—	—	—	823	(823)
Common stock dividends ($0.9250 per share)	—	—	(343)	—	—	(343)
Comprehensive income (loss)	—	—	871	177	—	1,048
Ending Balance, June 30	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) (AOCI), net of tax, for the three months and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,172)	$(942)	$(1,195)	$(962)
Amounts reclassified from accumulated other comprehensive income	21	23	44	43
Balance at end of period	(1,151)	(919)	(1,151)	(919)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(731)	(742)	(722)	(694)
Other comprehensive income (loss) before reclassifications	(30)	182	(39)	134
Balance at end of period	(761)	(560)	(761)	(560)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(10)	(8)	(10)
Balance at end of period	(8)	(10)	(8)	(10)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,920)	$(1,489)	$(1,920)	$(1,489)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2023 and 2022:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(6)	$(12)	$(11)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(22)	(24)	(46)	(46)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(28)	(30)	(58)	(57)
Tax (expense) benefit	7	7	14	14
Net of tax	(21)	(23)	(44)	(43)
Total reclassifications for the period	$(21)	$(23)	$(44)	$(43)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 16 for additional details).

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings per share is computed assuming that all potentially dilutive securities were converted into common shares. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings per share. A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2023	2022	2023	2022
Earnings (loss) from continuing operations	$222	$416	$394	$683
Weighted average common shares outstanding	346.2	367.6	347.7	371.4
Effect of dilutive securities
Restricted performance share plan	0.3	3.1	1.8	4.3
Weighted average common shares outstanding – assuming dilution	346.5	370.7	349.5	375.7
Basic earnings (loss) per share from continuing operations	$0.64	$1.13	$1.13	$1.83
Diluted earnings (loss) per share from continuing operations	$0.64	$1.13	$1.12	$1.82

NOTE 7 - DIVESTITURES AND IMPAIRMENTS

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation. The transaction was implemented through the distribution of shares of the standalone company to International Paper's shareholders (the "Distribution"). The Company retained 19.9% of the shares of Sylvamo at the time of the separation with the intent to monetize its investment and provide additional proceeds to the Company. As a result of the Distribution, Sylvamo Corporation is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM."

In connection with the Distribution, the Company and Sylvamo entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo after the Distribution. The Company has various ongoing operational agreements with Sylvamo under which it sells fiber, paper and other products. Related party sales under these agreements were $211 million and $409 million for the three months and six months ended June 30, 2022, respectively. Following the sale of the Company's ownership interest in Sylvamo during the third quarter 2022, Sylvamo is no longer considered a related party.

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

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $642 million and $690 million at June 30, 2023 and December 31, 2022, respectively.

Accounts and Notes Receivable

In millions	June 30, 2023	December 31, 2022
Accounts and notes receivable, net:
Trade (less allowances of $35 in 2023 and $31 in 2022)	$2,892	$3,064
Other	248	220
Total	$3,140	$3,284

Inventories

In millions	June 30, 2023	December 31, 2022
Raw materials	$251	$267
Finished pulp, paper and packaging	986	1,071
Operating supplies	600	516
Other	74	88
Total	$1,911	$1,942

Plants, Properties and Equipment

Accumulated depreciation was $18.8 billion and $18.4 billion at June 30, 2023 and December 31, 2022, respectively. Depreciation expense was $235 million and $256 million for the three months ended June 30, 2023 and 2022, respectively, and $467 million and $506 million for the six months ended June 30, 2023 and 2022, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $74 million and $185 million at June 30, 2023 and December 31, 2022, respectively.

There were no insurance recoveries included within capital spending for the six months ended June 30, 2023. Insurance recoveries included in capital spending were $25 million for the six months ended June 30, 2022.

Accounts Payable

Under a supplier finance program, IP agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. IP or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $139 million and $122 million of supplier finance program liabilities as of June 30, 2023 and December 31, 2022, respectively.

Interest

Interest payments made during the six months ended June 30, 2023 and 2022 were $240 million and $165 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Interest expense	$103	$83	$206	$160
Interest income	44	9	85	17
Capitalized interest costs	6	4	11	8

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $103 million and $105 million related to asset retirement obligations at June 30, 2023 and December 31, 2022, respectively.

NOTE 9 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 30 years. Total lease costs were $73 million and $64 million for the three months ended June 30, 2023 and 2022, respectively, and $148 million and $124 million for the six months ended June 30, 2023 and 2022, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets	$449	$424
Finance lease assets	Plants, properties and equipment, net (a)	48	49
Total leased assets		$497	$473
Liabilities
Current
Operating	Other current liabilities	$152	$147
Finance	Notes payable and current maturities of long-term debt	11	10
Noncurrent
Operating	Long-term lease obligations	304	283
Finance	Long-term debt	46	49
Total lease liabilities		$513	$489

(a)Finance leases are recorded net of accumulated amortization of $64 million and $59 million as of June 30, 2023 and December 31, 2022, respectively.

NOTE 10 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investment under the equity method of accounting.

Ilim S.A.

The Company has a 50% equity interest in Ilim, which has subsidiaries, including the Ilim Group, whose primary operations are in Russia. The Company announced in January 2023 that it had entered into an agreement to sell its interest in Ilim to its joint venture partners for $484 million. The completion of the sale is subject to various closing conditions, including the receipt of regulatory approvals in Russia.

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

In conjunction with the entry into the announced agreement, a determination was made that the book value of the Ilim and Ilim Group investments plus associated cumulative translation losses, exceeded fair value, based on the agreed upon transaction price for Ilim and the offer price for Ilim Group. As a result, an other than temporary impairment of $33 million, $43 million and $533 million was recorded for the three months ended June 30, 2023, March 31, 2023 and December 31, 2022, respectively, and $76 million for the six months ended June 30, 2023, to write down these investments to fair value. The impairment charges included approximately $60 million, $43 million and $375 million of foreign currency cumulative translation adjustment loss for the three months ended June 30, 2023, March 31, 2023 and December 31, 2022, respectively, and $103 million for the six months ended June 30, 2023. As of June 30, 2023, approximately $478 million of cumulative translation adjustment loss remained within AOCI with the recognition of this loss recorded as an offset to the investment balance.

The Company evaluated facts and circumstances as of December 31, 2022 and June 30, 2023 and concluded that the held for sale balance sheet classification criteria had been met and therefore classified the Ilim joint venture investment balance, net of impairment, as Assets held for sale.

All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations. The Company recorded equity earnings, net of taxes, of $46 million and $95 million for the three months ended June 30, 2023 and 2022, respectively and $89 million and $188 million for the six months ended June 30, 2023 and 2022, respectively. The Company received cash dividends from the Ilim joint venture of $13 million and $204 million during the first six months of 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the Company's investment in the Ilim joint venture, which is recorded in Assets held for sale in the condensed consolidated balance sheets, was $30 million and $133 million, respectively, which was $467 million and $403 million, respectively, lower than the Company's proportionate share of the Ilim joint venture's underlying net assets.

Summarized financial information for the Ilim joint venture is presented in the following tables:

Balance Sheet

In millions	June 30, 2023	December 31, 2022
Current assets	$708	$766
Noncurrent assets	3,044	3,663
Current liabilities	1,453	1,275
Noncurrent liabilities	1,261	2,040
Noncontrolling interests	38	40

Income Statement

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Net sales	$581	$815	$1,203	$1,522
Gross profit	253	444	530	843
Income (loss) from continuing operations	92	189	176	372
Net income (loss)	88	185	168	362

The Company's remaining equity method investments are not material.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six months ended June 30, 2023:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2023
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
	3,041	—	3,041
Currency translation and other (a)	2	—	2
Accumulated impairment loss additions / reductions	—	—	—
Balance as of June 30, 2023
Goodwill	3,415	52	3,467
Accumulated impairment losses	(372)	(52)	(424)
Total	3,043	—	3,043

(a)Represents the effects of foreign currency translations.

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	June 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$494	$321	$173	$490	$303	$187
Tradenames, patents and trademarks, and developed technology	170	150	20	170	146	24
Land and water rights	8	2	6	8	2	6
Other	21	18	3	23	20	3
Total	$693	$491	$202	$691	$471	$220

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Amortization expense related to intangible assets	$9	$11	$18	$22

NOTE 12 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $215 million and $150 million for the six months ended June 30, 2023 and 2022, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $12 million during the next 12 months.

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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $121 million in tax, and $414 million in interest, penalties, and fees as of June 30, 2023 (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2022 was $48 million and remains this amount at June 30, 2023. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $238 million and $243 million in the aggregate as of June 30, 2023 and December 31, 2022, respectively. Other than as described below, completion of required environmental remedial actions is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the United States Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above.

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

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. The Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the RD. In the summer 2021, remedial action ("RA") activities were initiated by the EPA. In October 2022, the Company received a unilateral administrative order to perform the RA. As a result, the Company increased its reserve by $27 million in the fourth quarter of 2022. The total reserve for the Kalamazoo River superfund site was $35 million and $37 million as of June 30, 2023 and December 31, 2022, respectively.

In addition, in December 2019, the United States published notice in the Federal Register of a proposed consent decree with NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees under which NCR Corporation would make payments of more than $100 million and perform work in Operable Unit 5, Areas 2, 3, and 4 at an estimated cost of $136 million. In December 2020, the Federal District Court approved the proposed consent decree.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. On April 25, 2022, the appellate court reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations. On May 9, 2022, GP filed a petition for remaining with the Sixth Circuit Court of Appeals. The Sixth Circuit issued an order denying GP's petition on July 14, 2022. On November 14, 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. The Company has filed a brief in opposition to this writ.
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

With respect to the northern impoundment, the respondents submitted final component of the 90% remedial design to the EPA on November 8, 2022. Upon submittal of the final component, an updated engineering estimate was developed and the Company increased the reserved amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner and without a release to the environment, and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total reserve for the southern and northern impoundment was $91 million and $95 million as of June 30, 2023 and December 31, 2022, respectively.
Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $111 million, net of estimated insurance recoveries and $105 million, net of estimated insurance recoveries as of June 30, 2023 and December 31, 2022, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State, and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We have further appealed the Italian Council of State decision to uphold the ICA’s findings. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

NOTE 14 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2023, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Revenue (a)	$36	$6	$69	$13
Expense (b)	35	10	66	16
Cash receipts (c)	28	2	55	3
Cash payments (d)	30	6	57	10

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for the three months and six months ended June 30, 2023 and 2022, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for the three months and six months ended June 30, 2023 and 2022, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving wholly-owned, special purpose entities (the "2015 Financing Entities"). Under this agreement, the Company was required to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of June 30, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

NOTE 15 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2023, the Company had borrowings of $80 million outstanding under the program.

At June 30, 2023, International Paper’s credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also included up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At June 30, 2023, the Company had no borrowings outstanding under the receivables securitization program.

During the first quarter of 2023, the Company entered into a variable term loan agreement providing for a $600 million term loan which was fully drawn on the date of such loan agreement and matures in 2028. The $600 million debt was issued following the repayment of $410 million of commercial paper earlier in 2023. Additionally during the first quarter of 2023, the Company issued an approximately $72 million environmental development bond (EDB) with an interest rate of 4.00% and a maturity date of April 1, 2026. The proceeds from this issuance were used to repay an approximately $72 million outstanding EDB that matured on April 1, 2023.

During the second quarter of 2023, the Company issued approximately $24 million of debt with a variable interest rate and a maturity date of December 1, 2027. The Company had debt reductions of approximately $49 million of variable interest EDBs with current maturities. Additionally during the second quarter of 2023, the Company issued an approximately $54 million EDB with a variable rate and a maturity date of May 1, 2028. The proceeds of this were used to repay an approximately $54 million EDB that matured on May 1, 2023. The Company issued an approximately $25 million EDB with a variable rate and a maturity date of June 1, 2030. The proceeds of this were used to repay an approximately $25 million EDB that matured on June 1, 2023.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2023, we were in compliance with our debt covenants.

At June 30, 2023, the fair value of International Paper’s $5.8 billion of debt was approximately $5.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Service cost	$12	$20	$24	$43
Interest cost	114	85	230	169
Expected return on plan assets	(133)	(163)	(265)	(325)
Actuarial loss	22	23	46	44
Amortization of prior service cost	6	5	12	11
Net periodic pension expense (income)	$21	$(30)	$47	$(58)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2023 or 2022. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $10 million for the six months ended June 30, 2023.

NOTE 17 - STOCK-BASED COMPENSATION

The Company has an Incentive Compensation Plan ("ICP") which is administered by the Management Development and Compensation Committee of the Board of Directors (the Committee). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of June 30, 2023, 5.5 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Total stock-based compensation (benefit) expense (selling and administrative)	$(8)	$6	$26	$72
Income tax benefits related to stock-based compensation	—	1	11	13

The company recognized $8 million of stock-based compensation benefit in the three months ended June 30, 2023 as a result of revised estimates regarding the achievement of certain performance metrics.

At June 30, 2023, $103 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.2 years.

Long-Term Incentive Plan

During the first six months of 2023, the Company granted 1.6 million performance units at an average grant date fair value of $37.83 and 1.3 million time-based units at an average grant date fair value of $34.63.

NOTE 18 - BUSINESS SEGMENT INFORMATION

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers, are consistent with the internal structure used to manage these businesses. Both segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
Business segment operating profits (losses) are used by International Paper's management to measure the earnings performance of its businesses. Management believes that this measure allows a better understanding of trends in costs, operating efficiencies, prices and volumes. Business segment operating profits (losses) are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense.

Net sales by business segment for the three months and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Industrial Packaging	$3,884	$4,491	$7,967	$8,897
Global Cellulose Fibers	698	788	1,509	1,498
Corporate and Intersegment Sales	100	110	226	231
Net Sales	$4,682	$5,389	$9,702	$10,626

Operating profit (loss) by business segment for the three months and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Industrial Packaging	$304	$560	$626	$957
Global Cellulose Fibers	30	25	14	(24)
Business Segment Operating Profit (Loss)	$334	585	$640	933

Earnings (loss) from continuing operations before income taxes and equity earnings	$255	$514	$476	$876
Interest expense, net	59	74	121	143
Adjustment for less than wholly owned subsidiaries	—	(1)	—	(1)
Corporate expenses, net	8	27	16	39
Corporate net special items	—	18	—	(28)
Non-operating pension expense (income)	12	(47)	27	(96)
Business Segment Operating Profit (Loss)	$334	$585	$640	$933

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

EXECUTIVE SUMMARY

Net earnings (loss) were $235 million ($0.68 per diluted share) in the second quarter of 2023, compared with $172 million ($0.49 per diluted share) in the first quarter of 2023 and $511 million ($1.38 per diluted share) in the second quarter of 2022. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $204 million ($0.59 per diluted share) in the second quarter of 2023, compared with $185 million ($0.53 per diluted share) in the first quarter of 2023 and $364 million ($0.99 per diluted share) in the second quarter of 2022.

International Paper’s second quarter 2023 earnings reflect solid performance in the face of a challenging macroeconomic environment. During the second quarter, we delivered $55 million of year-over-year incremental earnings benefit from our Building a Better IP initiatives, bringing total benefits of $120 million for the first half of 2023. Additionally, our mill system continued to perform well in the current environment as we optimized our system while taking care of our customers. Underlying demand for our products improved throughout the second quarter 2023, but remained constrained by inventory destocking as our customers and the broader supply chain worked through elevated inventories of their products. Based on discussions with our customers and trends observed across the various end-use segments for packaging and pulp products, we believe consumer priorities in the second quarter remained focused on services as well as non-discretionary goods. This trend has been influenced by the pull forward of goods during the pandemic, as well as inflationary pressures and rising interest rates. Margins remained under pressure due to the resulting weak volumes and lower prices across our portfolio; however, this was mitigated by lower input costs. Regarding capital allocation in the second quarter 2023, we returned $200 million to shareowners including $160 million of dividends and $40 million of share repurchases. Finally, with respect to the sale of our interest in the Ilim joint venture, we previously reported the approval from a Russian commission overseeing exits by foreign companies but we are still awaiting approval from the Russian competition authority. The buyers continue to pursue this approval and we expect to close as soon as all regulatory approvals are secured.

Comparing our performance in the second quarter 2023 to the first quarter 2023, price and mix was lower in our North American Industrial Packaging business due to prior index movements and lower export prices. Price in our Global Cellulose Fibers business was lower as a result of prior index movements and unfavorable mix driven by lower absorbent pulp shipments. Volume in our North American Industrial Packaging business was sequentially higher despite one less shipping day, as demand improved throughout the quarter. However, overall demand for packaging continued to be impacted by ongoing inventory destocking across the supply chain. Fluff pulp volumes in our Global Cellulose Fibers business were lower due to weaker demand in absorbent products including the impact of continued customer inventory destocking. Operations and costs were higher in our North American Industrial Packaging business, primarily due to higher economic downtime in the second quarter 2023. Operations and costs were lower in our Global Cellulose Fibers business driven by lower distribution costs and seasonal mill efficiencies. Maintenance outages were sequentially lower in the second quarter 2023 as the first quarter 2023 represented the highest planned maintenance outage quarter of 2023 and as a result of deferring some outages into the second half of the year. Input costs were significantly lower in both business segments, primarily driven by lower energy, wood and distribution costs.

Looking ahead to the third quarter 2023, as compared to the second quarter 2023, in our Industrial Packaging business, we expect price and mix to be lower primarily due to prior index movements along with lower prices in the export market. Volume is expected to be higher in North America, partially offset by one less shipping day. Operations and costs are expected to improve due to lower unabsorbed fixed costs from increased production volume. Maintenance outage expense is expected to decrease relative to the second quarter 2023 as we have now completed approximately 70% of planned maintenance outages. Input costs are expected to be higher driven by increased average energy costs. In our Global Cellulose Fibers business, we expect price and mix to decrease earnings on prior index movements. Volume is expected to be higher as demand recovers on lower inventory destocking. Operations and costs are expected to be favorable due to lower employee benefit costs in the third quarter 2023. Maintenance outage expense is expected to be lower along with lower input costs, primarily due to lower fiber and chemical costs.

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

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2023	2022	2023
Net earnings (loss)	$235	$511	$172
Less - Discontinued operations (gain) loss	(13)	(95)	—
Earnings (loss) from continuing operations	222	416	172
Add back - Non-operating pension expense (income)	12	(47)	15
Add back - Net special items expense (income)	(6)	18	3
Income taxes - Non-operating pension and special items	(24)	(23)	(5)
Adjusted operating earnings (loss)	$204	$364	$185

	Three Months Ended June 30,		Three Months Ended March 31,
	2023	2022	2023
Diluted earnings (loss) per share	$0.68	$1.38	$0.49
Less - Discontinued operations (gain) loss per share	(0.04)	(0.25)	—
Diluted earnings (loss) per share from continuing operations	0.64	1.13	0.49
Add back - Non-operating pension expense (income) per share	0.03	(0.13)	0.04
Add back - Net special items expense (income) per share	(0.02)	0.05	0.01
Income taxes per share - Non-operating pension and special items	(0.06)	(0.06)	(0.01)
Adjusted operating earnings (loss) per share	$0.59	$0.99	$0.53

Cash provided by operations, including discontinued operations, totaled $873 million and $978 million for the first six months of 2023 and 2022, respectively. The Company generated free cash flow of approximately $265 million and $607 million in the first six months of 2023 and 2022, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2023	2022
Cash provided by operations	$873	$978
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(608)	(371)
Free Cash Flow	$265	$607

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

RESULTS OF OPERATIONS
For the second quarter of 2023, International Paper reported net sales of $4.7 billion, compared with $5.0 billion in the first quarter of 2023 and $5.4 billion in the second quarter of 2022.
Net earnings (loss) totaled $235 million, or $0.68 per diluted share, in the second quarter of 2023. This compared with $172 million, or $0.49 per diluted share, in the first quarter of 2023 and $511 million, or $1.38 per diluted share, in the second quarter of 2022.

Earnings from Continuing Operations
(after tax, in millions)

$300
$250
$200
$150
$100
$50
$0
$172
($106)
($2)
($5)
$65
$69
$0
$1
($5)
$2
$29
$2
$222
Q1 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2023

Compared with the first quarter of 2023, earnings from continuing operations benefited from lower raw material and freight costs ($65 million), lower mill maintenance outage costs ($69 million), lower tax expense ($2 million) and lower non-operating pension expense ($2 million). These benefits were offset by lower average sales prices and an unfavorable mix ($106 million), lower sales volumes ($2 million), higher operating costs ($5 million) and higher net interest expense ($5 million). Equity earnings, net of taxes, were $1 million higher in the second quarter of 2023 than in the first quarter of 2023. Net special items in the second quarter of 2023 were a gain of $27 million compared with a charge of $2 million in the first quarter of 2023.

Earnings from Continuing Operations
(after tax, in millions)

$500
$400
$300
$200
$100
$0
($100)
$416
($10)
($90)
($322)
$225
$7
$14
$2
$7
$7
$10
($44)
$222
Q2 2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2023

Compared with the second quarter of 2022, the second quarter of 2023 benefited from lower raw material and freight costs ($225 million), lower mill maintenance outage costs ($7 million), lower corporate and other costs ($14 million), lower net interest expense ($7 million) and lower tax expense ($7 million). These benefits were offset by an unfavorable mix net of higher average sales prices ($10 million), lower sales volumes ($90 million), higher operating costs ($322 million) and higher non-operating pension expense ($44 million). Equity earnings, net of taxes, were $2 million higher in the second quarter of 2023 than in the second quarter of 2022. Net special items in the second quarter of 2023 were a gain of $27 million compared with a gain of $17 million in the second quarter of 2022.

Business segment operating profits (losses) are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter. Business segment operating profits (losses) are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280.

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

The following table presents a reconciliation of Net earnings (loss) from continuing operations to its total business segment operating profit (loss):

	Three Months Ended
	June 30,		March 31,
In millions	2023	2022	2023
Net Earnings (Loss) from Continuing Operations	$222	$416	$172
Add back (deduct):
Income tax provision (benefit)	33	96	48
Equity (earnings) loss, net of taxes	—	2	1
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	255	514	221
Interest expense, net	59	74	62
Less than wholly owned subsidiaries included in operations	—	(1)	—
Corporate expenses, net	8	27	8
Corporate net special items	—	18	—
Non-operating pension expense (income)	12	(47)	15
Adjusted Operating Profit	$334	$585	$306
Business Segment Operating Profit (Loss):
Industrial Packaging	$304	$560	$322
Global Cellulose Fibers	30	25	(16)
Total Business Segment Operating Profit (Loss)	$334	$585	$306

Business Segment Operating Profit (Loss)
Total business segment operating profits (losses) were $334 million in the second quarter of 2023, $306 million in the first quarter of 2023 and $585 million in the second quarter of 2022.

Business Segment Operating Profit (in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$306
$(135)
$(2)
$(6)
$83
$88
$334
Q1 2023
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2023

Compared with the first quarter of 2023, operating profits benefited from lower raw material and freight costs ($83 million) and lower mill outage costs ($88 million). These benefits were offset by lower average sales prices and an unfavorable mix ($135 million), lower sales volumes ($2 million) and higher operating costs ($6 million).

Business Segment Operating Profit (in millions)

$800
$700
$600
$500
$400
$300
$200
$100
$0
$585
$(13)
$(119)
$(426)
$298
$9
$334
Q2 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q2 2023

Compared with the second quarter of 2022, operating profits in the current quarter benefited from lower raw material and freight costs ($298 million) and lower mill outage costs ($9 million). These benefits were offset by an unfavorable mix net of higher average sales prices ($13 million), lower sales volumes ($119 million) and higher operating costs ($426 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2023	2022	2023	2022
Industrial Packaging
Corrugated Packaging (b)	2,393	2,619	4,774	5,237
Containerboard	600	707	1,144	1,419
Recycling	528	535	1,088	1,099
Saturated Kraft	44	51	78	95
Gypsum/Release Kraft	61	64	121	118
EMEA Packaging (b)	317	354	652	722
Industrial Packaging	3,943	4,330	7,857	8,690
Global Cellulose Fibers (in thousands of metric tons) (c)	625	720	1,313	1,432

(a)Sales volumes include third party and intersegment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS'). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

On January 24, 2023, the Company announced it had reached an agreement to sell its equity investment in Ilim and had also received an indication of interest to purchase its equity investment in Ilim Group. All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations. This transaction is discussed further in Note 10 - Equity Method Investments of Item 1. Financial Statements.

Discontinued operations include the equity earnings of the Ilim joint venture. Discontinued operations also includes after-tax net special items charges of $33 million and $43 million for the three months ended June 30, 2023 and March 31, 2023, respectively.

Details of these charges were as follows:

	Three Months		Three Months
	June 30,		March 31,
	2023		2023
In millions	Before Tax	After Tax	Before Tax	After Tax
Ilim equity method investment impairment	$33	$33	$43	$43
Total	$33	$33	$43	$43

Income Taxes

An income tax provision of $33 million was recorded for the second quarter of 2023 and the reported effective income tax rate was 13%. Excluding a benefit of $21 million related to the tax effects of net special items and a benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the second quarter of 2023. The reported effective tax rate for the second quarter of 2023 was lower than the first quarter of 2023 primarily due to a benefit recorded related to the closure of the 2015-2016 federal audits.

An income tax provision of $48 million was recorded for the first quarter of 2023 and the reported effective income tax rate was 22%. Excluding a benefit of $1 million related to the tax effects of net special items and benefit of $4 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the first quarter of 2023.

An income tax provision of $96 million was recorded for the second quarter of 2022 and the reported effective income tax rate was 19%. Excluding a benefit of $35 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 25% for the second quarter of 2022.

The operational effective tax provision and rate are non-GAAP measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). Management believes that the presentation provides useful information to investors by providing a more meaningful comparison of the income tax rate between past and present periods.

Interest Expense
Net interest expense was $59 million in the second quarter of 2023, compared with $62 million in the first quarter of 2023 and $74 million in the second quarter of 2022. The second quarter of 2023 includes $6 million of interest income related to the settlement of tax audits. The first quarter of 2023 includes $3 million of interest expense related to the previously announced settlement of the timber monetization restructuring tax matter.

Effects of Net Special Items Expense (Income) and Non-Operating Pension Expense
Details of net special items expense (income), excluding interest expense, and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	June 30,				March 31,
	2023		2022		2023
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Environmental remediation reserve adjustment	$—	$—	$15	$11	$—	$—
Sylvamo investment	—	—	(3)	(2)	—	—
Other	—	—	6	5	—	—
Total net special items expense (income)	—	—	18	14	—	—
Non-operating pension expense (income)	12	9	(47)	(35)	15	11
Total net special items and non-operating pension expense (income)	$12	$9	$(29)	$(21)	$15	$11
Net special items expense (income) include the following tax expenses (benefits):

	Three Months Ended
	June 30,		March 31,
In millions	2023	2022	2023
Tax benefit related to the settlement of tax audits	$(23)	$—	$—
Tax benefit related to tax-free exchange of Sylvamo shares	—	(31)	—
Total	$(23)	$(31)	$—

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2023			2022
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,884	$4,083	$7,967	$4,491	$4,406	$8,897
Operating Profit (Loss)	$304	$322	$626	$560	$397	$957
Industrial Packaging net sales for the second quarter of 2023 were 5% lower compared with the first quarter of 2023 and 14% lower compared with the second quarter of 2022. Operating profit was 6% lower in the second quarter of 2023 compared with the first quarter of 2023 and 46% lower compared with the second quarter of 2022.

North American Industrial Packaging	2023			2022
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,550	$3,724	$7,274	$4,126	$4,025	$8,151
Operating Profit (Loss)	$284	$302	$586	$550	$400	$950

(a)Includes intra-segment sales of $17 million and $48 million for the three months ended June 30, 2023 and 2022, respectively; $32 million and $29 million for the three months ended March 31, 2023 and 2022, respectively; and $49 million and $77 million for the six months ended June 30, 2023 and 2022, respectively.

North American Industrial Packaging average sales margins were lower driven by lower average sales prices for corrugated boxes and containerboard from prior index movement. Sales volumes in the second quarter of 2023 were higher compared to the first quarter of 2023 for corrugated boxes and containerboard despite one less shipping day in the second quarter of 2023. Total maintenance and economic downtime was about 124,000 short tons higher in the second quarter of 2023 compared with the first quarter of 2023, due to higher economic downtime reflecting a continued soft demand environment across all product segments. The increase in economic downtime was partially offset by lower maintenance downtime. Operating costs were higher driven by increased economic downtime and timing of spending. Planned maintenance downtime costs were $54 million lower in the second quarter of 2023 compared with the first quarter of 2023. Input costs were lower, primarily for energy, freight and wood.
Compared with the second quarter of 2022, sales volumes in the second quarter of 2023 were lower for corrugated boxes and containerboard reflecting the soft demand environment as consumers continue to focus spending on non-discretionary goods and services and retailers and manufacturers pull down inventory levels. Total maintenance and economic downtime was about 597,000 short tons higher in the second quarter of 2023, primarily due to higher economic downtime. Average sales prices for boxes were higher reflecting previous price increases. Containerboard prices were lower driven by prior index movements. Operating costs increased, driven by economic downtime, inflation on goods and services and distribution costs. Planned maintenance downtime costs were slightly higher in the second quarter of 2023 compared with the second quarter of 2022. Input costs were significantly lower driven by recovered fiber and energy costs.
Entering the third quarter of 2023, sales volumes are expected to be higher compared to the second quarter of 2023. There is one less shipping day in the third quarter. Average sales margins are expected to be lower. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be lower in the third quarter of 2023 compared with the second quarter of 2023. Input costs are expected to be higher driven by recovered fiber and energy.

EMEA Industrial Packaging	2023			2022
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$351	$391	$742	$413	$410	$823
Operating Profit (Loss)	$20	$20	$40	$10	$(3)	$7

EMEA Industrial Packaging sales volumes for corrugated boxes in the second quarter of 2023 were seasonally lower compared with the first quarter of 2023. Average sales margins for corrugated boxes were stable. Average sales margins for containerboard were lower. Operating costs were higher. There were no planned maintenance outages in either the second quarter of 2023 or the first quarter of 2023. Input costs were lower driven by energy costs.

Compared with the second quarter of 2022, sales volumes in the second quarter of 2023 were lower reflecting soft demand in the Eurozone. Higher average sales margins for corrugated boxes were more than offset by lower margins for containerboard. Operating costs were higher driven by inflation on goods and services. There were no planned maintenance outages in either the second quarter of 2023 or the second quarter of 2022. Input costs were lower primarily for energy and recovered fiber.

Looking ahead to the third quarter of 2023, sales volumes for corrugated boxes are expected to be higher in Europe and seasonally lower in Morocco. Average sales margins are expected to be lower. Operating costs are expected to be higher. There are no planned maintenance outages in the third quarter of 2023. Input costs are expected to be stable.

Global Cellulose Fibers

Total Global Cellulose Fibers	2023			2022
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$698	$811	$1,509	$788	$710	$1,498
Operating Profit (Loss)	$30	$(16)	$14	$25	$(49)	$(24)

Global Cellulose Fibers net sales in the second quarter of 2023 were 14% lower compared with the first quarter of 2023 and 11% lower than in the second quarter of 2022. Operating profit increased in the second quarter of 2023 compared with the first quarter of 2023 and were 20% higher compared with the second quarter of 2022.
Sales volumes in the second quarter of 2023, compared with the first quarter of 2023, were lower driven by customer inventory destocking. Total maintenance and economic downtime was about 12,000 short tons lower in the second quarter of 2023 compared with the first quarter of 2023 driven by less maintenance downtime. Average sales margins were lower as the benefits from contract restructuring were offset by price index movement and an unfavorable product mix. Operating costs were lower driven by distribution and overhead costs and seasonality. Planned maintenance downtime costs in the second quarter of 2023 were $34 million lower compared with the first quarter of 2023. Input costs were lower, primarily for chemicals and energy.
Compared with the second quarter of 2022, sales volumes in the second quarter of 2023 were lower driven by customer inventory destocking. Total maintenance and economic downtime was about 150,000 short tons higher in the second quarter of 2023, due to economic downtime. Average sales margins were higher reflecting higher average sales prices partially offset by an unfavorable product mix. Operating costs were higher driven by economic downtime. Planned maintenance downtime costs in the second quarter of 2023 were $10 million lower compared with the second quarter of 2022. Input costs were lower primarily for energy and chemicals.
Entering the third quarter of 2023, sales volumes are expected to be higher. Average sales margins are expected to be lower. Planned maintenance downtime costs in the third quarter of 2023 are expected to be lower compared with the second quarter of 2023. Operating costs are expected to be higher. Input costs are expected to be lower.

Equity Earnings, Net of Taxes – Ilim

On January 24, 2023, the Company announced it had reached an agreement to sell its equity investment in Ilim and also received from the same purchasers an indication of interest to purchase its equity investment in Ilim Group. This transaction is discussed further in Note 10 - Equity Method Investments of Item 1. Financial Statements .

In conjunction with the entry into the announced agreement, a determination was made that the book value of the Ilim and Ilim Group investments plus associated cumulative translation losses, exceeded fair value, based upon the agreed upon transaction price for Ilim and the offer price for Ilim Group. As a result, an other than temporary impairment of $33 million, $43 million and $533 million was recorded for the three months ended June 30, 2023, March 31, 2023 and December 31, 2022, respectively, and $76 million for the six months ended June 30, 2023, to write down these investments to fair value. As of June 30, 2023 and December 31, 2022, approximately $478 million and $375 million, respectively, of cumulative translation adjustment loss remained within AOCI with the recognition of this loss recorded as an offset to the investment balance.

All current and historical results of the Ilim joint venture investment are presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations. The Company recorded equity earnings, net of taxes, of $46 million in the second quarter 2023, compared with earnings of $43 million in the first quarter 2023 and $95 million in the second quarter of 2022.

The Company received cash dividends from the Ilim joint venture of $13 million and $204 million during the first six months of 2023 and 2022, respectively.

Compared with the first quarter of 2023, results in the second quarter of 2023 were relatively flat, reflecting the negative impact of lower average sales prices, offset by higher volume, lower operating costs and the positive impact of a weaker ruble.

Compared with the second quarter of 2022, results in the second quarter of 2023 were significantly lower, reflecting lower sales prices, partially offset by lower interest costs and the positive impact of a weaker ruble.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $873 million for the first six months of 2023, compared with $978 million for the comparable 2022 six-month period.

Investments in capital projects, net of insurance recoveries, totaled $608 million in the first six months of 2023, compared to $371 million in the first six months of 2022. Full-year 2023 capital spending is currently expected to be approximately $1.1 billion to $1.2 billion, or 110% to 120% of depreciation and amortization.

Financing activities for the first six months of 2023 included a $236 million net increase in debt versus a $11 million net decrease in debt during the comparable 2022 six-month period.

See Note 15 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the six months ended June 30, 2023.

Amounts related to early debt extinguishments during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2023	2022	2023	2022
Early debt reductions (a)	$—	$5	$—	$5

(a)Reductions related to notes with interest rates ranging from 4.35% to 4.40% with original maturities from 2047 to 2048 for both the three months and six months ended June 30, 2022.

At June 30, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 9 - Leases and excluding the timber monetization structure disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows: $245 million in 2023; $136 million in 2024; $191 million in 2025; $144 million in 2026; $323 million in 2027; and $4.8 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2023, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At June 30, 2023, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2023, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 15 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2023, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2023, the Company had $80 million outstanding under the program with remaining capacity of $920 million, and the remaining credit agreement capacity was $1.3 billion.

During the first quarter of 2023, the Company entered into a variable term loan agreement providing for a $600 million term loan which was fully drawn on the date of such loan agreement and matures in 2028. The $600 million debt was issued following the repayment of $410 million of commercial paper earlier in 2023 and will be used to repay debt maturing later in 2023 and for general corporate purposes.

During the second quarter of 2023, the Company issued approximately $24 million of debt with a variable interest rate and a maturity date of December 1, 2027. The Company had debt reductions of approximately $49 million of variable interest EDB with current maturities. Additionally during the second quarter of 2023, the Company issued an approximately $54 million EDB with a variable rate and a maturity date of May 1, 2028. The proceeds of this were used to repay an approximately $54 million EDB that matured on May 1, 2023. The Company issued an approximately $25 million EDB with a variable rate and a maturity date of June 1, 2030. The proceeds of this were used to repay an approximately $25 million EDB that matured on June 1, 2023.

International Paper expects to be able to meet projected capital expenditures, service existing debt, meet working capital and dividend requirements and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense, and we have repurchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt (including in open market purchases) to the extent consistent with this capital structure planning, and subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements, and other factors. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

During the first six months of 2023, International Paper used 1.6 million shares of treasury stock for various incentive plans. International Paper also acquired 5.9 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's repurchase program. Our current share repurchase program approved by our Board of Directors on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of June 30, 2023.

During the first six months of 2022, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 18.1 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $823 million, including $801 million related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $322 million and $344 million for the first six months of 2023 and 2022, respectively. Dividends were $0.9250 per share for the first six months of 2023 and 2022.

Our pension plan is currently fully funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the 2015 Financing Entities timber monetization restructuring tax matter. Under this agreement, the Company will fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest will also be charged upon closing of the audit. The amount of interest expense recognized during the first six months of 2023 was $58 million. As of June 30, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2023.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the Securities and Exchange Commission’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 13 - Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Part I, Item 1A).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2023 - April 30, 2023	1,117,992	$35.86	1,116,220	$2.96
May 1, 2023 - May 31, 2023	5,877	32.98	—	2.96
June 1, 2023 - June 30, 2023	168	36.54	—	2.96
Total	1,124,037
(a) 7,817 shares were acquired from employees or board members as a result of share withholdings to pay income taxes under the Company's restricted stock program. The remainder were purchased under a share repurchase program. On October 11, 2022, our Board increased the authorization up to a total of $3.35 billion shares. This repurchase program does not have an expiration date. As of June 30, 2023, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable. Without limiting the generality of the foregoing, during the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	By-Laws of the Company, as amended through May 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 9, 2023).

10.1
Third Amended and Restated 5-Year Credit Agreement, dated as of June 7, 2023, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, Citibank, individually and as syndication agent, and certain lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 7, 2023).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

July 28, 2023	By	/s/ Tim S. Nicholls
Tim S. Nicholls
Senior Vice President and Chief Financial Officer

July 28, 2023	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller