Form 10-Q
period 2023-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2023-10-27
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 20, 2023 was 346,017,313.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales	$4,613	$5,402	$14,315	$16,028
Costs and Expenses
Cost of products sold	3,345	3,830	10,347	11,475
Selling and administrative expenses	286	337	1,003	978
Depreciation, amortization and cost of timber harvested	258	261	743	789
Distribution expenses	382	471	1,180	1,337
Taxes other than payroll and income taxes	39	38	115	110
Restructuring and other charges, net	—	93	—	93
Net (gains) losses on mark to market investments	—	(16)	—	(65)
Interest expense, net	58	123	179	266
Non-operating pension expense (income)	13	(48)	40	(144)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	232	313	708	1,189
Income tax provision (benefit)	39	(575)	120	(384)
Equity earnings (loss), net of taxes	(1)	(1)	(2)	(3)
Earnings (Loss) From Continuing Operations	$192	$887	$586	$1,570
Discontinued operations, net of taxes	(27)	64	(14)	252
Net Earnings (Loss)	$165	$951	$572	$1,822
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.55	$2.48	$1.69	$4.28
Discontinued operations, net of taxes	(0.08)	0.18	(0.04)	0.69
Net earnings (loss)	$0.47	$2.66	$1.65	$4.97
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.55	$2.46	$1.68	$4.24
Discontinued operations, net of taxes	(0.08)	0.18	(0.04)	0.68
Net earnings (loss)	$0.47	$2.64	$1.64	$4.92
Average Shares of Common Stock Outstanding – assuming dilution	348.1	360.4	349.0	370.7
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Earnings (Loss)	$165	$951	$572	$1,822
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	22	21	66	64
Change in cumulative foreign currency translation adjustment	438	(120)	399	14
Net gains/losses on cash flow hedging derivatives	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	460	(97)	465	80
Comprehensive Income (Loss)	$625	$854	$1,037	$1,902
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,149	$804
Accounts and notes receivable, net	3,078	3,284
Contract assets	474	481
Inventories	1,929	1,942
Assets held for sale	—	133
Other current assets	150	126
Total Current Assets	6,780	6,770
Plants, Properties and Equipment, net	10,433	10,431
Investments	184	186
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,308	2,294
Goodwill	3,041	3,041
Overfunded Pension Plan Assets	324	297
Right of Use Assets	459	424
Deferred Charges and Other Assets	422	497
Total Assets	$23,951	$23,940
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$120	$763
Accounts payable	2,363	2,708
Accrued payroll and benefits	370	355
Other current liabilities	1,029	1,174
Total Current Liabilities	3,882	5,000
Long-Term Debt	5,549	4,816
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,112	2,106
Deferred Income Taxes	1,708	1,732
Underfunded Pension Benefit Obligation	281	281
Postretirement and Postemployment Benefit Obligation	134	150
Long-Term Lease Obligations	317	283
Other Liabilities	1,086	1,075
Equity
Common stock, $1 par value, 2023 – 448.9 shares and 2022 – 448.9 shares	449	449
Paid-in capital	4,705	4,725
Retained earnings	9,938	9,855
Accumulated other comprehensive loss	(1,460)	(1,925)
	13,632	13,104
Less: Common stock held in treasury, at cost, 2023 – 102.9 shares and 2022 – 98.6 shares	4,750	4,607
Total Equity	8,882	8,497
Total Liabilities and Equity	$23,951	$23,940
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net earnings (loss)	$572	$1,822
Depreciation, amortization and cost of timber harvested	743	789
Deferred income tax provision (benefit), net	(47)	(816)
Restructuring and other charges, net	—	93
Net (gains) losses on mark to market investments	—	(65)
Net (gains) losses on sales and impairments of equity method investments	135	—
Equity method dividends received	13	204
Equity (earnings) losses, net of taxes	(109)	(249)
Periodic pension (income) expense, net	70	(87)
Other, net	36	126
Changes in current assets and liabilities
Accounts and notes receivable	201	(294)
Contract assets	7	(138)
Inventories	62	(217)
Accounts payable and accrued liabilities	(332)	218
Interest payable	(5)	50
Other	(5)	(23)
Cash Provided By (Used For) Operations	1,341	1,413
Investment Activities
Invested in capital projects, net of insurance recoveries	(836)	(609)
Proceeds from sales of equity method investments, net of transaction costs	472	—
Proceeds from exchange of equity securities	—	311
Proceeds from sale of fixed assets	4	11
Other	2	(6)
Cash Provided By (Used For) Investment Activities	(358)	(293)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(218)	(1,093)
Issuance of debt	772	752
Reduction of debt	(689)	(954)
Change in book overdrafts	(26)	—
Dividends paid	(482)	(509)
Net debt tender premiums paid	—	(89)
Other	(1)	(2)
Cash Provided By (Used For) Financing Activities	(644)	(1,895)
Effect of Exchange Rate Changes on Cash and Temporary Investments	6	(9)
Change in Cash and Temporary Investments	345	(784)
Cash and Temporary Investments
Beginning of period	804	1,295
End of period	$1,149	$511

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first nine months of the year may not necessarily be indicative of full year results. You should read these condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"), which have previously been filed with the U.S. Securities and Exchange Commission ("SEC").

These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company has applied and will continue to apply this guidance to account for contract modifications due to changes in reference rates as those modifications occur. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

Liabilities - Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years. The Company adopted the provisions of this guidance in the first quarter of 2023. See Note 9 - Supplemental Financial Information.

NOTE 3 - REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which, generally, is as the goods are produced.

Disaggregated Revenue

	Three Months Ended September 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,281	$646	$101	$4,028
Europe, Middle East & Africa ("EMEA")	316	26	—	342
Pacific Rim and Asia	9	53	—	62
Americas, other than U.S.	181	—	—	181
Total	$3,787	$725	$101	$4,613

Operating Segments
North American Industrial Packaging	$3,491	$—	$—	$3,491
EMEA Industrial Packaging	316	—	—	316
Global Cellulose Fibers	—	725	—	725
Intra-segment Eliminations	(20)	—	—	(20)
Corporate & Intersegment Sales	—	—	101	101
Total	$3,787	$725	$101	$4,613
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,041	$1,992	$327	$12,360
EMEA	1,058	77	—	1,135
Pacific Rim and Asia	24	165	—	189
Americas, other than U.S.	631	—	—	631
Total	$11,754	$2,234	$327	$14,315

Operating Segments
North American Industrial Packaging	$10,765	$—	$—	$10,765
EMEA Industrial Packaging	1,058	—	—	1,058
Global Cellulose Fibers	—	2,234	—	2,234
Intra-segment Eliminations	(69)	—	—	(69)
Corporate & Intersegment Sales	—	—	327	327
Total	$11,754	$2,234	$327	$14,315
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,816	$846	$129	$4,791
EMEA	355	29	—	384
Pacific Rim and Asia	12	12	1	25
Americas, other than U.S.	202	—	—	202
Total	$4,385	$887	$130	$5,402

Operating Segments
North American Industrial Packaging	$4,055	$—	$—	$4,055
EMEA Industrial Packaging	355	—	—	355
Global Cellulose Fibers	—	887	—	887
Intra-segment Eliminations	(25)	—	—	(25)
Corporate & Intersegment Sales	—	—	130	130
Total	$4,385	$887	$130	$5,402
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2022
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$11,419	$2,260	$358	$14,037
EMEA	1,178	84	—	1,262
Pacific Rim and Asia	33	41	3	77
Americas, other than U.S.	652	—	—	652
Total	$13,282	$2,385	$361	$16,028

Operating Segments
North American Industrial Packaging	$12,206	$—	$—	$12,206
EMEA Industrial Packaging	1,178	—	—	1,178
Global Cellulose Fibers	—	2,385	—	2,385
Intra-segment Eliminations	(102)	—	—	(102)
Corporate & Intersegment Sales	—	—	361	361
Total	$13,282	$2,385	$361	$16,028
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $15 million and $38 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $94 million and $99 million at September 30, 2023 and December 31, 2022, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three and nine months ended September 30, 2023 and 2022 is provided below:

	Three Months Ended September 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404
Issuance of stock for various plans, net	—	17	—	—	(1)	18
Repurchase of stock	—	—	—	—	—	—
Common stock dividends ($0.4625 per share)	—	—	(165)	—	—	(165)
Comprehensive income (loss)	—	—	165	460	—	625
Ending Balance, September 30	$449	$4,705	$9,938	$(1,460)	$4,750	$8,882

	Nine Months Ended September 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(20)	—	—	(76)	56
Repurchase of stock	—	—	—	—	219	(219)
Common stock dividends ($1.3875 per share)	—	—	(489)	—	—	(489)
Comprehensive income (loss)	—	—	572	465	—	1,037
Ending Balance, September 30	$449	$4,705	$9,938	$(1,460)	$4,750	$8,882

	Three Months Ended September 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,675	$9,557	$(1,489)	$4,149	$9,043
Issuance of stock for various plans, net	—	27	—	—	(2)	29
Repurchase of stock	—	—	—	—	270	(270)
Common stock dividends ($0.4625 per share)	—	—	(168)	—	—	(168)
Comprehensive income (loss)	—	—	951	(97)	—	854
Ending Balance, September 30	$449	$4,702	$10,340	$(1,586)	$4,417	$9,488

	Nine Months Ended September 30, 2022
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	34	—	—	(74)	108
Repurchase of stock	—	—	—	—	1,093	(1,093)
Common stock dividends ($1.3875 per share)	—	—	(511)	—	—	(511)
Comprehensive income (loss)	—	—	1,822	80	—	1,902
Ending Balance, September 30	$449	$4,702	$10,340	$(1,586)	$4,417	$9,488

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,151)	$(919)	$(1,195)	$(962)
Amounts reclassified from accumulated other comprehensive income	22	21	66	64
Balance at end of period	(1,129)	(898)	(1,129)	(898)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(761)	(560)	(722)	(694)
Other comprehensive income (loss) before reclassifications	(79)	(120)	(118)	14
Amounts reclassified from accumulated other comprehensive income	517	—	517	—
Balance at end of period	(323)	(680)	(323)	(680)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(10)	(8)	(10)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Balance at end of period	(8)	(8)	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,460)	$(1,586)	$(1,460)	$(1,586)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2023 and 2022:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Defined benefit pension and postretirement items:
Prior-service costs	$(6)	$(6)	$(18)	$(17)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(23)	(22)	(69)	(68)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(29)	(28)	(87)	(85)
Tax (expense) benefit	7	7	21	21
Net of tax	(22)	(21)	(66)	(64)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	(517)	—	(517)	—	(b)	Discontinued operations, net of taxes
Tax (expense) benefit	—	—	—	—
Net of tax	(517)	—	(517)	—

Net gains and losses on cash flow hedging derivatives:
Interest rate contracts	—	(2)	—	(2)		Cost of products sold
Tax (expense)/benefit	—	—	—	—
Net of tax	—	(2)	—	(2)
Total reclassifications for the period	$(539)	$(23)	$(583)	$(66)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 for additional details).
(b)See Note 11 - Equity Method Investments for additional details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2023	2022	2023	2022
Earnings (loss) from continuing operations	$192	$887	$586	$1,570
Weighted average common shares outstanding	346.0	357.8	347.2	366.8
Effect of dilutive securities
Restricted performance share plan	2.1	2.6	1.8	3.9
Weighted average common shares outstanding – assuming dilution	348.1	360.4	349.0	370.7
Basic earnings (loss) per share from continuing operations	$0.55	$2.48	$1.69	$4.28
Diluted earnings (loss) per share from continuing operations	$0.55	$2.46	$1.68	$4.24

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2023: There were no restructuring and other charges recorded during the nine months ended September 30, 2023.

2022: During the three months and nine months ended September 30, 2022, the Company recorded a $93 million pre-tax charge in Corporate related to early debt extinguishment costs.

NOTE 8 - DIVESTITURES AND IMPAIRMENTS

On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers segment along with certain mixed-use coated paperboard and pulp businesses in North America, France and Russia into a standalone, publicly-traded company, Sylvamo Corporation ("Sylvamo"). The transaction was implemented through the distribution of shares of Sylvamo to International Paper's shareholders (the "Distribution"). The Company retained 19.9% of the shares of Sylvamo at the time of the separation with the intent to monetize its investment and provide additional proceeds to the Company. As a result of the Distribution, Sylvamo is an independent public company that trades on the New York Stock Exchange under the symbol "SLVM."

In connection with the Distribution, the Company and Sylvamo entered into a separation and distribution agreement as well as various other agreements that govern the relationships between the parties following the Distribution, including a transition services agreement, a tax matters agreement and an employee matters agreement. These agreements provide for the allocation between the Company and Sylvamo of assets, liabilities and obligations attributable to periods prior to, at and after the Distribution and govern certain relationships between the Company and Sylvamo after the Distribution. The Company has various ongoing operational agreements with Sylvamo under which it sells fiber, paper and other products. Related party sales under these agreements were $230 million and $630 million for the three months and nine months ended September 30, 2022, respectively. Following the sale of the Company's ownership interest in Sylvamo during the third quarter 2022, Sylvamo is no longer considered a related party.

In the second quarter 2022, the Company exchanged 4,132,000 shares of Sylvamo common stock owned by the Company in exchange and as repayment for an approximately $144 million term loan obligation which resulted in the reversal of a $31 million deferred tax liability due to the tax-free exchange of Sylvamo common stock. In the third quarter 2022, the Company exchanged the remaining 4,614,358 shares of Sylvamo common stock owned by the Company in exchange for $167 million and as partial repayment of a $210 million term loan obligation. This also resulted in the reversal of a $35 million deferred tax liability due to the tax-free exchange of Sylvamo common stock. As of the end of the third quarter 2022, the Company no longer had an ownership interest in Sylvamo.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $1.0 billion and $690 million at September 30, 2023 and December 31, 2022, respectively.

Accounts and Notes Receivable

In millions	September 30, 2023	December 31, 2022
Accounts and notes receivable, net:
Trade (less allowances of $33 in 2023 and $31 in 2022)	$2,865	$3,064
Other	213	220
Total	$3,078	$3,284

Inventories

In millions	September 30, 2023	December 31, 2022
Raw materials	$248	$267
Finished pulp, paper and packaging	965	1,071
Operating supplies	628	516
Other	88	88
Total	$1,929	$1,942

Plants, Properties and Equipment

Accumulated depreciation was $18.9 billion and $18.4 billion at September 30, 2023 and December 31, 2022, respectively. Depreciation expense was $248 million and $250 million for the three months ended September 30, 2023 and 2022, respectively, and $715 million and $756 million for the nine months ended September 30, 2023 and 2022, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $79 million and $185 million at September 30, 2023 and December 31, 2022, respectively.

There were no insurance recoveries included within capital spending for the nine months ended September 30, 2023. Insurance recoveries included in capital spending were $26 million for the nine months ended September 30, 2022.

Accounts Payable

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $115 million and $122 million of supplier finance program liabilities as of September 30, 2023 and December 31, 2022, respectively.

Interest

Interest payments made during the nine months ended September 30, 2023 and 2022 were $333 million and $273 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Interest expense	$105	$150	$311	$310
Interest income	47	27	132	44
Capitalized interest costs	5	5	16	13

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $103 million and $105 million related to asset retirement obligations at September 30, 2023 and December 31, 2022, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 30 years. Total lease costs were $76 million and $68 million for the three months ended September 30, 2023 and 2022, respectively, and $224 million and $192 million for the nine months ended September 30, 2023 and 2022, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets	$459	$424
Finance lease assets	Plants, properties and equipment, net (a)	47	49
Total leased assets		$506	$473
Liabilities
Current
Operating	Other current liabilities	$151	$147
Finance	Notes payable and current maturities of long-term debt	11	10
Noncurrent
Operating	Long-term lease obligations	317	283
Finance	Long-term debt	45	49
Total lease liabilities		$524	$489

(a)Finance leases are recorded net of accumulated amortization of $66 million and $59 million as of September 30, 2023 and December 31, 2022, respectively.

NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investment under the equity method of accounting.

Ilim S.A.

On September 18, 2023, pursuant to a previously announced agreement, the Company completed the sale of its 50% equity interest in Ilim S.A. ("Ilim"), which was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group, to its joint venture partners for $484 million in cash. The Company also completed the sale of all of its Ilim Group shares (constituting a 2.39% stake) for $24 million, and divested other non-material residual interests associated with Ilim, to its joint venture partners. Following the completed sales, the Company no longer has an interest in Ilim or any of its subsidiaries. Additionally, we incurred transaction fees of $36 million in connection with the sale of our investment. The Company reclassified currency translation adjustments in AOCI of $517 million to the investment at the completion of the transaction.

As of December 31, 2022 and for all subsequent periods, the Company concluded that the held for sale balance sheet classification criteria had been met and classified the investment as Assets held for sale in the condensed consolidated balance sheet. Also all current and historical results of the Ilim investment have been presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations.

Also in conjunction with the previously announced agreement entered into in January 2023 to sell the Company's ownership interests in Ilim and related offer for the Company's shares in Ilim Group, a determination was made that in the fourth quarter of 2022 and for all subsequent periods through the third quarter 2023, the combined book value of our investments, plus associated cumulative translation losses, exceeded fair value based upon the agreed upon transaction price of $484 million for Ilim and the offer price of $24 million for Ilim Group and the company recorded impairment charges as presented in the table below.

The following summarizes the items comprising Equity Earnings, Impairment Charges, Tax Expense (Benefit), Discontinued Operations and Dividends related to the sale of our equity interest in Ilim:

In millions	Equity Earnings	Impairment Charges	Tax Expense (Benefit)	Discontinued Operations, net of tax (a)	Dividends
2022 First Quarter	$93	$—	$—	$93	$204
2022 Second Quarter	95	—	—	95	—
2022 Third Quarter	64	—	—	64	—
2022 Fourth Quarter	44	533	—	(489)	—

2023 First Quarter	43	43	—	—	—
2023 Second Quarter	46	33	—	13	13
2023 Third Quarter	23	59	(9)	(27)	—

Nine Months Ended September 30, 2022	252	—	—	252	204
Nine Months Ended September 30, 2023	112	135	(9)	(14)	13
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit)

Summarized financial information for Ilim through the date of sale is presented in the following table:

Balance Sheet

In millions	September 18, 2023	December 31, 2022
Current assets	$659	$766
Noncurrent assets	2,745	3,663
Current liabilities	1,362	1,275
Noncurrent liabilities	1,064	2,040
Noncontrolling interests	36	40

Income Statement (a)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Net sales	$420	$834	$1,623	$2,356
Gross profit	176	391	706	1,234
Income (loss) from continuing operations	45	129	221	501
Net income (loss)	43	124	211	486
(a)    2023 amounts reflect results through September 18, 2023.

The Company's remaining equity method investments are not material.

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine months ended September 30, 2023:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2023
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
	3,041	—	3,041
Balance as of Sept 30, 2023
Goodwill	3,413	52	3,465
Accumulated impairment losses	(372)	(52)	(424)
Total	$3,041	$—	$3,041

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	September 30, 2023			December 31, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$492	$327	$165	$490	$303	$187
Tradenames, patents and trademarks, and developed technology	170	152	18	170	146	24
Land and water rights	8	2	6	8	2	6
Other	21	18	3	23	20	3
Total	$691	$499	$192	$691	$471	$220

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Amortization expense related to intangible assets	$9	$11	$27	$33

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $295 million and $287 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $12 million during the next 12 months.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $120 million in tax, and $418 million in interest, penalties, and fees as of September 30, 2023 (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2022 was $48 million and remains this amount at September 30, 2023. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $261 million and $243 million in the aggregate as of September 30, 2023 and December 31, 2022, respectively. Other than as described below, completion of required environmental RAs is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above.

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

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the RD. In the summer 2021, remedial action ("RA") activities were initiated by the EPA. In October 2022, the Company received a unilateral administrative order to perform the RA. As a result, the Company increased its reserve by $27 million in the fourth quarter of 2022.

The total reserve for the Kalamazoo River superfund site was $33 million and $37 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company are also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. In April 2022, the appellate court reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for remaining with the Sixth Circuit Court of Appeals. The Sixth Circuit issued an order denying GP's petition in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. On October 2, 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's suit against the Company was time-barred.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation ("MIMC"), a subsidiary of Waste Management, Inc. ("WMI"), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site and share the costs of these activities.

In October 2017, the EPA issued a ROD selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. The EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million ($105 million for the northern impoundment, and $10 million for the southern impoundment). Subsequent to the issuance of the ROD, there have been numerous meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the RD.

To this end, in April 2018, the PRPs entered into an Administrative Order on Consent ("AOC") with the EPA, agreeing to work together to develop the RD for the northern impoundment. That RD work is ongoing. The AOC does not include any agreement to perform waste removal or other construction activity at the site. Rather, it involves adaptive management techniques and a pre-design investigation, the objectives of which include filling data gaps (including but not limited to post-Hurricane Harvey technical data generated prior to the ROD and not incorporated into the selected remedy), refining areas and volumes of materials to be addressed, determining if an excavation remedy is able to be implemented in a manner protective of human health and the environment, and investigating potential impacts of remediation activities to infrastructure in the vicinity.
During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality, progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments, the Company reserved the following amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs.

We submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan in May 2021. The EPA issued a Unilateral Administrative Order for RA of the southern impoundment in August 2021. An addendum to the Final 100% RD (Amended April 2021) was submitted to the EPA for the southern impoundment in June 2022. This addendum incorporated additional data collected to date which indicated that additional waste material removal will be required, lengthening the time to complete the RA.

With respect to the northern impoundment, the respondents submitted the final component of the 90% RD to the EPA in November 2022. Upon submittal of the final component, an updated engineering estimate was developed and the Company increased the reserved amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner and without a release to the environment, and therefore our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total reserve for the southern and northern impoundment was $85 million and $95 million as of September 30, 2023 and December 31, 2022, respectively.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with PCBs, mercury, and metals. A preliminary remediation plan was prepared in third quarter 2023. The Company increased the reserve amount for the site by approximately $29 million during the third quarter of 2023 to account for the estimated cost to implement the remediation plan. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $102 million, net of estimated insurance recoveries and $105 million, net of estimated insurance recoveries as of September 30, 2023 and December 31, 2022, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We have further appealed the Council of State decision to uphold the ICA’s findings. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2023, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.3 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Revenue (a)	$36	$23	$105	$36
Expense (b)	34	18	100	34
Cash receipts (c)	33	8	88	11
Cash payments (d)	32	11	89	21

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for the three months and nine months ended September 30, 2023 and 2022, respectively, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for the three months and nine months ended September 30, 2023 and 2022, respectively, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving wholly-owned, special purpose entities (the "2015 Financing Entities"). Under this agreement, the Company was required to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of September 30, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2023, the Company had no borrowings outstanding under the program.

At September 30, 2023, International Paper’s credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also included up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At September 30, 2023, the Company had no borrowings outstanding under the receivables securitization program.

During the first quarter of 2023, the Company entered into a variable term loan agreement providing for a $600 million term loan which was fully drawn on the date of such loan agreement and matures in 2028. The $600 million debt was issued following the repayment of $410 million of commercial paper earlier in 2023. Additionally, during the first quarter of 2023, the Company issued an approximately $72 million environmental development bond ("EDB") with an interest rate of 4.00% and a maturity date of April 1, 2026. The proceeds from this issuance were used to repay an approximately $72 million outstanding EDB that matured on April 1, 2023.

During the second quarter of 2023, the Company issued approximately $24 million of debt with a variable interest rate and a maturity date of December 1, 2027. The Company had debt reductions of approximately $49 million of variable interest EDBs with current maturities. Additionally, during the second quarter of 2023, the Company issued an approximately $54 million EDB with a variable rate and a maturity date of May 1, 2028. The proceeds of this were used to repay an approximately $54 million EDB that matured on May 1, 2023. The Company issued an approximately $25 million EDB with a variable rate and a maturity date of June 1, 2030. The proceeds of this were used to repay an approximately $25 million EDB that matured on June 1, 2023.

During the third quarter of 2023, the Company repaid an approximately $70 million EDB with an interest rate of 2.90% that matured on September 1, 2023. Additionally, the Company repaid $80 million of commercial paper that was outstanding at June 30, 2023.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2023, we were in compliance with our debt covenants.

At September 30, 2023, the fair value of International Paper’s $5.7 billion of debt was approximately $5.1 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

NOTE 17 - RETIREMENT PLANS

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Service cost	$12	$21	$36	$64
Interest cost	115	85	345	254
Expected return on plan assets	(133)	(162)	(398)	(487)
Actuarial loss	23	21	69	65
Amortization of prior service cost	6	6	18	17
Net periodic pension expense (income)	$23	$(29)	$70	$(87)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the Condensed Consolidated Statement of Operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2023 or 2022. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $16 million for the nine months ended September 30, 2023.

NOTE 18 - STOCK-BASED COMPENSATION

The Company has an Incentive Compensation Plan ("ICP") which is administered by the Management Development and Compensation Committee of the Board of Directors (the "Committee"). The ICP authorizes the grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of September 30, 2023, 5.6 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Total stock-based compensation expense (selling and administrative)	$7	$26	$33	$98
Income tax benefits related to stock-based compensation	—	—	11	13

At September 30, 2023, $75 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares, executive continuity awards and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

Long-Term Incentive Plan

During the first nine months of 2023, the Company granted 1.6 million performance units at an average grant date fair value of $37.83 and 1.3 million time-based units at an average grant date fair value of $34.63.

NOTE 19 - BUSINESS SEGMENT INFORMATION

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

Net sales by business segment for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Industrial Packaging	$3,787	$4,385	$11,754	$13,282
Global Cellulose Fibers	725	887	2,234	2,385
Corporate and Intersegment Sales	101	130	327	361
Net Sales	$4,613	$5,402	$14,315	$16,028

Operating profit (loss) by business segment for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Industrial Packaging	$325	$369	$951	$1,326
Global Cellulose Fibers	27	95	41	71
Business Segment Operating Profit (Loss)	$352	464	$992	$1,397

Earnings (loss) from continuing operations before income taxes and equity earnings	$232	$313	$708	$1,189
Interest expense, net	58	123	179	266
Adjustment for less than wholly owned subsidiaries	—	(1)	—	(2)
Corporate expenses, net	20	15	36	54
Corporate net special items	29	62	29	34
Non-operating pension expense (income)	13	(48)	40	(144)
Business Segment Operating Profit (Loss)	$352	$464	$992	$1,397

NOTE 20 - SUBSEQUENT EVENT

On October 18, 2023, the Company announced that it plans to permanently close its containerboard mill in Orange, Texas by the end of the year. The Company expects the closure to result in pre-tax noncash asset write-off and accelerated depreciation charges of approximately $395 million and pre-tax cash severance and other shutdown charges of approximately $55 million. The Company expects to record these charges in the fourth quarter of 2023.

The Company also announced plans to permanently cease production on two of its pulp machines at its Riegelwood, North Carolina and Pensacola, Florida mills by the end of the year. The Company estimates that the machine shutdowns will result in pre-tax noncash asset write-off and accelerated depreciation charges of approximately $200 million and pre-tax cash severance and other shutdown charges of approximately $14 million. The Company expects to record these charges in the fourth quarter of 2023.

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

EXECUTIVE SUMMARY

Net earnings (loss) were $165 million ($0.47 per diluted share) in the third quarter of 2023, compared with $235 million ($0.68 per diluted share) in the second quarter of 2023 and $951 million ($2.64 per diluted share) in the third quarter of 2022. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $224 million ($0.64 per diluted share) in the third quarter of 2023, compared with $204 million ($0.59 per diluted share) in the second quarter of 2023 and $300 million ($0.83 per diluted share) in the third quarter of 2022.

International Paper executed well in the third quarter 2023 with a focus on taking care of our customers and optimizing our cost structure to better align with the current demand environment. We are encouraged to see that demand continued to modestly recover across our portfolio in the third quarter 2023, and we expect this trend to continue going forward. Operating margins have been under pressure from macroeconomic headwinds impacting sales prices, volumes, and operating costs. In light of this, we are taking additional actions to strengthen our businesses and position them to deliver profitable growth. We are focused on reducing marginal costs throughout our supply chain. Our Building a Better IP initiatives continue to deliver earnings improvement and we exceeded the full year 2023 target in this quarter. In October 2023, we announced strategic actions in our Industrial Packaging and Global Cellulose Fibers businesses to further optimize our mill system and reduce fixed costs. During the third quarter 2023, we completed the sale of our ownership stake in Ilim and Ilim Group for $508 million. International Paper no longer has investments in Russia following completion of this sale.

Comparing our performance in the third quarter 2023 to the second quarter 2023, price and mix was lower in our North American Industrial Packaging business due to index movements, lower export prices and higher export mix as demand improved. Price in our Global Cellulose Fibers business was lower as a result of index movements, partially offset by the benefits from a higher fluff pulp mix. Volume in our North American Industrial Packaging business was stable sequentially, despite one less shipping day. Containerboard shipments were higher across our export and domestic open market channels due to improved demand. Our daily U.S. box shipments were slightly higher sequentially, but down 4% year over year as consumer demand remains constrained. Fluff pulp volumes in our Global Cellulose Fibers business were higher in the third quarter 2023 as demand for fluff pulp improved. This was partially offset by lower sales of commodity grades. We continue to focus on optimizing our business by strategically aligning with the most attractive customers and segments. Operations and costs in our North American Industrial Packaging business benefited by lower economic downtime across the mill system as demand improved. Operations and costs were lower in our Global Cellulose Fibers business benefiting from strong operational performance, lower supply chain costs, lower spending, and higher energy sales. In addition, operations and costs were lower in both businesses due to favorable adjustments related to employee benefits. Maintenance outages were sequentially lower in the third quarter 2023 in our North American Industrial Packaging business due to a seasonally lower outage schedule, and our efforts to further optimize outage spending in this softer demand environment. Maintenance outage expense was sequentially flat in our Global Cellulose Fibers business. Input costs were moderately higher in our North American Industrial Packaging business primarily due to higher costs for energy and recovered fiber, partly offset by lower costs for chemicals. Input costs were lower in our Global Cellulose Fibers business primarily due to lower wood and chemical costs.

Looking ahead to the fourth quarter 2023, as compared to the third quarter 2023, in our Industrial Packaging business, we expect price and mix to be lower primarily due to prior index movements. Volume is expected to be higher on improved demand and seasonality in North America, partially offset by one less shipping day. Operations and costs are expected to be higher on the non-repeat of favorable employee benefit adjustments and partially offset by lower unabsorbed fixed costs from increased production volume. Maintenance outage expense is expected to decrease. Input costs are expected to be higher driven by increased recovered fiber costs, partially offset by lower energy, wood and other raw material costs. In our Global Cellulose Fibers business, relative to the third quarter 2023, we expect price and mix to decrease earnings primarily due to prior index movements. Overall, volume is expected to be flat. We expect higher fluff pulp volumes due to improving demand, offset by lower shipments of commodity grades as we execute our mix optimization strategy. Operations and costs are expected to be higher due to the non-repeat of favorable employee benefit adjustments along with higher maintenance spending associated with a major turbine outage at one of our mills. Maintenance outage expense is expected to be higher while input costs should be stable.

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

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2023	2022	2023
Net earnings (loss)	$165	$951	$235
Less - Discontinued operations (gain) loss	27	(64)	(13)
Earnings (loss) from continuing operations	192	887	222
Add back - Non-operating pension expense (income)	13	(48)	12
Add back - Net special items expense (income)	29	117	(6)
Income taxes - Non-operating pension and special items	(10)	(656)	(24)
Adjusted operating earnings (loss)	$224	$300	$204

	Three Months Ended September 30,		Three Months Ended June 30,
	2023	2022	2023
Diluted earnings (loss) per share	$0.47	$2.64	$0.68
Less - Discontinued operations (gain) loss per share	0.08	(0.18)	(0.04)
Diluted earnings (loss) per share from continuing operations	0.55	2.46	0.64
Add back - Non-operating pension expense (income) per share	0.04	(0.13)	0.03
Add back - Net special items expense (income) per share	0.08	0.32	(0.02)
Income taxes per share - Non-operating pension and special items	(0.03)	(1.82)	(0.06)
Adjusted operating earnings (loss) per share	$0.64	$0.83	$0.59

Cash provided by operations, including discontinued operations, totaled $1.3 billion and $1.4 billion for the first nine months of 2023 and 2022, respectively. The Company generated free cash flow of approximately $505 million and $804 million in the first nine months of 2023 and 2022, respectively. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2023	2022
Cash provided by operations	$1,341	$1,413
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(836)	(609)
Free Cash Flow	$505	$804

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

RESULTS OF OPERATIONS
For the third quarter of 2023, International Paper reported net sales of $4.6 billion, compared with $4.7 billion in the second quarter of 2023 and $5.4 billion in the third quarter of 2022.
Net earnings (loss) totaled $165 million, or $0.47 per diluted share, in the third quarter of 2023. This compared with $235 million, or $0.68 per diluted share, in the second quarter of 2023 and $951 million, or $2.64 per diluted share, in the third quarter of 2022.

Earnings from Continuing Operations
(after tax, in millions)

$300
$250
$200
$150
$100
$50
$0
$222
($123)
$5
$109
($5)
$28
($9)
($1)
$5
$11
($49)
($1)
$192
Q2 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2023

Compared with the second quarter of 2023, earnings from continuing operations benefited from higher sales volumes ($5 million), lower operating costs ($109 million), lower mill maintenance outage costs ($28 million), lower net interest expense ($5 million) and lower tax expense ($11 million). These benefits were offset by lower average sales prices and an unfavorable mix ($123 million), higher raw material and freight costs ($5 million), higher corporate and other costs ($9 million) and higher non-operating pension expense ($1 million). Equity earnings, net of taxes, were $1 million lower in the third quarter of 2023 than in the second quarter of 2023. Net special items in the third quarter of 2023 were a charge of $22 million compared with a gain of $27 million in the second quarter of 2023.

Compared with the third quarter of 2022, the third quarter of 2023 benefited from lower raw material and freight costs ($274 million), lower net interest expense ($8 million) and lower tax expense ($10 million). These benefits were offset by lower average sales prices and a unfavorable mix ($249 million), lower sales volumes ($46 million), higher operating costs ($54 million), higher mill maintenance outage costs ($14 million), higher corporate and other costs ($5 million) and higher non-operating pension expense ($46 million). Equity earnings, net of taxes, were flat in the third quarter of 2023 compared with the third quarter of 2022. Net special items in the third quarter of 2023 were a charge of $22 million compared with a gain of $551 million in the third quarter of 2022.

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

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers. On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all current and historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable industry segment.

The following table presents a reconciliation of Net earnings (loss) from continuing operations to its total business segment operating profit (loss):

	Three Months Ended
	September 30,		June 30,
In millions	2023	2022	2023
Net Earnings (Loss) from Continuing Operations	$192	$887	$222
Add back (deduct):
Income tax provision (benefit)	39	(575)	33
Equity (earnings) loss, net of taxes	1	1	—
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	232	313	255
Interest expense, net	58	123	59
Less than wholly owned subsidiaries included in operations	—	(1)	—
Corporate expenses, net	20	15	8
Corporate net special items	29	62	—
Non-operating pension expense (income)	13	(48)	12
Adjusted Operating Profit	$352	$464	$334
Business Segment Operating Profit (Loss):
Industrial Packaging	$325	$369	$304
Global Cellulose Fibers	27	95	30
Total Business Segment Operating Profit (Loss)	$352	$464	$334

Business Segment Operating Profit (Loss)

Total business segment operating profits (losses) were $352 million in the third quarter of 2023, compared with $334 million in the second quarter of 2023 and $464 million in the third quarter of 2022.

Business Segment Operating Profit (in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$334
$(157)
$7
$139
$(7)
$36
$352
Q2 2023
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2023

Compared with the second quarter of 2023, business segment operating profits benefited from higher sales volumes ($7 million), lower operating costs ($139 million) and lower mill outage costs ($36 million). These benefits were offset by lower average sales prices and an unfavorable mix ($157 million) and higher raw material and freight costs ($7 million).

Business Segment Operating Profit (in millions)
$600
$500
$400
$300
$200
$100
$0
$464
$(316)
$(58)
$(68)
$348
$(18)
$352
Q3 2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q3 2023

Compared with the third quarter of 2022, operating profits in the current quarter benefited from lower raw material and freight costs ($348 million). These benefits were offset by lower average sales prices and an unfavorable mix ($316 million), lower sales volumes ($58 million), higher operating costs ($68 million) and higher mill outage costs ($18 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2023	2022	2023	2022
Industrial Packaging
Corrugated Packaging (b)	2,329	2,522	7,103	7,759
Containerboard	677	677	1,821	2,096
Recycling	529	546	1,617	1,645
Saturated Kraft	40	51	118	146
Gypsum/Release Kraft	58	66	179	184
EMEA Packaging (b)	299	297	951	1,019
Industrial Packaging	3,932	4,159	11,789	12,849
Global Cellulose Fibers (in thousands of metric tons) (c)	692	750	2,005	2,182

(a)Sales volumes include third party and intersegment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

On September 18, 2023, pursuant to a previously announced agreement, the Company completed the sale of its 50% equity interest in Ilim S.A. ("Ilim"), which was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group, to its joint venture partners for $484 million in cash. The Company also completed the sale of all of its Ilim Group shares (constituting a 2.39% stake) for $24 million, and divested other non-material residual interests associated with Ilim, to its joint venture partners. Following the completed sales, the Company no longer has an interest in Ilim or any of its subsidiaries. Additionally, we incurred transaction fees of $36 million in connection with the sale of our investment. This transaction is discussed further in Note 11 - Equity Method Investments of Item 1. Financial Statements.

Discontinued operations includes the equity earnings of the prior Ilim joint venture. Discontinued operations also includes special items charges of $59 million ($50 million after taxes) and $33 million (before and after taxes) for the three months ended September 30, 2023 and June 30, 2023, respectively.

Income Taxes

An income tax provision of $39 million was recorded for the third quarter of 2023 and the reported effective income tax rate was 17%. The effective income tax rate for the third quarter of 2023 was higher than the second quarter of 2023 as the second quarter tax rate reflects a tax benefit related to the closure of the 2015-2016 IRS audit. Excluding a benefit of $7 million related to the tax effects of net special items and a benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 18% for the third quarter of 2023. The operational effective tax rate for the third quarter of 2023 was lower than the second quarter of 2023 primarily due to increased U.S. research and development tax credits and lower than estimated U.S. income taxes on foreign earnings.

An income tax provision of $33 million was recorded for the second quarter of 2023 and the reported effective income tax rate was 13%. Excluding a benefit of $21 million related to the tax effects of net special items and benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the second quarter of 2023.

An income tax benefit of $575 million was recorded for the third quarter of 2022 and the reported effective income tax rate was (184)%. Excluding a benefit of $668 million related to the tax effects of net special items and expense of $12 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 21% for the third quarter of 2022.

The operational effective tax rate is a non-GAAP financial measure and is calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

Interest Expense
Net interest expense was $58 million in the third quarter of 2023, compared with $59 million in the second quarter of 2023 and $123 million in the third quarter of 2022. The second quarter of 2023 includes $6 million of interest income related to the settlement of tax audits and the third quarter of 2022 includes $55 million of interest expense related to the settlement of the timber monetization restructuring tax matter.

Effects of Net Special Items Expense (Income) and Non-Operating Pension Expense
Details of net special items expense (income), excluding interest expense, and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	September 30,				June 30,
	2023		2022		2023
In millions	Before Tax	After Tax	Before Tax	After Tax	Before Tax	After Tax
Debt extinguishment costs	$—	$—	$93	$70	$—	$—
Environmental remediation reserve adjustment	29	22	—	—	—	—
Sylvamo investment	—	—	(16)	(12)	—	—
Legal settlement	—	—	(15)	(11)	—	—
Total net special items expense (income)	29	22	62	47	—	—
Non-operating pension expense (income)	13	10	(48)	(36)	12	9
Total net special items and non-operating pension expense (income)	$42	$32	$14	$11	$12	$9
Net special items expense (income) include the following tax expenses (benefits):

	Three Months Ended
	September 30,		June 30,
In millions	2023	2022	2023
Tax benefit related to the timber monetization settlement	$—	$(604)	$—
Tax benefit related to tax-free exchange of Sylvamo shares	—	(35)	—
Tax benefit related to settlement of tax audits	—	—	(23)
Total	$—	$(639)	$(23)
Subsequent Event - Strategic Actions

As previously disclosed on October 18, 2023, the Company has committed to certain actions impacting its Containerboard and
Global Cellulose Fibers businesses as further described below.

Containerboard
The Company plans to permanently close its containerboard mill in Orange, Texas by the end of the year. The Company expects the closure to result in pre-tax noncash asset write-off and accelerated depreciation charges of approximately $395 million and pre-tax cash severance and other shutdown charges of approximately $55 million. The Company expects to record these charges in the fourth quarter of 2023.

Global Cellulose Fibers
The Company plans to permanently cease production on two of its pulp machines at its Riegelwood, North Carolina and Pensacola, Florida mills by the end of the year. The Company estimates that the machine shutdowns will result in pre-tax noncash asset write-off and accelerated depreciation charges of approximately $200 million and pre-tax cash severance and other shutdown charges of approximately $14 million. The Company expects to record these charges in the fourth quarter of 2023.

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) which is the Company's measure of segment profitability.

Industrial Packaging

Total Industrial Packaging	2023			2022
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,787	$3,884	$11,754	$4,385	$4,491	$13,282
Operating Profit (Loss)	$325	$304	$951	$369	$560	$1,326
Industrial Packaging net sales for the third quarter of 2023 were 2% lower compared with the second quarter of 2023 and 14% lower compared with the third quarter of 2022. Operating profit was 7% higher in the third quarter of 2023 compared with the second quarter of 2023 and 12% lower compared with the third quarter of 2022.

North American Industrial Packaging	2023			2022
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,491	$3,550	$10,765	$4,055	$4,126	$12,206
Operating Profit (Loss)	$313	$284	$899	$387	$550	$1,337

(a)Includes intra-segment sales of $20 million and $25 million for the three months ended September 30, 2023 and 2022, respectively; $17 million and $48 million for the three months ended June 30, 2023 and 2022, respectively; and $69 million and $102 million for the nine months ended September 30, 2023 and 2022, respectively.

North American Industrial Packaging average sales margins in the third quarter of 2023 were lower compared to the second quarter of 2023 driven by lower average sales prices for corrugated boxes and containerboard from index movements and an unfavorable geographic mix. Sales volumes were higher for containerboard while volumes for corrugated boxes were lower, reflecting one less shipping day in the third quarter of 2023. Total maintenance and economic downtime was about 160,000 short tons lower in the third quarter of 2023 compared with the second quarter of 2023, due to lower economic downtime. Operating costs were lower driven by lower economic downtime and favorable adjustments related to employee benefit costs. Planned maintenance downtime costs were lower in the third quarter of 2023 compared with the second quarter of 2023. Input costs were higher, primarily for energy, freight and recovered fiber.
Compared with the third quarter of 2022, sales volumes in the third quarter of 2023 were lower for corrugated boxes reflecting the soft demand environment as consumers continued to focus spending on non-discretionary goods and services and retailers and manufacturers pulled down inventory levels. Sales volumes for export containerboard were higher. Total maintenance and economic downtime was about 46,000 short tons higher in the third quarter of 2023, due to higher economic downtime partially offset by lower maintenance downtime. Average sales prices for boxes and containerboard were lower reflecting index movements. Operating costs increased, driven by economic downtime and inflation on goods and services, partially offset by favorable adjustments related to employee benefit costs. Planned maintenance downtime costs were higher in the third quarter of 2023 compared with the third quarter of 2022. Input costs were significantly lower driven by recovered fiber, energy costs and wood.
Entering the fourth quarter of 2023, sales volumes are expected to be higher compared to the third quarter of 2023. There is one less shipping day in the fourth quarter of 2023. Average sales margins are expected to be lower. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be lower in the fourth quarter of 2023 compared with the third quarter of 2023. Input costs are expected to be higher driven by recovered fiber.

EMEA Industrial Packaging	2023			2022
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$316	$351	$1,058	$355	$413	$1,178
Operating Profit (Loss)	$12	$20	$52	$(18)	$10	$(11)

EMEA Industrial Packaging sales volumes for corrugated boxes in the third quarter of 2023 were seasonally lower compared with the second quarter of 2023. Average sales margins for corrugated boxes were lower, reflecting an unfavorable product mix. Average sales margins for containerboard were lower. Operating costs were lower. There were no planned maintenance outages in either the third quarter of 2023 or the second quarter of 2023. Input costs were lower driven by chemicals and recovered fiber.

Compared with the third quarter of 2022, sales volumes in the third quarter of 2023 were lower reflecting soft demand in the Eurozone. Higher average sales margins for corrugated boxes were more than offset by lower margins for containerboard. Operating costs were lower. There were no planned maintenance outages in either the third quarter of 2023 or the third quarter of 2022. Input costs were significantly lower primarily for energy and recovered fiber.

Looking ahead to the fourth quarter of 2023, sales volumes for corrugated boxes are expected to be seasonally higher. Average sales margins are expected to be higher. Operating and input costs are expected to be higher. Planned maintenance downtime costs are expected to be higher in the fourth quarter of 2023.

Global Cellulose Fibers

Total Global Cellulose Fibers	2023			2022
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$725	$698	$2,234	$887	$788	$2,385
Operating Profit (Loss)	$27	$30	$41	$95	$25	$71

Global Cellulose Fibers net sales in the third quarter of 2023 were 4% higher compared with the second quarter of 2023 and 18% lower than in the third quarter of 2022. Operating profit was 10% lower in the third quarter of 2023 compared with the second quarter of 2023 and was 72% lower compared with the third quarter of 2022.
Sales volumes in the third quarter of 2023, compared with the second quarter of 2023, were higher as seasonality was more than offset by an improving demand environment. Total maintenance and economic downtime was about 17,000 short tons lower in the third quarter of 2023 compared with the second quarter of 2023 driven by both economic and maintenance downtime. Average sales margins were lower, reflecting price index movement partially offset by a favorable product mix. Operating costs were lower driven by distribution and favorable adjustments related to employee benefit costs. Planned maintenance downtime costs in the third quarter of 2023 were lower compared with the second quarter of 2023. Input costs were lower, primarily for wood and chemicals.
Compared with the third quarter of 2022, sales volumes in the third quarter of 2023 were lower driven by customer inventory destocking. Total maintenance and economic downtime was about 143,000 short tons higher in the third quarter of 2023, due to economic downtime. Average sales margins were lower reflecting lower average sales prices and an unfavorable product mix. Operating costs were lower driven by lower distribution costs and favorable adjustments related to employee benefit costs. Planned maintenance downtime costs in the third quarter of 2023 were higher compared with the third quarter of 2022. Input costs were lower primarily for energy and chemicals.
Entering the fourth quarter of 2023, sales volumes are expected to be lower as higher fluff pulp volumes are more than offset by lower volumes for commodity grades. Average sales margins are expected to be lower. Planned maintenance downtime costs in the fourth quarter of 2023 are expected to be higher compared with the third quarter of 2023. Operating costs are expected to be higher. Input costs are expected to be lower.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $1.3 billion for the first nine months of 2023, compared with $1.4 billion for the comparable 2022 nine-month period.

Investments in capital projects, net of insurance recoveries, totaled $836 million in the first nine months of 2023, compared to $609 million in the first nine months of 2022. Full-year 2023 capital spending is currently expected to be approximately $1.1 billion to $1.2 billion, or 110% to 120% of depreciation and amortization.

Financing activities for the first nine months of 2023 included an $83 million net increase in debt versus a $202 million net decrease in debt during the comparable 2022 nine-month period.

See Note 16 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the nine months ended September 30, 2023.

Amounts related to early debt extinguishments during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2023	2022	2023	2022
Early debt reductions (a)	$—	$498	$—	$503
Pre-tax early debt extinguishment (gain) loss, net	—	93	—	93

(a)Reductions related to notes with interest rates ranging from 6.40% to 8.70% with original maturities from 2023 to 2039 and 4.35% to 8.70% with original maturities from 2023 to 2048 for the three and nine months ended September 30, 2022, respectively.

At September 30, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structure disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows: $93 million in 2023; $135 million in 2024; $191 million in 2025; $143 million in 2026; $323 million in 2027; and $4.8 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2023, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At September 30, 2023, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2023, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 16 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2023, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2023, the Company had no outstanding borrowings under the program.

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

During the third quarter of 2023, the Company repaid an approximately $70 million EDB with an interest rate of 2.90% that matured on September 1, 2023. Additionally, the Company repaid $80 million of commercial paper that was outstanding at June 30, 2023.

International Paper expects to meet projected capital expenditures, service existing debt, meet working capital and dividend requirements and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. We have repurchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt (including in open market purchases) to the extent consistent with this capital structure planning, and subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements, and other factors. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

During the first nine months of 2023, International Paper used 1.6 million shares of treasury stock for various incentive plans. International Paper also acquired 5.9 million shares of treasury stock, including restricted stock tax withholdings. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's repurchase program. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of September 30, 2023.

During the first nine months of 2022, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 24.4 million shares of treasury stock, including restricted stock tax withholding. Repurchases of common stock and payments of restricted stock withholding taxes totaled $1.09 billion, including $1.07 billion related to shares repurchased under the Company's repurchase program.

Cash dividend payments related to common stock totaled $482 million and $509 million for the first nine months of 2023 and 2022, respectively. Dividends were $1.3875 per share for the first nine months of 2023 and 2022.

Our pension plan is currently fully funded and we do not anticipate any required contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the 2015 Financing Entities timber monetization restructuring tax matter. Under this agreement, the Company agreed to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of September 30, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

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

Accounting policies whose application may have a significant effect on the reported results of operations and financial position of International Paper, and that may require judgments by management that affect their application, include accounting for contingencies, impairment or disposal of long-lived assets, goodwill and other intangible assets, pensions and income taxes.

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2023.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “believes,” “estimates” and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and reflect management’s current views and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters; (ii) the level of our indebtedness and changes in interest rates (including the impact of current elevated interest rate levels); (iii) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets, including possible instability in such markets and/or disruptions to the banking system due to potential or actual bank failures; (iv) domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts, and the potential geopolitical and economic consequences associated therewith), changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of our future pension funding obligations, and pension and healthcare costs; (vi) unanticipated expenditures or other adverse developments related to compliance with existing and new environmental, tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (vii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (viii) risks inherent in conducting business through joint ventures; (ix) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs and other corporate transactions, (x) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xii) our exposure to claims under our agreements with Sylvamo Corporation; (xii) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xiv) our ability to attract and retain qualified personnel, particularly in light of current labor market conditions. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 14 - Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (Part I, Item 1A).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2023 - July 31, 2023	2,604	$32.61	—	$2.96
August 1, 2023 - August 31, 2023	4,177	35.69	—	2.96
September 1, 2023 - September 30, 2023	—	—	—	2.96
Total	6,781
(a) 6,781 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's restricted stock program. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization up to a total of $3.35 billion shares. As of September 30, 2023, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable. Without limiting the generality of the foregoing, during the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

October 27, 2023	By	/s/ Timothy S. Nicholls
Timothy S. Nicholls
Senior Vice President and Chief Financial Officer

October 27, 2023	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller