Form 10-K
period 2023-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2024-02-16
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was approximately $10,960,397,116.

The number of shares outstanding of the Company’s common stock as of February 9, 2024 was 346,353,824.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2024 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	45
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	46
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	46
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	48
	Consolidated Statement of Operations	51
	Consolidated Statement of Comprehensive Income	52
	Consolidated Balance Sheet	53
	Consolidated Statement of Cash Flows	54
	Consolidated Statement of Changes in Equity	55
	Notes to Consolidated Financial Statements	56
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	93
ITEM 9A.	CONTROLS AND PROCEDURES.	93
ITEM 9B.	OTHER INFORMATION.	93
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.	93

PART III.		94

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	94
ITEM 11.	EXECUTIVE COMPENSATION.	94
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	94
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	94
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	94

PART IV.		95

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	95
	Additional Financial Data	95
ITEM 16.	FORM 10-K SUMMARY.	99
	SIGNATURES.	100
APPENDIX I	2023 LISTING OF FACILITIES.	A-1
APPENDIX II	2023 CAPACITY INFORMATION.	A-3

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the "Company," "International Paper" or "IP", which may also be referred to as "we" or "us") is a global producer of renewable fiber-based packaging and pulp products with manufacturing operations in North America, Latin America, Europe and North Africa. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. You can learn more about us by visiting our website at www.internationalpaper.com.

In the United States, at December 31, 2023, the Company operated 23 pulp and packaging mills, 162 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2023 in Canada, Europe, North Africa and Latin America included four pulp and packaging mills, 37 converting and packaging plants, and two recycling plants. We operate a packaging products distribution business principally through six branches in Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

We are guided by our core values. We do the right things, in the right ways, for the right reasons, all of the time – this is The IP Way. Our overarching values are safety, ethics, and stewardship.

•Safety – Above all, we care about people. We look out for each other to ensure everyone returns home safely each day.
•Ethics – We act honestly and operate with integrity and respect. We promote a culture of openness and accountability.
•Stewardship – We are responsible stewards of people and communities, natural resources and capital. We strive to leave everything in better shape for future generations.
•Think the Customer – We will deliver on Our Customer Promise to do the right things for our customers, at every moment, in every experience.
•Include and Engage – We strive to build a culture in which each employee feels a sense of belonging and experiences an environment in which to do their best work every day.

For management and financial reporting purposes, our businesses are separated into two segments: Industrial Packaging and Global Cellulose Fibers. A
description of these business segments can be found on pages 35 and 36 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On September 18, 2023, we completed the previously announced sale of our 50% equity interest in Ilim S.A. ("Ilim"), which was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group. We also completed the sale of all of our Ilim Group shares (constituting a 2.39% stake) and divested other non-material residual interests associated with Ilim. Following the completed sales, we no longer have an interest in Ilim or any of its subsidiaries, and no longer have any investments in Russia. As a result, all current and historical results of the Ilim investment reportable segment are presented as Discontinued Operations, net of taxes. See discussion in Note 11 - Equity Method Investments on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data.

Following our public announcement on October 18, 2023, the Company permanently closed its containerboard mill in Orange, Texas on December 4, 2023 and permanently ceased production on two of its pulp machines at its Riegelwood, North Carolina and Pensacola, Florida mills on December 11, 2023. The mill closure resulted in pre-tax non-cash asset write-off and accelerated depreciation charges of approximately $347 million and pre-tax cash severance and other shutdown charges of approximately $81 million. The machine shutdowns resulted in pre-tax non-cash asset write-off and accelerated depreciation charges of approximately $75 million and pre-tax cash severance and other shutdown charges of approximately $37 million. The Company recorded these charges in the fourth quarter of 2023.

From 2019 through 2023, International Paper’s capital spending approximated $4.6 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and deploy strategic capital for capacity expansion. Capital spending in 2023 was approximately $1.1 billion and is expected to be approximately $800 million to $1.0 billion in 2024. You can find more information about capital spending on page 39 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found in Note 7 Acquisitions on page 65 of Item 8. Financial Statements and Supplementary Data.

You can find discussions of restructuring charges and other special items on page 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission ("SEC"). The SEC permits us to disclose important information by referring you to those documents. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investors section of our website at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We encourage you to refer to such information.

Our website contains a significant amount of information about the Company, including our SEC filings and financial and other information for investors. The information that we post on our website could be deemed to be material information. We encourage investors, the media, and others interested in the Company to visit this website from time to time, as information is updated and new information is posted. The information contained on or connected to our website, however, is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Our internet address is included as an inactive textual reference only.

HUMAN CAPITAL

EMPLOYEES

As of December 31, 2023, we have approximately 39,000 employees, nearly 33,000 of whom are located in the United States. Of our U.S. employees, 22,900 are hourly, with unions representing approximately 14,200 employees. Of this number, 10,600 are represented by the United Steelworkers union ("USW").

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

SAFETY AND WELLBEING

At International Paper, safety is core to who we are and how we operate. To achieve this, we are cultivating a resilient safety culture where every team member is empowered to stop work they believe is unsafe. We work tirelessly to anticipate and address unexpected events by incorporating layers of protection, continuously enhancing our systems and engaging all team members in learning events to prevent injuries before they take place. Our Vision 2030 goal to create a 100% injury-free workplace for our team members and contractors fuels our commitment from Madrid to Memphis and everywhere in between.

We also care deeply about the mental, emotional, physical and professional wellbeing of our employees by providing an Employee Assistance Program (“EAP”) at no cost to employees and family members. Our EAP offers coaching and counseling sessions aimed at problem solving, achieving goals, and dealing with stress and anxiety management through resiliency. We embrace a holistic wellness approach providing employees with resources on incorporating wellness habits into their daily lives.

HUMAN CAPITAL MANAGEMENT

The attraction, retention and development of our employees is critical to our success. We create a positive employee experience that begins at onboarding. Our Human Resources Talent Management Team hosts online Global New Employee Orientation for employees and each business conducts onsite new hire integration training unique to its business and/or facility. This experience continues through our continuous learning, development and performance management programs. We provide continuing education courses that are relevant to our industry and job functions within the Company, including both instructor-led and online training through our Learning Management System (“LMS”) MyLearning platform. Across the enterprise in 2023, employees completed 4.6 million learning activities through our platform.

In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, such as our REACH (Recruit, Engage,

Align College Hires) program and Global Manufacturing Training Initiative programs. Through REACH we recruit and develop early-career engineers and safety professionals for our U.S. mills, preparing them to become future leaders. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows and professionally develops our employees. Our Global Manufacturing Training Initiative provides training services to hourly operations and maintenance employees in our mills in a standardized and structured manner. On the converting side of our business, more than 350 front line and future leaders participated in our multi-day in-person Leadership Application and Professional Development and Manufacturing Management Associate Programs during 2023.

We develop leaders through our IP Leadership Institute offering a broad range of LMS virtual and in person resources, courses and workshops for individual contributors, people leaders and teams. We also offer peer mentoring and leadership and career development training to support and develop our employees.

We help our employees better themselves by offering tuition reimbursement to employees to pursue additional education to prepare for other positions at the Company. We also provide student loan assistance to help employees repay qualified student loans. These resources provide employees with the skills and support they need to achieve their career goals, build management skills and become leaders within our Company.

The labor market for both hourly and salaried workers continues to be increasingly competitive. For additional information regarding risks related to the current labor market, see Item 1A. Risk Factors – WE OPERATE IN A CHALLENGING MARKET FOR TALENT AND MAY FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, INCLUDING KEY MANAGEMENT PERSONNEL.

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

DIVERSITY AND INCLUSION

In 2023, we added Include and Engage as a new core value because we believe in an inclusive workforce, where employees of diverse backgrounds and perspectives are represented, engaged and empowered to contribute innovative ideas, influence decisions, and bring their authentic selves to work. While this core value is new, our efforts around diversity and inclusion have been in place for more than 20 years. Looking forward to projected workforce demographic changes over the next decade, and guided by our commitment to equal employment opportunity for all, our stated Vision 2030 goal is to achieve 30% overall representation of women and 50% women in salaried positions, 30% racial and ethnic minority representation in U.S. salaried positions, and to implement regional diversity plans in non-U.S. locations. To foster a more diverse and inclusive culture, the Company is focused on promoting a culture of diversity and inclusion that leverages the talents of all employees, and implementing practices that attract, recruit and retain a broad diversity of talent.

Our Global Diversity and Inclusion Council, comprised of senior leaders in the Company, is committed to creating and promoting a culture of inclusion, collaboration, engagement, equity and diversity. The Company supports enterprise-wide employee-led networking circles (“ENCs”) that are open to all employees and provide a forum to communicate and exchange ideas, build a network of relationships across the Company, and pursue personal and professional development, such as the Women in International Paper ("WIP") ENC, Black Employee Networking Circle ("BEN"), LGBTQ+ & Allies ENC ("IPride") and a Veterans ENC ("iVets"). Each ENC is sponsored by Company leaders and aligned with our core values and business objectives. Through annual initiatives, ENCs offer development opportunities, encourage cross-collaboration and connection with individuals throughout the Company, and engage allies. Some facilities and functions also have their own ENCs.

In 2023 our ENCs executed on 30 initiatives aimed at strengthening our diversity and inclusion culture. As examples of our efforts, in 2023, IPride hosted a workshop, “Pride 101,” where speakers educated attendees on topics such as history of the LGBTQ+ movement, and offered guidance to allies on how to support LGBTQ+ colleagues. Similarly, BEN sponsored a Juneteenth event, iVets partnered with our Community Engagement team to sponsor Wreaths Across America, and WIP worked with our communications team to recognize women working in our facilities. We also recognize Diversity & Inclusion awareness months, conduct training and host D&I workshops and team-level courses which further our diversity and inclusion goals.

We have also developed a Diversity Acquisition Framework for U.S. colleges and universities to guide our enterprise diversity and inclusion efforts as we strive to hire the best talent by accessing all the available talent using broad recruiting parameters through inclusive and legally compliant employment practices.

The make-up of our Board of Directors and Senior Leadership Team ("SLT") reflects our efforts to seek qualified board candidates with diverse backgrounds and perspectives including, but not limited to, such factors as race, ethnicity and gender.

At December 31, 2023, the composition of our Board of Directors, as noted below, reflects those efforts and the importance of diversity:

•27% women, 27% ethnically diverse, 18% African-American and
•75% of the Board of Director’s standing committees are chaired by women.

Our Senior Leadership Team is currently comprised of senior vice presidents who oversee crucial functions and business units within the Company and is 30 percent women as of December 31, 2023.

COMMUNITY ENGAGEMENT

We encourage our employees to support the communities in which they live and in which the Company operates. Our community engagement efforts extend across the globe and support social and educational needs. To that end, in 2023 we invested approximately $20 million to address critical needs in the communities in which we work and live. Our Vision 2030 goal is to strengthen the resilience of our communities, in numerous ways, and improve the lives of 100 million people in our communities in numerous ways, including the support of education, reducing hunger, promoting health and wellness and supporting disaster relief.

One way we lead in promoting health and wellness is through our award-winning Fighting Period Poverty in Our Communities program. Period poverty is lack of access to period products and education and affects at least 500 million women and girls globally. Period poverty leads to school truancy, reproductive issues, health risks and unnecessary shame. Through this program, we collaborate with partners to create awareness of period poverty globally and provide period care kits to people who need them most.

In 2022, the Company was honored with the American Forest & Paper Association's (“AF&PA”) “Diversity, Equity and Inclusion in Sustainability Award” for our “Ending Period Poverty” program. In 2023, we hosted 62 menstrual product kit packing events in nine countries donating more than 32,000 menstrual product kits to people across the world.

Also in 2023, the Company was awarded a Leadership in Sustainability Award for Resilient U.S. Forests by the AF&PA for its innovative approach to promote forest bird awareness and conservation within the forest product supply chain in partnership with the American Bird Conservancy. In 2024, we received the Grassroots Innovation Award from the Public Affairs Council. Additionally, we are proud to have been named among the world’s most ethical companies by Ethisphere for 17 consecutive years.

INTELLECTUAL PROPERTY, PATENTS, AND TRADEMARKS

We rely on a combination of patent, copyright, trademark, design, trade secret, and internet domain laws to establish and protect our intellectual property rights in the United States and in foreign jurisdictions. The Company’s practice is to file applications and obtain patents for products and services we believe improve our value proposition to customers. We maintain a portfolio of trademarks and service marks registered with the U.S. Patent and Trademark Office and in certain foreign jurisdictions, unregistered trademarks, licenses, and internet domain names that we consider important to the marketing of our products and business. These trademarks and service marks include those entity and product names that appear in this Annual Report on Form 10-K and our logo, as well as names of other products and marketing-related taglines. Our registered intellectual property has various expiration dates. The Company also relies on trade secret and other confidential information protection for manufacturing processes, product specifications, formulae, analyses, market information, forecasts, and other competitively sensitive information.

COMPETITION AND COSTS

The pulp and packaging sectors are large and fragmented, and the areas into which we sell our principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood-fiber products.

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 27 through 37 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-3 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells products directly to end users and converters, as well as through agents, resellers and distributors.
DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on pages 35 and 36 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SALES VOLUMES BY PRODUCT
Sales volumes of major products for 2023, 2022 and 2021 were as follows:
SALES VOLUMES BY PRODUCT (a)

In thousands of short tons (except as noted)	2023	2022	2021
Industrial Packaging
Corrugated Packaging (b)	9,428	10,202	10,787
Containerboard	2,604	2,642	2,893
Recycling	2,152	2,190	2,223
Saturated Kraft	160	188	186
Gypsum/Release Kraft	237	251	234
Europe, Middle East & Africa ("EMEA") Packaging (b)	1,282	1,376	1,546
Industrial Packaging	15,863	16,849	17,869
Global Cellulose Fibers (in thousands of metric tons) (c)	2,681	2,893	2,970
(a)Includes third-party and intersegment sales and excludes sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales for these businesses reflect invoiced tons.
(c) Includes North American volumes and internal sales to mills.

GOVERNMENTAL REGULATION

The Company’s policy is to operate its mills and factories in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees. We operate our businesses and sell products globally. In each of the jurisdictions in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, content, handling, storage, transport, marketing and sale of our products. Our operations are also subject to forestry reserve requirements, other environmental regulations and occupational health and safety laws. Violations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, other liabilities, as well as damage to our reputation. We incur costs to comply with these requirements. For additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – WE ARE
SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENTAL REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE, OR THE FAILURE TO COMPLY WITH SUCH REQUIREMENTS, COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

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

Our approach to sustainability considers our entire value chain, from sourcing raw materials responsibly and working safely, to making renewable, recyclable products and providing a market for recovered products. To help inform and prioritize the focus of our sustainability strategy, we have engaged with internal and external stakeholders using a variety of methods, assessed key issues and associated risks and opportunities, and incorporated sustainability considerations into our processes. Additionally, in 2020, we established our Vision 2030 goals with the purpose of promoting healthy and abundant forests, thriving people and communities, sustainable operations and renewable solutions.

As part of its business, the Company is subject to extensive and increasingly stringent federal, state local, and international laws and regulations governing the protection of the environment. For example, Company manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities, all of which are subject to a variety of environmental laws and regulations, along with requirements of environmental permits or analogous authorizations issued by various governmental authorities. In addition, new environmental laws or regulations impacting our facilities around the world are often passed or proposed. Our continuing objectives include: (1) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (2) maintaining compliance with applicable laws and regulations. The Company spent approximately $40 million in 2023 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $35 million in 2024 for environmental capital projects. Capital expenditures on environmental projects for 2025 and 2026, respectively, are anticipated to be approximately $40 million and $35 million. It is possible that our capital expenditure assumptions, estimates and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects, varying costs or changes in environmental laws and regulations.

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
The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs and/or potentially liable parties, and costs are commonly allocated according to relative amounts of waste deposited and other factors. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed or formerly-owned facilities, and recorded as liabilities on the balance sheet. For additional information regarding certain remediation actions, see Note 14 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data on pages 74 through 78. For additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENTAL REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS, OR THE FAILURE TO COMPLY WITH SUCH REQUIREMENTS, COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

CLIMATE CHANGE

The Company recognizes the impacts of climate change on people and our planet. To manage climate-related risks, we are taking actions throughout our value chain to help advance a low-carbon economy. We aligned our annual sustainability reporting with the recommendations of the Task Force on Climate-Related Financial Disclosure (“TCFD”) in the 2023 reporting cycle (based upon data from 2022). As part of our TCFD reports, we identify and report on climate-related opportunities. We identify and evaluate physical and transition climate-related risks through our enterprise risk management process.

We transform renewable resources into recyclable products that people depend on every day. We aim to produce low carbon products that have a positive impact on nature. To this end, we source renewable fiber from responsibly managed forests and recycled raw materials. We then use a circular manufacturing process that makes the most of resources and byproducts, while reducing the environmental impacts of our operations. At the end of use, the majority of our low-carbon fiber-based products are recycled into new products at a higher rate than any other base material. We work to advance the shift to a low-carbon, circular economy by designing products that are 100% reusable, recyclable or compostable.

Through improvements in operations, equipment, energy efficiency and fuel diversity, we are working to achieve company-wide reductions in Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions. As part of our Vision 2030 goals, we have targeted incremental reductions of 35% in our Scope 1, 2, and 3 GHG emissions by 2030 in comparison to 2019 levels. The Science Based Targets initiative (“SBTi”) approved these targets as consistent with levels required to meet the goals of the 2015 Paris Agreement, an agreement signed among over 170 countries, which became effective in November 2016. We intend to continue to evaluate and implement projects as we pursue this Vision 2030 GHG goal. This includes ongoing energy efficiency efforts and capital projects to phase out our most carbon intensive fuel sources (Scope 1) as well as developing GHG reduction strategies for our energy sourcing (Scope 2) and broader supply chain footprint (Scope 3). In addition, we have recently committed to be an early adopter of the Taskforce on Nature-related Financial Disclosures (“TNFD”). TNFD adopters intend to make corporate reporting disclosures that are aligned with TNFD recommendations, which have been designed to (i) meet the corporate reporting requirements of organizations across jurisdictions; (ii) be consistent with the global baseline for corporate sustainability reporting; and (iii) be aligned with the global policy goals outlined in the Kunming-Montreal Global Biodiversity Framework, which was adopted to halt and reverse nature loss by 2030.

We use carbon-neutral biomass and manufacturing residuals (rather than fossil fuels) to generate a majority of the manufacturing energy at our mills. We believe our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests.

INTERNATIONAL EFFORTS

The 2015 Paris Agreement compels international efforts and voluntary commitments toward reducing the emissions of GHGs. IP supports the 2015 Paris Agreement and recognizes the importance of global policy action to achieve emission reductions consistent with an increase of “well below 2 ° Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase even further to 1.5 ° Celsius.” Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.

To assist member countries in meeting GHG reduction obligations, the European Union operates an Emissions Trading System ("EU ETS"). Our operations in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company, but they could be material to the Company in the future depending on how the 2015 Paris Agreement's non-binding commitments or allocation of, and market prices for, GHG credits under existing rules evolve over the coming years.

Additionally, the EU’s newly mandated Corporate Sustainability Reporting Directive (“CSRD”) and Deforestation Regulation (“EUDR”), each impose additional compliance responsibilities on the Company. The CSRD requires additional reporting processes for greater accountability. The Company’s first reporting year under the CSRD is expected to be 2025. The CSRD standards replace the existing Non-Financial Reporting Directive and expands reporting requirements for companies operating in the EU. The implementation timeline varies depending on the type of entity.

The EUDR requires companies trading in products derived from certain commodities to conduct extensive diligence on the value chain to ensure goods do not result from recent deforestation, forest degradation or breaches of local environmental and social laws. Currently, the Company is evaluating the implications of the EUDR to its business with the expected earliest reporting date being in 2025.

U.S. EFFORTS, INCLUDING STATE, REGIONAL AND LOCAL MEASURES

Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. The EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units (“EGUs”); (iii) control emissions from new oil and gas processing operations; and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year.

Several U.S. states, including states in which we operate facilities, have enacted or are considering legal measures to require the reduction and reporting of emissions of GHGs by companies and public utilities. California, New York and Virginia have already enacted such programs, although these regulations have not had, and are not expected to have a material impact on the Company. For example, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which will impose climate-related reporting obligations on companies doing business in California meeting specified thresholds, including the Company. We monitor proposed programs in other states as well; however, it is unclear what impacts, if any, future state-level or local GHG rules will have on the Company’s operations.

SUMMARY

Regulation related to GHGs and climate change continues to evolve in the areas of the world in which we do business. However, while it is likely that there will be increased governmental action regarding GHGs and climate change in the future, it is unclear what actions will be taken and when such actions will occur and at this time it is not reasonably possible to estimate the Company’s costs of compliance with rules that have not yet been adopted or implemented and may not be adopted or implemented in the future. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on the Company, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. Other possible indirect impacts may include influence on competitive position due to customer and end-consumer preferences regarding low-carbon, circular products with a high recycling rate along with tax credit and funding opportunities to expand green energy production and carbon credit generation. The Company has controls and procedures in place to track GHG emissions from our facilities, as well as to stay informed about developments concerning possible climate-related laws, regulations, accords, and policies in the U.S. and in other jurisdictions where we operate. We regularly assess whether such developments may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations under applicable rules and regulations.

Moreover, compliance with legal requirements related to GHGs and/or climate change which are currently in effect or which may be effective or enacted in the future are expected to require future expenditures to meet GHG emission reduction, disclosure or other obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits or the need to acquire carbon offsets. We may also incur significant expenditures in relation to our efforts to meet our internal targets or goals with respect to
GHGs and climate change, including our Vision 2030 goal on GHGs as set forth above. Furthermore, in connection with complying with legal requirements and/or our efforts to meet our internal targets and goals, we have made and expect to continue to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas. Rather than rely on carbon offsets, we focus on reducing energy consumption as well as relative GHG emissions across our mills and manufacturing facilities. Currently, these efforts and obligations have not materially impacted the Company but such efforts and obligations may have a material impact on the Company in the future.

We believe sustainability is a key element of corporate governance promoted by our Board of Directors, committees of the Board of Directors, and senior management.

Our Board of Directors has primary oversight of the Company's enterprise risk management program, which includes sustainability. The Board receives updates from our Chief Sustainability Officer ("CSO") and additional members of management. Our Board of Directors also conducts periodic reviews of components of the sustainability strategy and performance and reviews material key sustainability-related developments and issues. Our standing committees share responsibility on sustainability as described below:

Audit and Finance Committee
•Reviews processes and controls for external reporting of sustainability and social impact data and metrics.
•Reviews related disclosures in Annual Report on Form 10-K and other sustainability reports.

Governance Committee
•Reviews and reassesses adequacy of, and oversees compliance with our Corporate Governance Guidelines.
•Seeks Board of Director candidates with diverse backgrounds.

Management Development and Compensation Committee ("MDCC Committee")
•Approves Chief Executive Officer ("CEO") sustainability-focused objectives and evaluates performance.
•Considers sustainability factors in SLT compensation and in overall compensation plan design.
•Reviews sustainability disclosures related to executive compensation.

Public Policy and Environment Committee ("PPE Committee")
•Reviews sustainability and social impact policies, plans and performance to ensure commitments to stewardship.
•Stays current on emerging sustainability and social impact trends and issues impacting the Company.

At the management level, ownership and governance of sustainability matters is embedded in the organization from the top down. Our CEO and SLT are responsible for corporate strategy and leadership including incorporation of our sustainability goals and standards into our daily operations and long-term business strategy. Our SLT, which is comprised of senior vice presidents who oversee critical functions and business units within the Company, evaluates sustainability issues based on input from function-specific councils that report to the SLT. The SLT receives several sustainability updates throughout the year from our CSO. The Company also has an Enterprise Lead Team (“ELT”), comprised of the SLT and additional subject matter experts, including our CSO, that meets quarterly and receives regular climate-related updates. Moreover, at the operational level, our Stewardship Council, a cross-functional leadership team with representatives from businesses and functional teams, guides and supports the Company’s sustainability strategy and tactics.

For additional information regarding risks associated with climate change, see Item 1A. Risk Factors – WE ARE SUBJECT TO RISKS ASSOCIATED WITH CLIMATE CHANGE AND OTHER SUSTAINABILITY MATTERS AND GLOBAL, REGIONAL AND LOCAL WEATHER CONDITIONS AS WELL AS LEGAL, REGULATORY AND MARKET RESPONSES TO CLIMATE CHANGE.

Additional information regarding climate change and the Company is available in our annual Sustainability Report and TCFD Report, both of which can, or will be, found on our website at www.internationalpaper.com. Our 2023 Sustainability Report and 2023 TCFD Report will be available later in 2024. The information contained in such reports is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Any targets or goals with respect to sustainability matters discussed herein or in our sustainability reports as noted above are forward-looking statements and may be aspirational. These targets or goals are not guarantees of future results, and involve assumptions and known and unknown risks and uncertainties, some of which are beyond our control.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers ("OCC"), and certain chemicals, including caustic soda, starch and adhesives. For further information concerning fiber supply purchase agreements, see page 40.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of our Company as of the date of this filing.

Mark S. Sutton, 62, chair (since January 2015 and member of the Board of Directors since June 2014) and chief executive officer (since November 2014). In his 40 years with the Company, Mr. Sutton has served in various roles of increasing responsibilities including president and chief operating officer (June 2014-October 2014), senior vice president - Industrial Packaging (2011-2014), senior vice president - Printing and Communications Papers the Americas (2010-2011), senior vice president - Supply Chain (2008-2009), vice president - Supply Chain (2007-2008), and vice president - Strategic Planning (2005-2007). Mr. Sutton is also a member of the board of directors of The Kroger Company (NYSE: KR). He is a member of The Business Council and the Business Roundtable and serves on the American Forest & Paper Association board of directors. He also serves on the board of directors for Memphis Tomorrow, an association of CEOs of Memphis’ largest businesses working to promote opportunity and quality of life for all Memphians. Mr. Sutton joined International Paper in 1984.

Clay R. Ellis, 53, senior vice president - Global Cellulose Fibers and IP Asia since January 2023. Mr. Ellis previously served as senior vice president - Enterprise Operational Excellence (2019-2022) and vice president - Manufacturing, Global Cellulose Fibers (2016-2019). Prior to that, he served as vice president of Pulp (2014-2016), and vice president Manufacturing, North American Papers (2012-2014). Mr. Ellis joined International Paper in 1992.

Aimee Gregg, 45, senior vice president, Supply Chain and Information Technology, since January 2023. Prior to this role, Ms. Gregg served as vice president and general manager, Containerboard and Recycling (2020-2023); vice president, Recycling and Recovered Fiber (2018-2020), and general manager, Recycling, (2016-2018). Ms. Gregg joined International Paper in 2002.

W. Thomas Hamic, 57, senior vice president - North American Container and chief commercial officer since January 2023. Prior to this role, Mr. Hamic served as senior vice president - Global Cellulose Fibers and Enterprise Commercial Excellence (2020-2022). Mr. Hamic previously served as senior vice president - Containerboard and Enterprise Commercial Excellence (2019-2020). Mr. Hamic has also previously served as vice president and general manager - Containerboard and Recycling, North American Container (2015-2019). Mr. Hamic became vice president and general manager of the South Area Container the Americas in 2009, and was appointed to the role of vice president, Industrial Packaging Group’s Finance and Strategy in 2010. Mr. Hamic joined International Paper in 1991.

Allison B. Magness, 46, senior vice president Manufacturing and Environmental Health and Safety (”EHS”) since January 2023. Prior to this role, she served as vice president, South Area, North American Container (2019-2022). Previously she served in a number of roles including vice president, Manufacturing and Containerboard (2015-2019); manager, Technical Services, North American Papers and Pulp (2013-2015); and mill manager of the Franklin Mill (2011-2013). Ms. Magness joined International Paper in 2000.

Timothy S. Nicholls, 62, senior vice president and chief financial officer since June 2018. Mr. Nicholls previously served as senior vice president - Industrial Packaging the Americas (2017-2018), senior vice president - Industrial Packaging (2014-2016), senior vice president - Printing and Communications Papers of the Americas (2011-2014), senior vice president and chief financial officer (2007-2011), vice president and executive project leader of IP Europe (2007), and vice president and chief financial officer - IP Europe (2005-2006). Mr. Nicholls joined International Paper in 1999 following our acquisition of Union Camp Corporation where he had worked since 1991.

Thomas J. Plath, 60, senior vice president - Human Resources and Corporate Affairs since January 2023. Prior to this role, he served as senior vice president - Human Resources and Global Citizenship (2017-2022). Mr. Plath previously served as vice president - Human Resources, global businesses (2014-2017), and vice president – Human Resources Manufacturing, Technology, EHS and Global Supply Chain (2013-2014). Mr. Plath joined International Paper in 1991.

James P. Royalty, Jr., 54, senior vice president - Containerboard and Recycling since January 2023. Previously, he served as senior vice president and president, Europe, Middle East, Africa & Russia (2019-2022); vice president, Corporate Development and Disruptive Technologies (2018-2019); vice president, Strategic Projects (2017-2018); vice president, Investor Relations (2013-2017); vice president and general manager, Container the Americas (2008-2013). Mr. Royalty joined International Paper in 1991.

Joseph R. Saab, 55, senior vice president, general counsel and corporate secretary since July 2022. Mr. Saab previously served as vice president, deputy general counsel and assistant corporate secretary (2019-2022) and associate general counsel - Industrial Packaging North America, Europe, Middle East & Africa (2014-2019). Mr. Saab joined International Paper in 2001.

Ksenia N. Sosnina, 55, senior vice president, Europe, Middle East & Africa since July 2023. Earlier in her career, Ms. Sosnina served as an officer and vice president of IP Russia (2015-2016) and served as chief executive officer of the Ilim Group (2016-2023). Ms. Sosnina joined International Paper in 2013.

There are no family relationships, as defined by the instructions to this item, among any of the Company’s executive officers and any other executive officers or directors of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. Factors which could cause actual results to differ include but are not limited to: (i) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our ability to meet targets and goals with respect to climate change and the emission of greenhouse gases and other sustainability matters; (ii) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (iii) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality, and changes in customer or consumer preferences, government regulation, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (iv) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts, and the potential geopolitical and economic consequences associated therewith), changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (v) the amount of our future pension funding obligations, and pension and healthcare costs; (vi) the costs of compliance, or the failure to comply with, existing and new environmental (including with respect to climate change and GHG emissions), tax, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (vii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (viii) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (ix) our ability to achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spin-offs, capital investments and other corporate transactions, (x) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xii) our exposure to claims under our agreements with Sylvamo Corporation; (xiii) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xiv) our ability to attract and retain qualified personnel, particularly in light of current labor market conditions. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1A. RISK FACTORS

The Company faces a variety of risks, including risks in the normal course of business and through global, regional, and local events that could have an adverse impact on its reputation, operations, and financial performance.

The following are material risk factors of which we are aware, including risk factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statement. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations and/or financial condition could be materially and adversely affected, and our actual results may differ materially from those contemplated in any forward-looking statements we make in any public disclosures. Additional factors that could affect our business, results of operations and/or financial condition are discussed elsewhere in this Annual Report on Form 10-K (including in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in the Company’s other filings with the Securities and Exchange Commission. Moreover, risks or uncertainties not presently known to us, or that we currently deem immaterial, may adversely affect our business, results of operations, or financial condition.

RISKS RELATING TO MARKET AND ECONOMIC
FACTORS

ADVERSE DEVELOPMENTS IN GENERAL BUSINESS AND ECONOMIC CONDITIONS COULD HAVE AN ADVERSE EFFECT ON THE DEMAND FOR OUR PRODUCTS AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS. General economic conditions may adversely affect industrial non-durable goods production, consumer confidence and spending, commercial printing and advertising activity, and white-collar employment levels, all of which impact demand for our products, or otherwise adversely affect our business. We may also be adversely affected by catastrophic or other unforeseen events, including health epidemics or pandemics, such as COVID-19, natural disasters, geopolitical events, military conflicts, terrorism, port and canal blockages and similar disruptions, political, financial or social instability, or civil or social unrest. Future health pandemics could adversely impact portions of our business to varying degrees, including as the result of lower demand for certain products, supply chain and labor disruptions, and higher costs. These effects could have a material impact on our business, results of operations, cash flow, liquidity, or financial condition. Moreover, negative economic conditions or other adverse developments with respect to our business have resulted in, and may in the future result in impairment charges which could be material. Volatility or uncertainty in the financial, capital and credit markets, and negative developments associated with interest rates, asset values, currency exchange rates and the availability of credit, could also have a material adverse effect on our business, financial condition and our results of operations.

Macroeconomic conditions in the U.S. and globally continue to be challenging in various respects, including as the result of significant inflationary pressures, elevated interest rates, challenging labor market conditions, and adverse effects associated with current geopolitical conditions. Our operations have been adversely affected by, and are expected to continue to be adversely affected by, these negative macroeconomic conditions, including as the result of lower demand for certain products, higher raw material and labor costs. Moreover, any significant deterioration in current negative macroeconomic conditions, or any recovery therefrom that is significantly slower than anticipated, could have a material adverse effect on our business, results of operations or financial condition. Further if current negative macroeconomic conditions result in significant disruptions to capital and financial markets, our cost of borrowing, our ability to access capital on favorable terms, and our overall liquidity could be adversely affected.

The COVID-19 pandemic adversely impacted portions of our business to varying degrees, including as the result of lower demand for certain of our products, supply chain and labor disruptions, and higher costs. If public health conditions related to COVID-19 or a similar health epidemic or pandemic were to significantly worsen in the U.S. or in other markets in which we operate, our business and financial results could be adversely impacted, and we may be unable to effectively respond to or predict any such developments.

CHANGES IN INTERNATIONAL CONDITIONS OR OTHER RISKS ARISING FROM CONDUCTING BUSINESS INTERNATIONALLY COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. As a global producer of renewable fiber-based packaging and pulp products, we could be substantially affected by risks related to the countries outside the U.S. in which we have manufacturing facilities or sell our products. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events, corruption, anti-American sentiment, social and ethnic unrest, natural disasters, military conflicts and terrorism, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contracts rights and intellectual property rights) fluctuations in the value of local currency versus the U.S. dollar, foreign exchange control regimes (including restrictions on currency conversion) repatriating cash from foreign countries to the U.S., downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, import restrictions or controls, economic sanctions, health guidelines and safety protocols, nationalization, changes in social, political or labor conditions, and adverse developments regarding sustainability, environmental regulations and trade policies and agreements, any of which risks could negatively affect our financial results. For example, a significant portion of sales from our Global Cellulose Fibers business are concentrated in China and could be adversely affected by changes in economic conditions and demographics in China. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage over us, may also adversely impact our operating results and business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (such as in relation to the trade tensions between the U.S. and China), which may result in tariffs, could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders.

During the third quarter of 2023, we completed the sale of our ownership stake in Ilim and Ilim Group, and we no longer have investments in Russia following the completion of this sale. Prior to the completion of this sale, the military conflict between Russia and Ukraine adversely affected our Ilim joint venture and our financial results, including as the result of economic sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions. Additionally, while we no longer have any investments in Russia, we may continue to be adversely affected by ongoing geopolitical instability and the economic consequences and disruptions arising therefrom, including as the result of the military conflict between Russia and Ukraine, the military conflict between Israel and Hamas, and increasing tensions between China and Taiwan. These risks may be further heightened in the event of the expansion in the scope or escalation of any such military conflicts.

In addition, our international operations are subject to regulation under U.S. law and other laws related to operations in foreign jurisdictions, including laws prohibiting bribery of government officials and other corrupt practices. For example, the Foreign Corrupt Practices Act of 1977, as amended, prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad, and the U.S. Department of Treasury’s Office of Foreign Assets Control and other non-U.S. government entities maintain economic sanctions targeting various countries, persons and entities. Failure to comply with domestic or foreign laws could result in various adverse consequences, including the imposition of civil or criminal sanctions, damage to our reputation and the prosecution of executives overseeing our international operations.

RISKS RELATED TO CLIMATE AND WEATHER

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CLIMATE CHANGE AND OTHER SUSTAINABILITY MATTERS AND GLOBAL, REGIONAL AND LOCAL WEATHER CONDITIONS AS WELL AS BY LEGAL, REGULATORY, AND MARKET RESPONSES TO CLIMATE CHANGE. Climate change impacts, including rising temperatures and the increasing severity and/or frequency of adverse weather conditions, may result in operational impacts on our facilities, supply chain disruptions and increased raw material and other costs. These adverse weather conditions and other physical impacts which may be exacerbated as the result of climate change include floods, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, snow, ice storms and drought. Climate change may also contribute to the decreased productivity of forests and adverse impacts on the distribution and abundance of species, and the spread of disease and insect epidemics, any of which developments could adversely affect timber harvesting. The effects of climate change and global, regional and local weather conditions, including the resulting financial costs of compliance with legal or regulatory initiatives, could have a material adverse effect on our results of operations and business.

There has been an increased focus, including from investors, customers, the general public, U.S. and foreign governmental and nongovernmental authorities, regarding sustainability matters, including with respect to climate change, GHG emissions, packaging and waste, sustainable supply chain practices, biodiversity, deforestation, land, energy and water use, diversity and inclusion and other human capital matters. This increased focus on sustainability matters, including climate change, may result in more prescriptive reporting requirements with respect to sustainability metrics, an increased expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure to make commitments, set targets, or establish goals, and take action to meet them. As the result of this increased focus and our commitment to sustainability matters, we have voluntarily provided disclosure and established targets and goals with respect to various sustainability matters, including climate change. For example, we have made public commitments regarding our intended reduction of carbon emissions, including our Vision 2030 goal of reducing Scope 1, 2 and 3 GHG emissions by 35% from 2019-2030, which have been approved by SBTi as consistent with levels required to meet the goals of the 2015 Paris Agreement. Meeting these and other sustainability targets and goals have increased, and may continue to increase, our capital and operational costs. There also continues to be a lack of consistency in legal and regulatory initiatives regarding climate change across jurisdictions and various governmental entities. We also expect to incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions. Further, there can be no assurance regarding the extent to which our climate and other sustainability targets will be achieved, and the achievement of these targets is subject to various risks and uncertainties, some of which are outside our control. Moreover, there is no assurance that investments made in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. If we are unable to meet climate and other sustainability targets and goals, on our projected timelines or at all, or if such goals and targets are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly or not otherwise in our best interests, any such developments could adversely impact our reputation as well as investor, customer and other stakeholder relationships, which could adversely impact our business and results of operations. Moreover, not all of our competitors establish climate or other sustainability targets and goals at comparable levels to ours, which could result in competitors having lower supply chain or operating costs as well as reduced reputational risks associated with not meeting such goals.

Other climate-related business risks that we face include risks related to the transition to a lower-carbon economy, such as increased prices for fossil fuels; the introduction of a carbon tax; increased regulation of our operations and our products, and the resulting potential for increased litigation; and more stringent and/or complex environmental and other permitting requirements. To the extent that climate-related business risks materialize, particularly if we are unprepared for them, we may incur unexpected costs, and our business may be materially and adversely affected.

RISKS RELATED TO OUR INDEBTEDNESS

THE LEVEL OF OUR INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND IMPAIR OUR ABILITY TO OPERATE OUR BUSINESS. As of December 31, 2023, we had approximately $5.6 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

•it may limit our ability to adjust to changing market conditions, including to take actions in connection with elevated interest rates (such as in the current elevated interest rate environment), and place us at a competitive disadvantage compared to our competitors that have less debt;

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR VARIABLE RATE DEBT We have interest rate risk, primarily related to variable rate debt in the aggregate amount of approximately $908 million as of December 31, 2023, associated with our short-term cash investments, variable rate debts, supply chain financing, short-term debt and the installment notes and loans in the Temple-Inland timber monetization special purpose entities. Interest rates rose significantly during 2022 and 2023 and could remain high and volatile in 2024 and beyond. Changes in interest rates impact how much we earn on our short-term cash investments, the interest rate we pay on our variable rate debt and credit agreements, the cost of supply chain financing and the refinance rate of our short-term debt. For additional information, see “Market Risk – Interest Rate Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 44.

CHANGES IN CREDIT RATINGS ISSUED BY NATIONALLY RECOGNIZED STATISTICAL RATING ORGANIZATIONS COULD ADVERSELY AFFECT OUR COST OF FINANCING AND HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR SECURITIES. Maintaining an investment-grade credit rating is an important element of our financial strategy. A downgrade of the Company’s ratings below investment grade will likely eliminate our ability to access the commercial paper market, may limit our access to the capital markets, have an adverse effect on the market price of our securities, increase our cost of borrowing and require us to post collateral for derivatives in a net liability position. Our desire to maintain the Company's investment grade rating may cause us to take certain actions designed to improve our cash flow, including sale of assets, suspension or reduction of our dividend and reductions in capital expenditures and working capital.

Under the terms of the agreements governing approximately $1.1 billion of our debt as of December 31, 2023, the applicable interest rate on such debt may increase upon each downgrade in our credit rating. As a result, a downgrade in our credit rating may lead to an increase in our interest expense. There can be no assurance that such credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of our credit ratings could adversely affect our cost of borrowing, limit our access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.

DOWNGRADES IN THE CREDIT RATINGS OF BANKS ISSUING CERTAIN LETTERS OF CREDIT WILL INCREASE OUR COST OF MAINTAINING CERTAIN INDEBTEDNESS AND MAY RESULT IN THE ACCELERATION OF DEFERRED TAXES. We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes in connection with Temple-Inland's 2007 sales of forestlands, may be downgraded below a required rating. Prior to 2013, certain banks had fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, some of the letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject us to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $485 million in deferred income taxes if replacement banks cannot be obtained. The deferred taxes are currently recorded in our consolidated financial statements. See Note 15, Variable Interest Entities, on pages 78 through 80, and Note 13. Income Taxes, on pages 72 through 74, in Item 8. Financial Statements and Supplementary Data for further information.

RISKS RELATING TO OUR PENSION AND HEALTHCARE COSTS

OUR PENSION AND HEALTH CARE COSTS ARE SUBJECT TO NUMEROUS FACTORS WHICH COULD CAUSE THESE COSTS TO CHANGE. We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004 (or later for certain acquired populations, as described in Note 18. Retirement Plans, on pages 82 through 87, in Item 8. Financial Statements and Supplementary Data) and substantially all hourly union and non-union employees regardless of hire date. We froze participation under these plans for U.S. salaried employees, including credited service and compensation on or after January 1, 2019; however, the pension freeze does not affect benefits accrued through December 31, 2018. We provide retiree health care benefits to certain former U.S. employees, as well as financial assistance towards the cost of individual retiree medical coverage for certain former U.S. salaried employees. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual market returns on plan assets, changes in general interest rates and in the number of retirees may impact pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs. However, the impact of market fluctuations has been reduced as a result of investments in our pension plan asset portfolio which hedge the impact of changes in interest rates on the plan’s funded status. Drivers for fluctuating health costs include unit cost changes, health care utilization by participants, and potential changes in legal requirements and government oversight.

OUR U.S. FUNDED PENSION PLAN IS CURRENTLY FULLY FUNDED ON A PROJECTED BENEFIT OBLIGATION BASIS; HOWEVER, THE POSSIBILITY EXISTS THAT OVER TIME WE MAY BE REQUIRED TO MAKE CASH PAYMENTS TO THE PLAN, REDUCING THE CASH AVAILABLE FOR OUR BUSINESS. We record an asset or a liability associated with our pension plans equal to the surplus of the fair value of plan assets above the benefit obligation or the excess of the benefit obligation over the fair value of plan assets. At December 31, 2023, we had an overfunded U.S. qualified pension asset balance of $118 million. When aggregated with U.S. nonqualified pension obligations, the benefit deficit recorded under the provisions of Accounting Standards Codification ("ASC") 715, “Compensation – Retirement Benefits,” at December 31, 2023 was $146 million. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings, changes in values of plan assets and changes in interest rates.

RISKS RELATING TO INDUSTRY CONDITIONS

CHANGES IN THE COST OR AVAILABILITY OF RAW MATERIALS, ENERGY AND TRANSPORTATION HAVE RECENTLY AFFECTED, AND COULD CONTINUE TO AFFECT OUR PROFITABILITY. We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda, starch and adhesives), energy sources (principally biomass, natural gas, electricity and fuel oil) and third-party companies that transport our goods. The market price of virgin wood fiber varies based upon availability and source. The global supply and demand for recycled fiber may be affected by factors such as trade policies between countries, individual governments' legislation and regulations, and general macroeconomic conditions. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause significant fluctuations in recycled fiber prices. Taking into account ongoing inflationary conditions in the U.S. and globally, we have experienced, and may continue to experience, a significant increase in various costs, including recycled fiber, energy, freight, chemical, and other supply chain costs, which has adversely affected and is expected to continue to adversely affect our results of operations. Energy prices, in particular prices for oil and natural gas, have fluctuated dramatically in the past and may continue to increase and/or fluctuate in the future. Moreover, the availability of labor and the market price for fuel may affect our costs for third-party transportation. In addition, because our businesses operate in highly competitive industry segments, we may have not always been able, and may in the future be unable to recoup past or future increases in the costs of any raw materials, energy sources or transportation sources through price increases to our customers. Our profitability has been, and will continue to be, affected by changes in the costs and availability of such raw materials, energy sources and transportation sources.

FLUCTUATIONS IN THE PRICES OF AND THE DEMAND FOR OUR PRODUCTS DUE TO FACTORS SUCH AS ECONOMIC CYCLICALITY AND CHANGES IN CUSTOMER OR CONSUMER PREFERENCES, AND GOVERNMENT REGULATION COULD MATERIALLY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions. The length and magnitude of these cycles have varied over time and by product. In addition, changes in customer or consumer preferences may increase or decrease the demand for our fiber-based products and non-fiber substitutes. Moreover, customer and consumer preferences are constantly changing based on, among other factors, cost, convenience, health concerns and perceptions and an increased awareness of sustainability considerations. These preferences may affect the prices of our products. In addition, regulatory developments, such as new or developing regulation or single-use packaging products could significantly alter the market for our products. Consequently, our financial results are sensitive to changes in the pricing, and supply and demand for our products. In addition, our reputation and financial results may be adversely affected if we fail to anticipate trends that would enable us to offer products that respond to changing customer preferences and technological and regulatory developments.

COMPETITION IN THE U.S. AND INTERNATIONALLY COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS. We operate in a competitive environment, both in the U.S. and internationally, in all of our operating segments. Our products compete with similar products produced by other forest products companies. Product innovations, manufacturing and operating efficiencies, additional manufacturing capacity, marketing, distribution and pricing strategies pursued or achieved by competitors, the increased use of artificial intelligence and machine learning solutions in our industry, and the entry of new competitors into the markets we serve could negatively impact our financial results. In addition, our products also compete, in some instances, with companies in other industries that produce substitutes for wood-fiber products, such as plastics and various types of metal. Customer shifts away from wood-fiber products toward such substitute products may adversely affect our business and financial results.

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

•adverse weather events like fires, floods, earthquakes, hurricanes, winter storms and extreme temperatures, or other catastrophes (including adverse weather conditions that may be intensified by climate change);

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

•a widespread outbreak of an illness or any other communicable disease, or any other public health crisis or any impacts related to government regulation as a result thereof;

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

WE MAY NOT ACHIEVE THE EXPECTED BENEFITS FROM STRATEGIC ACQUISITIONS, JOINT VENTURES, DIVESTITURES, SPIN-OFFS, CAPITAL INVESTMENTS, CAPITAL PROJECTS AND OTHER CORPORATE TRANSACTIONS THAT WE HAVE PURSUED OR MAY PURSUE. Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures, spin-offs, capital investments, capital projects, and other corporate transactions that we may pursue and to realize the benefits we expect from such transactions. Our expenditures for capital projects could be higher than we anticipate, we may experience unanticipated disruptions or delays in completing the projects and we may not achieve the desired benefits from those projects, including as a result of a deterioration in macroeconomic conditions in our business, unavailability of capital equipment or related materials, delays in obtaining permits or other requisite approvals or changes in laws and regulations. We are subject to the risk that we may not achieve the expected benefits from such transactions. This failure could require us to record an impairment charge for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings. Among the benefits we expect from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place a higher strategic value on such businesses and assets than we do.

Corporate transactions of this nature that we may pursue involve a number of special risks, including with respect to our inability to realize our business goals with such transactions as noted above, the focus of our management’s attention on these transactions and the assimilation of acquired businesses into our operations, the demands on our financial, operational and information technology systems resulting from acquired businesses, and the possibility that we may become responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions.

Any of these circumstances could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

WE COULD BE EXPOSED TO LIABILITY FOR BRAZILIAN TAXES UNDER OUR AGREEMENTS WITH SYLVAMO CORPORATION. In connection with the spin-off of Sylvamo Corporation ("Sylvamo"), we previously entered into agreements with Sylvamo and its subsidiaries, including among others a tax matters agreement. Under the tax matters agreement, we could have significant payment obligations in connection with certain Brazilian tax matters. Under this agreement, we have agreed to pay 60% of the first $300 million of any liability resulting from the resolution of these Brazilian tax matters (with Sylvamo paying the remaining 40% of the first $300 million of any such liability) and 100% of any liability resulting from the Brazilian tax matters over $300 million. The assessments for the tax years 2007-2015 total approximately $119 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties, and fees. The interest, penalties, and fees currently total approximately $274 million (adjusted for variation in currency exchange rates), which reflects a recent law change pursuant to which the Brazil tax authority on January 16, 2024 agreed to cancel a portion of the interest, penalties, and fees. Accordingly, the assessments currently total approximately $393 million (adjusted for variation in currency exchange rates). See Note 14 Commitments and Contingent Liabilities on pages 74 through 78 of Item 8. Financial Statements and Supplementary Data for further information.

WE OPERATE IN A CHALLENGING MARKET FOR TALENT AND MAY FAIL TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, INCLUDING KEY MANAGEMENT PERSONNEL. Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The market for both hourly workers and salaried workers continues to be competitive, particularly for employees with specialized technical and trade experience. This, along with the current competitive labor market and ongoing inflationary conditions, has led to higher labor costs, particularly at our converting facilities. Although our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, resulted in a decreased attrition rate in 2023 compared to the prior two years’ historically high attrition rates, recruiting and retaining talent (particularly those early in their careers) continues to be a challenge. In addition, we rely on key executive and management personnel to manage our business efficiently and effectively. The loss of key executive and management employees, particularly in a challenging market for attracting and retaining employees, could adversely affect our business.

Moreover, changing demographics and labor work force trends, including remote work and changing work-life balance expectations, may make it difficult for us to replace retiring or departing employees. If we fail to attract and retain qualified personnel, or if we continue to experience excessive turnover, we may continue to experience higher labor costs and labor shortages, and our business may be adversely impacted.

In addition, a significant number of our employees are represented by unions. We may not be able to successfully negotiate new union contracts once our current contracts with unions expire without work stoppages or labor difficulties, or we may be unable to renegotiate such contracts on favorable terms. Negotiations between the company and USW regarding the mill master collective bargaining agreement (which expired August 2023) and related mill joint pension council master agreement (which expired September 2023) resulted in new agreements which will expire August 2027 and September 2027, respectively. Negotiations between the Company and USW regarding the converting master collective bargaining agreement (which expires April 2024) and related converting joint pension council master (which expires September 2024) are scheduled to begin on February 19, 2024. USW represents approximately 10,600 employees in our converting facilities. We have also experienced work stoppages in the past and may experience them in the future. Moreover, labor organizations may attempt to organize groups of additional employees from time to time, recent and potential changes in labor laws could make it easier for them to do so. If we experience any extended interruption of operations at any of our facilities as a result of strikes or other work stoppages or if unions are able to organize additional groups of our employees, our operating costs increase and our operational flexibility could be reduced.

WE ARE SUBJECT TO CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN THE TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Our business operations rely upon securely managed information technology systems, some of which are provided or managed by third parties, for data capture, processing, storage and reporting. We have invested in information technology security initiatives and risk management, as well as incident response, business continuity and disaster recovery plans but we cannot eliminate all systematic or external risk. The development and maintenance of these measures is costly and requires ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome security measures become increasingly sophisticated. Additionally, the regulatory environment surrounding information security data privacy and data protection is becoming increasingly restrictive and is evolving frequently.

The current cyber threat environment presents increased risk for all companies, including those in our industry. Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt our operations. In this regard, we have experienced cyber threats and incidents, although none have materially affected us, including our results of operations or financial condition. Given the current cyber threat environment, we expect the volume and intensity of cybersecurity attacks and attempted intrusions to increase in the future. In addition, despite careful security and controls design, implementation, updating, monitoring and independent third-party verification, our information technology systems, and those of our third-party providers or joint venture partners, could be compromised or disrupted due to employee error or malfeasance, cyber-attacks, including ransomware, malware, phishing attacks, or data or security breaches by malicious actors such as common hackers, criminal groups or nation-state organizations or social activist ("hacktivist") organizations, disruptions resulting from geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Such attacks are increasing in complexity, and the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks by making cyberattacks more difficult to detect, contain, and mitigate. Furthermore, the significant increase in remote working and personal device use increases the risks of cyber incidents and the improper dissemination of personal or confidential information. Moreover, hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. In addition, the cybersecurity-related threats that we face may remain undetected for an extended period of time. In the event that our information systems are disrupted or compromised, or the information systems of any businesses with which we interact, are disrupted or compromised, in a manner which impacts us or our information systems, as a result of any cybersecurity attack, data or security breach, or other security incident, any such developments could result in lost sales, business delays, negative publicity or reputational impact, and a loss of customer confidence, and have a material adverse effect on our business or financial results. Any such incident or breach could also result in operational or supply chain disruptions, data loss, corruption or manipulation, or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with us, the acquisition, use or disclosure of data or inability to access data, the release of confidential Information about our operations, and subject us to litigation and government enforcement actions. Further, in such event, access to applications required to plan our operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and loss or inappropriate disclosure of confidential company, employee, customer or vendor information, could also stem from such incidents. Moreover, any significant cybersecurity event could require us to devote significant management time and resources in response to such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate and remediate such event, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner.   Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with such incidents.

WE MAY BE UNABLE TO REALIZE THE EXPECTED BENEFITS AND COSTS SAVINGS ASSOCIATED WITH RESTRUCTURING INITIATIVES, INCLUDING OUR STRATEGIC ACTIONS ANNOUNCED IN OCTOBER 2023. We have restructured portions of our operations from time to time, have current restructuring initiatives taking place, and it is likely that we will engage in restructuring activities in the future. In particular, as previously disclosed in October 2023, the Company committed to certain strategic actions impacting its Containerboard and Global Cellulose Fibers businesses as further described below. Consistent with this initiative, in December 2023, the Company permanently closed its containerboard mill in Orange, Texas and permanently ceased production on two of its pulp machines at its Riegelwood, North Carolina and Pensacola, Florida mills. The Company recorded charges associated with these actions during the three months ended December 31, 2023. See Note 6 - Restructuring and Other Charges, Net in Item 8. Financial Statements and Supplementary Data for additional information.

We may be unable to realize the expected benefits from the strategic actions described above and other restructuring initiatives which we may take. In particular, restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost and operational benefits. In addition, because we are not able to predict or control market conditions, including changes in the supply and demand for our products, the prices for our products or our manufacturing costs, we may not be able to predict the appropriate time to undertake restructurings. Further, we may incur cash and non-cash charges in connection with restructuring activities, which may be material. Moreover, judgment is required to estimate restructuring charges, and these estimates, and the assumptions underlying them, may change as additional information becomes available or facts or circumstances related to restructuring initiatives change.

RISKS RELATING TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

WE ARE SUBJECT TO A WIDE VARIETY OF LAWS, REGULATIONS AND OTHER GOVERNMENT REQUIREMENTS THAT MAY CHANGE IN SIGNIFICANT WAYS, AND THE COST OF COMPLIANCE WITH SUCH REQUIREMENTS, OR THE FAILURE TO COMPLY WITH SUCH REQUIREMENTS, COULD IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS. Our operations are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and other government requirements - including, among others, those relating to the environment, health and safety, labor and employment, data privacy, tax, trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our operations and objectives or affect our returns on investments by restricting existing activities and products, or subjecting us to increased costs. In addition, any failure or alleged failure to comply with applicable laws, regulations or other government requirements could adversely affect our reputation, and financial results or result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability.

For example, as part of our business, we are subject to increasingly stringent federal, state, local and international laws governing the protection of the environment. We have incurred, and expect to continue to incur, significant capital, operating and other expenditures complying with applicable and forthcoming environmental laws and regulations, including with respect to GHG emissions and other climate-related matters. Additionally, new environmental laws, regulations or other requirements to address GHG emissions or climate change may cause us to incur additional compliance costs, including costs that we are unable to predict at the current time. Moreover, there has historically been, and may continue to be, a lack of consistency between jurisdictions regarding legal requirements with respect to climate and GHG emission matters, which has created and may continue to create economic and regulatory uncertainty. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of soil and groundwater, including situations where we have been identified as a potentially responsible party. Moreover, we may be directly impacted by, and are working to manage, the risks and costs to us, our customers and our vendors of the effects of climate change, GHGs, and the availability of energy and water resources. These risks include the potentially adverse impact on forestlands, which are a key resource in the production of our products, increased product costs and changes in the types of products that customers purchase. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting our operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, third-party claims for property damage and personal injury and reputational harm as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances.

Our global operations subject us to complex and evolving U.S and international data privacy laws and regulations, such as European’s Union General Data

Protection Regulation, China’s Personal Information Protection Law and comprehensive privacy laws in many states, including California, Connecticut, Colorado, Utah, and Virginia. These laws impose a range of compliance obligations regarding the handling of personal data. There are significant penalties for non-compliance including monetary fines, disruption of operations and reputational harm. Moreover, other states and governmental authorities around the world have introduced or passed, or are considering, similar legislation which may impose varying standards and requirements on our data collection, use and processing activities.

This increasingly restrictive and evolving regulatory environment at the international, federal and state level related to data privacy and data protection may continue to require changes to our business practices and give rise to significantly expanded compliance burdens, costs and enforcement risks. Moreover, many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operating costs or other impacts on our businesses. Additionally, regulatory bodies and others tasked with enforcing privacy and data protection laws have been actively engaging in enforcement investigations and actions. These laws often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. We proactively use internal and external resources to monitor compliance with relevant legislation and continually evaluate and, where necessary, modify our data processing practices and policies to comply with evolving privacy laws. Nevertheless, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future will prevent the improper handling of, disclosure of or access to personal data. Improper handling and disclosure of or access to personal data in violation of other data privacy and protection laws could harm our reputation, cause loss of consumer confidence, subject us to government enforcement actions (including fines), or result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

We are subject to taxes in the U.S. and various foreign jurisdictions, and changes in laws, regulation or interpretation of existing laws and regulations in the U.S. and other jurisdictions where we are subject to taxation, could increase our taxes and have an adverse effect on our financial results. For example, the Organization for Economic Cooperation and Development ("OECD") has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries (including countries in which we operate) have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule is expected to begin applying in 2024, with the second component expected to go into effect in 2025. While we do not currently expect the Pillar Two rule to have a material impact on our effective tax rate, our analysis is ongoing as the OECD continues to release guidance and as countries begin implementing legislation. Future developments could change our current assessment, and it is possible that the Pillar Two rule could adversely impact our effective tax rate in future periods.

In addition, the application of tax law is subject to interpretation and to audit by taxing authorities. Additionally, administrative guidance can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe the positions reported by the Company comply with relevant tax laws and regulations, taxing authorities could interpret our application of certain laws and regulations differently. We are currently subject to tax audits in the U.S. and other taxing jurisdictions around the world. In some cases, we have appealed, and may continue to appeal, assessments by taxing authorities in the court system. As such, tax controversy matters may result in previously unrecorded tax expenses, accelerated cash tax payments, higher future tax expenses, or the assessment of interest and penalties.

As with many technological innovations, artificial intelligence (“AI”) presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to artificial intelligence may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. Several jurisdictions, including Europe, the U.S. federal government, and certain U.S. states, have already proposed or enacted laws, regulations, and other requirements governing AI. For example, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive requirements that may render the use of AI challenging. These requirements may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or limit our use of AI. If our use of AI is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition, and results of operations.

RESULTS OF LEGAL PROCEEDINGS COULD HAVE A MATERIAL EFFECT ON OUR CONSOLIDATED FINANCIAL RESULTS. We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with our legal, regulatory or governmental proceedings or other loss contingencies, or if we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results. See Note 14 Commitments and Contingent Liabilities on pages 74 through 78 of Item 8. Financial Statements and Supplementary Data for further information.

IF THE SPIN-OFF OF SYLVAMO CORPORATION WERE TO FAIL TO QUALIFY FOR NON-RECOGNITION TREATMENT FOR U.S. FEDERAL INCOME TAX PURPOSES, THEN INTERNATIONAL PAPER AND OUR SHAREHOLDERS MAY BE SUBJECT TO SIGNIFICANT U.S. FEDERAL INCOME TAXES. The Company received an opinion of tax counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of Sylvamo and certain related transactions as a transaction that is generally tax-free to Sylvamo, the Company and the shareholders of the Company for U.S. federal income tax purposes. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, the Company’s tax counsel and the IRS relied on certain representations and covenants delivered by the Company and Sylvamo in rendering such opinion and private letter ruling. If any of the representations or covenants relied upon for the tax opinion or private letter ruling become inaccurate, incomplete or not complied with by the Company, Sylvamo or any of their respective subsidiaries, the tax opinion may be invalid and the conclusions reached therein could be jeopardized.
If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated as a taxable dividend or capital gain to the Company’s shareholders for U.S. federal income tax purposes, and the Company could incur significant U.S. federal income tax liabilities. These income tax liabilities may be indemnifiable by Sylvamo pursuant to a tax matters agreement between the Company and Sylvamo. However, there can be no assurance that Sylvamo would have adequate resources or liquidity if it were required to indemnify the Company for any such tax liability.

Even if the spin-off otherwise qualifies for non-recognition of gain or loss under Section 355 of the U.S. Tax Code, the spin-off may be taxable to the Company (but not the shareholders of the Company) pursuant to Section 355(e) of the Code if there is a 50% or more (by vote or value) change in ownership of either the Company or Sylvamo, directly or indirectly, as part of a plan or series of related transactions that include the spin-off. For this purpose, any acquisitions of the Company’s or Sylvamo's common stock within two years before or after the spin-off are presumed to be part of such a plan, although the Company or Sylvamo may be able to rebut that presumption based on either applicable facts and circumstances or a “safe harbor” described in the U.S. tax regulations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

The Company’s cybersecurity risk management processes are integrated into the Company’s overall risk management system. The Company has a formalized enterprise risk management program overseen by the Board of Directors and committees of the Board of Directors that addresses strategic, operational, financial, compliance, legal and information technologies and cybersecurity risks. In addition, the Enterprise Risk Management Council (“ERM Council”) is a management-level team comprised of senior vice presidents and other business leaders responsible for managing enterprise risks and planning and organizing the activities of our organization to minimize the effects of risk on the Company's business and financial results. The ERM Council regularly reports to the Board of Directors on areas of risk and risk management. The Chief Financial Officer serves as the ERM Council Lead. The Chief Audit Executive serves as the ERM Council Process Owner.

The Company has an Information Technology (“IT”) Risk Governance Program that aligns with the enterprise risk management framework and assists with fulfilling oversight responsibilities for major IT risks, including cybersecurity risks. The IT Risk Governance Program identifies, defines, manages, measures and governs cybersecurity risks across the Company at an enterprise level. The IT Risk Governance Program is carried out by an IT Risk Identification and Mitigation Team (“IT RIM”), which is comprised of business leaders from information security, information technology, human resources, internal audit, legal, and risk. The IT RIM meets monthly, reviews all cybersecurity incidents meeting certain criteria, provides oversight with respect to cybersecurity matters at a management level, and reports to the ERM Council.

Our Risk Assessment Program

The Company has a risk assessment program in place to assess, identify and manage material risks from cybersecurity threats. Cybersecurity risks the Company faces include targeted attacks, ransomware, data theft, virus and intrusion software, as well as attacks to our website, financial applications, operational technology, telecommunications and human resources data. For a full discussion of cybersecurity risks facing the Company, please see Part I, Item 1A. Risk Factors - WE ARE SUBJECT TO CYBERSECURITY AND INFORMATION TECHNOLOGY RISKS RELATED TO BREACHES OF SECURITY PERTAINING TO SENSITIVE COMPANY, CUSTOMER, EMPLOYEE AND VENDOR INFORMATION AS WELL AS BREACHES IN TECHNOLOGY USED TO MANAGE OPERATIONS AND OTHER BUSINESS PROCESSES. Key aspects of the Company’s cybersecurity program include the following:
•layered technical protective capabilities and detective surveillance controls;
•utilizing independent third parties to assess the Company’s practices related to, and provide expertise and assistance with, various aspects of information security, as further described below;
•courses and awareness training on information security for employees with Company email or access to Company devices, including phishing, social engineering and other cybersecurity training as well as targeted training for specific roles based on responsibilities and risk level;
•global security and privacy policies; and
•business continuity, incident response and disaster recovery procedures, including table top exercises involving senior leaders.

The Company carries cyber insurance which provides coverage in connection with cybersecurity breaches.
Engagement of Third Parties

The Company engages third parties in connection with assessing, identifying and managing its cybersecurity risks, including the following:
•Engagement of an independent third party with incident response expertise to provide intelligence-based cybersecurity solutions and services to assist the Company with preparing for, preventing, investigating, responding to and remediating cybersecurity incidents, including attacks that target on-premise, cloud, and critical infrastructure environments.
•Engagement of an independent third party to conduct an annual security program assessment of the controls, maturity and performance of the Company’s information security program and the information security risk associated with the Company’s business systems. The assessment uses the National Institute of Standards and Technology Cybersecurity Framework as its benchmark.
•Engagement of a leading third-party service provider to annually perform an external and an internal penetration assessment using industry standard tools and techniques.

Additionally, our Internal Audit team conducts annual assessments of our cyber programs and controls.

Oversight of Third Parties

The Company has processes to oversee and identify material risks from cybersecurity threats associated with the Company’s use of third-party service providers. In this regard, the Company’s cybersecurity risk management program takes into account third-party systems whereby the Company could be impacted by the compromise of the security of vendors or other business relations of the Company, and the Company has a comprehensive third-party access management system. In addition, the Company conducts risk-based due diligence on the profiles of third-party service providers with respect to cybersecurity risks prior to engagement, and providers of critical services are continuously monitored with respect to security risks. The Company also requires service providers to provide prompt notification of any actual or suspected breach impacting Company data or operations.

The Company does not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition.

GOVERNANCE

Role of the Board of Directors and its Committees

International Paper has an integrated board and executive-level governance structure that oversees risks from cybersecurity threats. The Company’s Board of Directors has primary oversight of our enterprise risk management program, which includes cybersecurity risk. Moreover, the Board of Directors is supported in its oversight by the Audit and Finance Committee and PPE Committee, which share oversight responsibilities related to the Company’s information security programs. The Audit and Finance Committee reviews management’s cybersecurity and information security risk management programs and controls, including processes for management’s identification and reporting of material cybersecurity incidents. The PPE Committee reviews technology issues pertinent to the Company including those associated with information and operational technology, cybersecurity and data security and assesses related Company strategies.

Our Board of Directors, Audit and Finance Committee and PPE Committee each receives periodic updates on cybersecurity issues from management (including our Chief Information Security Officer (“CISO”)). For example, the CISO provides reports to the Audit and Finance Committee and PPE Committee regarding cybersecurity risks, as well as plans and strategies to mitigate those risks, at least annually. Furthermore, our ERM Council annually reports its activities either directly to the Board of Directors or through the Audit and Finance Committee.

Role of Management

At a management level, our cybersecurity risk management program is led by our CISO. Our current CISO has been with the Company for over 30 years, worked in Information Technology for over 25 years, and has led the Company’s security efforts since 2011. He was appointed as the Company’s first CISO in 2019. Our CISO stays current on cybersecurity issues and trends through continuing education activities such as participation at conferences and in webinars. Our CISO reports to the Chief Information Officer who oversees the Company’s information technology department.

The Company has also adopted a cyber-incident response plan which provides for controls and procedures in connection with cybersecurity events, including escalation procedures summarized below. The cyber-incident response plan is designed to address non-operational and operational cybersecurity events. Evaluation and response to cybersecurity events is led by our Cybersecurity
Incident Response Team (“CIRT”), under the direction of our CISO. The CIRT is comprised of subject matter experts representing Information Security, Information Technology, Operational Technology, and Legal. The CIRT performs an impact assessment with respect to cybersecurity incidents, gathers facts and provides a chronology of events in connection therewith, and leads remediation and recovery activities. Our General Counsel, Senior Vice President of Human Resources, Chief Ethics and Compliance Officer (or their respective designees), and CISO review and assess significant non-operational data breaches. Cybersecurity events that meet specified criteria for operational impact are escalated for further review to our Business Continuity Incident Command Team (“Incident Command Team”). The Incident Command Team performs an initial assessment that includes evaluation of the cybersecurity event’s severity, response required, and estimated business cost, and leads the execution of business continuity plans to maintain Company operations. Cybersecurity events meeting certain criteria are escalated to our Disclosure Committee, General Counsel and Chief Financial Officer for further review. The Disclosure Committee, General Counsel and Chief Financial Officer assess and determine materiality using the facts and chronology of events provided by the Incident Command Team.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2024 on page 39, and dispositions and restructuring activities as of December 31, 2023, on page 35 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 7 Acquisitions on page 65 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS
Information concerning certain legal proceedings of the Company is set forth in Note 14 Commitments and Contingent Liabilities on pages 74 through 78 of Item  8. Financial Statements and Supplementary Data which is incorporated herein by reference.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: IP). As of February 9, 2024, there were approximately 8,188 record holders of common stock of the Company.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors.

The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2023 - October 31, 2023	5,373	$35.19	—	$2.96
November 1, 2023 - November 30, 2023	3,992	33.71	—	2.96
December 1, 2023 - December 31, 2023	1,241	38.82	—	2.96
Total	10,606
(a)10,606 shares were acquired from employees or members of our Board of Directors as a result of share withholdings to pay income taxes under the Company's restricted stock program. On October 11, 2022, our Board of Directors increased the authorization up to a total of $3.35 billion shares. This repurchase program does not have an expiration date. As of December 31, 2023, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase.

PERFORMANCE GRAPH

The performance graph shall not be deemed "soliciting material" or to be "filed" with the Commission or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

The following line graph compares a $100 investment in Company stock on December 31, 2018 with a $100 investment in our peer group and the S&P Composite-500 Stock Index (S&P 500 Index) also made at market close on December 31, 2018. The graph portrays total return, 2018-2023, assuming reinvestment of all dividends.

1)The companies included in the peer group are DS Smith PLC, Klabin S.A., Mondi Group, Packaging Corporation of America, Smurfit Kappa Group, Stora Enso Group, and WestRock Company.
2)Returns are calculated in $USD.

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
The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of historical items in 2021, and year-to-year comparisons between 2022 and 2021, can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 17, 2023, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Full-year 2023 net earnings attributable to shareholders were $288 million ($0.82 per diluted share) compared with $1.5 billion ($4.10 per diluted share) for full-year 2022.

During 2023, International Paper executed well, both commercially and operationally, as we navigated an uncertain and challenging demand environment. During much of the year, underlying demand for our products was lower as consumers prioritized spending on services and essential goods. This trend was influenced by the pull forward of goods during the pandemic, as well as by inflationary pressures and rising interest rates that impacted the consumer. Demand for our products was further constrained by inventory destocking as our customers, and the broader supply chain, worked through elevated inventories of their products. The lower demand combined with declining sales prices and continued cost inflation resulted in lower sales and earnings in 2023 as compared to 2022. During 2023, we remained focused on mitigating the impact of these challenges through commercial and cost reduction initiatives. We advanced our strategies to improve profitability across our portfolio by investing in capabilities in our Industrial Packaging business to enhance our value proposition to align with customer needs and optimizing our Global Cellulose Fibers business by reducing our exposure to commodity pulp. We took strategic actions to structurally reduce fixed costs in our mill system in both our Industrial Packaging and Global Cellulose Fibers businesses. We also made significant progress in Building a Better IP, driven by commercial and process improvement initiatives, resulting in benefits exceeding our 2023 target. Regarding capital allocation in 2023, we returned approximately $840 million to shareowners including approximately $640 million of dividends and $200 million of share repurchases. Finally, during 2023, we completed the sale of our ownership stake in Ilim for $508 million. International Paper no longer has investments in Russia following completion of this sale.

Comparing 2023 performance to 2022, price and mix was lower in our North American Industrial Packaging business due to prior index movements, lower export prices and higher export mix, as demand improved. Price in our Global Cellulose Fibers business was lower due to prior index movements and an unfavorable mix driven by lower absorbent pulp shipments. Volume in both business segments was impacted by ongoing inventory destocking across the supply chain. While there was demand recovery in the second half of the year in both business segments, volume was lower in our North American Industrial Packaging business as consumers shifted priorities toward non-discretionary goods and services while dealing with inflation. Volume in our Global Cellulose Fibers business was also impacted by lower demand as a result of the slowdown in the global economy. Operations and costs in both the North American Industrial Packaging and Global Cellulose Fibers businesses were higher reflecting the impact of inflation on materials and services along with the impact of higher unabsorbed costs resulting from increased economic downtime in the current year. Planned maintenance outage costs were lower in our North American Industrial Packaging business while higher in our Global Cellulose Fibers business. Input costs were lower in both business segments, primarily driven by lower energy, wood and distribution costs along with lower recovered fiber costs in our North American Industrial Packaging business.

Looking ahead to the first quarter 2024, as compared to the fourth quarter 2023, we expect this quarter to be an earnings trough on seasonally lower volumes, higher costs and from the impact of the January winter freeze. We also expect the majority of prior index movements to flow through in the first quarter 2024. Specifically in our Industrial Packaging business, we expect price to be relatively flat as prior price index movements are offset by the commercial benefits from contract restructuring in the box business. Volume is expected to be lower in the first quarter 2024 due to normal seasonal declines in North America, partially offset by two more shipping days. Operations and costs are expected to decrease earnings due to seasonally higher energy consumption and cost inflation on wages and employee benefits. These increases are expected to be partially offset by lower fixed costs resulting from the closure of our Orange, Texas mill. Maintenance outage expense is expected to be higher coming off of a seasonally lower fourth quarter 2023. Input costs are expected to decrease earnings on higher recovered fiber and energy costs. In our Global Cellulose Fibers business, we expect price and mix to modestly improve as a result of our strategy to reduce exposure to commodity pulp. We expect volume to be relatively flat as seasonally lower shipments due to the Chinese New Year are offset by improved demand in other areas. Operations and costs are expected to decrease earnings due to seasonality and cost inflation, partially offset by the non-repeat of a turbine maintenance outage and lower fixed costs resulting from the idling of our pulp machine in our Riegelwood, North Carolina mill. Maintenance outage expense is expected to increase earnings while higher input costs associated with energy and chemicals are expected to decrease earnings.

Looking at full-year 2024, we see a transitional year where markets continue to recover as we focus on improving mix and margins in both business segments through execution of our commercial strategies. We expect demand trends to continue to improve across our portfolio with year-over-year industry growth of approximately three percent for packaging and fluff pulp. Additionally, we expect more than $400 million of net benefits from our commercial and operational initiatives. This includes the fixed cost reductions tied to the closure of our Orange, Texas containerboard mill and the permanent shutdown of two pulp machines in our Global Cellulose Fibers business, with the benefits of both strategic actions expected to be at a full run rate by the fourth quarter 2024. These cost saving initiatives will be important in offsetting expected higher costs for recovered fiber, transportation and general inflation on wages, employee benefits, materials and services. With respect to our capital allocation framework, we are targeting capital expenditures of $800 million - $1.0 billion in 2024 for general maintenance, cost improvement and to enhance capabilities in our box business. As previously mentioned, we returned approximately $840 million of cash to shareowners in 2023 including approximately $640 million of dividends. Given our strategic customer relationships, talented teams, world class assets and market expertise, we are committed to maximizing long-term value for all our stakeholders.

As previously disclosed, the Company permanently closed its containerboard mill in Orange, Texas in December 2023 and permanently ceased production of two of its pulp machines at its Riegelwood, North Carolina and Pensacola, Florida mills on December 11, 2023. The mill closure resulted in pre-tax non-cash asset write-off and accelerated depreciation charges of approximately $347 million and pre-tax cash severance and other shutdown charges of approximately $81 million during the year ended
December 31, 2023. The machine shutdowns resulted in pre-tax non-cash asset write-off and accelerated depreciation charges of approximately $75 million and pre-tax cash severance and other shutdown charges of approximately $37 million during the year ended December 31, 2023.

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

The following are reconciliations of Earnings (loss) attributable to common shareholders to Adjusted operating earnings (loss) attributable to common shareholders on a total and per share basis. Additional detail is provided later in this Annual Report on Form 10-K regarding the net special items referenced in the charts below:

In millions	2023	2022
Net Earnings (Loss) Attributable to Shareholders	$288	$1,504
Less - Discontinued operations, net of taxes (gain) loss	14	237
Earnings (Loss) from Continuing Operations	302	1,741
Add back - Non-operating pension expense (income)	54	(192)
Add back - Net special items expense (income)	572	233
Income tax effect - Non-operating pension and special items	(173)	(614)
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$755	$1,168

	2023	2022
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$0.82	$4.10
Less - Discontinued operations, net of taxes (gain) loss per share	0.04	0.64
Diluted Earnings (Loss) Per Share from Continuing Operations	0.86	4.74
Add back - Non-operating pension expense (income) per share	0.15	(0.52)
Add back - Net special items expense (income) per share	1.64	0.63
Income tax effect per share - Non-operating pension and special items	(0.49)	(1.67)
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$2.16	$3.18

In millions	Three Months Ended December 31, 2023	Three Months Ended September 30, 2023	Three Months Ended December 31, 2022
Net Earnings (Loss) Attributable to Shareholders	$(284)	$165	$(318)
Less - Discontinued operations, net of taxes (gain) loss	—	27	489
Earnings (Loss) from Continuing Operations	(284)	192	171
Add back - Non-operating pension expense (income)	14	13	(48)
Add back - Net special items expense (income)	546	29	144
Income tax effect - Non-operating pension and special items	(134)	(10)	42
Adjusted Operating Earnings (Loss) Attributable to Shareholders	$142	$224	$309

	Three Months Ended December 31, 2023	Three Months Ended September 30, 2023	Three Months Ended December 31, 2022
Diluted Earnings (Loss) Per Share Attributable to Shareholders	$(0.82)	$0.47	$(0.90)
Less - Discontinued operations, net of taxes (gain) loss per share	—	0.08	1.38
Diluted Earnings (Loss) Per Share from Continuing Operations	(0.82)	0.55	0.48
Add back - Non-operating pension expense (income) per share	0.04	0.04	(0.13)
Add back - Net special items expense (income) per share	1.58	0.08	0.41
Income tax effect per share - Non-operating pension and special items	(0.39)	(0.03)	0.11
Adjusted Operating Earnings (Loss) Per Share Attributable to Shareholders	$0.41	$0.64	$0.87
Cash provided by operations, including discontinued operations, totaled approximately $1.8 billion and $2.2 billion for 2023 and 2022, respectively. The Company generated free cash flow of approximately $692 million in 2023 and $1.2 billion in 2022. Free cash flow is a non-GAAP measure and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures. By adjusting for certain items that are not indicative of the Company's ongoing underlying operational performance, we believe that free cash flow also enables investors to perform meaningful comparisons between past and present periods.

The following are reconciliations of free cash flow to cash provided by operations:

In millions	2023	2022
Cash provided by operations	$1,833	$2,174
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(1,141)	(931)
Free Cash Flow	$692	$1,243

In millions	Three Months Ended December 31, 2023	Three Months Ended September 30, 2023	Three Months Ended December 31, 2022
Cash provided by operations	$492	$468	$761
Adjustments:
Cash invested in capital projects, net of insurance recoveries	(305)	(228)	(322)
Free Cash Flow	$187	$240	$439

The non-GAAP financial measures presented in this Annual Report on Form 10-K as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company’s presentation of non-GAAP measures in this Annual Report on Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company.

RESULTS OF OPERATIONS
Business Segment Operating Profits (Losses) are used by International Paper’s management to measure the earnings performance of its businesses. Management uses this measure to focus on ongoing operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by year.

Business Segment Operating Profits (Losses) are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense. Business Segment Operating Profits (Losses) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting".

International Paper operates in two segments: Industrial Packaging and Global Cellulose Fibers. On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all current and historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment in Ilim is no longer a separate reportable industry segment. For additional information, see discussion in Note 11 – Equity method Investments on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data.

The following table presents a comparison of Net earnings (loss) from continuing operations attributable to International Paper Company to its total Business Segment Operating Profit (Loss):

In millions	2023	2022
Net Earnings (Loss) from Continuing Operations Attributable to International Paper Company	$302	$1,741
Add back (deduct)
Income tax provision (benefit)	59	(236)
Equity (earnings) loss, net of taxes	21	6
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	382	1,511
Interest expense, net	231	325
Adjustment for less than wholly owned subsidiaries	(2)	(5)
Corporate expenses, net	27	34
Corporate net special items	28	99
Business net special items	529	76
Non-operating pension expense (income)	54	(192)
	$1,249	$1,848
Business Segment Operating Profit (Loss):
Industrial Packaging	$1,266	$1,742
Global Cellulose Fibers	(17)	106
Total Business Segment Operating Profit (Loss)	$1,249	$1,848

Business Segment Operating Profit (Loss) in 2023 was $599 million lower than in 2022 as the benefits from lower input costs ($982 million) and lower maintenance outage costs ($8 million) were more than offset by lower average sales price realizations and an unfavorable mix ($435 million), lower sales volumes ($228 million) and higher operating costs ($926 million).

Business Segment Operating Profit (in millions)
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,848
$(435)
$(228)
$(926)
$982
$8
$1,249
2022
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
2023

The principal changes in operating profit by business segment were as follows:

•Industrial Packaging’s operating profit of $1.3 billion was $476 million lower than in 2022 as the benefits of lower input costs and maintenance outage costs were more than offset by lower average sales price and an unfavorable mix, lower sales volumes and higher operating costs.
•Global Cellulose Fibers' operating profit (loss) of $(17) million was $123 million lower than in 2022 as the benefits of lower input costs were more than offset by lower average sales price and an unfavorable mix, lower sales volumes, higher operating costs and maintenance outage costs.
LIQUIDITY AND CAPITAL RESOURCES
Including discontinued operations, International Paper generated $1.8 billion of cash flow from operations for the year ended December 31, 2023, compared with $2.2 billion in 2022. Capital spending for 2023 totaled $1.1 billion, or 80% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $1.9 billion of credit facilities.

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
The following is a discussion of International Paper’s consolidated results of operations for the year ended December 31, 2023, and the major factors affecting these results compared to 2022.
For the year ended December 31, 2023, International Paper reported net sales of $18.9 billion, compared with $21.2 billion in 2022. International net sales (based on the location of the seller and including U.S. exports) totaled $5.3 billion or 28% of total sales in 2023. This compares with international net sales of $5.9 billion in 2022.
Full year 2023 net earnings attributable to International Paper Company totaled $288 million ($0.82 per diluted share), compared with net earnings of $1.5 billion ($4.10 per diluted share) in 2022. Amounts in 2023 and 2022 include the results of discontinued operations.

Earnings from continuing operations attributable to International Paper Company after taxes in 2023 and 2022 were as follows:

In millions	2023		2022
Earnings from continuing operations attributable to International Paper Company	$302	(a)	$1,741	(b)
(a)Includes $412 million of net special items charges and $41 million of non-operating pension expense.
(b)Includes $429 million of net special items income and $144 million of non-operating pension income.
Compared with 2022, the benefits from lower input costs ($743 million), lower maintenance outage costs ($6 million), lower corporate and other costs ($3 million), lower net interest expense ($25 million) and lower tax expense ($8 million) were more than offset by lower average sales price and an unfavorable mix ($329 million), lower sales volumes ($172 million) and higher operating costs ($700 million). In addition, excluding special items, 2023 results included higher equity earnings, net of taxes. Our Building a Better IP initiatives delivered $260 million of earnings in 2023 primarily though our strategy acceleration initiative to deliver profitable growth through commercial and investment excellence.

Earnings from Continuing Operations
(after tax, in millions)
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
$1,741
($329)
($172)
($700)
$743
$6
$3
$3
$25
$8
($841)
($185)
$302
2022
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
2023

See Business Segment Results on pages 36 and 37 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of these factors by segment.
DISCONTINUED OPERATIONS
On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all current and historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable industry segment. This transaction is discussed further in Note 11 - Equity Method Investments on pages 69 and 70 of Item 8. Financial Statements and Supplementary Data for further discussion.
Discontinued operations include the equity earnings of the prior Ilim joint venture. Discontinued operations also includes after-tax losses of $126 million and $533 million in 2023 and 2022, respectively for impairment and transaction costs related to our former equity method investment in the Ilim joint venture.
INCOME TAXES

A net income tax provision from continuing operations of $59 million was recorded for 2023 and the reported effective income tax rate was 15%. This includes a tax benefit of $23 million related to the settlement of tax audits and tax expense of $4 million related to internal legal entity restructuring. Excluding these items, a $141 million net tax benefit for other special items and a $13 million tax benefit related to non-operating pension expense, the operational tax provision (non-GAAP) for 2023 was $232 million, or 23% of pre-tax earnings before equity earnings.

A net income tax benefit from continuing operations of $236 million was recorded for 2022 and the reported effective income tax rate was (16%). This includes a tax benefit of $604 million related to the settlement of the timber monetization restructuring tax matter, a tax benefit of $66 million related to the tax-free exchange of our shares of Sylvamo and tax expense of $45 million related to a foreign deferred tax valuation allowance. Excluding these items, a $37 million net tax benefit for other special items and $48 million tax expense related to non-operating pension income, the operational tax provision (non-GAAP) for 2022 was $378 million, or 24% of pre-tax earnings before equity earnings.

The operational tax provision and operational effective tax rate are non-GAAP financial measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.
The following is a reconciliation of the net income tax provision (benefit) to the operational tax provision and rate:

In millions	2023	2022
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$382	$1,511
Pre-tax special items	554	233
Non-operating pension (income) expense	54	(192)
Adjusted Operating Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings	$990	$1,552

Income tax provision (benefit)	$59	$(236)
Income tax effect - non-operating pension (income) expense and pre-tax special items	173	614
Operational Tax Provision	$232	$378
Operational Tax Rate	23%	24%
INTEREST EXPENSE AND EQUITY EARNINGS, NET OF TAXES
Net corporate interest expense totaled $231 million in 2023 and $325 million in 2022. Net interest expense includes $3 million and $58 million of interest expense related to the timber monetization restructuring tax matter in 2023 and 2022, respectively. Net interest expense in 2023 also includes $6 million of interest income associated with the settlement of tax audits. The decrease in net interest expense in 2023 compared with 2022 was due to higher interest income.
Equity earnings, net of taxes were a loss of $21 million and a loss of $6 million in 2023 and 2022, respectively. Equity earnings in 2023 includes an $18 million other-than-temporary impairment of an equity method investment.

SPECIAL ITEMS
Pre-tax special items (excluding interest expense and equity earnings) included in continuing operations totaling $557 million and $175 million were recorded in 2023 and 2022, respectively. Details of these charges were as follows:

Special Items
In millions	2023		2022
Business Segments
Restructuring and other, net	$107		$—
Orange mill accelerated depreciation	347	(a)	—
Pensacola mill and Riegelwood mill accelerated depreciation	75	(b)	—
Net (gains) losses on sales and impairments of businesses	—		76	(c)
	529		76
Corporate
Restructuring and other, net	$(8)		$89
Environmental remediation reserve adjustments	36		63
Legal reserve adjustments	—		(4)
Foreign currency cumulative translation loss related to sale of equity method investment	—		10
Sylvamo investment fair value adjustment	—		(65)
Other	—		6
	28		99
Total	$557		$175

(a) Recorded in the Industrial Packaging business segment.
(b) Recorded in the Global Cellulose Fibers business segment.
(c) Recorded in the Industrial Packaging business segment for the impairment of goodwill in our EMEA Packaging business.

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

During 2023 and 2022, pre-tax restructuring and other charges, net, totaling $99 million and $89 million, respectively, were recorded. Details of these charges were as follows:

Restructuring and Other, Net
In millions	2023		2022
Business Segments
Orange mill closure costs	$81	(a)	$—
Pensacola mill and Riegelwood mill pulp machine shutdowns	37	(b)	—
Building a Better IP	(11)	(c)	—
	107		—
Corporate
Building a Better IP	$(8)		$—
Early debt extinguishment costs (see Note 16)	—		93
Other	—		(4)
	(8)		89
Total	$99		$89

(a) Recorded in the Industrial Packaging business segment.
(b) Recorded in the Global Cellulose Fibers segment.
(c) Includes $8 million income recorded in the Industrial Packaging business segment and $3 million income recorded in the Global Cellulose Fibers business segment.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

INDUSTRIAL PACKAGING

The majority of our business is focused on creating fiber-based packaging that protects and promotes goods, enables worldwide commerce and helps keep consumers safe. We meet our customers’ most challenging sales, shipping, storage and display requirements with sustainable solutions. Our U.S. production capacity is over 13 million tons annually.

Our products include linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. About 80% of our production is converted into corrugated packaging and other packaging by our 173 North American corrugated packaging plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 16 U.S. recycling plants. Our corrugated packaging plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include a recycled fiber containerboard mill in Morocco and one in Spain and 23 corrugated packaging plants in France, Italy, Spain, Morocco and Portugal.

GLOBAL CELLULOSE FIBERS

Cellulose fibers are a sustainable, renewable raw material used in a variety of products people depend on every day. We create safe, quality pulp for a wide range of applications like diapers, towel and tissue products, feminine care, incontinence and other personal care products that promote health and wellness. In addition, our innovative specialty pulps serve as a sustainable raw material used in textiles, construction materials, paints, coatings and more. Our products are made in the United States and Canada and sold around the world. International Paper facilities have annual dried pulp capacity of about 3 million metric tons.

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

Industrial Packaging
In millions	2023	2022
Net Sales	$15,596	$17,451
Operating Profit (Loss)	$1,266	$1,742

Industrial Packaging net sales for 2023 decreased 11% to $15.6 billion compared with $17.5 billion in 2022. Operating profits in 2023 were 27% lower than in 2022. Comparing 2023 with 2022, benefits from lower input costs ($856 million) and maintenance outage costs ($21 million) were more than offset by lower average sales price and an unfavorable mix ($363 million), lower sales volumes ($177 million) and higher operating costs ($813 million).

North American Industrial Packaging
In millions	2023	2022
Net Sales (a)	$14,293	$16,011
Operating Profit (Loss)	$1,186	$1,753
(a) Includes intra-segment sales of $95 million for 2023 and $132 million for 2022.
North American Industrial Packaging's average sales margins were lower, reflecting lower prices for both containerboard and corrugated boxes and an unfavorable geographic mix. Sales volumes decreased in 2023 compared with 2022 for corrugated boxes across our segments, reflecting a soft demand environment as consumer spending focused on non-discretionary goods and services and retailers and manufacturers pulled down inventory levels. Containerboard sales volumes also decreased. Total maintenance and economic downtime was about 725,000 short tons higher in 2023 compared with 2022, primarily due to economic downtime. Operating and distribution costs increased, primarily due to inflation on materials and services and increased economic downtime. Planned maintenance downtime costs were lower in 2023 than in 2022. Input costs were significantly lower, driven by lower recovered fiber, energy and wood costs.

Looking ahead to the first quarter of 2024, compared with the fourth quarter of 2023, sales volumes for corrugated boxes and containerboard are expected to be seasonally lower. Average sales margins are expected to be stable. Operating costs are expected to increase. Planned maintenance downtime costs are expected to be higher. Input costs are expected to be higher, primarily for recovered fiber.

EMEA Industrial Packaging
In millions	2023	2022
Net Sales	$1,398	$1,572
Operating Profit (Loss)	$80	$(11)
EMEA Industrial Packaging's average sales margins were lower reflecting lower average sales prices for containerboard and an unfavorable product mix partially offset by higher average sales prices for corrugated boxes. Sales volumes in 2023 were lower than in 2022 driven by soft demand. Operating costs in 2023 were higher driven by inflation on materials and services. Planned maintenance outage costs were lower in 2023 compared with 2022. Input costs were significantly lower in 2023, driven by energy and recovered fiber costs.

Entering the first quarter of 2024, compared with the fourth quarter of 2023, sales volumes are expected to be higher driven by seasonality. Average sales margins are expected to be higher, reflecting lower containerboard costs. Operating costs are expected to be lower. Planned maintenance outage costs are expected to be lower. Other input costs are expected to be stable. Earnings will be impacted by the non-repeat of an energy subsidy and other favorable one-time items in the fourth quarter 2023.
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

Global Cellulose Fibers
In millions	2023	2022
Net Sales	$2,890	$3,227
Operating Profit (Loss)	$(17)	$106

Global Cellulose Fibers net sales for 2023 decreased 10% to $2.9 billion, compared with $3.2 billion in 2022. Operating profits in 2023 decreased compared to 2022. Comparing 2023 with 2022, benefits from lower input costs ($126 million) were more than offset by lower average sales price and an unfavorable mix ($72 million), lower sales volumes ($51 million), higher operating costs ($113 million) and higher maintenance outage costs ($13 million).
Sales volumes in 2023 compared with 2022 were lower, driven by customer inventory destocking. Total maintenance and economic downtime was about 507,000 short tons higher in 2023 compared with 2022, primarily due to economic downtime. Average sales margins were lower, reflecting lower average market pulp prices and an unfavorable product mix partially offset by higher average fluff pulp prices. Operating costs increased, driven by inflation on materials and services and downtime. Distribution costs were lower as the global supply chain environment improved. Planned maintenance outage costs were higher in 2023. Input costs were lower, driven by energy, freight, wood and chemicals.

Entering the first quarter of 2024, compared with the fourth quarter of 2023, sales volumes are expected to be stable. Average sales margins are expected to be stable. Operating costs are expected to be higher. Planned maintenance outage costs are expected to be lower than in the fourth quarter of 2023. Input costs are expected to be higher, primarily for energy and chemicals.

LIQUIDITY AND CAPITAL RESOURCES
OVERVIEW
A major factor in International Paper’s liquidity and capital resource planning is generation of operating cash flow, which is highly sensitive to changes in the pricing and demand for our major products. While changes in key operating cash costs, such as raw material, energy, mill outage and distribution, have an effect on operating cash generation, we believe our focus on commercial and operational excellence, as well as our ability to tightly manage costs and working capital has improved our cash flow generation over an operating cycle.
Use of cash during 2023 was primarily focused on working capital requirements, capital spending and returning cash to shareholders through dividends and share repurchases under the Company's share repurchase program.
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations, including discontinued operations, totaled $1.8 billion in 2023, compared with $2.2 billion for 2022. Cash used by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $2 million in 2023, compared with cash used by working capital components of $145 million in 2022. Cash dividends received from equity investments were $13 million in 2023, compared with $204 million in 2022.

INVESTMENT ACTIVITIES

Investment activities in 2023 increased from 2022. Capital spending was $1.1 billion in 2023, or 80% of depreciation and amortization, compared with $931 million in 2022, or 90% of depreciation and amortization. Included in 2023 depreciation expense is $347 million of accelerated depreciation related to the closure of our containerboard mill in Orange, Texas and $75 million of accelerated depreciation related to the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills. Capital spending as a percentage of depreciation and amortization was 62% for Global Cellulose Fibers and 81% for Industrial Packaging in 2023.

The following table shows capital spending by business segment for the years ended December 31, 2023 and 2022:

In millions	2023	2022
Industrial Packaging	$928	$762
Global Cellulose Fibers	177	143
Subtotal	1,105	905
Corporate and other	36	26
Capital Spending	$1,141	$931

Capital spending in 2024 is expected to be approximately $800 million to $1.0 billion, or 78% to 97% of expected depreciation and amortization.
Acquisitions

See Note 7 Acquisitions on page 65 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

FINANCING ACTIVITIES

Financing activities during 2023 included debt issuances of $783 million and reductions of $780 million for a net increase of $3 million. Financing activities during 2022 included debt issuances of $1.0 billion and reductions of $1.0 billion.

There were no early debt extinguishment amounts during the year ended December 31, 2023. Amounts related to early debt extinguishment during the year ended December 31, 2022 are below:

In millions	2022
Early debt reductions (a)	$503
Pre-tax early debt extinguishment costs (b)	93

(a)Reductions related to notes with interest rates ranging from 3.00% to 8.70% with original maturities from 2021 to 2048 for the year ended December 31, 2022.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

Other financing activities during 2023 included the net issuance of approximately 1.6 million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's share repurchase program. Through December 31, 2023, the Company has repurchased 119.8 million shares at an average price of $46.23, for a total of approximately $5.5 billion, since the repurchase program began in September 2013. The Company paid cash dividends totaling $642 million during 2023.

Other financing activities during 2022 included the net issuance of approximately 1.6 million shares of treasury stock. In 2022, repurchases of common stock and payments of restricted stock withholding taxes totaled $1.3 billion, including $1.3 billion related to shares repurchased under the Company's share repurchase program. The Company paid cash dividends totaling $673 million during 2022.
Interest Rate Swaps

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk, International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt. During 2020, International Paper terminated its interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 with an approximate fair value of $85 million. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt. The Company had no outstanding interest rate swaps for the years ended December 31, 2023 and 2022.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 Variable Interest Entities on pages 78 through 80 of Item 8. Financial Statements and Supplementary Data. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 (the "2015 Financing Entities") when the installment notes and third-party loans were extended. The 2015 Financing Entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the 2015 Financing Entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the 2015 Financing Entities timber monetization restructuring tax matter. Under this agreement, the Company agreed to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of December 31, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2024

We intend to continue making choices for the use of cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, returning meaningful cash to shareholders through dividends and share repurchases and making organic investments to maintain our world-class system and strengthen our businesses.

On October 11, 2022, our Board of Directors approved an additional $1.5 billion under our share repurchase program. This program does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of December 31, 2023. We may continue to repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements and other factors. In addition, we have paid regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future. Each quarterly dividend is subject to review and approval by our Board of Directors.
Capital Expenditures and Long-Term Debt

Capital spending for 2024 is planned at approximately $800 million to $1.0 billion, or about 78% to 97% of depreciation and amortization.

At December 31, 2023, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At December 31, 2023, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed on pages 80 and 81 in Note 16 - Debt and Lines of Credit of Item 8. Financial Statements and Supplementary Data, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at December 31, 2023 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the Company's commercial paper program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2023, and $410 million outstanding as of December 31, 2022, under this program.

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

During the fourth quarter of 2023, the Company repaid an approximately $87 million note with an interest rate of 6.875% that matured on November 1, 2023. Additionally, the Company issued approximately $11 million of debt with a variable interest rate and a maturity date of December 1, 2027.

For additional information regarding the Company’s credit agreements and outstanding indebtedness, see Note 16 Debt and Lines of Credit on pages 80 and 81 of Item 8. Financial Statements and Supplementary Data.

International Paper expects to be able to meet projected capital expenditures, service existing debt, meet working capital and dividend requirements and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. We have repurchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt (including through open market purchases, privately negotiated transactions or otherwise) to the extent consistent with this capital structure planning, and subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements and other factors. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2023, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2023, were as follows:

In millions	2024	2025	2026	2027	2028	Thereafter
Debt maturities (a)	$138	$189	$143	$333	$670	$4,120
Operating lease obligations	171	127	89	60	33	31
Purchase obligations (b)	2,222	847	698	507	363	1,863
Total (c)	$2,531	$1,163	$930	$900	$1,066	$6,014

(a)Includes financing lease obligations.
(b)Includes $3.8 billion relating to fiber supply agreements.
(c)Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $168 million. Also not included in the above table is $84 million of Deemed Repatriation Transition Tax associated with the 2017 Tax Cuts and Jobs Act which will be settled from 2024 - 2026. Additionally, the deferred tax liability of $485 million related to the Temple-Inland timber monetization is not included in the table above. It will be settled with the maturity of the notes in 2027.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2023, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 13 Income Taxes on pages 72 through 74 of Item 8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2023, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $146 million higher than the fair value of plan assets, excluding non-U.S. plans. Plans that are subject to minimum funding requirements had plan assets of $118 million higher than the projected benefit obligation. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the "projected benefit obligation") for accounting purposes. Funding contributions depend on the funding methods selected by the Company. The selected methods allow for the smoothing of asset values and interest rates used to measure the funding obligations. The Company continually reassesses the amount and timing of any discretionary contributions and elected not to make any voluntary contributions in 2021, 2022 or 2023. At this time, we do not expect to have any required contributions to our plans in 2024, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires International Paper to establish accounting policies and to make estimates that affect both the amounts and timing of the recording of assets, liabilities, revenues and expenses. Some of these estimates require subjective judgments about matters that are inherently uncertain.

Accounting policies whose application has had or is reasonably likely to have a material impact on the reported results of operations and financial position of International Paper, and that can require a significant level of estimation or uncertainty by management that affect their application, include the accounting for contingencies, impairment or disposal of long-lived assets and goodwill, pensions and income taxes. Management has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit and Finance Committee of the Company’s Board of Directors and with its independent registered public accounting firm.

CONTINGENT LIABILITIES

Accruals for contingent liabilities, including personal injury, product liability, environmental, asbestos and other legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. The Company estimated the probable liability associated with environmental matters to be approximately $251 million and $243 million in the aggregate as of December 31, 2023 and 2022, respectively. Liabilities for asbestos-related matters require reviews of recent and historical claims data. The Company's total recorded liability with respect to pending and future asbestos-related claims was $97 million and $105 million, net of estimated insurance recoveries, as of December 31, 2023 and 2022, respectively. The Company utilizes its in-house legal counsel and environmental experts to develop estimates of its legal, environmental and asbestos obligations, supplemented as needed by third-party specialists to analyze its most complex contingent liabilities.

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

The North America Industrial Packaging reporting unit is the Company’s only reporting unit with goodwill. As of October 1, 2023, we performed our annual goodwill impairment test for this reporting unit through a quantitative goodwill impairment test. For the 2023 quantitative assessment, the estimated fair value of the reporting unit was calculated using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our quantitative goodwill impairment test indicated that the carrying amount did not exceed the estimated fair value of the North America Industrial Packaging reporting unit.

PENSION BENEFIT OBLIGATIONS

The calculation of the pension benefit obligation and corresponding expense amounts are determined annually, with involvement of International Paper’s consulting actuary, and are dependent upon various assumptions including the expected long-term rate of return on plan assets, discount rates, projected future compensation increases and mortality rates.

The calculations of pension benefit obligations and expense require decisions about a number of key assumptions that can significantly affect liability and expense amounts, including the expected long-term rate of return on plan assets and the discount rate used to calculate plan liabilities.

Benefit obligations and fair values of plan assets as of December 31, 2023, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,718	$8,836
U.S. nonqualified pension	264	—
Non-U.S. pension	58	20

The table below shows the discount rate used by International Paper to calculate U.S. pension obligations for the years shown:

	2023	2022	2021
Discount rate	5.10%	5.40%	2.90%

International Paper determines these actuarial assumptions, after consultation with our actuaries, on December 31 each year or more frequently if required, to calculate liability information as of that date and pension expense for the following year. The expected long-term rate of return on plan assets is based on projected rates of return for current asset classes in the plan’s investment portfolio. The discount rate assumption was determined based on a hypothetical settlement portfolio selected from a universe of high-quality corporate bonds.

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2023 was 6.50%.
Increasing the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease 2024 pension expense by approximately $21 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $12 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2023	7.3%	2018	(3.0)%
2022	(22.0)%	2017	19.3%
2021	7.7%	2016	7.1%
2020	24.7%	2015	1.3%
2019	23.9%	2014	6.4%

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

Net periodic pension plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2023	2022	2021	2020	2019
Pension (income) expense
U.S. plans	$94	$(116)	$(112)	$32	$93
Non-U.S. plans	5	5	4	5	6
Net (income) expense	$99	$(111)	$(108)	$37	$99

The increase in 2023 pension expense primarily reflects higher interest cost and lower expected return on assets, offset by lower service cost.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of

December 31, 2023, projected future net periodic pension plan expense (income) would be as follows:

In millions	2025	2024
Pension expense (income)
U.S. plans	$(43)	$(7)
Non-U.S. plans	5	5
Net (income) expense	$(38)	$(2)

The Company estimates that it will record net pension income of approximately $7 million for its U.S. defined benefit plans in 2024, compared to expense of $94 million in 2023.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2023 totaled approximately $8.8 billion, consisting of approximately 66% hedging assets and 34% return seeking assets. The Company’s funding policy for its qualified pension plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2023. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $22 million for the year ended December 31, 2023.

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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in assessing the need for and magnitude of appropriate valuation allowances against deferred tax assets. This assessment is completed by tax jurisdiction and relies on both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. The Company's valuation allowance was $848 million and $677 million at December 31, 2023 and 2022, respectively.

While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

LEGAL PROCEEDINGS

Information concerning the Company’s environmental and other legal proceedings is set forth in Note 14 Commitments and Contingent Liabilities on pages 74 through 78 of Item  8. Financial Statements and Supplementary Data. The Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 Recent Accounting Developments on page 60 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

EFFECT OF INFLATION

Inflationary increases in certain input costs, such as energy, wood, recycled fiber, freight and chemical costs, had an adverse impact on the Company’s operating results in 2023 and 2022. The effects of inflation have been more significant in recent years due to general inflationary conditions, including labor market conditions, economic activity, consumer behavior, supply shortages and disruptions. Sales prices and volumes are primarily influenced by economic supply and demand factors in specific markets and by exchange rate fluctuations but are also currently being impacted by the current inflationary environment.

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

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in
Note 16 Debt and Lines of Credit on pages 80 and 81 of Item 8. Financial Statements and Supplementary Data.
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
INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2023 and 2022 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as interest rate swaps, may be used to execute this strategy. At December 31, 2023 and 2022, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $4.5 billion and $4.3 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $273 million and $328 million at December 31, 2023 and 2022, respectively.
COMMODITY PRICE RISK

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. At December 31, 2023 and 2022, the net fair value of these contracts was $27 million asset and $20 million asset. The potential loss in fair value from a 10% adverse change in quoted commodity prices for these contracts would have been approximately $4 million and $3 million at December 31, 2023 and 2022, respectively.

FOREIGN CURRENCY RISK

International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. The currency that has the most impact is the Euro. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows. We address these risks on a limited basis by entering into cross-currency interest rate swaps, or foreign exchange contracts.

At December 31, 2023 and 2022, the net fair value of financial instruments with exposure to foreign currency risk was immaterial. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates was also immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See the preceding discussion regarding market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON:

Financial Statements

The management of International Paper Company is responsible for the preparation of the consolidated financial statements in this Annual Report on Form 10-K. The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America considered appropriate in the circumstances to present fairly the Company’s consolidated financial position, results of operations and cash flows on a consistent basis. Management has also prepared the other information in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

As can be expected in a complex and dynamic business environment, some financial statement amounts are based on estimates and judgments. Even though estimates and judgments are used, measures have been taken to provide reasonable assurance of the integrity and reliability of the financial information contained in this Annual Report on Form 10-K. We have formed a Disclosure Committee to oversee this process.

The accompanying consolidated financial statements have been audited by the independent registered public accounting firm Deloitte & Touche LLP (PCAOB ID No. 34). During its audits, Deloitte & Touche LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders and the Board of Directors and all committees of the Board of Directors. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

Internal Control Over Financial Reporting

The management of International Paper Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules (13a-15(e) and 15d-15(e) under the Exchange Act). Internal control over financial reporting is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by our internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit and Finance Committee and our staff of highly qualified financial and legal professionals.

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 48 through 50.
Internal Control Environment And Board Of Directors Oversight

Our internal control environment includes an enterprise-wide attitude of integrity and control consciousness that establishes a positive “tone at the top.” This is exemplified by our ethics program that includes long-standing principles and policies on ethical business conduct that require employees to maintain the highest ethical and legal standards in the conduct of International Paper business, which have been distributed to all employees. The Company provides a toll-free telephone helpline whereby any employee may anonymously report suspected violations of law or International Paper’s policy; and maintains an office of ethics and business practice. The internal control system further includes careful selection and training of supervisory and management personnel, appropriate delegation of authority and division of responsibility, dissemination of accounting and business policies throughout International Paper, and an extensive program of internal audits with management follow-up.

The Board of Directors, assisted by the Audit and Finance Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The

Audit and Finance Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Audit and Finance Committee Charter takes into account the New York Stock Exchange rules relating to audit committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Audit and Finance Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2023, including critical accounting policies and significant management judgments, with management and the independent auditors. The Audit and Finance Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

MARK S. SUTTON
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIMOTHY S. NICHOLLS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Finance Committee and that (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Retirement Plans — Plan Assets — Refer to Note 18 to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Company’s Qualified Pension Plan held approximately $2.7 billion in investments whose reported value is determined based on net asset value (“NAV”). The strategic asset allocation policy prescribed by the Company’s Qualified Pension Plan includes permissible investments in certain hedge funds, private equity funds, and real estate funds whose reported values are determined based on the estimated NAV of each investment.

These NAVs are generally determined by the Qualified Pension Plan’s third-party administrators or fund managers and are subject to review and oversight by management of the Company and its third-party investment advisors.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination of NAV associated with the Company’s Qualified Pension Plan’s investments in hedge funds, private equity funds, and real estate funds included the following, among others:

•We tested the effectiveness of controls over the Company’s determination and evaluation of NAV, including those related to the reliability of NAVs reported by third-party administrators and fund managers.

•We inquired of management and the investment advisors regarding changes to the investment portfolio and investment strategies.

•We obtained a confirmation from the third-party custodian as of December 31, 2023 of all individual investments held in trust for the Qualified Pension Plan to confirm the existence of each individual asset held in trust.

•For selected investment funds with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2022 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•With the assistance of professionals in our firm having expertise in alternative investments, we rolled forward the valuation from selected funds’ most recently audited financial statements to December 31, 2023. This roll forward procedure included consideration of the Company’s transactions in the fund during the period, as well as an estimate of the funds’ returns based on an appropriate, independently obtained benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2023, balance recorded by the Company. For certain selected funds, our roll forward procedures included alternative procedures, such as inspecting trust statements for observable transactions near year-end to compare to the estimated fair value.

•For certain investments, we inquired of management to understand year-over-year changes in the fund manager’s estimate of NAV and compared the fund’s return on investment to other available qualitative and quantitative information.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 16, 2024

We have served as the Company's auditor since 2002.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of International Paper Company:
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 16, 2024

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2023	2022	2021
NET SALES	$18,916	$21,161	$19,363
COSTS AND EXPENSES
Cost of products sold	13,629	15,143	13,832
Selling and administrative expenses	1,360	1,293	1,385
Depreciation, amortization and cost of timber harvested	1,432	1,040	1,097
Distribution expenses	1,575	1,783	1,444
Taxes other than payroll and income taxes	154	148	139
Restructuring and other charges, net	99	89	509
Net (gains) losses on sales and impairments of businesses	—	76	(7)
Net (gains) losses on sales of equity method investments	—	10	(204)
Net (gains) losses on mark to market investments	—	(65)	32
Interest expense, net	231	325	337
Non-operating pension (income) expense	54	(192)	(200)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	382	1,511	999
Income tax provision (benefit)	59	(236)	188
Equity earnings (loss), net of taxes	(21)	(6)	2
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	302	1,741	813
Discontinued operations, net of taxes	(14)	(237)	941
NET EARNINGS (LOSS)	288	1,504	1,754
Less: Net earnings (loss) attributable to noncontrolling interests	—	—	2
NET EARNINGS (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$288	$1,504	$1,752
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$0.87	$4.79	$2.08
Discontinued operations, net of taxes	(0.04)	(0.65)	2.42
Net earnings (loss)	$0.83	$4.14	$4.50
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON SHAREHOLDERS
Earnings (loss) from continuing operations	$0.86	$4.74	$2.07
Discontinued operations, net of taxes	(0.04)	(0.64)	2.40
Net earnings (loss)	$0.82	$4.10	$4.47

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2023	2022	2021
NET EARNINGS (LOSS)	$288	$1,504	$1,754
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $29, $28 and $41)	87	85	124
Non-U.S. plans (less tax of $0, $0 and $0)	(1)	1	1
Pension and postretirement liability adjustments:
U.S. plans (less tax of $(56), $(109) and $235)	(170)	(327)	706
Non-U.S. plans (less tax of $0, $1 and $1)	3	8	7
Change in cumulative foreign currency translation adjustment (less tax of $0, $0 and $0)	441	(28)	69
Net gains/losses on cash flow hedging derivatives (less tax of $0, $1 and $(1))	—	2	(6)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	360	(259)	901
Comprehensive Income (Loss)	648	1,245	2,655
Net (Earnings) Loss Attributable to Noncontrolling Interests	—	—	(2)
Other Comprehensive (Income) Loss Attributable to Noncontrolling Interests	—	—	2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY	$648	$1,245	$2,655

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2023	2022
ASSETS
Current Assets
Cash and temporary investments	$1,113	$804
Accounts and notes receivable (less allowances of $34 in 2023 and $31 in 2022)	3,059	3,284
Contract assets	433	481
Inventories	1,889	1,942
Assets held for sale	—	133
Other current assets	114	126
Total Current Assets	6,608	6,770
Plants, Properties and Equipment, net	10,150	10,431
Investments	163	186
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,312	2,294
Goodwill	3,041	3,041
Overfunded Pension Plan Assets	118	297
Right of Use Assets	448	424
Deferred Charges and Other Assets	421	497
TOTAL ASSETS	$23,261	$23,940
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$138	$763
Accounts payable	2,442	2,708
Accrued payroll and benefits	397	355
Other current liabilities	982	1,174
Total Current Liabilities	3,959	5,000
Long-Term Debt	5,455	4,816
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,113	2,106
Deferred Income Taxes	1,552	1,732
Underfunded Pension Benefit Obligation	280	281
Postretirement and Postemployment Benefit Obligation	140	150
Long-Term Lease Obligations	312	283
Other Liabilities	1,095	1,075
Commitments and Contingent Liabilities (Note 14)
Equity
Common stock $1 par value, 2023 - 448.9 shares and 2022 - 448.9 shares	449	449
Paid-in capital	4,730	4,725
Retained earnings	9,491	9,855
Accumulated other comprehensive loss	(1,565)	(1,925)
	13,105	13,104
Less: Common stock held in treasury, at cost, 2023 – 102.9 shares and 2022 – 98.6 shares	4,750	4,607
Total Equity	8,355	8,497
TOTAL LIABILITIES AND EQUITY	$23,261	$23,940

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2023	2022	2021
OPERATING ACTIVITIES
Net earnings (loss)	$288	$1,504	$1,754
Depreciation, amortization, and cost of timber harvested	1,432	1,040	1,210
Deferred income tax provision (benefit), net	(156)	(773)	(291)
Restructuring and other charges, net	99	89	509
Periodic pension (income) expense, net	94	(116)	(112)
Net (gains) losses on mark to market investments	—	(65)	32
Net (gains) losses on sales and impairments of businesses	—	76	(358)
Net (gains) losses on sales and impairments of equity method investments	153	543	(205)
Net (gains) losses on sales of fixed assets	—	—	(86)
Equity method dividends received	13	204	159
Equity (earnings) losses, net	(108)	(291)	(313)
Other, net	20	108	157
Changes in current assets and liabilities
Accounts and notes receivable	255	(59)	(596)
Contract assets	48	(103)	(49)
Inventories	73	(162)	(263)
Accounts payable and accrued liabilities	(402)	110	519
Interest payable	(19)	41	(32)
Other	43	28	(5)
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	1,833	2,174	2,030
INVESTMENT ACTIVITIES
Invested in capital projects, net of insurance recoveries	(1,141)	(931)	(549)
Acquisitions, net of cash acquired	—	—	(80)
Proceeds from sales of equity method investments, net of transaction costs	472	—	908
Proceeds from sales of businesses, net of cash divested	—	—	827
Proceeds from exchange of equity securities	—	311	—
Proceeds from settlement of Variable Interest Entities	—	—	4,850
Proceeds from sale of fixed assets	4	13	101
Other	(3)	(1)	(3)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(668)	(608)	6,054
FINANCING ACTIVITIES
Repurchases of common stock and payments of restricted stock tax withholding	(218)	(1,284)	(839)
Issuance of debt	783	1,011	1,512
Reduction of debt	(780)	(1,017)	(2,509)
Change in book overdrafts	(8)	1	65
Dividends paid	(642)	(673)	(780)
Reduction of Variable Interest Entity loans	—	—	(4,220)
Distribution to Sylvamo Corporation	—	—	(130)
Net debt tender premiums paid	—	(89)	(456)
Other	(1)	(3)	(18)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(866)	(2,054)	(7,375)
Effect of Exchange Rate Changes on Cash	10	(3)	(9)
Change in Cash and Temporary Investments	309	(491)	700
Cash and Temporary Investments
Beginning of the period	804	1,295	595
End of the period	$1,113	$804	$1,295

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total International Paper Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE, JANUARY 1, 2021	$449	$6,325	$8,070	$(4,342)	$2,648	$7,854	$14	$7,868
Sylvamo Corporation spin-off	—	(1,729)	—	1,773	—	44	(1)	43
Issuance of stock for various plans, net	—	54	—	—	(89)	143	—	143
Repurchase of stock	—	—	—	—	839	(839)	—	(839)
Dividends ($2.000 per share)	—	—	(793)	—	—	(793)	—	(793)
Transactions of equity method investees	—	18	—	—	—	18	—	18
Divestiture of noncontrolling interests	—	—	—	—	—	—	(13)	(13)
Comprehensive income (loss)	—	—	1,752	903	—	2,655	—	2,655
BALANCE, DECEMBER 31, 2021	449	4,668	9,029	(1,666)	3,398	9,082	—	9,082
Issuance of stock for various plans, net	—	57	—	—	(75)	132	—	132
Repurchase of stock	—	—	—	—	1,284	(1,284)	—	(1,284)
Dividends ($1.850 per share)	—	—	(678)	—	—	(678)	—	(678)
Comprehensive income (loss)	—	—	1,504	(259)	—	1,245	—	1,245
BALANCE, DECEMBER 31, 2022	449	4,725	9,855	(1,925)	4,607	8,497	—	8,497
Issuance of stock for various plans, net	—	5	—	—	(77)	82	—	82
Repurchase of stock	—	—	—	—	220	(220)	—	(220)
Dividends ($1.850 per share)	—	—	(652)	—	—	(652)	—	(652)
Comprehensive income (loss)	—	—	288	360	—	648	—	648
BALANCE, DECEMBER 31, 2023	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355	$—	$8,355
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

FINANCIAL STATEMENTS

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates. Certain amounts from prior year have been reclassified to conform with the current year financial statement presentation.

Printing Papers Spin-off

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

In addition to the spin-off of Sylvamo, the Company completed the sale of its Kwidzyn, Poland mill on August 6, 2021. All historical operating results of the Sylvamo businesses and Kwidzyn mill have been presented as Discontinued Operations, net of tax, in the consolidated statement of operations. See Note 8 for further details regarding the Sylvamo spin-off and discontinued operations.

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

OTHER-THAN-TEMPORARY IMPAIRMENT

The Company evaluates our equity method investments for other-than-temporary impairment ("OTTI") when circumstances indicate the investment may be impaired. When a decline in fair value is deemed to be an OTTI, an impairment is recognized to the extent that the fair value is less than the carrying value of the investment. We consider various factors in determining whether a loss in value of an investment is other than temporary including: the length of time and the extent to which the fair value has been below cost, the financial condition of the investee, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery of value. Management makes certain judgments and estimates in its assessment including but not limited to: identifying if circumstances indicate a decline in value is other than temporary, expectations about operations, as well as industry, financial, regulatory and market factors.

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

REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the Company transfers control of the goods to the customer. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time, which generally is, as the goods are produced.

The Company’s revenue is primarily derived from fixed consideration; however, we do have contract terms that give rise to variable consideration, primarily volume rebates, early payment discounts and other customer refunds. The Company estimates its volume rebates at the individual customer level based on the most likely amount method outlined in ASC 606 "Revenue from Contracts with Customers". The Company estimates early payment discounts and other customer refunds based on the historical experience across the Company's portfolio of customers to record reductions in revenue that is consistent with the expected value method outlined in ASC 606. Management has concluded that these methods result in the best estimate of the consideration the Company will be entitled to from its customers.

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

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 9 for further details.

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

LEASED ASSETS

Operating lease right of use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases except for certain gas and chemical agreements. See Note 10 for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for pulp and paper mills, and the straight-line method is used for other plants and equipment. If a decision is made to abandon plants, properties or equipment before the end of its useful life, depreciation expense is revised to reflect the shortened useful life. See Note 9 for further details.

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

Liabilities - Supplier Finance Programs

In September 2022, the FASB issued ASU 2022-04, "Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This guidance requires a business entity operating as a buyer in a supplier finance agreement to disclose qualitative and quantitative information about its supplier finance programs. This guidance is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those years. The Company adopted the provisions of this guidance in the first quarter of 2023. See Note 9 - Supplementary Financial Statement Information.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This guidance requires companies to disclose incremental segment information on an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023 and interim periods within those years beginning after December 15, 2024. Early adoption of these amendments is permitted and amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This guidance requires companies to enhance income tax disclosures, particularly around rate reconciliations and income taxes paid information. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption of these amendments is permitted and amendments should be applied prospectively. The Company is currently evaluating the provisions of this guidance.

NOTE 3 - REVENUE RECOGNITION

DISAGGREGATED REVENUE

	2023
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,340	$2,570	$430	$16,340
EMEA	1,398	96	—	1,494
Pacific Rim and Asia	37	224	—	261
Americas, other than U.S.	821	—	—	821
Total	$15,596	$2,890	$430	$18,916

Operating Segments
North American Industrial Packaging	$14,293	$—	$—	$14,293
EMEA Industrial Packaging	1,398	—	—	1,398
Global Cellulose Fibers	—	2,890	—	2,890
Intrasegment Eliminations	(95)	—	—	(95)
Corporate & Intersegment Sales	—	—	430	430
Total	$15,596	$2,890	$430	$18,916
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2022
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$14,970	$3,032	$480	$18,482
EMEA	1,572	121	—	1,693
Pacific Rim and Asia	46	74	3	123
Americas, other than U.S.	863	—	—	863
Total	$17,451	$3,227	$483	$21,161

Operating Segments
North American Industrial Packaging	$16,011	$—	$—	$16,011
EMEA Industrial Packaging	1,572	—	—	1,572
Global Cellulose Fibers	—	3,227	—	3,227
Intrasegment Eliminations	(132)	—	—	(132)
Corporate & Intersegment Sales	—	—	483	483
Total	$17,451	$3,227	$483	$21,161

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2021
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$14,006	$2,510	$253	$16,769
EMEA	1,506	109	(4)	1,611
Pacific Rim and Asia	59	113	35	207
Americas, other than U.S.	755	—	21	776
Total	$16,326	$2,732	$305	$19,363

Operating Segments
North American Industrial Packaging	$14,944	$—	$—	$14,944
EMEA Industrial Packaging	1,508	—	—	1,508
Global Cellulose Fibers	—	2,732	—	2,732
Intrasegment Eliminations	(126)	—	—	(126)
Corporate & Intersegment Sales	—	—	305	305
Total	$16,326	$2,732	$305	$19,363

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Current liabilities of $32 million and $38 million are included in Other current liabilities in the accompanying consolidated balance sheet as of December 31, 2023 and 2022, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $92 million and $99 million at December 31, 2023 and 2022, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2023	2022	2021
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$302	$1,741	$811
Weighted average common shares outstanding	346.9	363.5	389.4
Effect of dilutive securities:
Restricted performance share plan	2.2	3.5	3.0
Weighted average common shares outstanding – assuming dilution	349.1	367.0	392.4
Basic earnings (loss) per share from continuing operations	$0.87	$4.79	$2.08
Diluted earnings (loss) per share from continuing operations	$0.86	$4.74	$2.07

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Loss ("AOCI"), net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2023	2022	2021
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,195)	$(962)	$(1,880)
Other comprehensive income (loss) before reclassifications	(167)	(319)	713
Reclassification related to Sylvamo Corporation spin-off	—	—	80
Amounts reclassified from accumulated other comprehensive loss	86	86	125
Balance at end of period	(1,276)	(1,195)	(962)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(722)	(694)	(2,457)
Other comprehensive income (loss) before reclassifications	(76)	(38)	(115)
Reclassification related to Sylvamo Corporation spin-off	—	—	1,692
Amounts reclassified from accumulated other comprehensive loss	517	10	184
Other Comprehensive Income (Loss) Attributable to Noncontrolling Interest	—	—	2
Balance at end of period	(281)	(722)	(694)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(10)	(5)
Other comprehensive income (loss) before reclassifications	—	—	3
Reclassification related to Sylvamo Corporation spin-off	—	—	1
Amounts reclassified from accumulated other comprehensive loss	—	2	(9)
Balance at end of period	(8)	(8)	(10)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,565)	$(1,925)	$(1,666)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss				Location of Amount Reclassified from AOCI
	2023	2022	2021
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(23)	$(23)	$(20)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(92)	(91)	(146)	(a)	Non-operating pension expense
Total pre-tax amount	(115)	(114)	(166)
Tax (expense)/benefit	29	28	41
Net of tax	(86)	(86)	(125)
Reclassification related to Sylvamo Corporation spin-off	—	—	(80)		Paid-in Capital
Total, net of tax	(86)	(86)	(205)
Change in cumulative foreign currency translation adjustments:
Business divestiture	(517)	(10)	(184)	(b)	Net (gains) losses on sales of equity method investments, Discontinued Operations, net of taxes and Net (gains) losses on sales and impairment of businesses
Tax (expense)/benefit	—	—	—
Net of tax	(517)	(10)	(184)
Reclassification related to Sylvamo Corporation spin-off	—	—	(1,692)		Paid-in Capital
Total, net of tax	(517)	(10)	(1,876)
Net gains and losses on cash flow hedging derivatives:
Cash flow hedges	—	(3)	11		Cost of products sold, Discontinued operations, net of taxes, and Interest expense, net
Total pre-tax amount	—	(3)	11
Tax (expense)/benefit	—	1	(2)
Net of tax	—	(2)	9
Reclassification related to Sylvamo Corporation spin-off	—	—	(1)		Paid-in Capital
Total, net of tax	—	(2)	8
Total reclassifications for the period, net of tax	$(603)	$(98)	$(2,073)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 18 - Retirement Plans for additional details).
(b) See Note 11 - Equity Method Investments for additional details for 2023 amounts.

NOTE 6 RESTRUCTURING AND OTHER CHARGES, NET

2023: During 2023, restructuring and other charges, net, totaling $99 million before taxes were recorded. The charges included:

In millions	2023
Orange, Texas mill closure costs (a)	$81
Pensacola mill and Riegelwood mill pulp machine shutdowns (b)	37
Building a Better IP (c)	(19)
Total	$99

(a) Includes $25 million of severance charges, $30 million of inventory impairment charges and $26 million of other costs associated with the closure of our containerboard mill in Orange, Texas. The majority of the severance charges will be paid in 2024.
(b) Includes $21 million of severance charges, $12 million of inventory impairment charges and $4 million of other costs associated with the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills. The majority of the severance charges will be paid in 2024.
(c) Revision of severance estimates related to our Building a Better IP initiative.

2022: During 2022, restructuring and other charges, net, totaling $89 million before taxes were recorded. The charges included:

In millions	2022
Early debt extinguishment costs (see Note 16)	$93
Other restructuring items	(4)
Total	$89

2021: During 2021, restructuring and other charges, net, totaling $509 million before taxes were recorded. These charges included:

In millions	2021
Early debt extinguishment costs (see Note 16)	$461
Building a Better IP (a)	29
EMEA packaging restructuring (b)	12
Other restructuring items	7
Total	$509

(a) Severance related to our Building a Better IP initiative which is focused on value creation through streamlined operations and process optimization. All severance has been paid as of December 31, 2023.
(b) Severance related to the optimization of our EMEA Packaging business. All severance has been paid as of December 31, 2023.
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

In the second quarter 2022, the Company exchanged 4,132,000 shares of Sylvamo common stock owned by the Company in exchange and as repayment for an approximately $144 million term loan obligation which resulted in the reversal of a $31 million deferred tax liability due to the tax-free exchange of the Sylvamo common stock. In the third quarter 2022, the Company exchanged the remaining 4,614,358 shares of Sylvamo common stock owned by the Company in exchange for $167 million and as partial repayment of a $210 million term loan obligation. This also resulted in the reversal of a $35 million deferred tax liability due to the tax-free exchange of Sylvamo common stock. As of the end of the third quarter
2022, the Company no longer had an ownership interest in Sylvamo.

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

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Sylvamo businesses and Kwidzyn for the year ended December 31, 2021 presented in the consolidated statement of operations:

In millions	2021
Net Sales	$2,417
Costs and Expenses
Cost of products sold	1,508
Selling and administrative expenses	224
Depreciation, amortization and cost of timber harvested	113
Distribution expenses	229
Taxes other than payroll and income taxes	24
Net (gains) losses on sales of fixed assets	(86)
Net (gains) losses on sales and impairments of businesses	(351)
Interest expense, net	(19)
Earnings (Loss) Before Income Taxes and Equity Earnings	775
Income tax provision (benefit)	145
Discontinued Operations, Net of Taxes	$630

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

NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notices are treated as cash equivalents and are stated at cost. Temporary investments totaled $950 million and $690 million at December 31, 2023 and 2022, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions at December 31	2023	2022
Accounts and notes receivable:
Trade (less allowances of $34 in 2023 and $31 in 2022)	$2,841	$3,064
Other	218	220
Total	$3,059	$3,284

INVENTORIES

In millions at December 31	2023	2022
Raw materials	$229	$267
Finished pulp and packaging products	975	1,071
Operating supplies	622	516
Other	63	88
Inventories	$1,889	$1,942

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 81% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $343 million and $282 million at December 31, 2023 and 2022, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2023	2022
Pulp and packaging facilities	$28,661	$27,773
Other properties and equipment	1,050	1,029
Gross cost	29,711	28,802
Less: Accumulated depreciation	19,561	18,371
Plants, properties and equipment, net	$10,150	$10,431

Non-cash additions to plants, property and equipment included within accounts payable were $141 million, $185 million and $106 million at December 31, 2023, 2022 and 2021, respectively.

Amounts invested in capital projects in the accompanying consolidated statement of cash flows are presented net of insurance recoveries of $26 million and $17 million received during the years ended December 31, 2022 and 2021, respectively. There were no insurance recoveries received during the year ended December 31, 2023.

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.4 billion, $996 million and $1.1 billion for the years ended December 31, 2023, 2022 and 2021. Depreciation expense for the year ended December 31, 2023 includes $422 million of accelerated depreciation related to mill strategic actions. Cost of products sold excludes depreciation and amortization expense.

ACCOUNTS PAYABLE

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $122 million of supplier finance program liabilities as of both December 31, 2023 and 2022.

INTEREST

Interest payments of $463 million, $380 million and $473 million were made during the years ended December 31, 2023, 2022 and 2021, respectively.

Amounts related to interest were as follows:

In millions	2023	2022	2021
Interest expense	$421	$403	$430
Interest income	190	78	93
Capitalized interest costs	22	18	12
ASSET RETIREMENT OBLIGATIONS

At December 31, 2023 and 2022, we had recorded liabilities of $103 million and $105 million, respectively, related to asset retirement obligations.

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

NOTE 10 LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of up to 30 years.

COMPONENTS OF LEASE EXPENSE

In millions	2023	2022	2021
Operating lease costs, net	$177	$153	$138
Variable lease costs	39	39	40
Short-term lease costs, net	71	57	53
Finance lease cost
Amortization of lease assets	12	11	11
Interest on lease liabilities	3	3	3
Total lease cost, net	$302	$263	$245

SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2023	2022
Assets
Operating lease assets	Right of use assets	$448	$424
Finance lease assets	Plants, properties and equipment, net (a)	47	49
Total leased assets		$495	$473
Liabilities
Current
Operating	Other current liabilities	$153	$147
Finance	Notes payable and current maturities of long-term debt	11	10
Noncurrent
Operating	Long-term lease obligations	312	283
Finance	Long-term debt	44	49
Total lease liabilities		$520	$489
(a) Finance leases are recorded net of accumulated amortization of $67 million and $59 million at December 31, 2023 and 2022, respectively.

LEASE TERM AND DISCOUNT RATE

In millions	2023	2022
Weighted average remaining lease term (years)
Operating leases	4.0 years	4.1 years
Finance leases	7.7 years	8.4 years
Weighted average discount rate
Operating leases	3.99%	2.96%
Finance leases	4.78%	4.57%

SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$180	$160	$166
Operating cash flows related to financing leases	3	3	4
Financing cash flows related to finance leases	13	10	14

Right of use assets obtained in exchange for lease liabilities
Operating leases	216	221	156
Finance leases	12	6	9

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2024	$171	$14	$185
2025	127	12	139
2026	89	11	100
2027	60	10	70
2028	33	8	41
Thereafter	31	14	45
Total lease payments	511	69	580
Less imputed interest	46	14	60
Present value of lease liabilities	$465	$55	$520

NOTE 11 EQUITY METHOD INVESTMENTS

The Company accounts for the following investments under the equity method of accounting.

ILIM S.A. ("Ilim")

On September 18, 2023, pursuant to a previously announced agreement, the Company completed the sale of its 50% equity interest in Ilim, which was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group, to its joint venture partners for $484 million in cash. The Company also completed the sale of all of its Ilim Group shares (constituting a 2.39% stake) for $24 million, and divested other non-material residual interests associated with Ilim, to its joint venture partners. Following the completed sales, the Company no longer has an interest in Ilim or any of its subsidiaries. Additionally, we incurred transaction fees of $36 million in connection with the sale of our investment. The Company reclassified currency translation adjustments in AOCI of $517 million to the investment at the completion of the transaction.

As of December 31, 2022 and for all subsequent periods, the Company concluded that the held for sale balance sheet classification criteria had been met and classified the investment as Assets held for sale in the consolidated balance sheet. Also, all current and historical results of the Ilim investment have been presented as Discontinued Operations, net of taxes in the consolidated statement of operations.

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

The following summarizes the items comprising Equity Earnings, Impairment Charges, Tax Expense (Benefit), Discontinued Operations and Dividends related to the sale of our equity interest in Ilim:

In millions	Equity Earnings	Impairment Charges	Tax Expense (Benefit)	Discontinued Operations, net of tax (a)	Dividends
Twelve Months Ended December 31, 2022	$296	$533	$—	$(237)	$204
Twelve Months Ended December 31, 2023	$112	$135	$(9)	$(14)	$13
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit).

GRAPHIC PACKAGING INTERNATIONAL PARTNERS, LLC

The Company completed the transfer of its North American Consumer Packaging business in exchange for an initial 20.5% ownership interest (79,911,591 units) in Graphic Packaging International Partners, LLC ("GPIP") in 2018. The Company has since fully monetized its investment in GPIP with transactions beginning in the first quarter 2020 through the second quarter 2021.

Date	Transaction Type	Units	Proceeds	Pre-Tax Gain	After-Tax Gain
In millions except units
2021 First Quarter	Units exchange and open market sale	24,588,316	$397	$33	$25
2021 First Quarter	TRA (a)			42	31
2021 Second Quarter	Units exchange and open market sale	22,773,077	403	64	48
2021 Second Quarter	TRA (a)			66	50
(a)    The tax receivable agreement ("TRA") entitles the Company to 50% of the amount of any tax benefits projected to be realized by GPIP upon the Company's exchange of its units. The Company made income tax payments of $310 million in 2021 as a result of the monetization of its investment in GPIP.
As of June 30, 2021, the Company no longer had an ownership interest in GPIP. The Company recorded equity earnings of $4 million for the twelve months ended December 31, 2021. The Company received cash dividends from GPIP of $5 million during 2021.
The Company's remaining equity method investments are not material.

NOTE 12 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each business segment for the years ended December 31, 2023 and 2022:

In millions	Industrial Packaging		Global Cellulose Fibers	Total
Balance as of December 31, 2021
Goodwill	$3,426		$52	$3,478
Accumulated impairment losses	(296)		(52)	(348)
	3,130		—	3,130
Currency translation and other (a)	(13)		—	(13)
Accumulated impairment loss additions/reductions	(76)	(b)	—	(76)
Balance as of December 31, 2022
Goodwill	3,413		52	3,465
Accumulated impairment losses	(372)		(52)	(424)
	3,041		—	3,041
Balance as of December 31, 2023
Goodwill	3,413		52	3,465
Accumulated impairment losses	(372)		(52)	(424)
Total	$3,041		$—	$3,041
(a)Represents the effects of foreign currency translations and reclassifications.
(b)Reflects the impairment of the EMEA Industrial Packaging reporting unit.

The Company performed its annual goodwill impairment testing by applying the quantitative goodwill impairment test to its North America Industrial Packaging reporting unit as of October 1, 2023. This was performed by comparing the carrying amount of the North America Industrial Packaging reporting unit to its estimated fair value. The estimated fair value of the reporting unit was calculated using a weighted approach based on discounted future cash flows, market multiples and transaction multiples which are classified as Level 2 and Level 3 within the fair value hierarchy. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our quantitative goodwill impairment test indicated that the carrying amount did not exceed the estimated fair value of the North America Industrial Packaging reporting unit.
In the fourth quarter of 2022, the Company performed the quantitative goodwill impairment test related to its EMEA Industrial Packaging reporting unit and estimated fair value in the same manner noted above. The results of our quantitative goodwill impairment test indicated that the carrying amount exceeded the estimated fair value of the EMEA Industrial Packaging reporting unit and it was determined that all of the goodwill in the reporting unit, totaling $76 million, was impaired. The decline in the fair value of EMEA Industrial Packaging and resulting impairment charge was due to the impacts of certain negative macroeconomic conditions, including the impacts from inflation and the geopolitical environment to the reporting unit.

OTHER INTANGIBLES

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying consolidated balance sheet and comprised the following:

	2023			2022
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$494	$335	$159	$490	$303	$187
Tradenames, patents and trademarks, and developed technology	170	154	16	170	146	24
Land and water rights	8	2	6	8	2	6
Other	21	19	2	23	20	3
Total	$693	$510	$183	$691	$471	$220

The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2023	2022	2021
Amortization expense related to intangible assets	$37	$44	$44

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2024 – $40 million, 2025 – $36 million, 2026 – $29 million, 2027 – $11 million, 2028 – $8 million, and cumulatively thereafter – $53 million.

NOTE 13 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2023	2022	2021
Earnings (loss)
U.S.	$129	$1,469	$906
Non-U.S.	253	42	93
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	$382	$1,511	$999

The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2023	2022	2021
Current tax provision (benefit)
U.S. federal	$157	$454	$413
U.S. state and local	16	56	47
Non-U.S.	42	27	37
	$215	$537	$497
Deferred tax provision (benefit)
U.S. federal	$(164)	$(775)	$(274)
U.S. state and local	3	(39)	(27)
Non-U.S.	5	41	(8)
	$(156)	$(773)	$(309)
Income tax provision (benefit)	$59	$(236)	$188

The Company’s deferred income tax provision (benefit) includes a $6 million benefit, a $3 million benefit and an $8 million benefit for 2023, 2022 and 2021, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $340 million, $345 million and $601 million in 2023, 2022 and 2021, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2023	2022	2021
Earnings (loss) from continuing operations before income taxes and equity earnings	$382	$1,511	$999
Statutory U.S. income tax rate	21%	21%	21%
Tax expense (benefit) using statutory U.S. income tax rate	80	317	210
State and local income taxes	2	44	15
Impact of rate differential on non-U.S. permanent differences and earnings	(10)	1	5
Foreign valuation allowance	—	45	—
Tax expense (benefit) on exchange of Sylvamo shares	—	(56)	—
Adjustment to tax basis of assets	—	—	(14)
Non-deductible business expenses	7	2	1
Non-deductible impairments	—	16	—
Non-deductible compensation	7	13	11
Tax audits	(4)	6	9
Timber Monetization Audit Settlement	—	(604)	—
Foreign derived intangible income deduction	2	(8)	(7)
US tax on non-U.S. earnings (GILTI and Subpart F)	—	27	5
Foreign tax credits	8	8	(6)
General business and other tax credits	(38)	(43)	(39)
Tax expense (benefit) on equity earnings	(4)	(1)	—
Legal entity restructuring gain (loss)	4	—	—
Other, net	5	(3)	(2)
Income tax provision (benefit)	$59	$(236)	$188
Effective income tax rate	15%	(16)%	19%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2023 and 2022, were as follows:

In millions	2023	2022
Deferred income tax assets:
Postretirement benefit accruals	$67	$68
Pension obligations	61	18
Tax credits	182	175
Net operating and capital loss carryforwards	699	568
Compensation reserves	146	151
Lease obligations	116	108
Environmental reserves	114	119
Other	319	271
Gross deferred income tax assets	$1,704	$1,478
Less: valuation allowance (a)	(848)	(677)
Net deferred income tax asset	$856	$801
Deferred income tax liabilities:
Intangibles	$(141)	$(147)
Investments	3	(2)
Right of use assets	(116)	(108)
Plants, properties and equipment	(1,650)	(1,778)
Forestlands, related installment sales, and investment in subsidiary	(485)	(485)
Gross deferred income tax liabilities	$(2,389)	$(2,520)
Net deferred income tax liability	$(1,533)	$(1,719)
(a) The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was an increase of $171 million and a decrease of $(31) million, respectively.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes, respectively. The $485 million of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 15 - Variable Interest Entities).

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows:

In millions	2023	2022	2021
Balance at January 1	$(177)	$(166)	$(143)
(Additions) reductions for tax positions related to current year	(13)	(7)	(13)
(Additions) for tax positions related to prior years	(11)	(10)	(23)
Reductions for tax positions related to prior years	1	3	1
Settlements	17	1	10
Expiration of statutes of limitations	11	1	1
Currency translation adjustment	(1)	1	1
Balance at December 31	$(173)	$(177)	$(166)

If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2023, 2022 and 2021 would benefit the effective tax rate. Pending audit settlements and the expiration of statutes of limitations could reduce the uncertain tax positions by $7 million during the next twelve months.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $34 million and $29 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2023 and 2022, respectively.

The Company is currently subject to audits in the United States and other taxing jurisdictions around the world. Generally, tax years 2009 through 2022 remain open and subject to examination by the relevant tax authorities. The Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions.

On January 5, 2024, the Company received a notice of proposed adjustment from the Internal Revenue Service relating to investment tax credits for the 2017-2019 years that currently are under examination. We estimate the net incremental tax liability associated with the proposed adjustments would be approximately $50 million. We disagree with the proposed adjustments and plan to initiate the administrative appeals process in the first quarter. An unfavorable resolution in the current examination, future administrative proceedings, or future tax litigation could result in cash tax payments and could adversely impact the effective tax rate.
The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on approximately $1.6 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2023 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.

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

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit carryforwards:

In millions	2024 Through 2033	2034 Through 2043	Indefinite	Total
U.S. federal and non-U.S. NOLs	$1	$225	$426	$652
State taxing jurisdiction NOLs (a)	38	9	—	47
U.S. federal, non- U.S. and state tax credit carryforwards (a)	82	3	97	182
Total	$121	$237	$523	$881
Less: valuation allowance (a)	(83)	(220)	(475)	(778)
Total, net	$38	$17	$48	$103
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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo. Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $119 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $274 million (adjusted for variation in currency exchange rates), which reflects a recent law change pursuant to which the Brazil tax authority on January 16, 2024 agreed to cancel a portion of the interest, penalties and fees. Accordingly, the assessments currently total approximately $393 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position would be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at December 31, 2023. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $251 million and $243 million in the aggregate as of December 31, 2023 and December 31, 2022, respectively. Other than as described below, completion of required environmental remedial actions ("RAs") is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above. The total reserve for the Cass Lake superfund site was $46 million and $47 million as of December 31, 2023 and 2022, respectively.

Kalamazoo River: The Company is a PRP with respect to the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site in Michigan. The EPA asserts that the site is contaminated by polychlorinated biphenyls primarily as a result of discharges from various paper mills located along the Kalamazoo River, including a paper mill formerly owned by St. Regis Paper Company ("St. Regis"). The Company is a successor in interest to St. Regis.

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

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the RD. In the summer 2021, the EPA initiated RA activities. In October 2022, the Company received a unilateral administrative order to perform the RA. As a result, the Company increased its reserve by $27 million in the fourth quarter of 2022.

The total reserve for the Kalamazoo River superfund site was $27 million and $37 million as of December 31, 2023 and 2022, respectively.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site. NCR Corporation and Weyerhaeuser Company were also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Federal District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. In April 2022, the Sixth Circuit Court of Appeals reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit Court of Appeals, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's suit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. The Company believes the Sixth Circuit decision dismisses all of GP’s claims against it, whether for past or future costs, and is opposing GP’s request.

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

We submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved this plan in May 2021. The EPA issued a Unilateral Administrative Order for RA of the southern impoundment in August 2021. An addendum to the Final 100% RD (Amended April 2021) was submitted to the EPA for the southern impoundment in June 2022. This addendum incorporated additional data collected to date which indicated that additional waste material removal will be required, lengthening the time to complete RA.

With respect to the northern impoundment, the PRPs submitted the final component of the 90% RD to the EPA in November 2022. Upon submittal of the final component, an updated engineering estimate was developed, and the Company increased the reserved amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. On January 5, 2024, the PRPs received comments from the EPA on the November 2022 90% RD submittal. The PRPs responded to the EPA comments in late January 2024. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner that will not result in a release of contaminated materials to the environment during the excavation, removal and transport of the materials. Our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total reserve for the southern and northern impoundment was $83 million and $95 million as of December 31, 2023 and 2022, respectively.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with PCBs, mercury, and metals. A preliminary remediation plan was prepared in the third quarter 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total reserve for Versailles Pond was $30 million as of December 31, 2023.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $97 million, net of estimated insurance recoveries and $105 million, net of insurance recoveries as of December 31, 2023 and December 31, 2022, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust
In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision, and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We have further appealed the Council of State decision to uphold the ICA’s findings. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

General

The Company is involved in various other inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax, and other matters, some of which allege substantial monetary damages. See Note 13 - Income Taxes for details regarding a tax matter. Assessments of lawsuits and claims can involve a series of complex judgments about future events, can rely heavily on estimates and assumptions, and are otherwise subject to significant uncertainties. As a result, there can be no certainty that the Company will not ultimately incur charges in excess of presently recorded liabilities. The Company believes that loss contingencies arising from pending matters including the matters described herein, will not have a material effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in pending or threatened legal matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be material to the Company's results of operations or cash flows in any particular reporting period.

Taxes Other Than Payroll and Income Taxes

In 2017, the Brazilian Federal Supreme Court decided that the state value-added tax (VAT) should not be included in the basis of federal VAT calculations. In 2018 and 2019, the Brazilian tax authorities published both an internal consultation and a normative ruling with a narrow interpretation of the effects of the case. Based upon the best information available to us at that time, we determined an estimated refund was probable of being realized. As of March 31, 2021, we had recognized a receivable of $11 million based upon the authority's narrow interpretation. On May 13, 2021, the Brazilian Federal Supreme Court ruled again on the case. This ruling provides a much broader definition of the state VAT, which increased the exclusion amount from the Federal VAT calculations. Therefore, we recognized an additional receivable of $70 million during the three months ended June 30, 2021, which brought the total receivable to $81 million as of June 30, 2021. The $70 million of income recognized during the second quarter of 2021 included income of $42 million and income of $28 million of net interest expense and is recorded in Discontinued Operations, net of taxes, in the accompanying consolidated statement of operations. A portion of this receivable has been consumed by offsetting various taxes payable leaving a remaining receivable of $48 million. This remaining receivable was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction.

NOTE 15 VARIABLE INTEREST ENTITIES

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31, 2023, this deferred tax liability was $485 million, which will be settled with the maturity of the notes in 2027.

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

As of both December 31, 2023 and 2022, the fair value of the notes receivable was $2.3 billion. As of both December 31, 2023 and 2022, the fair value of this debt was $2.1 billion. The notes receivable and debt are classified as Level 2 within the fair value hierarchy.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2023	2022	2021
Revenue (a)	$146	$65	$24
Expense (b)	136	58	24
Cash receipts (c)	122	28	5
Cash payments (d)	123	40	16

(a)The revenue is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2023, 2022 and 2021, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.
(b) The expense is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2023, 2022 and 2021 respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c) The cash receipts are interest received on the Financial assets of special purpose entities.
(d) The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

In connection with the 2006 sale of approximately 5.6 million acres of forestlands, International Paper received installment notes (the "Timber Notes") totaling approximately $4.8 billion. The Timber Notes were used as collateral for borrowings from third party lenders, which effectively monetized the Timber Notes through the creation of newly formed special purposes entities (the "Entities"). The monetization structure preserved the tax deferral that resulted from the 2006 forestlands sales. During 2015, International Paper initiated a series of actions to extend the 2006 monetization structure and maintain the long-term nature of the deferred tax liability. The Entities, with assets and liabilities primarily consisting of the Timber Notes and third-party bank loans (the "Extension Loans"), were restructured which resulted in the formation of wholly-owned, bankruptcy-remote special purpose entities (the "2015 Financing Entities").

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

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving the 2015 Financing Entities. Under this agreement, the Company was required to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of December 31, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.

Activity between the Company and the 2015 Financing Entities for the year ended 2021 was as follows:

In millions	2021
Revenue (a)	$61
Expense (a)	34
Cash receipts (b)	95
Cash payments (c)	38

(a)The revenue and expense are included in Interest expense, net in the accompanying consolidated statement of operations.
(b)The cash receipts are interest received on the Financial assets of variable interest entities.
(c)The cash payments represent interest paid on Current nonrecourse financial liabilities of variable interest entities.

NOTE 16 DEBT AND LINES OF CREDIT

Amounts related to early debt extinguishment during the years ended December 31, 2023, 2022 and 2021 were as follows:

In millions	2023	2022	2021
Early debt reductions (a)	$—	$503	$2,472
Pre-tax early debt extinguishment costs (b)	—	93	461
(a)Reductions related to notes with interest rates ranging from 3.00% to 8.70% with original maturities from 2021 to 2048 for the years ended December 31, 2022 and 2021.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company had no early debt reductions in 2023. The Company had debt reductions of $780 million in 2023, related primarily to capital leases, commercial paper, debt maturities and international debt.

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

During the fourth quarter of 2023, the Company repaid an approximately $87 million note with an interest rate of 6.875% that matured on November 1, 2023. Additionally, the Company issued approximately $11 million of debt with a variable interest rate and a maturity date of December 1, 2027.

The Company had debt issuances in 2022 of $354 million of term loan agreements, $410 million of commercial paper and $248 million of environmental development bonds.

The Company had debt issuances in 2021 of $1.5 billion related primarily to Sylvamo debt issuances as discussed further in Note 8 - Divestitures.

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of this program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2023 and $410 million borrowings outstanding as of December 31, 2022 under this program.

At December 31, 2023, the Company's credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper's credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivable securitization program that expires in June 2025. As of December 31, 2023 and December 31, 2022, the Company had no borrowings outstanding under the program.
A summary of long-term debt follows:

In millions at December 31	2023	2022
6.875% notes – due 2023	$—	$87
7.350% notes – due 2025	39	39
7.750% notes – due 2025	22	22
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
7.150% notes – due 2027	7	7
6.875% notes – due 2029	10	10
5.000% notes – due 2035	407	407
6.650% notes – due 2037	3	3
8.700% notes – due 2038	86	86
7.300% notes – due 2039	453	453
6.000% notes – due 2041	585	585
4.800% notes – due 2044	686	686
5.150% notes – due 2046	449	449
4.400% notes – due 2047	647	647
4.350% notes – due 2048	740	740
Floating rate notes – due 2023 – 2027 (a)	308	732
Environmental and industrial development bonds – due 2023 – 2028 (b)	419	489
Floating rate term loan - due 2028	600	—
Total principal	5,524	5,505
Capitalized leases	55	59
Premiums, discounts, and debt issuance costs	(41)	(42)
Terminated interest rate swaps	54	55
Other	1	2
Total (c)	5,593	5,579
Less: current maturities	138	763
Long-term debt	$5,455	$4,816
(a)The weighted average interest rate on these notes was 5.4% in 2023 and 4.6% in 2022.
(b)The weighted average interest rate on these bonds was 2.4% in 2023 and 2.4% in 2022.
(c)The fair market value was approximately $5.5 billion at December 31, 2023 and $5.2 billion at December 31, 2022. Debt fair value measurements use Level 2 inputs.

At December 31, 2023, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structures disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows over the next five years: 2024 – $138 million; 2025 – $189 million; 2026 – $143 million; 2027 – $333 million; and 2028 – $670 million.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2023, we were in compliance with our debt covenants.

NOTE 17 CAPITAL STOCK

The authorized capital stock at both December 31, 2023 and 2022, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a roll forward of shares of common stock for the three years ended December 31, 2023, 2022 and 2021:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2021	448,916	55,817
Issuance of stock for various plans, net	—	(1,855)
Repurchase of stock	—	16,400
Balance at December 31, 2021	448,916	70,362
Issuance of stock for various plans, net	—	(1,569)
Repurchase of stock	—	29,839
Balance at December 31, 2022	448,916	98,632
Issuance of stock for various plans, net	—	(1,647)
Repurchase of stock	—	5,894
Balance at December 31, 2023	448,916	102,879

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

The Company also has two unfunded nonqualified defined benefit pension plans: the Pension Restoration Plan that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and the Unfunded Supplemental Retirement Plan for Senior Managers ("SERP"), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $22 million, $29 million and $21 million in 2023, 2022 and 2021, respectively, and which are expected to be $20 million in 2024.

Effective January 1, 2019, the Company froze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP. This change does not affect benefits accrued through December 31, 2018. For service after December 31, 2018, employees affected by the freeze receive a Company contribution to their individual Retirement Savings Account as described later in this Note 18.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2023 and 2022 and the plans’ funded status.

	2023		2022
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$8,816	$54	$11,833	$65
Service cost	48	4	85	3
Interest cost	459	3	338	2
Actuarial loss (gain)	225	(3)	(2,863)	(11)
Plan amendments	26	—	16	—
Benefits paid	(593)	(3)	(593)	(2)
Special termination benefits	1	—	—	—
Effect of foreign currency exchange rate movements	—	3	—	(3)
Benefit obligation, December 31	$8,982	$58	$8,816	$54
Change in plan assets:
Fair value of plan assets, January 1	$8,845	$18	$12,075	$19
Actual return on plan assets	562	1	(2,666)	—
Company contributions	22	3	29	2
Benefits paid	(593)	(3)	(593)	(2)
Effect of foreign currency exchange rate movements	—	1	—	(1)
Fair value of plan assets, December 31	$8,836	$20	$8,845	$18
Funded status, December 31	$(146)	$(38)	$29	$(36)
Amounts recognized in the consolidated balance sheet:
Overfunded pension plan assets	$118	$—	$297	$—
Underfunded pension benefit obligation - current	(20)	(2)	(22)	(2)
Underfunded pension benefit obligation - non-current	(244)	(36)	(246)	(34)
	$(146)	$(38)	$29	$(36)

Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Prior service cost (credit)	$91	$—	$89	$—
Net actuarial loss (gain)	1,663	(10)	1,563	(7)
	$1,754	$(10)	$1,652	$(7)

The non-current asset for the qualified plan is included in the accompanying consolidated balance sheet under Overfunded Pension Plan Assets. The non-current portion of the liability is included with the pension liability under Underfunded Pension Benefit Obligation.

The largest contributor to the actuarial loss affecting the benefit obligation was the decrease in the discount rate from 5.40% at December 31, 2022 to 5.10% at December 31, 2023.

The components of the $102 million and $(3) million related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in OCI during 2023 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$192	$(3)
Amortization of actuarial loss	(93)	1
Current year prior service cost	26	—
Amortization of prior service cost	(23)	—
Effect of foreign currency exchange rate movements	—	(1)
	$102	$(3)

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $197 million, $474 million and $(1.0) billion in 2023, 2022 and 2021, respectively. The portion of the change in funded status for the non-U.S. plans was $2 million, $(6) million, and $(73) million in 2023, 2022 and 2021, respectively.

The accumulated benefit obligation at December 31, 2023 and 2022 was $9.0 billion and $8.8 billion, respectively, for our U.S. defined benefit plans and $49 million and $46 million, respectively, at December 31, 2023 and 2022 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2023 and 2022:

	2023		2022
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$264	$57	$268	$54
Accumulated benefit obligation	264	49	268	45
Fair value of plan assets	—	20	—	18

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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2023		2022		2021
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$48	$4	$85	$3	$100	$5
Interest cost	459	3	338	2	333	4
Expected return on plan assets	(530)	(1)	(649)	(1)	(705)	(7)
Actuarial loss (gain)	93	(1)	87	1	138	2
Amortization of prior service cost	23	—	23	—	22	—
Special termination benefits	1	—	—	—	—	—
Net periodic pension (income) expense	$94	$5	$(116)	$5	$(112)	$4
The components of net periodic pension expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations except for $(3) million related to Sylvamo participants in 2021 recorded in Discontinued Operations.

The increase in 2023 pension expense primarily reflects lower asset returns, higher interest cost due to a higher discount rate, higher actuarial loss, and lower service cost.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate
benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2023 is also the discount rate used to determine net pension expense for the 2024 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2023		2022		2021
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.10%	5.88%	5.40%	5.31%	2.90%	2.59%
Rate of compensation increase	3.00%	3.40%	3.00%	3.36%	3.00%	2.92%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	5.40%	5.31%	2.90%	2.59%	2.67%	2.32%
Expected long-term rate of return on plan assets (a)	6.50%	3.83%	6.00%	3.66%	6.40%	4.99%
Rate of compensation increase	3.00%	3.36%	3.00%	2.92%	2.25%	3.66%
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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high-quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2024, the Company will use an expected long-term rate of return on plan assets of 7.00% for the Retirement Plan of International Paper, a discount rate of 5.10% and an assumed rate of compensation increase of 3.00%. The Company estimates that it will record net pension income of approximately $7 million for its U.S. defined benefit plans in 2024, compared to expense of $94 million in 2023.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2024 of a 25 basis point decrease in the above assumptions:

In millions	2024
Expense (Income):
Discount rate	$12
Expected long-term rate of return on plan assets	21

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

International Paper’s U.S. pension allocations by type of fund at December 31, 2023 and 2022 and target allocations were as follows:

Asset Class	2023	2022	Target Allocations
Hedging assets	66%	64%	61% - 72%
Return seeking assets (a)	34%	36%	28% - 39%
Total	100%	100%
(a) Return seeking assets include Real Estate (9% for both 2023 and 2022) and Private Equity (7% and 8% for 2023 and 2022, respectively).

The fair values of International Paper’s pension plan assets at December 31, 2023 and 2022 by asset class are shown below. Hedge funds disclosed in the following table are allocated to hedging assets for target allocation purposes.

Fair Value Measurement at December 31, 2023
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,336	$835	$501	$—
Fixed income	4,691	—	4,684	7
Derivatives	71	—	—	71
Cash and cash equivalents	49	49	—	—
Other investments:
Hedge funds	1,293
Private equity	644
Real estate funds	752
Total Investments	$8,836	$884	$5,185	$78

Fair Value Measurement at December 31, 2022
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,353	$889	$464	$—
Fixed income	4,550	—	4,543	7
Derivatives	25	—	—	25
Cash and cash equivalents	82	82	—	—
Other investments:
Hedge funds	1,319
Private equity	688
Real estate funds	828
Total Investments	$8,845	$971	$5,007	$32

In accordance with accounting standards, certain investments that are measured at NAV and are not classified in the fair value hierarchy.

Other Investments at December 31, 2023
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	$1,293	$103	Quarterly to semi-annually	45 - 60 days
Private equity	644	81	(a)	None
Real estate funds	752	94	Quarterly	45 - 60 days
Total	$2,689	$278
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

The following tables summarize derivative holdings as of December 31, 2023 and 2022, respectively:

Derivatives at December 31, 2023
In millions	Gross Asset	Gross Liability	Total
Collateral	$7	$(7)	$—
Credit Default Swap	2	—	2
Interest Rate Swap	4	—	4
Bond/Equity Swap	65	—	65
Total	$78	$(7)	$71

Derivatives at December 31, 2022
In millions	Gross Asset	Gross Liability	Total
Collateral	$9	$—	$9
Credit Default Swap	1	—	1
Interest Rate Swap	16	—	16
Bond/Equity Swap	3	—	3
Options	6	(10)	(4)
Total	$35	$(10)	$25

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

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2023:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2021	$16	$(21)	$(5)
Actual return on plan assets:
Relating to assets still held at the reporting date	(9)	38	29
Relating to assets sold during the period	10	(189)	(179)
Purchases, sales and settlements	(10)	197	187
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2022	$7	$25	$32
Actual return on plan assets:
Relating to assets still held at the reporting date	—	57	57
Relating to assets sold during the period	—	48	48
Purchases, sales and settlements	—	(59)	(59)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2023	$7	$71	$78

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. No voluntary contributions were made in 2021, 2022 or 2023. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2023, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2024	$620
2025	632
2026	639
2027	639
2028	639
2029-2033	3,175

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

The Company also sponsors the International Paper Company Deferred Compensation Savings Plan, which is an unfunded nonqualified defined contribution plan. This plan permits eligible employees to continue to make deferrals and receive company matching contributions (and Retirement Savings Account contributions) when their contributions to the International Paper Salaried Savings Plan are stopped due to limitations under U.S. tax law. Participant deferrals and Company contributions are not invested in a separate trust, but are paid directly from International Paper’s general assets at the time benefits become due and payable. Company contributions to the plans totaled approximately $160 million, $159 million and $172 million for the plan years ended in 2023, 2022 and 2021, respectively.

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

In addition to the U.S. plan, certain Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2023, 2022 and 2021 were as follows:

In millions	2023		2022		2021
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	7	—	5	—	5	1
Actuarial loss	—	—	3	—	5	1
Amortization of prior service credits	—	—	—	—	—	(2)
Net postretirement expense	$7	$—	$8	$—	$10	$—

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements of employers’ accounting for postretirement benefits other than pensions. The discount rate assumption was determined based on a hypothetical settlement portfolio selected from a universe of high-quality corporate bonds.

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023		2022		2021
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	5.50%	5.70%	2.90%	5.20%	2.50%	6.91%
The weighted average assumptions used to determine the benefit obligation at December 31, 2023 and 2022 were as follows:

	2023		2022
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	5.20%	6.10%	5.50%	5.70%
Health care cost trend rate assumed for next year	7.00%	4.00%	7.25%	4.00%
Rate that the cost trend rate gradually declines to	5.00%	4.00%	5.00%	4.00%
Year that the rate reaches the rate it is assumed to remain	2032	2023	2032	2023

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2023 and 2022:

In millions	2023		2022
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$125	$4	$172	$5
Service cost	—	—	—	—
Interest cost	7	—	5	—
Participants’ contributions	2	—	3	—
Actuarial (gain) loss	8	—	(33)	—
Benefits paid	(24)	—	(23)	—
Less: Federal subsidy	—	—	1	—
Currency Impact	—	—	—	(1)
Benefit obligation, December 31	$118	$4	$125	$4
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	22	—	20	—
Participants’ contributions	2	—	3	—
Benefits paid	(24)	—	(23)	—
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(118)	$(4)	$(125)	$(4)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(13)	$—	$(15)	$—
Non-current liability	(105)	(4)	(110)	(4)
	$(118)	$(4)	$(125)	$(4)
Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Net actuarial loss (gain)	$2	$(1)	$(6)	$(1)
Prior service credit	—	—	—	—
	$2	$(1)	$(6)	$(1)

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $8 million and $0 million change in the amounts recognized in other comprehensive income ("OCI") during 2023 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$8	$—
Amortization of actuarial (loss) gain	—	—
	$8	$—

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $(2) million, $44 million and $27 million in 2023, 2022 and 2021, respectively. The portion of the change in funded status for the non-U.S. plans was $0 million, $0 million, and $1 million in 2023, 2022 and 2021, respectively.

At December 31, 2023, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2024	$14	$1	$—
2025	13	1	—
2026	12	1	—
2027	11	1	—
2028	11	1	—
2029– 2033	45	2	1
NOTE 20 INCENTIVE PLANS

International Paper currently operates under its Amended and Restated 2009 Incentive Compensation Plan ("ICP"). The ICP authorizes grants of restricted stock, restricted or deferred stock units ("RSUs"), performance awards payable in cash or stock upon the attainment of specified performance goals ("PSUs"), dividend equivalents, stock options, stock appreciation rights, other stock-based awards, and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the "MDCC"). The MDCC administers the ICP.

Additionally, restricted stock, which may be deferred into RSUs, may be awarded under a Restricted Stock and Deferred Compensation Plan for Non-Employee Directors.

LONG-TERM INCENTIVE PLAN

Effective January 1, 2023, the MDCC renamed the Performance Share Plan ("PSP") to the Long-Term Incentive Plan ("LTIP") and began incorporating RSUs into its annual grant process as a complement to PSUs to better align with market and aid in our recruitment and retention efforts. Under the LTIP, contingent awards of International Paper common stock are granted by the MDCC.

The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the ICP shall not exceed 15.4 million shares. Shares for which payment is in cash, including the shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded,or granted again under the ICP.

Performance Share Units

PSU awards are earned over a three-year period based on the achievement of pre-established performance goals of Return on Invested Capital ("ROIC") measured against our internal benchmark and our relative performance in Total Shareholder Return ("TSR") compared to the TSR peer group. The 2021-2023, 2022-2024 and 2023-2025 Awards are weighted 50% ROIC and 50% TSR for all participants. The ROIC component of the PSU awards is valued at the 20-trading day average closing price immediately prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSU awards is valued using the same methodology as the RSUs but then adjusted using a factor derived from a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term. PSUs are payable in cash or shares at the Company's discretion.

Restricted Stock Units

Time-based RSU awards granted under the LTIP are expected to vest in three equal installments commencing on February 1st following the first anniversary of the grant date over a 3-year service period, subject to forfeiture and transfer restrictions. RSUs are payable in cash or shares at the Company’s discretion.

Generally, the requisite service period is the vesting period. In the case of retirement (eligibility for which is based on the associate's age and years of service as provided in the relevant award agreement), awards vest pro-rata based on length of service during the award period, subject to continued employment and paid upon termination.

Dividend equivalents are generally accrued on PSUs and RSUs outstanding as of the record date. These dividend equivalents are paid only on PSUs and RSUs that ultimately vest.

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the LTIP plan:

Twelve Months Ended December 31, 2023
Expected volatility	35.97% - 37.11%
Risk-free interest rate	0.17% - 4.18%

The following summarizes LTIP activity for the three years ended December 31, 2023:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	5,620,025	$40.36
Granted	2,316,295	45.24
Shares issued	(994,052)	63.54
Forfeited	(1,016,126)	57.55
Outstanding at December 31, 2021	5,926,142	35.43
Granted	1,899,211	50.32
Shares issued	(1,130,236)	40.23
Forfeited	(1,382,637)	42.03
Outstanding at December 31, 2022	5,312,480	38.01
Granted - LTIP PSU	1,619,481	37.78
Granted - LTIP RSU	1,411,042	34.63
Shares issued - LTIP PSU	(972,563)	40.44
Shares issued - LTIP RSU	(15,161)	34.63
Forfeited	(1,234,328)	45.38
Outstanding at December 31, 2023	6,120,951	$35.31

RECOGNITION AWARD PROGRAM

The Recognition Award Program ("RA Program") is service-based and designed for recruitment, retention and special recognition purposes. It provides for awards of RSUs to key employees.

The following summarizes the activity of the RA Program for the three years ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	126,075	$44.83
Granted	85,098	50.90
Shares issued	(85,768)	45.59
Forfeited	(21,636)	45.52
Outstanding at December 31, 2021	103,769	49.03
Granted	132,200	43.38
Shares issued	(104,177)	44.53
Forfeited	(5,400)	47.78
Outstanding at December 31, 2022	126,392	46.88
Granted	123,454	35.51
Shares issued	(81,629)	45.40
Forfeited	(11,643)	39.77
Outstanding at December 31, 2023	156,574	$39.22

At December 31, 2023, 2022 and 2021 a total of 5.5 million, 7.3 million and 7.7 million shares, respectively, were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2023	2022	2021
Total stock-based compensation expense (included in selling and administrative expense)	$58	$124	$130
Income tax benefits related to stock-based compensation	12	13	13

At December 31, 2023, $58 million of compensation cost, net of estimated forfeitures, related to unvested restricted performance shares, executive continuity awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.4 years.
NOTE 21 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper’s business segments, Industrial Packaging and Global Cellulose Fibers are consistent with the internal structure used to manage these businesses. See the Description of Business Segments on pages 35 and 36 in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a description of the types of products and services from which each reportable segment derives its revenues. On October 1, 2021, the Company completed the previously announced spin-off of its Printing Papers business into a new, publicly-traded company, Sylvamo, listed on the New York Stock Exchange as SLVM. Additionally, on August 6, 2021, the Company completed the sale of its Kwidzyn, Poland mill which included the pulp and paper mill in Kwidzyn and supporting functions. As a result of the Sylvamo spin-off and the sale of Kwidzyn, the Company no longer has a Printing Papers segment, and all prior year amounts have been adjusted to reflect the Sylvamo and Kwidzyn businesses as a discontinued operation. Both segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the Forest Products industry.
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

INFORMATION BY BUSINESS SEGMENT

Net Sales

In millions	2023	2022	2021
Industrial Packaging	$15,596	$17,451	$16,326
Global Cellulose Fibers	2,890	3,227	2,732
Corporate and Intersegment Sales (a)	430	483	305
Net Sales	$18,916	$21,161	$19,363

Operating Profit (Loss)

In millions	2023	2022	2021
Industrial Packaging	$1,266	$1,742	$1,638
Global Cellulose Fibers	(17)	106	(3)
Business Segment Operating Profit	1,249	1,848	1,635

Earnings (loss) from continuing operations before income taxes and equity earnings	382	1,511	999
Interest expense, net	231	325	337
Adjustment for less than wholly owned subsidiaries (b)	(2)	(5)	(5)
Corporate expenses, net (a)	27	34	134
Corporate net special items	28	99	352
Business net special items	529	76	18
Non-operating pension (income) expense	54	(192)	(200)
	$1,249	$1,848	$1,635
Assets

In millions	2023	2022
Industrial Packaging	$16,060	$16,425
Global Cellulose Fibers	3,369	3,625
Corporate and other	3,832	3,890
Assets	$23,261	$23,940
Capital Spending

In millions	2023	2022	2021
Industrial Packaging	$928	$762	$382
Global Cellulose Fibers	177	143	83
Subtotal	1,105	905	465
Corporate and other	36	26	15
Capital Spending	$1,141	$931	$480
Depreciation, Amortization and Cost of Timber Harvested

In millions	2023	2022	2021
Industrial Packaging	$1,144	$783	$829
Global Cellulose Fibers	286	255	265
Corporate	2	2	3
Depreciation and Amortization	$1,432	$1,040	$1,097
External Sales By Major Product

In millions	2023	2022	2021
Industrial Packaging	$15,596	$17,441	$16,276
Global Cellulose Fibers	2,883	3,219	2,730
Other (c)	437	501	357
Net Sales	$18,916	$21,161	$19,363

INFORMATION BY GEOGRAPHIC AREA

Net Sales (d)

In millions	2023	2022	2021
United States (e)	$16,340	$18,482	$16,769
EMEA	1,494	1,693	1,611
Pacific Rim and Asia	261	123	207
Americas, other than U.S.	821	863	776
Net Sales	$18,916	$21,161	$19,363
Long-Lived Assets (f)

In millions	2023	2022
United States	$9,021	$9,333
EMEA	757	738
Americas, other than U.S.	390	378
Long-Lived Assets	$10,168	$10,449
(a)Includes sales of $44 million in 2021 and operating profit (losses) of $9 million in 2021, from previously divested businesses. There were no sales or operating profit (losses) from previously divested businesses in 2022 and 2023.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)Includes $44 million in 2021 from previously divested businesses.
(d)Net sales are attributed to countries based on the location of the seller.
(e)Export sales to unaffiliated customers were $2.7 billion in 2023, $3.2 billion in 2022 and $2.6 billion in 2021.
(f)Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Item 8. Financial Statements and Supplementary Data on pages 46 and 47 of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.

ITEM 9B. OTHER INFORMATION

On November 14, 2023, Ms. Kathryn D. Sullivan, a member of the Company’s Board of Directors, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan provides for the sale of up to 12,000 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan beginning in February 2024 and ending in November 2024.

With the exception of Ms. Sullivan, during the quarter ended December 31, 2023, no other director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement that will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee and our audit committee financial experts is hereby incorporated by reference to our definitive proxy statement that will be filed with the SEC within 120 days of the close of our fiscal year. Information with respect to our executive officers is set forth on pages 9 and 10 in Part I of this Form 10-K under the caption, “Information About Our Executive Officers.”
Executive officers of International Paper are elected to hold office until the next annual meeting of the Board of Directors following the annual meeting of shareholders and, until the election of successors, subject to removal by the Board.
The Company’s Code of Conduct (the "Code") is applicable to all employees of the Company, including the CEO and senior financial officers, as well as the Board of Directors. We disclose any amendments to our Code and any waivers from a provision of our Code granted to our directors, CEO and senior financial officers on our website within four business days following such amendment or waiver. To date, no waivers of the Code have been granted.

We make our Corporate Governance Principles, our Code and the Charters of our Audit and Finance Committee, MDCC, Governance Committee and PPE Committee available free of charge on our website (www.internationalpaper.com), and in print to any shareholder who requests them. In addition, requests for printed copies may be directed to the corporate secretary at our corporate headquarters. Please direct your request to:

International Paper Company
Attn: Mr. Joseph R. Saab, Corporate Secretary
6400 Poplar Avenue
Memphis, TN 38197

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
2023, 2022 and 2021

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

(3.1)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of the Company, as amended through May 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 9, 2023).

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

(4.10)	In accordance with Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the SEC upon request.

(4.11)	Description of Securities (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

(10.1)
Amended and Restated 2009 Incentive Compensation Plan ("ICP") (corrected version of a previously filed exhibit) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). +

(10.2)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.3)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled) providing for accelerated vesting. * +

(10.4)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled). * +

(10.5)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (cash settled).* +

(10.6)	Form of Performance Share Plan award certificate (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.6.1)	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (cash settled). * +

(10.6.2)	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (stock settled). * +

(10.6.3)	Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement (cash settled). * +

(10.6.4)	Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement (stock settled). * +

(10.7)	International Paper Company Pension Restoration Plan for Salaried Employees effective April 1, 1991 (corrected version of previously filed exhibit). * +

(10.8)
Amendment Number One to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9)
Amendment Number Two to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 2019). +

(10.10)
Amendment Number Three to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.11)
Amendment Number Four to the International Paper Company Pension Restoration Plan for Salaried Employees effective July 1, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.12)
Amendment Number Five to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2019 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.13)
Amendment Number Six to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). +

(10.13.1)	Amendment Number Seven to the International Paper Company Pension Restoration Plan for Salaried Employees effective September 1, 2021. *

(10.13.2)	Amendment Number Eight to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2023. *

(10.14)
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

(10.24)	Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock units. * +

(10.25)	Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock units. * +

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

(10.28)	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.31)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.32)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). +

(10.33)
Commitment    Agreement,    dated September 25, 2018, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018). +

(10.34)
Amendment No. 20 to the Second Amended and Restated Credit and Security Agreement, dated June 8, 2023, by and among International Paper Company, as servicer, Red Bird Receivables, LLC, as borrower, the lenders and co-agents from time to time party thereto, and Mizuho Bank, Ltd., as Administrative Agent.*

(10.35)
Third Amended and Restated Five-Year Credit Agreement, dated as of June 7, 2023, among International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent, Citibank, individually and as syndication agent, and certain lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2023.

(10.36)
Term Loan Agreement dated January 24, 2023, between International Paper Company and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 24, 2023).+

(10.37)
Share Purchase Agreement for the Divestiture of International Paper-Kwidzyn SP. Z.O.O. by and among International Paper (Poland) Holding SP. Z.O.O., Mayr-Melnhof Containerboard International, GMBH, Mayr-Melnhof Karton AG and International Paper Company dated August 4, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed October 28. 2021.

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

(10.39)	Transfer Notice from International Paper Switzerland GmbH to Pulp Holding Luxembourg S.A.R.L and ILIM Holding Luxembourg S.A.R.L dated December 15, 2022.

(19)	International Paper Company Insider Trading Policy.*

(21)	Subsidiaries and Joint Ventures.*

(23.1)	Consent of Independent Registered Public Accounting Firm. *

(23.2)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). *

(31.1)	Certification by Mark S. Sutton, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Timothy S. Nicholls, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(97)	International Paper Company Clawback Policy.*

(99)	Report of Independent Auditors for Ilim S.A and subsidiaries as of and for the years ended December 31, 2022 and 2021. *

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

(104)	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101. *

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
INTERNATIONAL PAPER COMPANY

By:	/S/ JOSEPH R. SAAB	February 16, 2024
Joseph R. Saab
Senior Vice President, General Counsel and Corporate Secretary
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy S. Nicholls, Joseph R. Saab and Amanda M. Jenkins as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ MARK S. SUTTON	Chairman of the Board & Chief Executive Officer and Director	February 16, 2024
Mark S. Sutton

/S/ CHRISTOPHER M. CONNOR	Director	February 16, 2024
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 16, 2024
Ahmet C. Dorduncu

/S/ ILENE S. GORDON	Director	February 16, 2024
Ilene S. Gordon

/S/ ANDERS GUSTAFSSON	Director	February 16, 2024
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 16, 2024
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 16, 2024
Clinton A. Lewis, Jr.

/s/ KATHRYN D. SULLIVAN	Director	February 16, 2024
Kathryn D. Sullivan

/s/ ANTON V. VINCENT	Director	February 16, 2024
Anton V. Vincent

/S/ RAY G. YOUNG	Director	February 16, 2024
Ray G. Young

/S/ TIMOTHY S. NICHOLLS	Senior Vice President and Chief Financial Officer	February 16, 2024
Timothy S. Nicholls

/S/ HOLLY G. GOUGHNOUR	Vice President – Finance and Corporate Controller	February 16, 2024
Holly G. Goughnour

APPENDIX I
2023 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

INDUSTRIAL PACKAGING	Modesto, California	Fridley, Minnesota
	Ontario, California	Minneapolis, Minnesota leased
Containerboard	Salinas, California	Shakopee, Minnesota
U.S.:	Sanger, California	White Bear Lake, Minnesota
Pine Hill, Alabama	Santa Fe Springs, California (2 locations)	Houston, Mississippi
Prattville, Alabama	Tracy, California	Jackson, Mississippi
Selma, Alabama (Riverdale Mill)	Golden, Colorado	Magnolia, Mississippi leased
Cantonment, Florida (Pensacola Mill)	Wheat Ridge, Colorado	Olive Branch, Mississippi
Rome, Georgia	Putnam, Connecticut	Fenton, Missouri
Savannah, Georgia	Orlando, Florida	Kansas City, Missouri (2 locations)
Cayuga, Indiana	Plant City, Florida	Maryland Heights, Missouri
Cedar Rapids, Iowa	Tampa, Florida leased	North Kansas City, Missouri leased
Henderson, Kentucky	Columbus, Georgia	St. Joseph, Missouri
Maysville, Kentucky	Forest Park, Georgia	St. Louis, Missouri
Bogalusa, Louisiana	Griffin, Georgia	Omaha, Nebraska
Campti, Louisiana	Lithonia, Georgia	McCarran, Nevada
Mansfield, Louisiana	Savannah, Georgia	Barrington, New Jersey
Vicksburg, Mississippi	Tucker, Georgia	Bellmawr, New Jersey
Valliant, Oklahoma	Aurora, Illinois (3 locations) 1 leased	Milltown, New Jersey leased
Springfield, Oregon	Bedford Park, Illinois (2 locations) 1 leased (2)	Spotswood, New Jersey
Orange, Texas (1)	Belleville, Illinois	Thorofare, New Jersey
	Carol Stream, Illinois	Binghamton, New York
International:	Des Plaines, Illinois	Buffalo, New York
Veracruz, Mexico	Lincoln, Illinois	Rochester, New York
Kenitra, Morocco	Montgomery, Illinois	Scotia, New York
Madrid, Spain	Northlake, Illinois	Utica, New York
	Rockford, Illinois	Charlotte, North Carolina (2 locations) 1 leased
Corrugated Packaging	Butler, Indiana	Lumberton, North Carolina
U.S.:	Crawfordsville, Indiana	Manson, North Carolina
Bay Minette, Alabama	Fort Wayne, Indiana	Newton, North Carolina
Decatur, Alabama	Indianapolis, Indiana (3 locations)	Statesville, North Carolina
Dothan, Alabama leased	Saint Anthony, Indiana	Byesville, Ohio
Huntsville, Alabama	Tipton, Indiana	Delaware, Ohio
Conway, Arkansas	Cedar Rapids, Iowa	Eaton, Ohio
Fort Smith, Arkansas (2 locations)	Waterloo, Iowa	Madison, Ohio
Russellville, Arkansas (2 locations)	Garden City, Kansas	Marion, Ohio
Tolleson, Arizona	Bowling Green, Kentucky	Marysville, Ohio leased
Yuma, Arizona	Lexington, Kentucky	Middletown, Ohio
Anaheim, California	Louisville, Kentucky	Mt. Vernon, Ohio
Buena Park, California leased	Walton, Kentucky	Newark, Ohio
Camarillo, California	Bogalusa, Louisiana	Streetsboro, Ohio
Carson, California	Lafayette, Louisiana	Wooster, Ohio
Cerritos, California leased	Shreveport, Louisiana	Oklahoma City, Oklahoma
Compton, California	Springhill, Louisiana	Beaverton, Oregon
Elk Grove, California	Auburn, Maine	Hillsboro, Oregon
Exeter, California	Three Rivers, Michigan	Portland, Oregon
Gilroy, California (2 locations)	Arden Hills, Minnesota	Salem, Oregon leased
Los Angeles, California	Austin, Minnesota	Atglen, Pennsylvania

A-1

Biglerville, Pennsylvania (2 locations)	Puebla, Mexico leased	Bags
Eighty-four, Pennsylvania	Reynosa, Mexico	U.S.:
Hazleton, Pennsylvania	San Jose Iturbide, Mexico	Buena Park, California
Kennett Square, Pennsylvania	Santa Catarina, Mexico	Beaverton, Oregon
Lancaster, Pennsylvania	Silao, Mexico	Grand Prairie, Texas
Mount Carmel, Pennsylvania	Toluca, Mexico
Georgetown, South Carolina	Zapopan, Mexico	GLOBAL CELLULOSE FIBERS
Laurens, South Carolina	Agadir, Morocco
Lexington, South Carolina	Casablanca, Morocco	Pulp
Ashland City, Tennessee leased	Tangier, Morocco	U.S.:
Cleveland, Tennessee	Ovar, Portugal	Cantonment, Florida (Pensacola Mill)
Elizabethton, Tennessee leased	Barcelona, Spain	Flint River, Georgia
Morristown, Tennessee	Bilbao, Spain	Port Wentworth, Georgia
Murfreesboro, Tennessee	Gandia, Spain	Columbus, Mississippi (2 locations)
Amarillo, Texas	Grinon, Spain	New Bern, North Carolina
Carrollton, Texas (2 locations)	Las Palmas, Spain	Riegelwood, North Carolina
Edinburg, Texas	Madrid, Spain	Georgetown, South Carolina
El Paso, Texas	Montblanc, Spain	Franklin, Virginia
Ft. Worth, Texas leased	Tavernes de la Valldigna, Spain
Grand Prairie, Texas	Tenerife, Spain	International:
Hidalgo, Texas	Valls, Spain	Grande Prairie, Alberta, Canada
McAllen, Texas		Gdansk, Poland
San Antonio, Texas (2 locations)	Recycling
Sealy, Texas	U.S.:	DISTRIBUTION
Waxahachie, Texas	Phoenix, Arizona
Lynchburg, Virginia	Fremont, California	International:
Petersburg, Virginia	Norwalk, California	Guangzhou, China leased
Richmond, Virginia	West Sacramento, California	Hong Kong, China leased
Moses Lake, Washington	Itasca, Illinois	Shanghai, China leased
Olympia, Washington	Des Moines, Iowa	Japan leased
Yakima, Washington	Wichita, Kansas	Korea leased
Fond du Lac, Wisconsin	Roseville, Minnesota	Singapore leased
Manitowoc, Wisconsin	Omaha, Nebraska
Charlotte, North Carolina
International:	Beaverton, Oregon
Rancagua, Chile	Springfield, Oregon leased	1) Closed December 2023
Cabourg, France	Carrollton, Texas	2) Closed one location January 2023
Chalon, France	Salt Lake City, Utah
Espaly, France	Richmond, Virginia
Mortagne, France	Kent, Washington
Saint Amand, France
Bellusco, Italy	International:
Catania, Italy	Monterrey, Mexico leased
Pomezia, Italy	Xalapa, Veracruz, Mexico leased
San Felice, Italy
Apodaco, Mexico leased
Ixtaczoquitlan, Mexico
Juarez, Mexico leased (2 locations)
Los Mochis, Mexico

A-2

APPENDIX II
2023 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	Total
Industrial Packaging
Containerboard (a)	13,829	560	27	14,416
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons) (b)	2,749	—	373	3,122

(a) In addition to Containerboard, this also includes saturated kraft, kraft bag, and gypsum. U.S capacity includes Orange, Texas mill, which was permanently closed in December 2023.
(b) U.S. capacity includes pulp machines at Riegelwood, North Carolina and Pensacola, Florida mills, which were permanently shutdown in December 2023 and August 2023, respectively.

A-3