Form 10-Q
period 2024-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2024-04-26
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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

Registrant’s telephone number, including area code: (901) 419-9000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of April 19, 2024 was 347,332,324.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net Sales	$4,619	$5,020
Costs and Expenses
Cost of products sold	3,424	3,642
Selling and administrative expenses	358	381
Depreciation, amortization and cost of timber harvested	278	241
Distribution expenses	391	422
Taxes other than payroll and income taxes	41	36
Restructuring and other charges, net	3	—
Net (gains) losses on sales of fixed assets	5	—
Interest expense, net	46	62
Non-operating pension expense (income)	(12)	15
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	85	221
Income tax provision (benefit)	27	48
Equity earnings (loss), net of taxes	(2)	(1)
Earnings (Loss) From Continuing Operations	56	172
Discontinued operations, net of taxes	—	—
Net Earnings (Loss)	$56	$172
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.16	$0.49
Discontinued operations, net of taxes	—	—
Net earnings (loss)	$0.16	$0.49
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.16	$0.49
Discontinued operations, net of taxes	—	—
Net earnings (loss)	$0.16	$0.49
Average Shares of Common Stock Outstanding – assuming dilution	348.5	353.3
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net Earnings (Loss)	$56	$172
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	17	23
Change in cumulative foreign currency translation adjustment	(10)	(9)
Total Other Comprehensive Income (Loss), Net of Tax	7	14
Comprehensive Income (Loss)	$63	$186
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,070	$1,113
Accounts and notes receivable, net	3,048	3,059
Contract assets	430	433
Inventories	1,771	1,889
Other current assets	140	114
Total Current Assets	6,459	6,608
Plants, Properties and Equipment, net	10,027	10,150
Investments	160	163
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,317	2,312
Goodwill	3,041	3,041
Overfunded Pension Plan Assets	145	118
Right of Use Assets	445	448
Deferred Charges and Other Assets	434	421
Total Assets	$23,028	$23,261
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$138	$138
Accounts payable	2,322	2,442
Accrued payroll and benefits	378	397
Other current liabilities	1,016	982
Total Current Liabilities	3,854	3,959
Long-Term Debt	5,453	5,455
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,115	2,113
Deferred Income Taxes	1,541	1,552
Underfunded Pension Benefit Obligation	279	280
Postretirement and Postemployment Benefit Obligation	137	140
Long-Term Lease Obligations	307	312
Other Liabilities	1,085	1,095
Equity
Common stock, $1 par value, 2024 – 448.9 shares and 2023 – 448.9 shares	449	449
Paid-in capital	4,663	4,730
Retained earnings	9,386	9,491
Accumulated other comprehensive loss	(1,558)	(1,565)
	12,940	13,105
Less: Common stock held in treasury, at cost, 2024 – 101.6 shares and 2023 – 102.9 shares	4,683	4,750
Total Equity	8,257	8,355
Total Liabilities and Equity	$23,028	$23,261
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net earnings (loss)	$56	$172
Depreciation, amortization and cost of timber harvested	278	241
Deferred income tax provision (benefit), net	(11)	(2)
Restructuring and other charges, net	3	—
Net (gains) losses on sales and impairments of equity method investments	—	43
Net (gains) losses on sales of fixed assets	5	—
Equity (earnings) losses, net of taxes	2	(42)
Periodic pension (income) expense, net	(2)	26
Other, net	32	39
Changes in current assets and liabilities
Accounts and notes receivable	7	103
Contract assets	2	(52)
Inventories	76	52
Accounts payable and accrued liabilities	(44)	(203)
Interest payable	17	(5)
Other	(26)	(27)
Cash Provided By (Used For) Operations	395	345
Investment Activities
Invested in capital projects	(251)	(341)
Proceeds from sale of fixed assets	1	2
Other	3	—
Cash Provided By (Used For) Investment Activities	(247)	(339)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(22)	(177)
Issuance of debt	—	670
Reduction of debt	(3)	(413)
Change in book overdrafts	(5)	(26)
Dividends paid	(161)	(162)
Cash Provided By (Used For) Financing Activities	(191)	(108)
Effect of Exchange Rate Changes on Cash and Temporary Investments	—	6
Change in Cash and Temporary Investments	(43)	(96)
Cash and Temporary Investments
Beginning of period	1,113	804
End of period	$1,070	$708

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s," "IP's" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. You should read these unaudited condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), which have previously been filed with the U.S. Securities and Exchange Commission ("SEC").

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company has applied and will continue to apply this guidance to account for contract modifications due to changes in reference rates as those modifications occur. We do not expect this guidance to have a material impact on our consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This guidance requires companies to disclose incremental segment information on an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023 and interim periods within those years beginning after December 15, 2024. Early adoption of these amendments is permitted and amendments are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance as of January 1, 2024 and will update disclosures within the Company's 2024 annual filing.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Disaggregated Revenue

	Three Months Ended March 31, 2024
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,239	$650	$107	$3,996
Europe, Middle East & Africa ("EMEA")	348	20	—	368
Pacific Rim and Asia	14	34	—	48
Americas, other than U.S.	207	—	—	207
Total	$3,808	$704	$107	$4,619

Operating Segments
North American Industrial Packaging	$3,486	$—	$—	$3,486
EMEA Industrial Packaging	348	—	—	348
Global Cellulose Fibers	—	704	—	704
Intrasegment Eliminations	(26)	—	—	(26)
Corporate & Intersegment Sales	—	—	107	107
Total	$3,808	$704	$107	$4,619
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,455	$730	$126	$4,311
EMEA	391	25	—	416
Pacific Rim and Asia	8	56	—	64
Americas, other than U.S.	229	—	—	229
Total	$4,083	$811	$126	$5,020

Operating Segments
North American Industrial Packaging	$3,724	$—	$—	$3,724
EMEA Industrial Packaging	391	—	—	391
Global Cellulose Fibers	—	811	—	811
Intrasegment Eliminations	(32)	—	—	(32)
Corporate & Intersegment Sales	—	—	126	126
Total	$4,083	$811	$126	$5,020
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $28 million and $32 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $90 million and $92 million at March 31, 2024 and December 31, 2023, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2024 and 2023 is provided below:

	Three Months Ended March 31, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(67)	—	—	(89)	22
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($0.4625 per share)	—	—	(161)	—	—	(161)
Comprehensive income (loss)	—	—	56	7	—	63
Ending Balance, March 31	$449	$4,663	$9,386	$(1,558)	$4,683	$8,257

	Three Months Ended March 31, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(26)	—	—	(72)	46
Repurchase of stock	—	—	—	—	179	(179)
Common stock dividends ($0.4625 per share)	—	—	(161)	—	—	(161)
Comprehensive income (loss)	—	—	172	14	—	186
Ending Balance, March 31	$449	$4,699	$9,866	$(1,911)	$4,714	$8,389

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,276)	$(1,195)
Amounts reclassified from accumulated other comprehensive income	17	23
Balance at end of period	(1,259)	(1,172)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(281)	(722)
Other comprehensive income (loss) before reclassifications	(10)	(9)
Balance at end of period	(291)	(731)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)
Balance at end of period	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,558)	$(1,911)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2024 and 2023:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2024	2023
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(6)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(19)	(24)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(22)	(30)
Tax (expense) benefit	5	7
Net of tax	(17)	(23)

Total reclassifications for the period	$(17)	$(23)

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

	Three Months Ended March 31,
In millions, except per share amounts	2024	2023
Earnings (loss) from continuing operations	$56	$172
Weighted average common shares outstanding	346.7	349.3
Effect of dilutive securities
Restricted performance share plan	1.8	4.0
Weighted average common shares outstanding – assuming dilution	348.5	353.3
Basic earnings (loss) per share from continuing operations	$0.16	$0.49
Diluted earnings (loss) per share from continuing operations	$0.16	$0.49

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2024: During the three months ended March 31, 2024, the Company recorded restructuring and other charges of $3 million for costs associated with the permanent closure of our containerboard mill in Orange, Texas and the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills.

2023: There were no restructuring and other charges recorded during the three months ended March 31, 2023.

NOTE 8 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $724 million and $950 million at March 31, 2024 and December 31, 2023, respectively.

Accounts and Notes Receivable

In millions	March 31, 2024	December 31, 2023
Accounts and notes receivable, net:
Trade (less allowances of $31 in 2024 and $34 in 2023)	$2,783	$2,841
Other	265	218
Total	$3,048	$3,059

Inventories

In millions	March 31, 2024	December 31, 2023
Raw materials	$213	$229
Finished pulp, paper and packaging	891	975
Operating supplies	616	622
Other	51	63
Total	$1,771	$1,889

Plants, Properties and Equipment

Accumulated depreciation was $19.7 billion and $19.6 billion at March 31, 2024 and December 31, 2023, respectively. Depreciation expense was $268 million and $232 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense for the three months ended March 31, 2024 includes $5 million of accelerated depreciation related to mill strategic actions.

Non-cash additions to plants, properties and equipment included within accounts payable were $61 million and $141 million at March 31, 2024 and December 31, 2023, respectively.

Accounts Payable

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $116 million and $122 million of supplier finance program liabilities as of March 31, 2024 and December 31, 2023, respectively.

Interest

Interest payments made during the three months ended March 31, 2024 and 2023 were $94 million and $114 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Interest expense	$109	$103
Interest income	63	41
Capitalized interest costs	2	5

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $103 million related to asset retirement obligations at both March 31, 2024 and December 31, 2023.

NOTE 9 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 29 years. Total lease costs were $79 million and $75 million for the three months ended March 31, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets	$445	$448
Finance lease assets	Plants, properties and equipment, net (a)	44	47
Total leased assets		$489	$495
Liabilities
Current
Operating	Other current liabilities	$149	$153
Finance	Notes payable and current maturities of long-term debt	11	11
Noncurrent
Operating	Long-term lease obligations	307	312
Finance	Long-term debt	42	44
Total lease liabilities		$509	$520

(a)Finance leases are recorded net of accumulated amortization of $68 million and $67 million as of March 31, 2024 and December 31, 2023, respectively.

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

All historical results of the Ilim investment are presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations.

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
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit)

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three months ended March 31, 2024:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2024
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
Total	3,041	—	3,041
Balance as of March 31,2024
Goodwill	3,413	52	3,465
Accumulated impairment losses	(372)	(52)	(424)
Total	$3,041	$—	$3,041

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	March 31, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$494	$342	$152	$494	$335	$159
Tradenames, patents and trademarks, and developed technology	170	156	14	170	154	16
Land and water rights	8	2	6	8	2	6
Other	21	19	2	21	19	2
Total	$693	$519	$174	$693	$510	$183

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2024	2023
Amortization expense related to intangible assets	$9	$9

NOTE 12 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $5 million and $169 million for the three months ended March 31, 2024 and 2023, respectively.

The Company currently estimates, that as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $7 million during the next 12 months.

The Organization for Economic Cooperation and Development has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries, including countries in which we operate, have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule became effective as of January 1, 2024 and did not have a material impact on the Company’s effective tax rate. The second component is expected to go into effect in 2025.

The Company plans to complete an internal legal entity restructuring in the second quarter, which we currently estimate will result in a tax benefit of approximately $350 million.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $119 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $278 million (adjusted for variation in currency exchange rates), which reflects a recent law change pursuant to which the Brazil tax authority on January 16, 2024 agreed to cancel a portion of the interest, penalties and fees. Accordingly, the assessments currently total approximately $397 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo as of October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historic tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at March 31, 2024. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $249 million and $251 million in the aggregate as of March 31, 2024 and December 31, 2023, respectively. Other than as described below, completion of required environmental remedial actions ("RAs") is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above. The total reserve for the Cass Lake superfund site was $45 million and $46 million as of March 31, 2024 and December 31, 2023, respectively.

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

The total reserve for the Kalamazoo River superfund site was $22 million and $27 million as of March 31, 2024 and December 31, 2023, respectively.

In addition, in December 2020, the Federal District Court approved a Consent Decree among the United States, NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees. Under the Consent Decree NCR agreed to make payments of more than $100 million and perform work in Operable Unit 5, Areas 2, 3, and 4 at an estimated cost of $136 million.

The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and except as noted above, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss or range of loss with respect to this site. We have recorded a liability for future remediation costs at the site that are probable and presently reasonably estimable, and it remains reasonably possible that additional losses in excess of this recorded liability could be material.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants in the suit. The suit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the Federal District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into that Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Judgment of the Court, finding that the suit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's suit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes the District Court’s Final Judgment on Remand regarding liability for future costs is in error and is appealing the Final Judgment on Remand on future costs liability to the Sixth Circuit.
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

With respect to the northern impoundment, the PRPs submitted the final component of the 90% to the EPA in November 2022. Upon submittal of the final component, an updated engineering estimate was developed, and the Company increased the reserved amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. On January 5, 2024, the PRPs received comments from the EPA on the November 2022 90% RD submittal. The PRPs responded to the EPA comments in late January 2024. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner that will not result in a release of contaminated materials to the environment during the excavation, removal and transport of the materials. Our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible; however, we are unable to estimate any loss or range of loss in excess of such liability. The total reserve for the southern and northern impoundment was $78 million and $83 million as of March 31, 2024 and December 31, 2023, respectively.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total reserve for Versailles Pond was $30 million as of both March 31, 2024 and December 31, 2023.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $110 million and $97 million as of March 31,

2024 and December 31, 2023, respectively, both net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We further appealed the Council of State decision to uphold the ICA’s findings, and in March 2024, the Council published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP Italy does not believe the ICA's redetermination decision is consistent with the Council of State's March 2024 decision or its March 2023 referral back to the ICA, and intends to further appeal the amount of its fine. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

NOTE 14 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2024, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.
Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2024	2023
Revenue (a)	$39	$33
Expense (b)	35	31
Cash receipts (c)	34	27
Cash payments (d)	34	27

(a)The revenue is included in Interest expense, net in the accompanying statement of operations and includes approximately $5 million for both the three months ended March 31, 2024 and 2023, of accretion income for the amortization of the basis difference adjustment on the Financial assets of special purpose entities.
(b)The expense is included in Interest expense, net in the accompanying statement of operations and includes approximately $2 million for both the three months ended March 31, 2024 and 2023, of accretion expense for the amortization of the basis difference adjustment on the Nonrecourse financial liabilities of special purpose entities.
(c)The cash receipts are interest received on the Financial assets of special purpose entities.
(d)The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving the variable interest entities that were restructured in 2015 ("the 2015 Financing Entities") in connection with an extension of installment notes and third-party loans. Under this agreement, the Company was required to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The Company has paid $252 million in U.S. federal income taxes and $58 million in interest expense as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023.

NOTE 15 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2024, the Company had no borrowings outstanding under the program.

At March 31, 2024, International Paper’s credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also included up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At March 31, 2024, the Company had no borrowings outstanding under the receivables securitization program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2024, we were in compliance with our debt covenants.

At March 31, 2024, the fair value of International Paper’s $5.6 billion of debt was approximately $5.3 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended March 31,
In millions	2024	2023
Service cost	$13	$12
Interest cost	111	116
Expected return on plan assets	(148)	(132)
Actuarial loss	19	24
Amortization of prior service cost	3	6
Net periodic pension expense (income)	$(2)	$26

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2024 or 2023. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million for the three months ended March 31, 2024.

NOTE 17 - STOCK-BASED COMPENSATION

The Company's 2009 Amended and Restated Incentive Compensation Plan ("ICP") is administered by the Management Development and Compensation Committee of the Board of Directors (the "Committee"). The ICP authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, stock options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. As of March 31, 2024, 3.8 million shares were available for grant under the ICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Total stock-based compensation expense (selling and administrative)	$9	$34
Income tax benefits related to stock-based compensation	13	11

At March 31, 2024, $108 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

Long-Term Incentive Plan

During the first three months of 2024, the Company granted 1.4 million performance units at an average grant date fair value of $37.83 and 1.4 million time-based units at an average grant date fair value of $36.15.

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

Net sales by business segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Industrial Packaging	$3,808	$4,083
Global Cellulose Fibers	704	811
Corporate and Intersegment Sales	107	126
Net Sales	$4,619	$5,020

Operating profit (loss) by business segment for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
In millions	2024	2023
Industrial Packaging	$216	$322
Global Cellulose Fibers	(47)	(16)
Business Segment Operating Profit (Loss)	$169	$306

Earnings (loss) from continuing operations before income taxes and equity earnings	$85	$221
Interest expense, net	46	62
Adjustment for less than wholly owned subsidiaries	(2)	—
Corporate expenses, net	24	8
Corporate net special items	20	—
Business net special items	8	—
Non-operating pension expense (income)	(12)	15
Business Segment Operating Profit (Loss)	$169	$306

NOTE 19 - SUBSEQUENT EVENT

On April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc, a public limited company incorporated in England and Wales (“DS Smith”), in an all-stock transaction (the “Business Combination”). Under the terms of the Business Combination, each DS Smith share will be valued at 415 pence per share based on the Company’s closing share price of $40.85 and GBP/USD exchange rate of 1.2645 on March 25, 2024, being the close of business on the last day prior to the announcement by DS Smith of a previously disclosed possible offer by the Company. This will result in IP issuing 0.1285 shares for each DS Smith share, resulting in pro forma ownership of 66.3% for IP shareholders and 33.7% for DS Smith shareholders, with an implied enterprise value of approximately $9.9 billion. Costs related to the transaction were $5 million for the three months ended March 31, 2024. In connection with the Business Combination, the Company also intends to seek a secondary listing of International Paper common stock on the London Stock Exchange. Following completion of the Business Combination, Memphis, Tennessee will be the headquarters of the combined company, with plans to establish a Europe, Middle East and Africa (EMEA) headquarters at DS Smith’s existing London headquarters. Upon the closing of the Business Combination, it is intended that the Company’s board of directors will form the board of directors of the combined company, and that up to two directors of DS Smith will be invited to join the board of directors of the combined company. Mr. Andrew K. Silvernail will be the Chief Executive Officer of the combined company. The transaction is expected to close during the fourth quarter of 2024, subject to the approval of IP shareholders and DS Smith shareholders, as well as customary closing conditions, including regulatory clearances in Europe and the U.S.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report. Please see our "Cautionary Statement Regarding Forward-Looking Statements" below.

EXECUTIVE SUMMARY

Net earnings (loss) were $56 million ($0.16 per diluted share) in the first quarter of 2024, compared with $(284) million ($(0.82) per diluted share) in the fourth quarter of 2023 and $172 million ($0.49 per diluted share) in the first quarter of 2023. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $61 million ($0.17 per diluted share) in the first quarter of 2024, compared with $142 million ($0.41 per diluted share) in the fourth quarter of 2023 and $185 million ($0.53 per diluted share) in the first quarter of 2023.

In the first quarter of 2024, our teams across International Paper executed well, with intense focus on accelerating our commercial and mill optimization strategies and taking care of our customers. We were encouraged to see positive market momentum as sales price indexes improved across our portfolio in the first quarter of 2024, and we continue to see signs of demand recovery. The first quarter of 2024 represents an earnings trough based on seasonally lower volumes, the majority of negative price flow through from 2023 index movements and higher recovered fiber costs. Our first quarter of 2024 results also included approximately $52 million of impacts associated with a January freeze, impacting both businesses, along with the initial financial impacts of the Ixtac, Mexico box plant fire in our North American Industrial Packaging business. Our teams across International Paper made significant progress executing our strategic initiatives. We realized margin and mix benefits from our Box Go-to-Market strategy in the first quarter of 2024. We also realized benefits in both businesses from the fixed cost reduction efforts in our mill system. Finally, in a move that we believe is a catalyst to create significant value for our shareholders, we announced on April 16, 2024, our intent to acquire DS Smith in an all-stock transaction valued at approximately $9.9 billion.

Comparing our performance in the first quarter of 2024 to the fourth quarter of 2023, price and mix in our North American Industrial Packaging business was higher due to significant benefits from our Box Go-to-Market strategy which was partially offset by the majority of prior sales price index declines from 2023. The February index publication of $40 per ton increase will primarily flow through our sales contracts in the second and third quarters of 2024. Price in our Global Cellulose Fibers business was higher due to prior index movement and mix improved from the GCF optimization strategy driving benefits from more fluff and specialty pulp and less commodity grades. Volume in our North American Industrial Packaging business was lower as the first quarter of 2024 is expected to represent our seasonally lowest shipment quarter of the year, along with some impact from the January freeze. Also, our Go-to-Market strategy is about making choices regarding value over volume in the near term. We believe this will allow us to improve our margins and mix over the longer term, with a focus on maximizing the profitability of our Industrial Packaging business. Volume in our Global Cellulose Fibers business was sequentially flat overall, as higher shipments for absorbent pulp was offset by lower sales of commodity grades, as we continued to focus on strategically aligning our business with the most attractive customers and end markets. Operations and costs were sequentially higher in our North American Industrial Packaging business due to the January freeze and the Ixtac, Mexico fire in March 2024. Additionally, operations and costs were higher due to cost inflation including items such as labor, materials, contracted maintenance services and employee benefit costs. There was also lower fixed cost absorption from seasonally lower volumes. The higher operating costs were partially offset by lower fixed costs following the fourth quarter shutdown of the Orange, Texas mill. Operations and costs in our Global Cellulose Fibers business were higher due to the January freeze. Additionally, costs were higher due to inflation on items such as labor, materials, contracted maintenance services and employee benefit costs, and some timing of spend. The higher operating costs were largely offset by lower fixed costs resulting from the two pulp machine closures at our mills in Riegelwood, North Carolina and Pensacola, Florida. Planned maintenance outages were higher in our Industrial Packaging business while lower in our Global Cellulose Fibers business. Input costs were higher in our Industrial Packaging business, primarily driven by higher recovered fiber costs. Input costs in our Global Cellulose Fibers business were higher, primarily driven by higher energy costs.

Looking ahead to the second quarter 2024, as compared to the first quarter 2024, in our Industrial Packaging business, we expect price and mix to improve earnings from prior index movement in North America, higher export prices to date, as well as continued progress with our Box Go-to-Market strategy. Volume is expected to be seasonally higher in North America, and also benefit from one more shipping day in the second quarter of 2024. Operations and costs are expected to be higher due to proactive maintenance spending beyond our full-scale mill annual maintenance outages. As we anticipate continuous demand recovery, this spending is focused on improving productivity and efficiencies across our mills and box plant network. We will continue to experience additional inflation and higher selling and administration costs by the additional commercial resources needed to support our Box Go-to-Market strategy.

Full-scale mill annual maintenance outage expense is expected to increase in the second quarter of 2024 including costs associated with the Riverdale mill outage, a portion of which will be recovered during 2024 through our existing paper supply arrangement with Sylvamo. Input costs are expected to be stable based on higher costs for recovered fiber offset by lower energy costs. In our Global Cellulose Fibers business, we expect price and mix to increase earnings based on prior index movements. Volume is expected to remain flat as we reduce our exposure to commodity grades and grow with absorbent pulp. Operations and costs are expected to be lower due to lower fixed costs resulting from the pulp machine closures in our Riegelwood and Pensacola mills, the non-repeat of the January freeze, and timing of spending. Maintenance outage expense is expected to be lower coming off the first quarter of 2024 which included an outage at the Georgetown mill, a portion of the costs of which are expected to be recovered throughout the remainder of the year as part of the existing paper supply arrangement with Sylvamo. Input costs are expected to be stable relative to the first quarter of 2024.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, on April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc ("DS Smith"), a public limited company incorporated in England and Wales, in an all-stock transaction (the “Business Combination”). For more information on the announcement, please see Note 19 - Subsequent Event and our public filings with the SEC. The Company expects to effect the Business Combination by way of scheme of arrangement under the laws of England and Wales, such that the issuance of Company shares is not expected to require registration under the U.S. Securities Act of 1933, as amended. In connection with the proposed share issuance, the Company expects to file a proxy statement on Schedule 14A with the SEC.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures defined as net earnings (loss) (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and items considered by management to be unusual (net special items) from net earnings (loss) reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses this measure to focus on on-going operations and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using this information, along with the most direct comparable GAAP measure, provides for a more complete analysis of the results of operations.

The following are reconciliations of Net earnings (loss) to Adjusted operating earnings (loss) on a total and per share basis. Additional detail is provided later in this Form 10-Q regarding the net special items expense (income) referenced in the charts below.

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2024	2023	2023
Net earnings (loss)	$56	$172	$(284)
Less - Discontinued operations (gain) loss	—	—	—
Earnings (loss) from continuing operations	56	172	(284)
Add back - Non-operating pension expense (income)	(12)	15	14
Add back - Net special items expense (income) (a)	18	3	546
Income taxes - Non-operating pension and special items	(1)	(5)	(134)
Adjusted operating earnings (loss)	$61	$185	$142
(a)    See page 29 for details of Net special items expense (income).

	Three Months Ended March 31,		Three Months Ended December 31,
	2024	2023	2023
Diluted earnings (loss) per share	$0.16	$0.49	$(0.82)
Less - Discontinued operations (gain) loss per share	—	—	—
Diluted earnings (loss) per share from continuing operations	0.16	0.49	(0.82)
Add back - Non-operating pension expense (income) per share	(0.04)	0.04	0.04
Add back - Net special items expense (income) per share	0.05	0.01	1.58
Income taxes per share - Non-operating pension and special items	—	(0.01)	(0.39)
Adjusted operating earnings (loss) per share	$0.17	$0.53	$0.41

Cash provided by operations, including discontinued operations, totaled $395 million and $345 million for the first three months of 2024 and 2023, respectively. The Company generated free cash flow of $144 million and $4 million in the first three months of 2024 and 2023, respectively. Free cash flow is a non-GAAP measure, which equals cash provided by operations subject to the adjustments set forth in the reconciliation table below, and the most directly comparable GAAP measure is cash provided by operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2024	2023
Cash provided by operations	$395	$345
Adjustments:
Cash invested in capital projects	(251)	(341)
Free Cash Flow	$144	$4

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

RESULTS OF OPERATIONS
For the first quarter of 2024, International Paper reported net sales of $4.6 billion, compared with $4.6 billion in the fourth quarter of 2023 and $5.0 billion in the first quarter of 2023.
Net earnings (loss) totaled $56 million, or $0.16 per diluted share, in the first quarter of 2024. This compared with $(284) million, or $(0.82) per diluted share, in the fourth quarter of 2023 and $172 million, or $0.49 per diluted share, in the first quarter of 2023.

# Earnings from Continuing Operations (after tax, in millions)

$200
$100
$0
-$100
-$200
-$300
-$400
($284)
$47
($29)
($43)
($23)
($11)
($22)
($1)
($3)
$4
$401
$20
$56
Q4 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2024

Compared with the fourth quarter of 2023, earnings from continuing operations benefited from higher average sales prices and a favorable mix ($47 million), lower tax expense ($4 million) and lower non-operating pension expense ($20 million). These benefits were offset by lower sales volumes ($29 million), higher operating costs ($43 million), higher raw material and freight costs ($23 million), higher mill maintenance outage costs ($11 million), higher corporate and other costs ($22 million) and higher net interest expense ($3 million). Equity earnings, net of taxes, were $1 million lower in the first quarter of 2024 than in the fourth quarter of 2023. Net special items in the first quarter of 2024 were a charge of $14 million compared with a charge of $415 million in the fourth quarter of 2023.

Earnings from Continuing Operations
(after tax, in millions)
$250
$200
$150
$100
$50
$0
($50)
($100)
($150)
($200)
$172
($240)
($4)
$15
$48
$74
($11)
($1)
$2
($7)
($12)
$20
$56
Q1 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q1 2024

Compared with the first quarter of 2023, the first quarter of 2024 benefited from lower operating costs ($15 million), lower raw material and freight costs ($48 million), lower mill maintenance outage costs ($74 million), lower net interest expense ($2 million) and lower non-operating pension expense ($20 million). These benefits were offset by lower average sales prices and an unfavorable mix ($240 million), lower sales volumes ($4 million), higher corporate and other costs ($11 million) and higher tax expense ($7 million). Equity earnings, net of taxes, were $1 million lower in the first quarter of 2024 compared with the first quarter of 2023. Net special items in the first quarter of 2024 were a charge of $14 million compared with a charge of $2 million in the first quarter of 2023.

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers. On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable industry segment.

Total business segment operating profit (loss) is a non-GAAP measure and the most directly comparable GAAP measure is net earnings from continuing operations. Total business segment operating profit (losses) are defined as earnings (loss) from continuing operations before income taxes and equity earnings, but including the impact of less than wholly owned subsidiaries, and excluding interest expense, net, corporate expenses, net, corporate net special items, business net special items and non-operating pension expense. In addition, business segment operating profit (loss), at a segment level, is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting". Business segment operating profits (losses) are used by International Paper's management to measure the earnings performance of its businesses. Management uses this measure to focus on on-going operations, and believes that it is useful to investors because it enables them to perform meaningful comparisons of past and present operating results. International Paper believes that using this information, along with net earnings, provides a more complete analysis of the results of operations by quarter.

The following table presents a reconciliation of Net earnings (loss) from continuing operations to its total business segment operating profit (loss):

	Three Months Ended
	March 31,		December 31,
In millions	2024	2023	2023
Net Earnings (Loss) from Continuing Operations	$56	$172	$(284)
Add back (deduct):
Income tax provision (benefit)	27	48	(61)
Equity (earnings) loss, net of taxes	2	1	19
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	85	221	(326)
Interest expense, net	46	62	52
Less than wholly owned subsidiaries included in operations	(2)	—	(2)
Corporate expenses, net	24	8	(9)
Corporate net special items	20	—	(1)
Business net special items	8	—	529
Non-operating pension expense (income)	(12)	15	14
Adjusted Operating Profit	$169	$306	$257
Business Segment Operating Profit (Loss):
Industrial Packaging	$216	$322	$315
Global Cellulose Fibers	(47)	(16)	(58)
Total Business Segment Operating Profit (Loss)	$169	$306	$257

Total Business Segment Operating Profit (Loss)

Total business segment operating profits (losses) were $169 million in the first quarter of 2024, compared with $257 million in the fourth quarter of 2023 and $306 million in the first quarter of 2023.

# Business Segment Operating Profit (in millions)

$350
$300
$250
$200
$150
$100
$50
$0
$257
$71
$(44)
$(65)
$(34)
$(16)
$169
Q4 2023
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2024

Compared with the fourth quarter of 2023, business segment operating profits benefited from higher average sales prices and a favorable mix ($71 million). These benefits were offset by lower sales volumes ($44 million), higher operating costs ($65 million), higher raw material and freight costs ($34 million) and higher mill outage costs ($16 million).

Business Segment Operating Profit (in millions)
$400
$350
$300
$250
$200
$150
$100
$50
$0
($50)
($100)
$306
$(307)
$(5)
$19
$61
$95
$169
Q1 2023
Price & Mix
Volume
Cost/Operations
Raw Materials & Freight
Mill Outages
Q1 2024

Compared with the first quarter of 2023, operating profits in the current quarter benefited from lower operating costs ($19 million), lower raw material and freight costs ($61 million) and lower mill outage costs ($95 million). These benefits were offset by lower average sales prices and an unfavorable mix ($307 million) and lower sales volumes ($5 million).

Sales Volumes by Product (a)
Sales volumes of major products for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
In thousands of short tons (except as noted)	2024	2023
Industrial Packaging
Corrugated Packaging (b)	2,232	2,381
Containerboard	739	544
Recycling	575	560
Saturated Kraft	47	34
Gypsum/Release Kraft	58	60
EMEA Packaging (b)	340	335
Industrial Packaging	3,991	3,914
Global Cellulose Fibers (in thousands of metric tons) (c)	729	688

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

Discontinued operations includes the equity earnings of the prior Ilim joint venture. Discontinued operations also includes special items charges of $43 million (before and after taxes) for the three months ended March 31, 2023.

Income Taxes

An income tax provision of $27 million was recorded for the first quarter of 2024 and the reported effective income tax rate was 32%. The reported effective income tax rate for the first quarter of 2024 was higher than the fourth quarter of 2023 primarily due to reduced tax benefits for equity-based compensation. Excluding a benefit of $4 million related to the tax effects of net special items and an expense of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 31% for the first quarter of 2024. The operational effective tax rate for the first quarter of 2024 was lower than the fourth quarter of 2023 primarily due to an increased deferred tax valuation allowance in the fourth quarter.

An income tax benefit of $61 million was recorded for the fourth quarter of 2023 and the reported effective income tax rate was 19%. Excluding a benefit of $131 million related to the tax effects of net special items and benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 34% for the fourth quarter of 2023.

An income tax provision of $48 million was recorded for the first quarter of 2023 and the reported effective income tax rate was 22%. Excluding a benefit of $1 million related to the tax effects of net special items and benefit of $4 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the first quarter of 2023.

The operational income tax provision and operational effective tax rate are non-GAAP financial measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). The most directly comparable GAAP measure is the reported income tax provision and effective income tax rate. Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision and rate:

	Three Months Ended
	March 31,		December 31,
In millions	2024	2023	2023
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings	$85	$221	$(326)
Pre-tax special items	18	3	528
Non-operating pension (income) expense	(12)	15	14
Adjusted Operating Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings	$91	$239	$216

Income tax provision (benefit)	$27	$48	$(61)
Income tax effect - non-operating pension (income) expense and pre-tax special items	1	5	134
Operational Tax Provision	$28	$53	$73
Operational Effective Tax Rate	31%	22%	34%
Interest Expense
Net interest expense was $46 million in the first quarter of 2024, compared with $52 million in the fourth quarter of 2023 and $62 million in the first quarter of 2023. The first quarter of 2024 includes $10 million of interest income on prior years tax overpayments related to the settlement of tax audits. The first quarter of 2023 includes $3 million of interest expense related to the settlement of the timber monetization restructuring tax matter.

Effects of Net Special Items Expense (Income) and Non-Operating Pension Expense
Details of net special items expense (income) and non-operating pension expense (income) for the three months ended are as follows:

	Three Months Ended
	March 31,					December 31,
	2024			2023		2023
In millions	Before Tax	After Tax		Before Tax	After Tax	Before Tax	After Tax
Business Segments
Accelerated depreciation	$5	$4	(a)	$—	$—	$422	$317	(a)
Severance and other costs	3	2	(b)	—	—	118	89	(b)
Building a Better IP	—	—		—	—	(11)	(8)	(c)
Business Segments Total	8	6		—	—	529	398
Corporate
Legal reserve adjustments	10	7		—	—	—	—
DS Smith combination costs	5	4		—	—	—	—
Net loss on miscellaneous land sales	5	4		—	—	—	—
Equity method investment impairment	—	—		—	—	18	14
Environmental remediation reserve adjustment	—	—		—	—	7	5
Building a Better IP	—	—		—	—	(8)	(6)
Corporate Total	20	15		—	—	17	13
Interest expense, net
Interest related to settlement of tax audits	(10)	(7)		—	—	—	—
Interest related to timber monetization settlement	—	—		3	2	—	—
Interest Total	(10)	(7)		3	2	—	—
Total net special items expense (income)	18	14		3	2	546	411
Non-operating pension expense (income)	(12)	(9)		15	11	14	11
Total net special items and non-operating pension expense (income)	$6	$5		$18	$13	$560	$422

(a)	Includes $1 million (before and after taxes) and $347 million ($261 million after taxes) for the three months ended March 31, 2024 and December 31, 2023, respectively, recorded in the Industrial Package business segment and $4 million ($3 million after taxes) and $75 million ($56 million after taxes) for the three months ended March 31, 2024 and December 31, 2023, respectively, recorded in the Global Cellulose Fibers business segment.
(b)	Includes $3 million ($2 million after taxes) and $81 million ($61 million after taxes) for the three months ended March 31, 2024 and December 31, 2023, respectively, recorded in the Industrial Packaging business segment and $37 million ($28 million after taxes) for the three months ended December 31, 2023 recorded in the Global Cellulose Fibers business segment.
(c)	Includes $8 million ($6 million after taxes) recorded in the Industrial Packaging business segment and $3 million ($2 million after taxes) recorded in the Global Cellulose Fibers business segment.
Net special items expense (income) include the following tax expenses (benefits):

	Three Months Ended
	March 31,		December 31,
In millions	2024	2023	2023
Tax related to legal entity restructuring	$—	$—	$4
Total	$—	$—	$4

BUSINESS SEGMENT OPERATING RESULTS

The following tables present net sales and business segment operating profit (loss) at a segment level, which is the Company's measure of segment profitability. As previously noted, business segment operating profit (loss), at a segment level, is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting". For additional information regarding business segment operating profit (loss) at a segment level as well as total business segment operating profit (loss), a non-GAAP financial measure, see above under “Results of Operations” of this Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.

Industrial Packaging

Total Industrial Packaging	2024	2023
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,808	$4,083	$3,842
Operating Profit (Loss)	$216	$322	$315
Industrial Packaging net sales for the first quarter of 2024 were 1% lower compared with the fourth quarter of 2023 and 7% lower compared with the first quarter of 2023. Operating profit was 31% lower in the first quarter of 2024 compared with the fourth quarter of 2023 and 33% lower compared with the first quarter of 2023.

North American Industrial Packaging	2024	2023
In millions	1st Quarter	1st Quarter	4th Quarter
Sales (a)	$3,486	$3,724	$3,528
Operating Profit (Loss)	$192	$302	$287

(a)Includes intra-segment sales of $26 million, $32 million and $26 million for the three months ended March 31, 2024 and 2023 and December 31, 2023, respectively.

North American Industrial Packaging average sales margins in the first quarter of 2024 were higher compared to the fourth quarter of 2023 driven by higher average sales prices for corrugated boxes reflecting the benefits of our Box Go-to-Market strategy. Average sales margins for containerboard were also higher, reflecting higher sales prices and a favorable geographic mix. Sales volumes were lower due to seasonality and our Box Go-to-Market strategy. Total maintenance and economic downtime was about 84,000 short tons lower in the first quarter of 2024 compared with the fourth quarter of 2023, due to lower economic downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the fourth quarter 2023. Operating costs were higher driven by inflation on goods and services and the impact of the January 2024 winter freeze and the Ixtac, Mexico fire. Planned maintenance downtime costs were higher in the first quarter of 2024 compared with the fourth quarter of 2023. Input costs were higher, primarily for recovered fiber.
Compared with the first quarter of 2023, sales volumes in the first quarter of 2024 were lower for corrugated boxes reflecting the impact of our Box Go-to-Market strategy. Sales volumes for export containerboard were higher. Total maintenance and economic downtime was about 366,000 short tons lower in the first quarter of 2024, due to lower economic and maintenance downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the fourth quarter of 2023. Average sales prices for boxes and containerboard were lower reflecting index movements, partially offset by the benefits of our commercial initiatives. Operating costs increased, driven by inflation on goods and services and increased maintenance spending in our box system. Operating costs were also impacted by the January 2024 winter freeze and Ixtac, Mexico fire. Planned maintenance downtime costs were lower in the first quarter of 2024 compared with the first quarter of 2023. Input costs were lower driven by lower energy, wood and other raw material costs partially offset by higher recovered fiber costs.
Entering the second quarter of 2024, sales volumes are expected to be seasonally higher compared to the first quarter of 2024. There is one additional shipping day in the second quarter of 2024. Average sales margins are expected to be higher. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be lower in the second quarter of 2024 compared with the first quarter of 2024. Input costs are expected to be higher driven by recovered fiber and energy.

EMEA Industrial Packaging	2024	2023
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$348	$391	$340
Operating Profit (Loss)	$24	$20	$28

EMEA Industrial Packaging sales volumes for corrugated boxes in the first quarter of 2024 were flat compared with the fourth quarter of 2023. Average sales margins for corrugated boxes were lower, reflecting lower sales prices partially offset by a favorable product mix. Average sales margins for containerboard were also lower. Operating costs were lower driven by strong cost management. Planned maintenance downtime costs were lower in first quarter of 2024 compared with the fourth quarter of 2023. Input costs were stable. Earnings were also impacted by the non-repeat of an energy subsidy and other favorable one-time items in the fourth quarter of 2023.

Compared with the first quarter of 2023, sales volumes in the first quarter of 2024 were flat. Higher average sales margins for corrugated boxes were more than offset by lower margins for containerboard. Operating costs were lower, driven by good cost management. There were no planned maintenance outages in either the first quarter of 2024 or the first quarter of 2023. Input costs were lower primarily for energy and chemicals.

Looking ahead to the second quarter of 2024, sales volumes for corrugated boxes are expected to be seasonally lower. Average sales margins are expected to be higher. Operating and input costs are expected to be higher. Planned maintenance downtime costs are expected to be higher in the second quarter of 2024.

Global Cellulose Fibers

Total Global Cellulose Fibers	2024	2023
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$704	$811	$656
Operating Profit (Loss)	$(47)	$(16)	$(58)

Global Cellulose Fibers net sales in the first quarter of 2024 were 7% higher compared with the fourth quarter of 2023 and 13% lower than in the first quarter of 2023. Operating loss was $11 million lower in the first quarter of 2024 compared with the fourth quarter of 2023 and was $31 million higher compared with the first quarter of 2023.
Sales volumes in the first quarter of 2024, compared with the fourth quarter of 2023, were higher, reflecting higher fluff volumes partially offset by lower commodity volumes. Total maintenance and economic downtime was about 126,000 short tons lower in the first quarter of 2024 compared with the fourth quarter of 2023 driven by both economic and maintenance downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the second half of 2023. Average sales margins were higher, driven by higher average sales prices and a favorable product mix. Operating costs were higher. Planned maintenance downtime costs in the first quarter of 2024 were lower compared with the fourth quarter of 2023. Input costs were higher, primarily for energy.
Compared with the first quarter of 2023, sales volumes in the first quarter of 2024 were higher, reflecting higher fluff volumes partially offset by lower commodity volumes. Total maintenance and economic downtime was about 144,000 short tons lower in the first quarter of 2024, due to both economic and maintenance downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the second half of 2023. Average sales margins were lower reflecting lower average sales prices partially offset by a favorable product mix. Operating costs were lower driven by lower distribution costs. Planned maintenance downtime costs in the first quarter of 2024 were lower compared with the first quarter of 2023. Input costs were lower primarily for chemicals, wood and energy.
Entering the second quarter of 2024, sales volumes are expected to be stable. Average sales margins are expected to be higher. Planned maintenance downtime costs in the second quarter of 2024 are expected to be lower compared with the first quarter of 2024. Operating costs are expected to be lower. Input costs are expected to be higher, primarily for energy and chemicals.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $395 million for the first three months of 2024 compared with $345 million for the comparable 2023 three-month period. Cash provided by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $32 million for the three months ended March 31, 2024 compared with cash used by working capital components of $132 million for the three months ended March 31, 2023. The increase in cash provided by operations in the first three months of 2024 compared to the comparable 2023 three-month period was primarily due to the impact of the timing of mill outage spending on accounts payable and the related pull down of inventory balances, partially offset by lower accounts receivable collections driven by lower sales.

Investments in capital projects totaled $251 million in the first three months of 2024, compared to $341 million in the first three months of 2023. Full-year 2024 capital spending is currently expected to be approximately $800 million to $1.0 billion, or 76% to 95% of depreciation and amortization.

Financing activities for the first three months of 2024 included a $3 million net decrease in debt versus a $257 million net increase in debt during the comparable 2023 three-month period.

See Note 15 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the three months ended March 31, 2024.

There were no early debt reductions for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 9 - Leases and excluding the timber monetization structure disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows: $138 million in 2024; $189 million in 2025; $142 million in 2026; $332 million in 2027; $670 million in 2028 and $4.1 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2024, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At March 31, 2024, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2024, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 15 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2024, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2024, the Company had no outstanding borrowings under the program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

International Paper expects to meet projected capital expenditures, service existing debt, meet working capital and dividend payments and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. We have repurchased, and may continue to repurchase, our common stock (under our existing share repurchase program) and debt (including in open market purchases) to the extent consistent with this capital structure planning, and subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements, and other factors. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.

During the first three months of 2024, International Paper used 1.9 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, including restricted stock tax withholdings during the first three months of 2024. Repurchases of common stock and payments of restricted stock withholding taxes totaled $22 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of March 31, 2024.

During the first three months of 2023, International Paper used approximately 1.5 million shares of treasury stock for various incentive plans. International Paper also acquired 4.8 million shares of treasury stock, including restricted stock tax withholding during the first three months of 2023. Repurchases of common stock and payments of restricted stock withholding taxes totaled $177 million, including $157 million related to shares repurchased under the Company's repurchase program during this period.

Cash dividend payments related to common stock totaled $161 million and $162 million for the first three months of 2024 and 2023, respectively. Dividends were $0.4625 per share for the first three months of 2024 and 2023.

Our pension plan is currently fully funded and we do not anticipate any required cash contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving the 2015 Financing Entities. Under this agreement, the Company was required to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The Company has paid $252 million in U.S. federal income taxes and $58 million in interest expense as a result of the settlement agreement. The Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023 and fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the execution and consummation of corporate transactions or contemplated acquisitions, including our proposed business combination with DS Smith Plc. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our proposed business combination with DS Smith Plc and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the combined company (ii) uncertainty as to whether or when the business combination may be completed, if at all (iii) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (iv) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (v) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (vi) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts, and the potential geopolitical and economic consequences associated therewith), changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (vii) the amount of our future pension funding obligations, and pension and healthcare costs; (viii) the costs of compliance, or the failure to comply with, existing and new environmental (including with respect to climate change and GHG emissions), tax, labor and employment, privacy, anti- bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (ix) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (x) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xi) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xii) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (xiii) our exposure to claims under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xv) our ability to attract and retain qualified personnel, particularly in light of current labor market conditions. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 44-45 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Part I, Item 1A) other than as discussed below.

Risks Relating to the Proposed Business Combination with DS Smith

The proposed Business Combination with DS Smith may be delayed or not occur at all for a variety of reasons, including that the Business Combination is subject to various closing conditions, including governmental, regulatory and shareholder approvals, as well as other uncertainties, and there can be no assurances as to whether or when it may be completed. Failure to consummate the Business Combination could adversely affect our business, results of operations, financial condition, and the market price of our shares.

On April 16, 2024, the Company issued an announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers (the “Code”) (the “Rule 2.7 Announcement”) disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc, a public limited company incorporated in England and Wales (“DS Smith”), in an all-stock transaction (the “Business Combination”).

The consummation of the Business Combination is subject to the satisfaction or waiver of certain conditions. A number of the conditions are not within our control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Business Combination. These conditions include, among others: (i) the approval of the proposed scheme of arrangement (the “Scheme”) by DS Smith shareholders; (ii) the sanction of the Scheme by the High Court of Justice in England and Wales (the “Court”); (iii) the Scheme becoming effective no later than October 16, 2025; (iv) the receipt of certain required antitrust and other regulatory approvals; (v) the issuance of the New International Paper Shares (as defined in the Rule 2.7 Announcement) in connection with the Business Combination being duly approved by Company shareholders at the corresponding special meeting of Company shareholders; (vi) confirmation being received by the Company that the New International Paper Shares have been approved for listing, subject to official notice of issuance, on the New York Stock Exchange; and (vii) acknowledgement being received by the Company that the application for Admission (as defined in the Rule 2.7 Announcement) has been approved and the Company’s shares will be admitted to trading on the Main Market for listed securities of the London Stock Exchange.

We cannot predict with certainty whether and when any of the remaining required conditions will be satisfied or if another uncertainty may arise. Failure to complete the Business Combination within the expected timeframe or at all could adversely affect our business, results of operations, financial condition, and the market price of our common stock in a number of ways, including:
•the market price of our shares may decline to the extent that the current market price reflects an assumption that the Business Combination will be consummated;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Business Combination for which we will have received little or no benefit if the Business Combination is not consummated; and
• we may experience negative publicity and/or reactions from our investors, employees, customers, and other business partners.

We may fail to realize the anticipated benefits and operating synergies expected from the Business Combination, which could adversely affect our business, financial condition and operating results.

The success of the Business Combination will depend, in significant part, on our ability to successfully integrate the acquired business, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the

Business Combination. We believe that the addition of DS Smith will complement our strategy by bringing together two complementary businesses to create a global sustainable packaging solutions leader with enhanced scale and improved positions in attractive and growing markets. We expect that the Business Combination will generate significant synergies, as set out in more detail in the Rule 2.7 Announcement. Achieving these goals requires growth of the revenue of the combined company and realization of the targeted operating synergies expected from the Business Combination. This growth and the anticipated benefits of the transaction may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue opportunities, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. If we are not able to achieve these objectives and realize the anticipated benefits and synergies expected from the Business Combination within a reasonable time, our business, financial condition and operating results may be adversely affected.

Efforts to complete the Business Combination could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could negatively impact our business, financial condition and operating results.

We have expended, and continue to expend, significant management time and resources in an effort to complete the Business Combination, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Business Combination and our future could disrupt our business relationships with our existing and potential customers, channel partners, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us or DS Smith. Uncertainty regarding the outcome of the Business Combination could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Business Combination may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation against us and our directors and officers. Such litigation would be distracting to management and, may, in the future, require us to incur significant costs. Such litigation could result in the Business Combination being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Business Combination from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, financial condition and results of operations.

The Business Combination will result in significant integration costs and any material delays or unanticipated additional expenses may harm our business, financial condition and results of operations. We may not be able to integrate DS Smith into the combined company successfully.

The Business Combination involves the integration of two businesses that previously operated independently. If the parties complete the Business Combination, the composition of the Company’s Board may change from the current board of directors and, following an assessment, the Company’s leadership team may change. The complexity and magnitude of the integration effort associated with the Business Combination are significant and require that we fund significant capital and operating expenses to support the integration of the combined operations. Such expenses have included significant transaction, consulting and third-party service fees. As set out in the Rule 2.7 Announcement, we anticipate that the total costs to achieve the synergies associated with the Business Combination would be approximately $370 million (£297 million). However, the anticipated costs are subject to change. We have incurred and expect to continue to incur additional operating expenses as we build up internal resources or engage third party providers while we integrate the combined company following the Business Combination.

Additionally, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or both of us and DS Smith. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the operations, or the failure to successfully integrate the two businesses, could have a material adverse effect on our business, financial condition and results of operations.

The complexity of the integration and transition associated with the Business Combination, together with DS Smith’s increased scale and global presence, may affect our internal control over financial reporting and our ability to effectively and timely report our financial results.

The additional scale of DS Smith’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report our financial results on a timely basis. In addition, we will have to train new employees and third-party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the Business Combination may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Business Combination, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

The Business Combination may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

The Business Combination may expose us to significant unanticipated liabilities relating to the operation of the combined company. These liabilities could include employment or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Particularly in international jurisdictions, our acquisition of DS Smith, or our decision to independently enter new international markets where DS Smith previously conducted business, could also expose us to tax liabilities and other amounts owed by DS Smith. The incurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

Certain DS Smith agreements may contain change of control provisions which, if not waived, could have material adverse effects on the combined company.

DS Smith is a party to various agreements with third parties, including certain financing agreements, customer and supplier contracts and other material contracts, that may contain change of control provisions that will be triggered upon the completion of the Business Combination. In addition, certain DS Smith financing instruments contain change of control provisions that will be triggered upon the completion of the Business Combination if coupled with a downgrade in (or withdrawal of) the credit rating of the applicable instruments to below investment grade during a period of time after completion of the Business Combination. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. If the Company and DS Smith determine that one or more such waivers are necessary, DS Smith will make reasonable efforts to seek and obtain these waivers. There can be no assurance that such consent will be obtained at all or on favorable terms, and as of the date of this document, no such waivers have been sought or obtained. The inability to obtain waivers from more than one relevant counterparty could have a material adverse effect on the combined company.

Stockholders in the combined company will be exposed to additional currency exchange rate fluctuations as, following completion of the Business Combination, there will be an increased proportion of assets, liabilities and earnings denominated in foreign currencies.

As a result of the Business Combination, the financial results of the combined company will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings will be denominated in non-U.S. Dollar currencies. The combined company will present its financial statements in U.S. Dollars and will have a significant proportion of net assets and income in non-U.S. Dollar currencies, primarily the Pound Sterling and Euro. The combined company’s financial condition and results of operation will therefore be more sensitive to movements in foreign exchange rates. A depreciation of non-U.S. Dollar currencies relative to the U.S. Dollar could have an adverse impact on the combined company’s financial results.

The Takeover Code restricts the Company’s ability to cause DS Smith to consummate the Business Combination and limits the relief the Company may obtain in the event DS Smith’s Board of Directors withdraws its support of the Business Combination.

The Takeover Code limits the contractual commitments that may be obtained from DS Smith to take actions in furtherance of the Business Combination, and DS Smith’s Board of Directors may, if its fiduciary duties so require, withdraw its recommendation in support for the Business Combination, and withdraw the Scheme, at any time prior to the Scheme arrangement becoming effective. The Takeover Code does not permit DS Smith to pay any break fee to the Company if the DS Smith Board of Directors does so, nor can DS Smith be subject to any restrictions on soliciting or negotiating other offers or transactions involving DS Smith other than the restrictions that arise under the Takeover Code against undertaking actions or entering into agreements which might frustrate the Company’s takeover offer for DS Smith.

Antitrust laws restrict the Company’s ability to coordinate with DS Smith on certain matters.

To the extent that DS Smith needs to renegotiate any material commercial contracts before completion of the Business Combination, antitrust laws prevent the Company from coordinating with DS Smith regarding such renegotiations and, while

DS Smith will negotiate in its shareholders best interests, factors outside of DS Smith’s control may cause such renegotiations to result in a negative impact to DS Smith’s business or our view of the business of the combined company.

Even if a material adverse change to DS Smith’s business or prospects were to occur prior to closing, we may not be able to invoke the offer conditions and terminate the Business Combination, which could reduce the value of our shares.

Under the Takeover Code, and except for a limited number of conditions, such as the approval of the Share Issuance Proposal and the DS Smith shareholder approval (or the minimum acceptance condition if the Business Combination is implemented by way of a takeover offer) we may invoke a condition to the Business Combination to cause the Business Combination not to proceed only if the UK Panel on Takeovers and Mergers (the “Panel”) is satisfied that the circumstances giving rise to that condition not being satisfied are of material significance to the Company in the context of the Business Combination. Because of this Panel consent requirement, the conditions, including as to a material adverse change affecting DS Smith, may provide us less protection than the customary conditions in an offer for a U.S. domestic company.

Issuance of Company shares in connection with the Business Combination will reduce our existing stockholders’ aggregate ownership and voting interest in the Company, will result in existing stockholders exercising less influence over management, and may adversely affect the market price of our shares.

In connection with the payment of the Business Combination consideration, we expect to issue approximately 180 million Company shares. Company stockholders and DS Smith shareholders are expected to own approximately 66.3% and 33.7%, respectively, of the combined group following closing. The issuance of these new shares will reduce our existing stockholders’ ownership and voting interest in the Company and, as a result, our existing stockholders, individually and in the aggregate, will be able to exert less influence. Additionally, continuing our current dividend practices following the Business Combination will require additional cash to pay such dividends. For this and other reasons generally affecting the ability to pay dividends, Company stockholders may not receive the same dividends they have received in the past following the Business Combination. The issuance of these new shares may also result in fluctuations in the market price of Company shares, including a price decrease.

Following completion of the Business Combination, our international operations will be subject to the laws and regulations of the United States and many foreign countries. Failure to comply with these laws may affect our ability to conduct business in certain countries and may affect our financial performance.

We and DS Smith are, and, following completion of the Business Combination, will be, subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, and the regulations of various foreign governmental and regulatory agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

Following completion of the Business Combination, we will be subject to specific risks associated with expanded international operations.

Revenues derived from international operations following completion of the Business Combination are subject to risks inherent in doing business outside the U.S. These risks include:
•economic or political instability;
•trade protection measures, including tariffs or import-export restrictions;
•restrictions on currency repatriation;
•significant adverse changes in taxation policies or other laws or regulations;
•partial or total expropriation of international assets; and
•the disruption of operations from political disturbances, terrorist activities, insurrection or war.

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2024 - January 31, 2024	3,375	$36.13	—	$2.96
February 1, 2024 - February 29, 2024	611,416	35.40	—	2.96
March 1, 2024 - March 31, 2024	1,167	36.86	—	2.96
Total	615,958
(a) 615,958 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's restricted stock program. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization up to a total of $3.35 billion shares. As of March 31, 2024, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable. Without limiting the generality of the foregoing, during the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

2.1	Rule 2.7 Announcement dated April 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

2.2	Co-operation Agreement between International Paper Company and DS Smith, Plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

10.1
Employment Offer Letter dated March 14, 2024, between International Paper Company and Andrew K. Silvernail (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2024).

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

INTERNATIONAL PAPER COMPANY (Registrant)

April 26, 2024	By	/s/ Timothy S. Nicholls
Timothy S. Nicholls
Senior Vice President and Chief Financial Officer

April 26, 2024	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller