Form 10-Q
period 2024-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2024-07-26
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 19, 2024 was 347,369,739.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales	$4,734	$4,682	$9,353	$9,702
Costs and Expenses
Cost of products sold	3,360	3,360	6,784	7,002
Selling and administrative expenses	453	336	811	717
Depreciation and amortization	261	244	539	485
Distribution expenses	379	376	770	798
Taxes other than payroll and income taxes	35	40	76	76
Restructuring and other charges, net	—	—	3	—
Net (gains) losses on sales of fixed assets	(5)	—	—	—
Interest expense, net	55	59	101	121
Non-operating pension expense (income)	(10)	12	(22)	27
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	206	255	291	476
Income tax provision (benefit)	(293)	33	(266)	81
Equity earnings (loss), net of taxes	(1)	—	(3)	(1)
Earnings (Loss) From Continuing Operations	498	222	554	394
Discontinued operations, net of taxes	—	13	—	13
Net Earnings (Loss)	$498	$235	$554	$407
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$1.43	$0.64	$1.59	$1.13
Discontinued operations, net of taxes	—	0.04	—	0.04
Net earnings (loss)	$1.43	$0.68	$1.59	$1.17
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$1.41	$0.64	$1.57	$1.12
Discontinued operations, net of taxes	—	0.04	—	0.04
Net earnings (loss)	$1.41	$0.68	$1.57	$1.16
Average Shares of Common Stock Outstanding – assuming dilution	352.8	346.5	352.7	349.5
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Earnings (Loss)	$498	$235	$554	$407
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	17	21	34	44
Change in cumulative foreign currency translation adjustment	(39)	(30)	(49)	(39)
Total Other Comprehensive Income (Loss), Net of Tax	(22)	(9)	(15)	5
Comprehensive Income (Loss)	$476	$226	$539	$412
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,049	$1,113
Accounts and notes receivable, net	3,197	3,059
Contract assets	436	433
Inventories	1,728	1,889
Other current assets	147	114
Total Current Assets	6,557	6,608
Plants, Properties and Equipment, net	9,953	10,150
Investments	163	163
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,321	2,312
Goodwill	3,040	3,041
Overfunded Pension Plan Assets	171	118
Right of Use Assets	439	448
Deferred Charges and Other Assets	419	421
Total Assets	$23,063	$23,261
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$259	$138
Accounts payable	2,350	2,442
Accrued payroll and benefits	473	397
Other current liabilities	1,032	982
Total Current Liabilities	4,114	3,959
Long-Term Debt	5,329	5,455
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,117	2,113
Deferred Income Taxes	1,131	1,552
Underfunded Pension Benefit Obligation	249	280
Postretirement and Postemployment Benefit Obligation	130	140
Long-Term Lease Obligations	299	312
Other Liabilities	1,099	1,095
Equity
Common stock, $1 par value, 2024 – 448.9 shares and 2023 – 448.9 shares	449	449
Paid-in capital	4,688	4,730
Retained earnings	9,719	9,491
Accumulated other comprehensive loss	(1,580)	(1,565)
	13,276	13,105
Less: Common stock held in treasury, at cost, 2024 – 101.6 shares and 2023 – 102.9 shares	4,681	4,750
Total Equity	8,595	8,355
Total Liabilities and Equity	$23,063	$23,261
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net earnings (loss)	$554	$407
Depreciation and amortization	539	485
Deferred income tax provision (benefit), net	(427)	(13)
Restructuring and other charges, net	3	—
Net (gains) losses on sales and impairments of equity method investments	—	76
Equity method dividends received	—	13
Equity (earnings) losses, net of taxes	3	(88)
Periodic pension (income) expense, net	(1)	47
Other, net	77	34
Changes in current assets and liabilities
Accounts and notes receivable	(161)	160
Contract assets	(3)	(9)
Inventories	112	87
Accounts payable and accrued liabilities	90	(280)
Interest payable	4	(23)
Other	(30)	(23)
Cash Provided By (Used For) Operations	760	873
Investment Activities
Invested in capital projects	(449)	(608)
Proceeds from sale of fixed assets	4	3
Other	(1)	2
Cash Provided By (Used For) Investment Activities	(446)	(603)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(22)	(218)
Issuance of debt	—	772
Reduction of debt	(8)	(536)
Change in book overdrafts	(14)	(33)
Dividends paid	(321)	(322)
Other	—	(1)
Cash Provided By (Used For) Financing Activities	(365)	(338)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(13)	10
Change in Cash and Temporary Investments	(64)	(58)
Cash and Temporary Investments
Beginning of period	1,113	804
End of period	$1,049	$746

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This guidance requires companies to enhance income tax disclosures, particularly around rate reconciliations and income taxes paid information. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption of these amendments is permitted and amendments should be applied prospectively. The Company plans to adopt this guidance as of January 1, 2025 and will update disclosures within the Company's 2025 annual filing.

NOTE 3 - REVENUE RECOGNITION

Generally, the Company recognizes revenue on a point-in-time basis when the customer takes title to the goods and assumes the risks and rewards for the goods. For customized goods where the Company has a legally enforceable right to payment for the goods, the Company recognizes revenue over time which, generally, is as the goods are produced.

Disaggregated Revenue

	Three Months Ended June 30, 2024
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,399	$669	$86	$4,154
Europe, Middle East & Africa ("EMEA")	328	17	—	345
Pacific Rim and Asia	19	31	—	50
Americas, other than U.S.	185	—	—	185
Total	$3,931	$717	$86	$4,734

Operating Segments
North American Industrial Packaging	$3,628	$—	$—	$3,628
EMEA Industrial Packaging	328	—	—	328
Global Cellulose Fibers	—	717	—	717
Intrasegment Eliminations	(25)	—	—	(25)
Corporate & Intersegment Sales	—	—	86	86
Total	$3,931	$717	$86	$4,734
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2024
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,638	$1,319	$193	$8,150
EMEA	676	37	—	713
Pacific Rim and Asia	33	65	—	98
Americas, other than U.S.	392	—	—	392
Total	$7,739	$1,421	$193	$9,353

Operating Segments
North American Industrial Packaging	$7,114	$—	$—	$7,114
EMEA Industrial Packaging	676	—	—	676
Global Cellulose Fibers	—	1,421	—	1,421
Intrasegment Eliminations	(51)	—	—	(51)
Corporate & Intersegment Sales	—	—	193	193
Total	$7,739	$1,421	$193	$9,353
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,305	$616	$100	$4,021
EMEA	351	26	—	377
Pacific Rim and Asia	7	56	—	63
Americas, other than U.S.	221	—	—	221
Total	$3,884	$698	$100	$4,682

Operating Segments
North American Industrial Packaging	$3,550	$—	$—	$3,550
EMEA Industrial Packaging	351	—	—	351
Global Cellulose Fibers	—	698	—	698
Intrasegment Eliminations	(17)	—	—	(17)
Corporate & Intersegment Sales	—	—	100	100
Total	$3,884	$698	$100	$4,682
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,760	$1,346	$226	$8,332
EMEA	742	51	—	793
Pacific Rim and Asia	15	112	—	127
Americas, other than U.S.	450	—	—	450
Total	$7,967	$1,509	$226	$9,702

Operating Segments
North American Industrial Packaging	$7,274	$—	$—	$7,274
EMEA Industrial Packaging	742	—	—	742
Global Cellulose Fibers	—	1,509	—	1,509
Intrasegment Eliminations	(49)	—	—	(49)
Corporate & Intersegment Sales	—	—	226	226
Total	$7,967	$1,509	$226	$9,702
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until goods are transferred to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $17 million and $32 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $88 million and $92 million at June 30, 2024 and December 31, 2023, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2024 and 2023 is provided below:

	Three Months Ended June 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$449	$4,663	$9,386	$(1,558)	$4,683	$8,257
Issuance of stock for various plans, net	—	25	—	—	(2)	27
Common stock dividends ($0.4625 per share)	—	—	(165)	—	—	(165)
Comprehensive income (loss)	—	—	498	(22)	—	476
Ending Balance, June 30	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595

	Six Months Ended June 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(42)	—	—	(91)	49
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($0.9250 per share)	—	—	(326)	—	—	(326)
Comprehensive income (loss)	—	—	554	(15)	—	539
Ending Balance, June 30	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595

	Three Months Ended June 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$449	$4,699	$9,866	$(1,911)	$4,714	$8,389
Issuance of stock for various plans, net	—	(11)	—	—	(3)	(8)
Repurchase of stock	—	—	—	—	40	(40)
Common stock dividends ($0.4625 per share)	—	—	(163)	—	—	(163)
Comprehensive income (loss)	—	—	235	(9)	—	226
Ending Balance, June 30	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404

	Six Months Ended June 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(37)	—	—	(75)	38
Repurchase of stock	—	—	—	—	219	(219)
Common stock dividends ($0.9250 per share)	—	—	(324)	—	—	(324)
Comprehensive income (loss)	—	—	407	5	—	412
Ending Balance, June 30	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,259)	$(1,172)	$(1,276)	$(1,195)
Amounts reclassified from accumulated other comprehensive income	17	21	34	44
Balance at end of period	(1,242)	(1,151)	(1,242)	(1,151)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(291)	(731)	(281)	(722)
Other comprehensive income (loss) before reclassifications	(39)	(30)	(49)	(39)
Balance at end of period	(330)	(761)	(330)	(761)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)	(8)	(8)
Balance at end of period	(8)	(8)	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,580)	$(1,920)	$(1,580)	$(1,920)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2024 and 2023:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(6)	$(6)	$(12)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(20)	(22)	(39)	(46)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(23)	(28)	(45)	(58)
Tax (expense) benefit	6	7	11	14
Net of tax	(17)	(21)	(34)	(44)

Total reclassifications for the period	$(17)	$(21)	$(34)	$(44)

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2024	2023	2024	2023
Earnings (loss) from continuing operations	$498	$222	$554	$394
Weighted average common shares outstanding	347.3	346.2	347.0	347.7
Effect of dilutive securities
Restricted performance share plan	5.5	0.3	5.7	1.8
Weighted average common shares outstanding – assuming dilution	352.8	346.5	352.7	349.5
Basic earnings (loss) per share from continuing operations	$1.43	$0.64	$1.59	$1.13
Diluted earnings (loss) per share from continuing operations	$1.41	$0.64	$1.57	$1.12

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2024: There were no restructuring and other charges recorded during the three months ended June 30, 2024.

During the three months ended March 31, 2024, the Company recorded restructuring and other charges of $3 million for costs associated with the permanent closure of our containerboard mill in Orange, Texas and the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills.

2023: There were no restructuring and other charges recorded during the three months and six months ended June 30, 2023.

NOTE 8 - ACQUISITIONS

On April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc, a public limited company incorporated in England and Wales (“DS Smith”), in an all-stock transaction (the “Business Combination”). Under the terms of the Business Combination, each DS Smith share will be valued at 415 pence per share based on the Company’s closing share price of $40.85 and GBP/USD exchange rate of 1.2645 on March 25, 2024, being the close of business on the last day prior to the announcement by DS Smith of a previously disclosed possible offer by the Company. This will result in IP issuing 0.1285 shares for each DS Smith share, resulting in pro forma ownership of 66.3% for IP shareholders and 33.7% for DS Smith shareholders, with an implied enterprise value of approximately $9.9 billion. Costs related to the transaction were $17 million and $22 million for the three months and six months ended June 30, 2024, respectively. In connection with the Business Combination, the Company also intends to seek a secondary listing of International Paper common stock on the London Stock Exchange. Following completion of the Business Combination, Memphis, Tennessee, will be the headquarters of the combined company, with plans to establish a Europe, Middle East and Africa ("EMEA") headquarters at DS Smith’s existing London headquarters. Upon the completion of the Business Combination, it is intended that the Company’s board of directors will form the board of directors of the combined company, and that up to two directors of DS Smith will be invited to join the board of directors of the combined company. Mr. Andrew K. Silvernail will be the Chief Executive Officer of the combined company. On June 25, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), for the proposed Business Combination expired, which removes the HSR Act's bar to closing. The transaction is expected to close during the fourth quarter of 2024, subject to the approval of IP shareholders and DS Smith shareholders, as well as customary closing conditions, including regulatory clearances in Europe.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $862 million and $950 million at June 30, 2024 and December 31, 2023, respectively.

Accounts and Notes Receivable

In millions	June 30, 2024	December 31, 2023
Accounts and notes receivable, net:
Trade (less allowances of $30 in 2024 and $34 in 2023)	$2,915	$2,841
Other	282	218
Total	$3,197	$3,059

Inventories

In millions	June 30, 2024	December 31, 2023
Raw materials	$203	$229
Finished pulp, paper and packaging	857	975
Operating supplies	623	622
Other	45	63
Total	$1,728	$1,889

Plants, Properties and Equipment

Accumulated depreciation was $19.9 billion and $19.6 billion at June 30, 2024 and December 31, 2023, respectively. Depreciation expense was $251 million and $235 million for the three months ended June 30, 2024 and 2023, respectively, and $519 million and $467 million for the six months ended June 30, 2024 and 2023, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $63 million and $141 million at June 30, 2024 and December 31, 2023, respectively.

Accounts Payable

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $110 million and $122 million of supplier finance program liabilities as of June 30, 2024 and December 31, 2023, respectively.

Interest

Interest payments made during the six months ended June 30, 2024 and 2023 were $222 million and $240 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Interest expense	$107	$103	$216	$206
Interest income	52	44	115	85
Capitalized interest costs	6	6	8	11

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $104 million and $103 million related to asset retirement obligations at June 30, 2024 and December 31, 2023, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 29 years. Total lease costs were $79 million and $73 million for the three months ended June 30, 2024 and 2023, respectively, and $158 million and $148 million for the six months ended June 30, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets	$439	$448
Finance lease assets	Plants, properties and equipment, net (a)	42	47
Total leased assets		$481	$495
Liabilities
Current
Operating	Other current liabilities	$151	$153
Finance	Notes payable and current maturities of long-term debt	11	11
Noncurrent
Operating	Long-term lease obligations	299	312
Finance	Long-term debt	40	44
Total lease liabilities		$501	$520

(a)Finance leases are recorded net of accumulated amortization of $70 million and $67 million as of June 30, 2024 and December 31, 2023, respectively.

NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investment under the equity method of accounting.

Ilim S.A.

On September 18, 2023, pursuant to a previously announced agreement, the Company completed the sale of its 50% equity interest in Ilim S.A. ("Ilim"), which was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group, to its joint venture partners for $484 million in cash. The Company also completed the sale of all of its Ilim Group shares (constituting a 2.39% stake) for $24 million, and divested other non-material residual interests associated with Ilim, to its joint venture partners. Following the completed sales, the Company no longer has an interest in Ilim or any of its subsidiaries. Additionally, we incurred transaction fees of $36 million in the third quarter of 2023 in connection with the sale of our investment. The Company reclassified currency translation adjustments in AOCI of $517 million to the investment at the completion of the transaction.

All historical results of the Ilim investment are presented as Discontinued Operations, net of taxes in the condensed consolidated statement of operations.

The following summarizes the items comprising Equity Earnings, Impairment Charges, Tax Expense (Benefit), Discontinued Operations and Dividends related to the sale of our equity interest in Ilim:

In millions	Equity Earnings	Impairment Charges	Tax Expense (Benefit)	Discontinued Operations, net of tax (a)	Dividends
2023 First Quarter	43	43	—	—	—
2023 Second Quarter	46	33	—	13	13
2023 Third Quarter	23	59	(9)	(27)	—

Six Months Ended June 30, 2023	89	76	—	13	13
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit)

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six months ended June 30, 2024:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2024
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
Total	3,041	—	3,041
Currency translation and other	(1)	—	(1)
Accumulated impairment loss additions / reductions	—	—	—
Balance as of June 30, 2024
Goodwill	3,412	52	3,464
Accumulated impairment losses	(372)	(52)	(424)
Total	$3,040	$—	$3,040

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	June 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$492	$348	$144	$494	$335	$159
Tradenames, patents and trademarks, and developed technology	170	158	12	170	154	16
Land and water rights	8	2	6	8	2	6
Other	20	18	2	21	19	2
Total	$690	$526	$164	$693	$510	$183

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Amortization expense related to intangible assets	$9	$9	$19	$18

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $153 million and $215 million for the six months ended June 30, 2024 and 2023, respectively.

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

During the second quarter, the Company completed an internal legal entity restructuring for which a capital loss was recognized for U.S. federal and state income tax purposes. The Company intends to use this capital loss to offset capital gains, and, as such, recorded a deferred tax asset and a deferred tax benefit of approximately $338 million in the second quarter, which impacted the effective income tax rate for the three months and six months ended June 30, 2024.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

General

The Company is involved in various inquiries, administrative proceedings and litigation relating to environmental and safety matters, personal injury, product liability, labor and employment, contracts, sales of property, intellectual property, tax, and other matters, that arise in the normal course of business. These matters may raise difficult and complicated legal issues and may be subject to many uncertainties and complexities. Moreover, some of these matters allege substantial or indeterminate monetary damages.

International Paper reviews inquiries, administrative proceedings and litigation, including with respect to environmental matters, on an ongoing basis and establishes an estimated liability for specific legal proceedings and other loss contingencies when it determines that the likelihood of an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. In addition, if the likelihood of an unfavorable outcome with respect to material loss contingencies is reasonably possible and International Paper is able to determine an estimate of the possible loss or range of loss, whether in excess of a related accrued liability of where there is no accrued liability, International Paper will disclose the estimate of the possible loss or range of loss. When no amount in a range of loss is more likely than any other amount in the range, the low end of the range is used as the estimate of the possible loss. International Paper’s assessment of whether a loss is probable is based on management’s assessment of the ultimate outcome of the matter.

Assessments of lawsuits and claims and the estimates reflected herein, are subject to significant judgments about future events, rely heavily on estimates and assumptions, and are otherwise subject to significant known and unknown uncertainties. The matters underlying such estimates may change from time to time and actual losses may vary significantly from current estimates. Additionally, the estimated liability for loss contingencies does not include matters or losses for which an estimate is not reasonably estimable and probable.

Based on information currently known to International Paper, management believes that loss contingencies arising from pending matters, including the matters described herein, will not have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in such matters, some of which are beyond the Company's control, and the large or indeterminate damages sought in some of these matters, a future adverse ruling, settlement, unfavorable development, or increase in accruals with respect to these matters could result in future charges that could be materially adverse to the Company's results of operations or cash flows in any particular reporting period.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $270 million and $251 million in the aggregate as of June 30, 2024 and December 31, 2023, respectively. Other than as described below, completion of required environmental remedial actions ("RAs") is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above. The estimated liability for the Cass Lake superfund site was $45 million and $46 million as of June 30, 2024 and December 31, 2023, respectively.

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

•Operable Unit 1: In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016. In February 2017, the EPA informed the Company that it would make other arrangements for the performance of the RD. In the summer 2021, the EPA initiated RA activities. In October 2022, the Company received a unilateral administrative order to perform the RA. As a result, the Company increased its estimated liability by $27 million in the fourth quarter of 2022.

The total estimated liability for the Kalamazoo River superfund site was $20 million and $27 million as of June 30, 2024 and December 31, 2023, respectively.

In addition, in December 2020, the U.S. District for the Western District of Michigan ("District Court") approved a Consent Decree among the United States, NCR Corporation (one of the parties to the allocation/apportionment litigation described below), the State of Michigan and natural resource trustees. Under the Consent Decree NCR agreed to make payments of more than $100 million and perform work in Operable Unit 5, Areas 2, 3, and 4 at an estimated cost of $136 million.

The Company’s CERCLA liability has not been finally determined with respect to these or any other portions of the site, and except as noted above, the Company has declined to perform any work or reimburse the EPA at this time. As noted below, the Company is involved in allocation/apportionment litigation with regard to the site. Accordingly, it is premature to predict the outcome or estimate our maximum reasonably possible loss or range of loss with respect to this site. We have recorded a liability for future remediation costs at the site that are probable and presently reasonably estimable, and it remains reasonably possible that additional losses in excess of this recorded liability could be material; however, we are unable to estimate any possible loss or range of loss in excess of such recorded liability.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants. The lawsuit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into the Final Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Judgment of the Court, finding that the lawsuit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's lawsuit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes the District Court’s Final Judgment on Remand regarding liability for future costs is in error and is appealing the Final Judgment on Remand on future costs liability to the Sixth Circuit.
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
During the first quarter of 2020, through a series of meetings among the Company, MIMC/WMI, our consultants, the EPA and the Texas Commission on Environmental Quality, progress was made to resolve key technical issues previously preventing the Company from determining the manner in which the selected remedy for the northern impoundment would be feasibly implemented. As a result of these developments, the Company reserved the following estimated liability amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs.

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

With respect to the northern impoundment, the PRPs submitted the final component of the 90% to the EPA in November 2022. Upon submittal of the final component, an updated engineering estimate was developed, and the Company increased the estimated liability amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. On January 5, 2024, the PRPs received comments from the EPA on the November 2022 90% RD submittal. The PRPs responded to the EPA comments in late January 2024. In April 2024, the EPA responded to the submitted plans and requested a 100% RD by July 17, 2024, which was timely submitted by the PRPs. Among other things, the revised RD proposes design changes that include modification of the wastewater treatment facilities, changes to outer walls, and the addition of scour and barge protection systems. To account for the design changes and the updated estimate of costs from the site engineer, the Company increased the estimated liability amount by approximately $25 million as of June 30, 2024. This amount represents the Company’s 50% share of the low end of the range of estimated remediation costs. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner that will not result in a release of contaminated materials to the environment during the excavation, removal and transport of the materials. Our discussions with the EPA on the best approach to remediation will continue. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total estimated liability for the southern and northern impoundment was $98 million and $83 million as of June 30, 2024 and December 31, 2023, respectively.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $30 million as of both June 30, 2024 and December 31, 2023.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $112 million and $97 million as of June 30, 2024 and December 31, 2023, respectively, both net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We further appealed the Council of State decision to uphold the ICA’s findings, and in March 2024, the Council of State published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP Italy does not believe the ICA's redetermination decision is consistent with the Council of State's March 2024 decision or its March 2023 referral back to the ICA, and has further appealed the amount of its fine. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly-owned subsidiary of the Company, until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $105 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $249 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $354 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil has appealed these decisions and intends to appeal any future unfavorable administrative judgments to the Brazilian federal courts; however, this tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at June 30, 2024. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2024, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.4 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Revenue (a)	$38	$36	$77	$69
Expense (b)	35	35	70	66
Cash receipts (c)	34	28	68	55
Cash payments (d)	32	30	66	57

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for both the three months and sixth months ended June 30, 2024 and 2023, respectively, of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for both the three months an sixth months ended June 30, 2024 and 2023, respectively, of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving the variable interest entities that were restructured in 2015 ("the 2015 Financing Entities") in connection with an extension of installment notes and third-party loans. Under this agreement, the Company agreed to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The Company has paid $252 million in U.S. federal income taxes and $58 million in interest expense as a result of the settlement agreement. Of this amount, the Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023, with the Company fully satisfying the remaining payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2024, the Company had no borrowings outstanding under the program.

At June 30, 2024, International Paper’s credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also includes up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At June 30, 2024, the Company had no borrowings outstanding under the receivables securitization program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

During the second quarter of 2024, the Company had debt reductions of $5 million related to decreases in the amount of capital leases.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2024, we were in compliance with our debt covenants.

At June 30, 2024, the fair value of International Paper’s $5.6 billion of debt was approximately $5.2 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Service cost	$14	$12	$27	$24
Interest cost	112	114	223	230
Expected return on plan assets	(148)	(133)	(296)	(265)
Actuarial loss	20	22	39	46
Amortization of prior service cost	3	6	6	12
Net periodic pension expense (income)	$1	$21	$(1)	$47

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2024 or 2023. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million for the six months ended June 30, 2024.

NOTE 18 - STOCK-BASED COMPENSATION

On February 13, 2024, the Company's Board of Directors, upon recommendation of the Management Development and Compensation Committee (the "Committee"), authorized adoption of a 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP") to replace the 2009 Amended and Restated Incentive Compensation Plan (the "2009 Plan"), subject to shareowner approval at the Company's annual meeting of shareowners held on May 13, 2024. The 2024 LTICP became effective following approval by shareowners at the May 13, 2024 annual meeting and replaced the 2009 Plan. The 2024 LTICP authorized up to 9,250,000 shares of our Class A common stock, par value $1.00 per share, available for future grants in the form of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. The LTICP is administered by the Committee. As of June 30, 2024, 9.2 million shares were available for grant under the 2024 LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Total stock-based compensation expense (selling and administrative)	$26	$(8)	$35	$26
Income tax benefits related to stock-based compensation	—	—	13	11

At June 30, 2024, $103 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

Long-Term Incentive Plan

During the first sixth months of 2024, the Company granted 2.0 million performance units at an average grant date fair value of $35.25 and 1.4 million time-based units at an average grant date fair value of $36.15.

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

Net sales by business segment for the three months and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Industrial Packaging	$3,931	$3,884	$7,739	$7,967
Global Cellulose Fibers	717	698	1,421	1,509
Corporate and Intersegment Sales	86	100	193	226
Net Sales	$4,734	$4,682	$9,353	$9,702

Operating profit (loss) by business segment for the three months and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Industrial Packaging	$291	$304	$507	$626
Global Cellulose Fibers	31	30	(16)	14
Business Segment Operating Profit (Loss)	$322	$334	$491	$640

Net Earnings (Loss) From Continuing Operations	$498	$222	$554	$394
Add back (deduct):
Income tax provision (benefit)	(293)	33	(266)	81
Equity (earnings) loss, net of taxes	1	—	3	1
Earnings (loss) from continuing operations before income taxes and equity earnings	206	255	291	476
Interest expense, net	55	59	101	121
Adjustment for less than wholly owned subsidiaries	(1)	—	(3)	—
Corporate expenses, net	23	8	47	16
Corporate net special items	54	—	74	—
Business net special items	(5)	—	3	—
Non-operating pension expense (income)	(10)	12	(22)	27
Business Segment Operating Profit (Loss)	$322	$334	$491	$640

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

EXECUTIVE SUMMARY

Net earnings (loss) were $498 million ($1.41 per diluted share) in the second quarter of 2024, compared with $56 million ($0.16 per diluted share) in the first quarter of 2024 and $235 million ($0.68 per diluted share) in the second quarter of 2023. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $193 million ($0.55 per diluted share) in the second quarter of 2024, compared with $61 million ($0.17 per diluted share) in the first quarter of 2024 and $204 million ($0.59 per diluted share) in the second quarter of 2023.

International Paper delivered improved earnings in the second quarter of 2024 on higher sales prices across the portfolio along with higher volumes on improved box demand. We were encouraged to see stable to moderately improved industry demand across various customer markets we serve. Even with the stable demand environment positively impacting volumes, our Industrial Packaging volumes performance came in below expectations and continued to lag the overall packaging market. We realized some additional benefits from our Box Go-to-Market strategy, but we believe that the second quarter performance also reflects the lagging residual effect of under investing in certain areas where, as a result, there have been ongoing reliability and capacity issues. Over the past year, we have been investing more in our box system and we are seeing improvement in key metrics such as customer on-time delivery and machine productivity. Fixing these issues continues to be a particular focus in future periods but in the near term, specifically the third quarter 2024, earnings are expected to be negatively impacted by this reset along with higher maintenance outage expense and seasonally lower sales volumes. In order to accelerate improvement, we are deploying an 80/20 strategic approach. We intend to make the changes needed to focus our portfolio, become excellent with our customers and optimize our costs to deliver profitable growth.  In North America, our investments will center on providing customers with the most reliable and innovative packaging solutions.

Comparing our performance in the second quarter of 2024 to the first quarter of 2024, price and mix in our Industrial Packaging business was higher due to the realization of benefits from prior index movements. We believe that the improved price and mix also reflects the benefits from our Box Go-to-Market Strategy along with higher export pricing and mix. Price and mix in our Global Cellulose Fibers business was higher due to prior index movement and the GCF optimization strategy driving benefits from higher absorbent pulp mix, and a reduction in commodity grades. Volume in our Industrial Packaging business was higher in the second quarter on a stable to improving demand trend. However, our Box Go-to-Market Strategy is about making choices that are expected to adversely impact our volume in the near term but are intended to allow us to improve our margins and mix over the long term. Although we expect to trail the industry for the next few quarters in unit volume growth, we expect the volume impacts to be temporary, as we continue to transition toward our target mix of customers and invest in the business to maximize profitability. Volume in our Global Cellulose Fibers business was sequentially flat overall, as improved demand for absorbent pulp was offset by lower sales of commodity grades, as we continued to focus on strategically aligning our business with the most attractive customers and end markets. Operations and costs were sequentially higher in our Industrial Packaging business due to the impacts of inflation, seasonally higher selling and administration costs and higher spending to improve reliability. Operations and costs in our Global Cellulose Fibers business were lower due in large part to lower fixed costs resulting from the closure of the pulp machine at our Riegelwood, North Carolina mill. Planned maintenance outages were marginally higher in our Industrial Packaging business while lower in our Global Cellulose Fibers business. Input costs were flat in our Industrial Packaging business as lower energy costs offset higher recovered fiber costs. Input costs in our Global Cellulose Fibers business were slightly higher, primarily driven by higher chemical and wood costs partially offset by lower energy costs.

Looking ahead to the third quarter of 2024, as compared to the second quarter of 2024, in our Industrial Packaging business, we expect price and mix to improve earnings from prior index movements in North America and higher export prices to date. We also expect incremental benefit from continued progress with our Box Go-to-Market strategy. Volume is expected to be lower in North America on one less shipping day versus the second quarter of 2024 along with seasonally lower daily demand.

Operations and costs are expected to be higher on increased reliability spending, labor and benefits costs during the summer months, timing of maintenance spend, and higher unabsorbed fixed costs. Maintenance outage expense is expected to be higher in the third quarter of 2024 while input costs are also expected to be higher on increased energy costs. In our Global Cellulose Fibers business, we expect price and mix to increase earnings on prior index movements. Volume is expected to be lower on seasonally lower demand. Operations and costs are expected to be higher due to higher distribution costs, timing of maintenance spend, as well as higher unabsorbed fixed costs. Maintenance outage expense is expected to be lower while input costs are expected to be stable relative to the second quarter of 2024.

We continue to make progress towards our announced acquisition of DS Smith with the expectation that the transaction will close in the fourth quarter of 2024. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission, on April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc ("DS Smith"), a public limited company incorporated in England and Wales, in an all-stock transaction (the “Business Combination”). For more information on the announcement, please see Note 8 - Acquisitions and our public filings with the SEC. The Company expects to effect the Business Combination by way of scheme of arrangement under the laws of England and Wales, such that the issuance of Company shares is not expected to require registration under the U.S. Securities Act of 1933, as amended. In connection with the proposed share issuance, the Company expects the required disclosure documents related to the Business Combination will be published, and the related meetings held, in late summer/early autumn.

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures defined as net earnings (loss) (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and net special items, as described in greater detail below, from net earnings (loss) reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses these non-GAAP measures to focus on ongoing operations and believes that such non-GAAP measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using these non-GAAP measures, along with the most direct comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.

Non-operating pension expense (income) represents amortization of prior service cost, amortization of actuarial gains/losses, expected return on assets and interest cost. The Company excludes these amounts from our Adjusted Operating Earnings as the Company does not believe these items reflect ongoing operations. These particular pension cost elements are not directly attributable to current employee service. The Company includes service cost in our non-GAAP measure as it is directly attributable to employee service, and the corresponding employees’ other compensation elements, in connection with ongoing operations.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a total basis. Additional detail is provided below regarding the net special items expense (income) referenced in the charts below.

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2024	2023	2024
Net earnings (loss)	$498	$235	$56
Less - Discontinued operations (gain) loss	—	(13)	—
Earnings (loss) from continuing operations	498	222	56
Add back - Non-operating pension expense (income)	(10)	12	(12)
Add back - Net special items expense (income)	49	(6)	18
Income taxes - Non-operating pension and special items (a)	(344)	(24)	(1)
Adjusted operating earnings (loss)	$193	$204	$61
(a)    Special items for the three months ended June 30, 2024 include a tax benefit of $338 million related to internal legal entity restructuring. This amount also includes tax expense of $2 million on the non-operating pension income and a tax benefit of $8 million associated with special items. Special items for the three months ended June 30, 2023 include a tax benefit of $23 million related to the settlement of tax audits. This amount also includes a tax benefit of $3 million on the non-operating pension expense and tax expense of $2 million associated with special items. Special items for the three months ended March 31, 2024 includes tax expense of $3 million on the non-operating pension income and a tax benefit of $4 million associated with special items.

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	June 30,						March 31,
	2024			2023			2024
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
Net (gain) loss on miscellaneous land sales	$(5)	$(4)	(a)	$—	$—		$—	$—
Severance and other closure costs	—	—		—	—		8	6	(g)
Business Segments Total	(5)	(4)		—	—		8	6
Corporate
Environmental remediation adjustment	25	19	(b)	—	—		—	—
DS Smith combination costs	17	17	(c)	—	—		5	4	(c)
Strategic advisory fees	12	9	(c)	—	—		—	—
Legal reserve adjustments	—	—		—	—		10	7	(h)
Net (gain) loss on miscellaneous land sales	—	—		—	—		5	4	(a)
Corporate Total	54	45		—	—		20	15
Interest expense, net
Interest related to settlement of tax audits	—	—		(6)	(4)	(e)	(10)	(7)	(e)
Interest Total	—	—		(6)	(4)		(10)	(7)
Tax expense (benefit)
Tax benefit related to internal legal entity restructuring	—	(338)	(d)	—	—		—	—
Tax benefit related to settlement of tax audits	—	—		—	(23)	(f)	—	—
Tax Total	—	(338)		—	(23)		—	—
Total Net Special Items	$49	$(297)		$(6)	$(27)		$18	$14

(a)	(Gains) losses recognized in connection with miscellaneous land sales that the Company does not believe is reflective of the Company's underlying operations recorded in net (gains) losses on sale of fixed assets.
(b)	Environmental remediation adjustment associated with the remediation work at a waste pit site at a mill acquired but never operated by the Company and last utilized by the predecessor owner of the mill recorded in cost of products sold.
(c)	Transaction related costs not reflective of the Company's underlying operations recorded in selling and administrative expenses.
(d)	Tax benefit resulting from internal legal entity restructuring completed during the three months ended June 30, 2024 recorded in income tax provision (benefit).
(e)	Interest income on tax overpayments in prior years associated with the settlement of certain tax audits recorded in interest expense, net.
(f)	Tax benefit resulting from tax overpayments in prior years, associated with the settlement of certain audits recorded in income tax provision (benefit).
(g)	Severance and closure costs associated with the Company's previously disclosed permanent closure of our containerboard mill in Orange, Texas and the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills primarily recorded in restructuring and other charges, net.
(h)	Legal reserve adjustment associated with a previously discontinued business recorded in cost of products sold.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a per share basis:

	Three Months Ended June 30,		Three Months Ended March 31,
	2024	2023	2024
Diluted earnings (loss) per share	$1.41	$0.68	$0.16
Less - Discontinued operations (gain) loss per share	—	(0.04)	—
Diluted earnings (loss) per share from continuing operations	1.41	0.64	0.16
Add back - Non-operating pension expense (income) per share	(0.02)	0.03	(0.04)
Add back - Net special items expense (income) per share	0.14	(0.02)	0.05
Income taxes per share - Non-operating pension and special items	(0.98)	(0.06)	—
Adjusted operating earnings (loss) per share	$0.55	$0.59	$0.17

Cash provided by operations, including discontinued operations, totaled $760 million and $873 million for the first six months of 2024 and 2023, respectively. The Company generated free cash flow of $311 million and $265 million in the first six months of 2024 and 2023, respectively. Free cash flow is a non-GAAP measure, which equals cash provided by operations less cash invested in capital projects, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2024	2023
Cash provided by operations	$760	$873
Adjustments:
Cash invested in capital projects	(449)	(608)
Free Cash Flow	$311	$265

The non-GAAP financial measures presented in this Form 10-Q as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company. Investors are cautioned not to place undue reliance on any non-GAAP financial measures used in this Form 10-Q.
RESULTS OF OPERATIONS
The following summarizes our results of continuing operations for second quarter of 2024 compared with the first quarter of 2024 and the second quarter of 2023:

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2024	2023	2024
Net sales	$4,734	$4,682	$4,619
Cost of products sold	3,360	3,360	3,424
Selling and administrative expenses	453	336	358
Depreciation and amortization	261	244	278
Distribution expenses	379	376	391
Taxes other than payroll and income taxes	35	40	41
Restructuring and other charges, net	—	—	3
Net (gains) losses on sale of fixed assets	(5)	—	5
Interest expense, net	55	59	46
Non-operating pension expense (income)	(10)	12	(12)
Earnings from continuing operations before income taxes and equity earnings (loss)	206	255	85
Income tax provision (benefit)	(293)	33	27
Equity earnings (loss), net of taxes	(1)	—	(2)
Earnings (loss) from continuing operations	$498	$222	$56
Three Months Ended June 30, 2024 Compared to the Three Months Ended March 31, 2024 and the Three Months Ended June 30, 2023
Refer to the Effects of Net Special Items Expense (Income) section on page 25 for details of net special items expense (income) discussed below.
Net sales

Net sales in the second quarter of 2024 increased by $115 million or 2% compared to the first quarter of 2024 and increased $52 million or 1% compared with the second quarter of 2023. The increase compared to the first quarter of 2024 was driven by higher sales prices and increased volume. The increase compared to the second quarter of 2023 was due to higher volumes. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold
Compared to the first quarter of 2024, cost of products sold in the second quarter of 2024 decreased by $64 million or 2%. Net special items charges of $25 million and $10 million in the second quarter of 2024 and the first quarter of 2024, respectively, are included in cost of products sold. The decrease was primarily driven by lower fuel and utility expense and lower inventory and other adjustments of $166 million, partially offset by increased raw material and maintenance expense of $87 million.
Cost of products sold was flat in the second quarter of 2024 compared to the second quarter of 2023. There were no special items charges included in cost of products sold in the second quarter of 2023. While the overall change in cost of products sold was flat, there were decreases in packaging, fuel and utility expense and other adjustments of $60 million, partially offset by increases in raw material and maintenance expense of $35 million.
Selling and administrative expenses
Compared to the first quarter of 2024, selling and administrative expenses in the second quarter of 2024 increased by $95 million or 27%. Net special items charges of $29 million and $5 million in the second quarter of 2024 and the first quarter of 2024, respectively, are included in selling and administrative expenses. The increase in the second quarter of 2024 compared to the first quarter of 2024 was primarily driven by higher employee benefit costs including annual incentive plan compensation.
Compared to the second quarter of 2023, selling and administrative expenses in the second quarter of 2024 increased by $117 million or 35%. There were no special items included in selling and administrative expense in the second quarter of 2023. The increase in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by higher employee benefit costs including annual incentive plan compensation.
Depreciation and amortization
Compared to the first quarter of 2024, depreciation and amortization in the second quarter of 2024 decreased by $17 million or 6%. The decrease in the second quarter of 2024 compared to the first quarter of 2024 was primarily driven by depreciation related to the write-down of fixed assets for the Ixtac, Mexico box plant fire in the first quarter of 2024.
Compared to the second quarter of 2023, depreciation and amortization in the second quarter of 2024 increased by $17 million or 7%, primarily driven by depreciation recognized on the units of production method at mills with higher production.
Distribution expenses
Compared to the first quarter of 2024, distribution expenses in the second quarter of 2024 decreased by $12 million or 3%, primarily driven by lower freight expense.
Compared to the second quarter of 2023, distribution expenses in the second quarter of 2024 increased by $3 million or 1%, primarily driven by higher warehousing and freight expense.
Taxes other than payroll and income taxes
Compared to the first quarter of 2024, taxes other than payroll and income taxes in the second quarter of 2024 decreased by $6 million or 15%, primarily driven by lower real estate and sales and use tax expense.
Compared to the second quarter of 2023, taxes other than payroll and income taxes in the second quarter of 2024 decreased by $5 million or 13%, primarily driven by lower real estate tax expense.
Interest expense, net
Compared to the first quarter of 2024, interest expense, net in the second quarter of 2024 increased by $9 million or 20%. Net special items income of $10 million is included in interest expense, net in the first quarter of 2024.
Compared to the second quarter of 2023, interest expense, net in the second quarter of 2024 decreased by $4 million or 7%. Net special items income of $6 million is included in interest expense, net in the second quarter of 2023. The decrease in the second quarter of 2024 compared to the second quarter of 2023 was primarily driven by higher interest income in the second quarter of 2024.
Income tax provision (benefit)
Refer to Income Taxes section on page 30 for discussion on income tax provision (benefit) and income tax rates.
Earnings (loss) from continuing operations
Earnings (loss) from continuing operations totaled $498 million, or $1.41 per diluted share, in the second quarter of 2024. This compared with $56 million, or $0.16 per diluted share, in the first quarter of 2024 and $222 million, or $0.64 per diluted share, in the second quarter of 2023.

Earnings from Continuing Operations
(after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$56
$78
$20
($5)
$1
$11
$1
$1
($1)
$26
$311
($1)
$498
Q1 2024
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2024

Compared with the first quarter of 2024, earnings from continuing operations benefited from higher average sales prices and a favorable mix ($78 million), higher sales volumes ($20 million), lower raw material and freight costs ($1 million), lower mill maintenance outage costs ($11 million), lower corporate and other costs ($1 million) and lower tax expense ($26 million). These benefits were offset by higher operating costs ($5 million), higher net interest expense ($1 million) and higher non-operating pension expense ($1 million). Equity earnings, net of taxes, were $1 million higher in the second quarter of 2024 than in the first quarter of 2024. Net special items in the second quarter of 2024 were a gain of $297 million compared with a charge of $14 million in the first quarter of 2024.

Earnings from Continuing Operations
(after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$222
($38)
$16
$4
($8)
$16
($11)
($1)
$8
$3
$270
$17
$498
Q2 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q2 2024

Compared with the second quarter of 2023, the second quarter of 2024 benefited from higher sales volumes ($16 million), lower operating costs ($4 million), lower mill maintenance outage costs ($16 million), lower net interest expense ($8 million), lower tax expense ($3 million) and lower non-operating pension expense ($17 million). These benefits were offset by lower average sales prices net of a favorable mix ($38 million), higher raw material and freight costs ($8 million) and higher corporate and other costs ($11 million). Equity earnings, net of taxes, were $1 million lower in the second quarter of 2024 compared with the second quarter of 2023. Net special items in the second quarter of 2024 were a gain of $297 million compared with a gain of $27 million in the second quarter of 2023.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands of short tons (except as noted)	2024	2023	2024	2023
Industrial Packaging
Corrugated Packaging (b)	2,255	2,393	4,487	4,774
Containerboard	791	600	1,530	1,144
Recycling	552	528	1,127	1,088
Saturated Kraft	49	44	96	78
Gypsum/Release Kraft	67	61	125	121
EMEA Packaging (b)	323	317	663	652
Industrial Packaging	4,037	3,943	8,028	7,857
Global Cellulose Fibers (in thousands of metric tons) (c)	684	625	1,413	1,313
(a)Sales volumes include third party and intersegment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.

Discontinued Operations

Discontinued operations includes the equity earnings of the prior Ilim joint venture. Discontinued operations also includes special items charges of $33 million and $43 million (before and after taxes) for the three months ended June 30, 2023 and March 31, 2023, respectively. The Company completed the sale of the Ilim joint venture in the third quarter of 2023 - this transaction is discussed further in Note 11 - Equity Method Investments of Item 1. Financial Statements.
Income Taxes

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision and the reported effective income tax rate to the operational effective income tax rate:

	Three Months Ended
	June 30,				March 31,
In millions (except rates)	2024		2023		2024
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(293)	(142)%	$33	13%	$27	32%
Income tax effect - non-operating pension (income) expense and pre-tax special items	344		24		1
Operational Tax Provision and Operational Effective Tax Rate	$51	21%	$57	22%	$28	31%

An income tax benefit of $293 million was recorded for the second quarter of 2024 and the reported effective income tax rate was (142)%. The reported effective income tax rate for the second quarter of 2024 was lower than the first quarter of 2024 due to a tax benefit recorded on our internal legal entity restructuring. Excluding a benefit of $346 million related to the tax effects of net special items and an expense of $2 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 21% for the second quarter of 2024. The operational effective income tax rate for the second quarter of 2024 was lower than the first quarter of 2024 primarily due to an increased tax expense on equity-based compensation during the first quarter and tax benefits recorded during the second quarter for higher U.S. foreign tax credits.

An income tax provision of $27 million was recorded for the first quarter of 2024 and the reported effective income tax rate was 32%. Excluding a benefit of $4 million related to the tax effects of net special items and expense of $3 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 31% for the first quarter of 2024.

An income tax provision of $33 million was recorded for the second quarter of 2023 and the reported effective income tax rate was 13%. Excluding a benefit of $21 million related to the tax effects of net special items and benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 22% for the second quarter of 2023.

The operational income tax provision and operational effective income tax rate are non-GAAP financial measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). The most directly comparable GAAP measure is the reported income tax provision and effective income tax rate. Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

BUSINESS SEGMENT OPERATING RESULTS

The Company currently operates in two segments: Industrial Packaging and Global Cellulose Fibers. On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable segment.

The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting". For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit (loss) is calculated, see Note 19 - Business Segment Information of the Condensed Notes to the Consolidated Financial Statements.

Industrial Packaging

Total Industrial Packaging	2024			2023
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,931	$3,808	$7,739	$3,884	$4,083	$7,967
Business Segment Operating Profit (Loss)	$291	$216	$507	$304	$322	$626
Industrial Packaging net sales for the second quarter of 2024 were 3% higher compared with the first quarter of 2024 and 1% higher compared with the second quarter of 2023. Business segment operating profit was 35% higher in the second quarter of 2024 compared with the first quarter of 2024 and 4% lower compared with the second quarter of 2023.

North American Industrial Packaging	2024			2023
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales (a)	$3,628	$3,486	$7,114	$3,550	$3,724	$7,274
Business Segment Operating Profit (Loss)	$281	$192	$473	$284	$302	$586

(a)Includes intra-segment sales of $25 million, $17 million for the three months ended June 30, 2024 and 2023, respectively; $26 million and $32 million for the three months ended March 31, 2024 and 2023, respectively; and $51 million and $49 million for the six months ended June 30, 2024 and 2023, respectively.

North American Industrial Packaging sales in the second quarter of 2024 were higher compared to the first quarter of 2024 driven by higher average sales prices reflecting prior index movements and the benefits of our Box Go-to-Market strategy, seasonally higher volumes and a favorable geographic mix. Sales also benefited from one additional shipping day in the second quarter of 2024. Total maintenance and economic downtime was about 54,000 short tons higher in the second quarter of 2024 compared with the first quarter of 2024, as lower maintenance downtime was more than offset by higher economic downtime. Operating costs were higher driven by increased costs on goods and services, administrative spend and spending to improve reliability. Planned maintenance downtime costs were lower in the second quarter of 2024 compared with the first quarter of 2024. Input costs were lower, as lower energy and other raw material costs were partially offset by higher recovered fiber.
Compared with the second quarter of 2023, sales in the second quarter of 2024 were higher reflecting the impact of our Box Go-to-Market strategy and lower economic downtime partially offset by an unfavorable geographic mix. Total maintenance and economic downtime was about 436,000 short tons lower in the second quarter of 2024, due to lower economic and maintenance downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the fourth quarter of 2023. Operating costs increased, driven by increased costs on goods and services, administrative spend and spending to improve reliability. Planned maintenance downtime costs were lower in the second quarter of 2024 compared with the second quarter of 2023. Input costs were higher driven by recovered fiber partially offset by lower energy, wood and other raw material costs.
Entering the third quarter of 2024, sales volumes are expected to be seasonally lower compared to the second quarter of 2024. There is one less shipping day in the third quarter of 2024. The lower volumes will be mostly offset by prior index movements and benefits from our Box Go-To-Market strategy. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be higher in the third quarter of 2024 compared with the second quarter of 2024. Input costs are expected to be higher driven by energy, recovered fiber and chemicals.

EMEA Industrial Packaging	2024			2023
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$328	$348	$676	$351	$391	$742
Business Segment Operating Profit (Loss)	$10	$24	$34	$20	$20	$40

EMEA Industrial Packaging sales in the second quarter of 2024 were seasonally lower compared with the first quarter of 2024. Operating costs were higher driven by higher administrative spend and the impact of a warehouse fire in Morocco. Planned maintenance downtime costs were higher in the second quarter of 2024 compared with the first quarter of 2024. Input costs were higher driven by higher fiber costs partially offset by lower energy costs.

Compared with the second quarter of 2023, sales in the second quarter of 2024 were lower reflecting soft demand in the Eurozone partially offset by a favorable product mix. Operating costs were higher, driven by higher administrative spend and the impact of a warehouse fire in Morocco. Planned maintenance downtime costs were higher in the second quarter of 2024 compared with the second quarter of 2023. Input costs were lower, as higher fiber costs were more than offset by lower energy and chemical costs.

Looking ahead to the third quarter of 2024, sales are expected to be stable. Operating costs are expected to be lower. Input costs are expected to be higher, primarily driven by fiber costs. Planned maintenance downtime costs are expected to be lower in the third quarter of 2024.

Global Cellulose Fibers

Total Global Cellulose Fibers	2024			2023
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$717	$704	$1,421	$698	$811	$1,509
Business Segment Operating Profit (Loss)	$31	$(47)	$(16)	$30	$(16)	$14

Global Cellulose Fibers net sales in the second quarter of 2024 were 2% higher compared with the first quarter of 2024 and 3% higher than in the second quarter of 2023. Business Segment operating profit was $78 million higher in the second quarter of 2024 compared with the first quarter of 2024 and was $1 million higher compared with the second quarter of 2023.
Sales were higher driven by higher average sales prices in the second quarter of 2024, compared with the first quarter of 2024. Sales volumes were stable as higher fluff volumes were offset by lower commodity volumes. Total maintenance and economic downtime was about 12,000 short tons lower in the second quarter of 2024 compared with the first quarter of 2024 primarily driven by maintenance downtime. Operating costs were lower, reflecting mill efficiencies from the strategic actions taken in the second half of 2024 and the timing of expenditures. Planned maintenance downtime costs in the second quarter of 2024 were lower compared with the first quarter of 2024. Input costs were stable as lower energy costs were offset by higher chemicals and wood costs.
Compared with the second quarter of 2023, sales in the second quarter of 2024 were higher, reflecting higher fluff volumes partially offset by lower commodity volumes partially offset by lower sales prices. Total maintenance and economic downtime was about 144,000 short tons lower in the second quarter of 2024, due to both economic and maintenance downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the second half of 2024. Operating costs were higher. Planned maintenance downtime costs in the second quarter of 2024 were higher compared with the second quarter of 2023. Input costs were lower primarily for chemicals and wood.
Entering the third quarter of 2024, sales are expected to be stable. Planned maintenance downtime costs in the third quarter of 2024 are expected to be lower compared with the second quarter of 2024. Operating costs are expected to be higher. Input costs are expected to be stable.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $760 million for the first six months of 2024 compared with $873 million for the comparable 2023 six-month period. Cash provided by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $12 million for the six months ended June 30, 2024 compared with cash used by working capital components of $88 million for the six months ended June 30, 2023. The decrease in cash provided by operations in the first six months of 2024 compared to the comparable 2023 six-month period was primarily due to the impact of the timing of mill outage spending and input pricing on accounts payable, partially offset by lower accounts receivable cash receipts due to the timing of sales.

Investments in capital projects totaled $449 million in the first six months of 2024, compared to $608 million in the first six months of 2023. Full-year 2024 capital spending is currently expected to be approximately $800 million to $1.0 billion, or 77% to 96% of depreciation and amortization.

Financing activities for the first six months of 2024 included an $8 million net decrease in debt versus a $236 million net increase in debt during the comparable 2023 six-month period.
See Note 16 - Debt of Item 1. Financial Statements for a discussion of various debt-related actions taken by the Company during the six months ended June 30, 2024.

There were no early debt reductions for the three months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structure disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows: $132 million in 2024; $191 million in 2025; $143 million in 2026; $333 million in 2027; $670 million in 2028 and $4.1 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2024, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At June 30, 2024, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2024, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 16 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2024, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2024, the Company had no outstanding borrowings under the commercial paper program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

During the second quarter of 2024, the Company had debt reductions of $5 million related to decreases in the amount of capital leases.

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

During the first six months of 2024, International Paper used 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, including restricted stock tax withholdings during the first three months of 2024. Repurchases of common stock and payments of restricted stock withholding taxes totaled $22 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of June 30, 2024. During the three months ended June 30, 2024, no shares of common stock were repurchased under our share repurchase program.

During the first sixth months of 2023, International Paper used approximately 1.6 million shares of treasury stock for various incentive plans. International Paper also acquired 5.9 million shares of treasury stock, including restricted stock tax withholding during the first three months of 2023. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's repurchase program during this period.

Cash dividend payments related to common stock totaled $321 million and $322 million for the first six months of 2024 and 2023, respectively. Dividends were $0.9250 per share for the first six months of 2024 and 2023.

Our pension plan is currently fully funded and we do not anticipate any required cash contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 15 in the Company's Annual Report. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 when the installment notes and third-party loans were extended. The restructured variable interest entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the variable interest entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the previously disclosed timber monetization restructuring tax matter involving the 2015 Financing Entities. Under this agreement, the Company agreed to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The Company has paid $252 million in U.S. federal income taxes and $58 million in interest expense as a result of the settlement agreement. Of this amount, the Company paid $163 million in U.S. federal income taxes and $30 million in interest during the first quarter of 2023, with the Company fully satisfying the remaining payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter during the second quarter of 2023.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the execution and consummation of corporate transactions or contemplated acquisitions, including our proposed Business Combination with DS Smith Plc. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our proposed Business Combination with DS Smith Plc and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the combined company (ii) uncertainty as to whether or when the Business Combination may be completed, if at all (iii) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (iv) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (v) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (vi) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (vii) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts, and the potential geopolitical and economic consequences associated therewith), changes in currency exchange rates, trade protectionist policies, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (viii) the amount of our future pension funding obligations, and pension and healthcare costs; (ix) the costs of compliance, or the failure to comply with, existing and new environmental (including with respect to climate change and greenhouse gas emissions), tax, labor and employment, privacy, anti- bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations; (x) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xi) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiii) our exposure to claims under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; and (xv) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 14 - Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. Except as set forth in Note 14 – Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, the Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

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

The complexity of the integration and transition associated with the Business Combination, together with DS Smith’s increased scale and global presence, may result in us incurring significant costs to implement changes to our internal control over financial reporting for the Combined Company.

The additional scale of DS Smith’s operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may result in us incurring significant costs, including management time, to integrate and implement changes to our controls over financial reporting with DS Smith. In addition, we will have to train new employees and third-party providers, and assume operations in jurisdictions where we have not previously had operations. We expect that the Business Combination may necessitate significant modifications to our internal control systems, processes and information systems, both on a transition basis and over the longer-term as we fully integrate the combined company. Due to the complexity of the Business Combination, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or implemented in an efficient manner which does not incur significant costs and management time. If we are unable to implement such changes to our internal controls over financial reporting in an efficient manner, our business, financial condition and results of operations and the market perception thereof may be materially adversely affected.

The Business Combination may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

The Business Combination may expose us to significant unanticipated liabilities relating to the operation of the combined company. These liabilities could include employment or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Particularly in international jurisdictions, our acquisition of DS Smith, or our decision to independently enter new international markets where DS Smith previously conducted business, could also expose us to tax liabilities and other amounts owed by DS Smith. The occurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

Certain DS Smith agreements may contain change of control provisions which, if not waived, could have material adverse effects on the combined company.

DS Smith is a party to various agreements with third parties, including certain financing agreements, customer and supplier contracts and other material contracts, that may contain change of control provisions that will be triggered upon the completion of the Business Combination. In addition, certain DS Smith financing instruments, including the Revolving Credit Facility and the DS Smith notes contain change of control provisions that will be triggered upon the completion of the Business Combination if coupled with a downgrade in (or withdrawal of) the credit rating of the applicable instruments to below investment grade during a period of time after completion of the Business Combination. Agreements with change of control provisions typically provide for or permit the termination of the agreement and/or the ability to demand repayment or redemption upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. If the Company and DS Smith determine that one or more such waivers are necessary, DS Smith will make reasonable efforts to seek and obtain these waivers. There can be no assurance that such consent will be obtained at all or on favorable terms, and as of the date of this document, no such waivers have been sought or obtained. The inability to obtain waivers from more than one relevant counterparty and/or the requirement to repay or redeem such financing instruments could have a material adverse effect on the combined company’s business, financial condition, cash flow and results of operations.

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

We and DS Smith are, and, following completion of the Business Combination, the combined company will be, subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and regulations issued by U.S. Customs and Border Protection, the U.S. Bureau of Industry and Security, and the regulations of various foreign governmental and regulatory agencies. We cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. In addition, actual or alleged violations of these laws could result in enforcement actions and financial penalties that could result in substantial costs. The occurrence of any of the foregoing could have a material and adverse effect on our business, financial condition and results of operations.

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

If any of these risks were to materialize, they may have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2024 - April 30, 2024	4,585	$38.69	—	$2.96
May 1, 2024 - May 31, 2024	4,971	36.26	—	2.96
June 1, 2024 - June 30, 2024	64	35.83	—	2.96
Total	9,620
(a) 9,620 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), effective as of May 13, 2024. The 2024 LTICP replaced the Amended and Restated 2009 Incentive Compensation Plan. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of June 30, 2024, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under a previous Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1*+	Notice of Award under the 2024 Long-Term Incentive Plan Performance Stock Unit Inducement Award (stock settled) between International Paper Company and Andrew K. Silvernail, accepted May 7, 2024.

10.2*+
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Units (stock settled) between International Paper Company and Andrew K. Silvernail providing for retirement eligibility at 60 years of age regardless of service.

10.3*+
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between International Paper Company and W. Thomas Hamic, providing for accelerated vesting, accepted June 26, 2024.

10.4	2024 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2024).

10.5*+	Time Sharing Agreement dated May 14, 2024 (and effective May 1, 2024) by and between Andrew K Silvernail and International Paper Company.

10.6*+
Change-in-Control Agreement dated May 6, 2024 by and between Andrew K. Silvernail and International Paper Company providing for retirement eligibility at 60 years of age regardless of service and cash severance payment equal to 2.99 times the sum of base salary plus target bonus.

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

* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

July 26, 2024	By	/s/ Timothy S. Nicholls
Timothy S. Nicholls
Senior Vice President and Chief Financial Officer

July 26, 2024	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller