Form 10-Q
period 2024-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2024-11-01
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 25, 2024 was 347,408,286.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales	$4,686	$4,613	$14,039	$14,315
Costs and Expenses
Cost of products sold	3,342	3,345	10,126	10,347
Selling and administrative expenses	508	286	1,319	1,003
Depreciation and amortization	267	258	806	743
Distribution expenses	357	382	1,127	1,180
Taxes other than payroll and income taxes	37	39	113	115
Restructuring and other charges, net	56	—	59	—
Net (gains) losses on sales of fixed assets	—	—	—	—
Interest expense, net	51	58	152	179
Non-operating pension expense (income)	(12)	13	(34)	40
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	80	232	371	708
Income tax provision (benefit)	(71)	39	(337)	120
Equity earnings (loss), net of taxes	(1)	(1)	(4)	(2)
Earnings (Loss) From Continuing Operations	150	192	704	586
Discontinued operations, net of taxes	—	(27)	—	(14)
Net Earnings (Loss)	$150	$165	$704	$572
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.43	$0.55	$2.02	$1.69
Discontinued operations, net of taxes	—	(0.08)	—	(0.04)
Net earnings (loss)	$0.43	$0.47	$2.02	$1.65
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.42	$0.55	$1.99	$1.68
Discontinued operations, net of taxes	—	(0.08)	—	(0.04)
Net earnings (loss)	$0.42	$0.47	$1.99	$1.64
Average Shares of Common Stock Outstanding – assuming dilution	353.4	348.1	353.6	349.0
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Earnings (Loss)	$150	$165	$704	$572
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	18	22	52	66
Change in cumulative foreign currency translation adjustment	8	438	(41)	399
Total Other Comprehensive Income (Loss), Net of Tax	26	460	11	465
Comprehensive Income (Loss)	$176	$625	$715	$1,037
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,159	$1,113
Accounts and notes receivable, net	3,116	3,059
Contract assets	434	433
Inventories	1,795	1,889
Other current assets	139	114
Total Current Assets	6,643	6,608
Plants, Properties and Equipment, net	9,960	10,150
Investments	161	163
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,326	2,312
Goodwill	3,038	3,041
Overfunded Pension Plan Assets	197	118
Right of Use Assets	438	448
Deferred Charges and Other Assets	398	421
Total Assets	$23,161	$23,261
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$259	$138
Accounts payable	2,436	2,442
Accrued payroll and benefits	637	397
Other current liabilities	1,021	982
Total Current Liabilities	4,353	3,959
Long-Term Debt	5,307	5,455
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,118	2,113
Deferred Income Taxes	957	1,552
Underfunded Pension Benefit Obligation	247	280
Postretirement and Postemployment Benefit Obligation	126	140
Long-Term Lease Obligations	295	312
Other Liabilities	1,129	1,095
Equity
Common stock, $1 par value, 2024 – 448.9 shares and 2023 – 448.9 shares	449	449
Paid-in capital	4,710	4,730
Retained earnings	9,705	9,491
Accumulated other comprehensive loss	(1,554)	(1,565)
	13,310	13,105
Less: Common stock held in treasury, at cost, 2024 – 101.5 shares and 2023 – 102.9 shares	4,681	4,750
Total Equity	8,629	8,355
Total Liabilities and Equity	$23,161	$23,261
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net earnings (loss)	$704	$572
Depreciation and amortization	806	743
Deferred income tax provision (benefit), net	(606)	(47)
Restructuring and other charges, net	59	—
Net (gains) losses on sales and impairments of equity method investments	—	135
Equity method dividends received	—	13
Equity (earnings) losses, net of taxes	4	(109)
Periodic pension (income) expense, net	(1)	70
Other, net	99	36
Changes in current assets and liabilities
Accounts and notes receivable	(79)	201
Contract assets	(1)	7
Inventories	49	62
Accounts payable and accrued liabilities	233	(332)
Interest payable	24	(5)
Other	(10)	(5)
Cash Provided By (Used For) Operations	1,281	1,341
Investment Activities
Invested in capital projects	(661)	(836)
Proceeds from sales of equity method investments, net of transaction costs	—	472
Proceeds from insurance recoveries	25	—
Proceeds from sale of fixed assets	5	4
Other	(3)	2
Cash Provided By (Used For) Investment Activities	(634)	(358)
Financing Activities
Repurchases of common stock and payments of restricted stock tax withholding	(22)	(218)
Issuance of debt	—	772
Reduction of debt	(33)	(689)
Change in book overdrafts	(51)	(26)
Dividends paid	(482)	(482)
Other	—	(1)
Cash Provided By (Used For) Financing Activities	(588)	(644)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(13)	6
Change in Cash and Temporary Investments	46	345
Cash and Temporary Investments
Beginning of period	1,113	804
End of period	$1,159	$1,149

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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company has applied and will continue to apply this guidance to account for contract modifications due to changes in reference rates as those modifications occur. This guidance has not had a material impact and we do not expect it to have a material impact on our consolidated financial statements and related disclosures.

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

Disaggregated Revenue

	Three Months Ended September 30, 2024
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,429	$675	$49	$4,153
Europe, Middle East & Africa ("EMEA")	322	21	—	343
Pacific Rim and Asia	17	14	1	32
Americas, other than U.S.	158	—	—	158
Total	$3,926	$710	$50	$4,686

Operating Segments
North American Industrial Packaging	$3,640	$—	$—	$3,640
EMEA Industrial Packaging	322	—	—	322
Global Cellulose Fibers	—	710	—	710
Intrasegment Eliminations	(36)	—	—	(36)
Corporate & Intersegment Sales	—	—	50	50
Total	$3,926	$710	$50	$4,686
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2024
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,067	$1,994	$242	$12,303
EMEA	998	58	—	1,056
Pacific Rim and Asia	50	79	1	130
Americas, other than U.S.	550	—	—	550
Total	$11,665	$2,131	$243	$14,039

Operating Segments
North American Industrial Packaging	$10,754	$—	$—	$10,754
EMEA Industrial Packaging	998	—	—	998
Global Cellulose Fibers	—	2,131	—	2,131
Intrasegment Eliminations	(87)	—	—	(87)
Corporate & Intersegment Sales	—	—	243	243
Total	$11,665	$2,131	$243	$14,039
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,281	$646	$101	$4,028
EMEA	316	26	—	342
Pacific Rim and Asia	9	53	—	62
Americas, other than U.S.	181	—	—	181
Total	$3,787	$725	$101	$4,613

Operating Segments
North American Industrial Packaging	$3,491	$—	$—	$3,491
EMEA Industrial Packaging	316	—	—	316
Global Cellulose Fibers	—	725	—	725
Intrasegment Eliminations	(20)	—	—	(20)
Corporate & Intersegment Sales	—	—	101	101
Total	$3,787	$725	$101	$4,613
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2023
In millions	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,041	$1,992	$327	$12,360
EMEA	1,058	77	—	1,135
Pacific Rim and Asia	24	165	—	189
Americas, other than U.S.	631	—	—	631
Total	$11,754	$2,234	$327	$14,315

Operating Segments
North American Industrial Packaging	$10,765	$—	$—	$10,765
EMEA Industrial Packaging	1,058	—	—	1,058
Global Cellulose Fibers	—	2,234	—	2,234
Intrasegment Eliminations	(69)	—	—	(69)
Corporate & Intersegment Sales	—	—	327	327
Total	$11,754	$2,234	$327	$14,315
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until goods are transferred to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $11 million and $32 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $86 million and $92 million at September 30, 2024 and December 31, 2023, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2024 and 2023 is provided below:

	Three Months Ended September 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595
Issuance of stock for various plans, net	—	22	—	—	—	22
Common stock dividends ($0.4625 per share)	—	—	(164)	—	—	(164)
Comprehensive income (loss)	—	—	150	26	—	176
Ending Balance, September 30	$449	$4,710	$9,705	$(1,554)	$4,681	$8,629

	Nine Months Ended September 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(20)	—	—	(91)	71
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($1.3875 per share)	—	—	(490)	—	—	(490)
Comprehensive income (loss)	—	—	704	11	—	715
Ending Balance, September 30	$449	$4,710	$9,705	$(1,554)	$4,681	$8,629

	Three Months Ended September 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,688	$9,938	$(1,920)	$4,751	$8,404
Issuance of stock for various plans, net	—	17	—	—	(1)	18
Repurchase of stock	—	—	—	—	—	—
Common stock dividends ($0.4625 per share)	—	—	(165)	—	—	(165)
Comprehensive income (loss)	—	—	165	460	—	625
Ending Balance, September 30	$449	$4,705	$9,938	$(1,460)	$4,750	$8,882

	Nine Months Ended September 30, 2023
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	(20)	—	—	(76)	56
Repurchase of stock	—	—	—	—	219	(219)
Common stock dividends ($1.3875 per share)	—	—	(489)	—	—	(489)
Comprehensive income (loss)	—	—	572	465	—	1,037
Ending Balance, September 30	$449	$4,705	$9,938	$(1,460)	$4,750	$8,882

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,242)	$(1,151)	$(1,276)	$(1,195)
Amounts reclassified from accumulated other comprehensive income	18	22	52	66
Balance at end of period	(1,224)	(1,129)	(1,224)	(1,129)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(330)	(761)	(281)	(722)
Other comprehensive income (loss) before reclassifications	8	(79)	(41)	(118)
Amounts reclassified from accumulated other comprehensive income	—	517	—	517
Balance at end of period	(322)	(323)	(322)	(323)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)	(8)	(8)
Balance at end of period	(8)	(8)	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,554)	$(1,460)	$(1,554)	$(1,460)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2024 and 2023:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(6)	$(10)	$(18)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(20)	(23)	(59)	(69)	(a)	Non-operating pension expense (income)
Total pre-tax amount	(24)	(29)	(69)	(87)
Tax (expense) benefit	6	7	17	21
Net of tax	(18)	(22)	(52)	(66)

Change in cumulative foreign currency translation adjustments:
Business acquisitions/divestitures	—	(517)	—	(517)		Discontinued operations, net of taxes
Tax (expense)/benefit	—	—	—	—
Net of tax	—	(517)	—	(517)

Total reclassifications for the period	$(18)	$(539)	$(52)	$(583)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2024	2023	2024	2023
Earnings (loss) from continuing operations	$150	$192	$704	$586
Weighted average common shares outstanding	347.4	346.0	347.1	347.2
Effect of dilutive securities
Restricted performance share plan	6.0	2.1	6.5	1.8
Weighted average common shares outstanding – assuming dilution	353.4	348.1	353.6	349.0
Basic earnings (loss) per share from continuing operations	$0.43	$0.55	$2.02	$1.69
Diluted earnings (loss) per share from continuing operations	$0.42	$0.55	$1.99	$1.68

NOTE 7 - RESTRUCTURING AND OTHER CHARGES, NET

2024: During the three months and nine months ended September 30, 2024, the Company recorded restructuring and other charges of $56 million for severance related to the resource realignment component of our 80/20 strategic approach. These severance charges include $38 million, $17 million and $1 million in the Corporate, Industrial Packaging and Global Cellulose Fibers segments, respectively. The majority of the severance charges will be paid in the first quarter of 2025.

The Company also recorded restructuring and other charges of $3 million for the nine months ended September 30, 2024 for costs associated with the permanent closure of our containerboard mill in Orange, Texas and the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills.

2023: There were no restructuring and other charges recorded during the three months and nine months ended September 30, 2023.

NOTE 8 - ACQUISITIONS

On April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc, a public limited company incorporated in England and Wales (“DS Smith”), in an all-stock transaction (the “Business Combination”). Under the terms of the Business Combination, each DS Smith share will be valued at 415 pence per share based on the Company’s closing share price of $40.85 and GBP/USD exchange rate of 1.2645 on March 25, 2024, being the close of business on the last day prior to the announcement by DS Smith of a previously disclosed possible offer by the Company. This will result in IP issuing 0.1285 shares for each DS Smith share, resulting in pro forma ownership of 66.3% for IP shareholders and 33.7% for DS Smith shareholders, with an implied enterprise value of approximately $9.9 billion. Costs related to the transaction were $26 million and $48 million for the three months and nine months ended September 30, 2024, respectively. In connection with the Business Combination, the Company also intends to seek a secondary listing of International Paper common stock on the London Stock Exchange. Following completion of the Business Combination, Memphis, Tennessee, will be the headquarters of the combined company, with plans to establish a Europe, Middle East and Africa ("EMEA") headquarters at DS Smith’s existing main office in London. Upon the completion of the Business Combination, it is intended that the Company’s board of directors will form the board of directors of the combined company, and that up to two directors of DS Smith will be invited to join the board of directors of the combined company. Mr. Andrew K. Silvernail will be Chairman of the Board of Directors and Chief Executive Officer of the combined company. On June 25, 2024, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), for the proposed Business Combination expired, which removes the HSR Act's bar to closing.

The Company expects to effect the Business Combination by way of scheme of arrangement under the laws of England and Wales, such that the proposed issuance (the “Share Issuance”) of new shares of common stock of the Company, par value $1.00 per share (the “Company Common Stock”) to the shareholders of DS Smith in connection with the Business Combination is not expected to require registration under the U.S. Securities Act, as amended.

In connection with the Share Issuance, the Company on September 11, 2024, published a prospectus in accordance with the Prospectus Regulation Rules of the U.K. Financial Conduct Authority (the “FCA”) made under Section 73A of the U.K. Financial Services and Markets Act 2000, as amended (the “U.K. Prospectus”), which the Company intends to supplement in accordance with the Prospectus Regulation Rules. The U.K. Prospectus relates to the admission of the Company Common Stock to the equity shares (international commercial companies secondary listing) category of the Official List of the FCA and to trading on the main market for listed securities of the London Stock Exchange in connection with the Business Combination. Also on September 11, 2024, DS Smith published a scheme document (the “U.K. Scheme Document”) prepared in accordance with Part 26 of the UK Companies Act 2006, containing the full terms and conditions of the Business Combination, and which set October 7, 2024 as the date of DS Smith’s shareholder meeting to approve the Business combination. On October 7, 2024, DS Smith announced that the shareholders of DS Smith voted to approve the proposals related to the Business Combination at a meeting of the DS Smith shareholders.

The Company filed its definitive proxy statement on Schedule 14A with the SEC on September 12, 2024 (together with any amendments and supplements thereto, the "Definitive Proxy Statement") related to the Share Issuance. On October 11, 2024, International Paper announced that the shareholders of the Company had voted to approve the Share Issuance at a duly convened meeting of the shareholders of the Company.

The Business Combination remains subject to satisfaction or waiver of the conditions described in the Definitive Proxy Statement, including among other things, antitrust clearance from the European Commission. International Paper and DS Smith continue to work collaboratively with the European Commission with a view to obtaining the requisite clearance. The Business Combination is expected to become effective (subject to all conditions being satisfied) early in the first quarter of 2025.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $976 million and $950 million at September 30, 2024 and December 31, 2023, respectively.

Accounts and Notes Receivable

In millions	September 30, 2024	December 31, 2023
Accounts and notes receivable, net:
Trade (less allowances of $31 in 2024 and $34 in 2023)	$2,850	$2,841
Other	266	218
Total	$3,116	$3,059

Inventories

In millions	September 30, 2024	December 31, 2023
Raw materials	$199	$229
Finished pulp, paper and packaging	867	975
Operating supplies	646	622
Other	83	63
Total	$1,795	$1,889

Plants, Properties and Equipment

Accumulated depreciation was $20.0 billion and $19.6 billion at September 30, 2024 and December 31, 2023, respectively. Depreciation expense was $257 million and $248 million for the three months ended September 30, 2024 and 2023, respectively, and $776 million and $715 million for the nine months ended September 30, 2024 and 2023, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $100 million and $141 million at September 30, 2024 and December 31, 2023, respectively.

Accounts Payable

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $105 million and $122 million of supplier finance program liabilities as of September 30, 2024 and December 31, 2023, respectively.

Interest

Interest payments made during the nine months ended September 30, 2024 and 2023 were $315 million and $333 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Interest expense	$106	$105	$322	$311
Interest income	55	47	170	132
Capitalized interest costs	6	5	14	16

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $104 million and $103 million related to asset retirement obligations at September 30, 2024 and December 31, 2023, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 29 years. Total lease costs were $82 million and $76 million for the three months ended September 30, 2024 and 2023, respectively, and $240 million and $224 million for the nine months ended September 30, 2024 and 2023, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	Right-of-use assets	$438	$448
Finance lease assets	Plants, properties and equipment, net (a)	41	47
Total leased assets		$479	$495
Liabilities
Current
Operating	Other current liabilities	$154	$153
Finance	Notes payable and current maturities of long-term debt	11	11
Noncurrent
Operating	Long-term lease obligations	295	312
Finance	Long-term debt	39	44
Total lease liabilities		$499	$520

(a)Finance leases are recorded net of accumulated amortization of $71 million and $67 million as of September 30, 2024 and December 31, 2023, respectively.

NOTE 11 - EQUITY METHOD INVESTMENTS

The Company accounts for the following investment under the equity method of accounting.

Ilim S.A.

On September 18, 2023, pursuant to a previously announced agreement, the Company completed the sale of its 50% equity interest in Ilim S.A. ("Ilim"), which was a joint venture that operated a pulp and paper business in Russia and its subsidiaries including Ilim Group, to its joint venture partners for $484 million in cash. The Company also completed the sale of all of its Ilim Group shares (constituting a 2.39% stake) for $24 million, and divested other non-material residual interests associated with Ilim, to its joint venture partners. Following the completed sales, the Company no longer has an interest in Ilim or any of its subsidiaries. Additionally, we incurred transaction fees of $36 million in the third quarter of 2023 in connection with the sale of our investment. The Company reclassified currency translation adjustments in AOCI of $517 million to the investment at the completion of the transaction.

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
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit)

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine months ended September 30, 2024:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of January 1, 2024
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
Total	3,041	—	3,041
Currency translation and other (a)	(3)	—	(3)
Goodwill additions/reductions	—	—	—
Balance as of Sept 30, 2024
Goodwill	3,410	52	3,462
Accumulated impairment losses	(372)	(52)	(424)
Total	$3,038	$—	$3,038
     (a) Represents the effects of foreign currency translations and reclassifications

Other Intangibles

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying condensed consolidated balance sheet and comprised the following:

	September 30, 2024			December 31, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$493	$356	$137	$494	$335	$159
Tradenames, patents and trademarks, and developed technology	171	160	11	170	154	16
Land and water rights	8	2	6	8	2	6
Other	20	18	2	21	19	2
Total	$692	$536	$156	$693	$510	$183

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Amortization expense related to intangible assets	$9	$9	$28	$27

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $285 million and $295 million for the nine months ended September 30, 2024 and 2023, respectively.

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

During the second quarter, the Company completed an internal legal entity restructuring for which a capital loss was recognized for U.S. federal and state income tax purposes. The Company intends to use this capital loss to offset capital gains, and, as such, recorded a deferred tax asset and a deferred tax benefit of approximately $338 million in the second quarter, which impacted the effective income tax rate for the three months and six months ended June 30, 2024. During the third quarter of 2024, an adjustment to the capital loss amount resulted in an additional deferred tax asset and deferred tax benefit recorded of $78 million.

On September 3, 2024, the Company received the Unagreed Revenue Agent Report from the Internal Revenue Service relating to investment tax credits for the 2017-2019 years that currently are under examination. The estimated net incremental tax liability associated with the proposed adjustments would be approximately $50 million. The Company disagrees with the proposed adjustments and initiated the administrative appeals process on October 30, 2024 with the filing of our Protest of the proposed adjustments. An unfavorable resolution in the administrative appeals process or future tax litigation could result in cash tax payments and could adversely impact the effective tax rate.

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

Assessments of lawsuits and claims and the estimates reflected herein, are subject to significant judgments about future events, rely heavily on estimates and assumptions, and are otherwise subject to significant known and unknown uncertainties. The matters underlying such estimates may change from time to time and actual losses may vary significantly from current estimates. Additionally, the estimated liability for loss contingencies does not include matters or losses that are not reasonably estimable and probable.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $262 million and $251 million in the aggregate as of September 30, 2024 and December 31, 2023, respectively. Other than as described below, completion of required environmental remedial actions ("RAs") is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site with an estimated cost of $46 million. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site, the estimated cost of which is included within the soil remedy referenced above. The estimated liability for the Cass Lake superfund site was $49 million and $46 million as of September 30, 2024 and December 31, 2023, respectively.

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

The total estimated liability for the Kalamazoo River superfund site was $12 million and $27 million as of September 30, 2024 and December 31, 2023, respectively. The estimated liability decrease results from the completion of significant remediation activity in 2024.

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

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants. The lawsuit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into the Final Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Final Judgment of the Court, finding that the lawsuit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's lawsuit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes the District Court’s Final Judgment on Remand regarding liability for future costs is in error and is appealing the Final Judgment on Remand on future costs liability to the Sixth Circuit.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation ("MIMC"), a subsidiary of Waste Management, Inc. ("WMI"), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs have been actively participating in the activities at the site and share the costs of these activities.

In October 2017, the EPA issued a ROD selecting the final remedy for the site: removal and relocation of the waste material from both the northern and southern impoundments. The EPA did not specify the methods or practices needed to perform this work. The EPA’s selected remedy was accompanied by a cost estimate of approximately $115 million ($105 million for the northern impoundment and $10 million for the southern impoundment). Subsequent to the issuance of the ROD, there have been numerous meetings between the EPA and the PRPs, and the Company continues to work with the EPA and MIMC/WMI to develop the RD.

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

With respect to the northern impoundment, the PRPs submitted the final component of the 90% to the EPA in November 2022. Upon submittal of the final component, an updated engineering estimate was developed, and the Company increased the estimated liability amount by approximately $21 million, which represents the Company's 50% share of our estimate of the low end of the range of probable remediation costs. On January 5, 2024, the PRPs received comments from the EPA on the November 2022 90% RD submittal. The PRPs responded to the EPA comments in late January 2024. In April 2024, the EPA responded to the submitted plans and requested a 100% RD by July 17, 2024, which was timely submitted by the PRPs. Among other things, the revised RD proposes design changes that include modification of the wastewater treatment facilities, changes to outer walls, and the addition of scour and barge protection systems. During the nine months ended September 30, 2024, the Company increased the estimated liability amount by approximately $25 million to account for the design changes and the updated estimate of costs from the site engineer. This amount represents the Company’s 50% share of the low end of the range of estimated remediation costs. While several key technical issues have been resolved, respondents still face significant challenges remediating this area in a cost-efficient manner that will not result in a release of contaminated materials to the environment during the excavation, removal and transport of the materials. Our discussions with the EPA on the best approach to remediation will continue. The EPA provided comments to the 100% RD on October 25, 2024 with a request for response due on November 25, 2024. The Company is reviewing the comments and intends to timely respond by the requested deliverable date. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible. The total estimated liability for the southern and northern impoundment was $97 million and $83 million as of September 30, 2024 and December 31, 2023, respectively.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $30 million as of both September 30, 2024 and December 31, 2023.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $109 million and $97 million as of September 30, 2024 and December 31, 2023, respectively, both net of estimated insurance recoveries. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) which was recorded in the third quarter of 2019. We appealed the ICA decision, and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. We further appealed the Council of State decision to uphold the ICA’s findings, and in March 2024, the Council of State published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP appealed the ICA's redetermination decision as inconsistent with the Council of State's March 2024 decision and its March 2023 referral back to the ICA. In July 2024, the Council of State partially annulled the ICA redetermination decision, reducing IP Italy's fine by $6 million. As of September 30, 2024, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy is determining whether to further appeal the Council of State's decision seeking further reduction. The Company and other producers also have been named in lawsuits, and we have received other claims, by a number of customers in Italy for damages associated with the alleged anticompetitive conduct. We do not believe material losses arising from such private lawsuits and claims are probable.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $107 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $261 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $368 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $236 million of the total $368 million as of September 30, 2024. This ruling, however, is subject to appeal by the Brazilian Federal Revenue Service. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at September 30, 2024. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2024, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.4 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Revenue (a)	$39	$36	$116	$105
Expense (b)	33	34	103	100
Cash receipts (c)	34	33	102	88
Cash payments (d)	32	32	98	89

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for both the three months and nine months ended September 30, 2024 and 2023, respectively, of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for both the three months and nine months ended September 30, 2024 and 2023, respectively, of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
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

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2024, the Company had no borrowings outstanding under the program.

At September 30, 2024, International Paper’s credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At September 30, 2024, the Company had no borrowings outstanding under the receivables securitization program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

During the second quarter of 2024, the Company had debt reductions of $5 million related to decreases in the amount of capital leases.

During the third quarter of 2024, the Company had debt reductions of $25 million which included the repayment of an approximately $22 million environmental development bond ("EDB") with an interest rate of 1.90% that matured on August 1, 2024, and $3 million related to decreases in the amount of capital leases.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2024, we were in compliance with our debt covenants.

At September 30, 2024, the fair value of International Paper’s $5.6 billion of debt was approximately $5.5 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

Net periodic pension expense (income) for our qualified and nonqualified U.S. defined benefit plans comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Service cost	$12	$12	$39	$36
Interest cost	112	115	335	345
Expected return on plan assets	(148)	(133)	(444)	(398)
Actuarial loss	20	23	59	69
Amortization of prior service cost	4	6	10	18
Net periodic pension expense (income)	$—	$23	$(1)	$70

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2024 or 2023. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $16 million for the nine months ended September 30, 2024.

NOTE 18 - STOCK-BASED COMPENSATION

On February 13, 2024, the Company's Board of Directors, upon recommendation of the Management Development and Compensation Committee (the "Committee"), authorized adoption of a 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP") to replace the 2009 Amended and Restated Incentive Compensation Plan (the "2009 Plan"), subject to shareholder approval at the Company's annual meeting of shareholders held on May 13, 2024. The 2024 LTICP became effective following approval by shareholders at the May 13, 2024 annual meeting and replaced the 2009 Plan. The 2024 LTICP authorized up to 9,250,000 shares of our Class A common stock, par value $1.00 per share, available for future grants in the form of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. The LTICP is administered by the Committee. As of September 30, 2024, 9.2 million shares were available for grant under the 2024 LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Total stock-based compensation expense (selling and administrative)	$25	$7	$60	$33
Income tax benefits related to stock-based compensation	—	—	13	11

At September 30, 2024, $79 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.

Long-Term Incentive Plan

During the first nine months of 2024, the Company granted 2.0 million performance units at an average grant date fair value of $35.25 and 1.4 million time-based units at an average grant date fair value of $36.15.

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

Net sales by business segment for the three months and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Industrial Packaging	$3,926	$3,787	$11,665	$11,754
Global Cellulose Fibers	710	725	2,131	2,234
Corporate and Intersegment Sales	50	101	243	327
Net Sales	$4,686	$4,613	$14,039	$14,315

Operating profit (loss) by business segment for the three months and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Industrial Packaging	$197	$325	$704	$951
Global Cellulose Fibers	40	27	24	41
Business Segment Operating Profit (Loss)	$237	$352	$728	$992

Net Earnings (Loss) From Continuing Operations	$150	$192	$704	$586
Add back (deduct):
Income tax provision (benefit)	(71)	39	(337)	120
Equity (earnings) loss, net of taxes	1	1	4	2
Earnings (loss) from continuing operations before income taxes and equity earnings	80	232	371	708
Interest expense, net	51	58	152	179
Adjustment for less than wholly owned subsidiaries	(1)	—	(4)	—
Corporate expenses, net	5	20	52	36
Corporate net special items	89	29	163	29
Business net special items	25	—	28	—
Non-operating pension expense (income)	(12)	13	(34)	40
Business Segment Operating Profit (Loss)	$237	$352	$728	$992

NOTE 20 - SUBSEQUENT EVENT

Global Cellulose Fibers

The Company announced in the fourth quarter of 2024, the decision to review strategic options for our Global Cellulose Fibers (GCF) business. The decision to explore alternatives for the GCF business is consistent with the Company's strategy to focus on sustainable packaging solutions.

Additionally, the Company announced on October 31, 2024, the permanent closure of its Georgetown, South Carolina pulp mill. The mill will shut down in stages with a full closure expected by the end of 2024. The Company expects to recognize costs associated with the closure in the fourth quarter of 2024, including accelerated depreciation and pre-tax cash severance and other shutdown charges. The Company expects closure of this mill to reduce its workforce by approximately 675 employees. The Georgetown, South Carolina mill produces fluff pulp designed for a range of consumer applications. It also produces uncoated freesheet papers which it sells to Sylvamo under a strategic supply contract. The Company and Sylvamo mutually agreed to terminate this contract effective December 31, 2024.

Industrial Packaging

The Company completed the sale of the permanently closed Orange, Texas containerboard mill on October 31, 2024 for approximately $85 million in cash. The Company expects to recognize an approximate $60 million gain in the fourth quarter of 2024 on the sale of the mill.

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

EXECUTIVE SUMMARY

Net earnings (loss) were $150 million ($0.42 per diluted share) in the third quarter of 2024, compared with $498 million ($1.41 per diluted share) in the second quarter of 2024 and $165 million ($0.47 per diluted share) in the third quarter of 2023. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $153 million ($0.44 per diluted share) in the third quarter of 2024, compared with $193 million ($0.55 per diluted share) in the second quarter of 2024 and $224 million ($0.64 per diluted share) in the third quarter of 2023.

During 2024, the Company began implementing an 80/20 strategic approach to drive transformational performance. Through the 80/20 strategic approach, we intend to deliver profitable market share growth by striving to be the lowest-cost producer and the most reliable and innovative sustainable packaging solutions provider to our customers across North America and EMEA. As part of the Company’s 80/20 strategic approach, the Company intends to guide investments and align resources to win with customers, while reducing complexity and cost across the Company. We took actions in the third quarter, including the initiation of a corporate overhead restructuring plan aimed at better aligning our workforce with the needs of the business and our customers, optimizing our organizational structure and reducing operating costs. We also expect incremental restructuring costs in the fourth quarter of 2024 in connection with this plan. We expect significant earnings benefit in 2025 from these restructuring actions. Additionally, we continue to make investments to strengthen our most competitive and strategic assets, along with facility closures to structurally reduce operating costs. This includes the closure of five packaging plants in our North American Industrial Packaging business planned for the fourth quarter of 2024, along with the closure of our Georgetown, South Carolina pulp and paper mill in our Global Cellulose Fibers business. In addition, we announced in October that we are exploring strategic options for our Global Cellulose Fibers business. Finally, we continue to make progress towards our announced acquisition of DS Smith with the expectation that the transaction will close early in the first quarter of 2025.

International Paper delivered solid earnings in the third quarter of 2024 on higher sales prices across the portfolio including benefits from our box go-to-market strategy, along with a moderately improving box demand environment. Comparing our performance in the third quarter of 2024 to the second quarter of 2024, price and mix in our Industrial Packaging business was higher due to the realization of benefits from prior index movements along with the margin improvements from our box go-to-market strategy. Price and mix in our Global Cellulose Fibers business was higher due to prior index movements. Although we see moderately improving demand trends, volume in our Industrial Packaging business was seasonally lower, as expected, and we continue to deploy our commercial strategies across the portfolio. Volume in our Global Cellulose Fibers business was sequentially flat overall, as improved demand for absorbent pulp was offset by lower sales of commodity grades, as we continued to focus on strategically aligning our business with the most attractive customers and end markets. Operations and costs were sequentially higher in our Industrial Packaging business due to seasonally higher labor costs, higher employee incentive compensation, the impacts of reliability incidents, increased maintenance spending and weather events. Operations and costs in our Global Cellulose Fibers business were higher due to mill reliability incidents, higher employee incentive compensation and timing of spending. Planned maintenance outages were higher in our Industrial Packaging business while lower in our Global Cellulose Fibers business. Input costs were higher in our Industrial Packaging business driven by higher energy and wood costs. Input costs in our Global Cellulose Fibers business were flat as lower energy and chemical costs were offset by higher wood costs.

Looking ahead to the fourth quarter of 2024, as compared to the third quarter of 2024, in our Industrial Packaging business, we expect price and mix to improve earnings from prior index movements in North America and along with some incremental benefit from continued progress with our box go-to-market strategy. Volume is expected to be lower in North America with two less shipping days versus the third quarter of 2024, partially offset by seasonally higher daily demand. Operations and costs are expected to be slightly lower on improved performance and reliability, partially offset by higher seasonal costs and the non-repeat of favorable non-recurring items in the third quarter of 2024. We expect fourth quarter earnings will be impacted by accelerated depreciation associated with the closure of five packaging facilities in the fourth quarter of 2024. Maintenance outage expense is expected to be lower in the fourth quarter of 2024. Input costs are also expected to be lower on decreased recovered fiber and wood costs. In our Global Cellulose Fibers business, we expect price and mix to decrease earnings on prior index movements. Volume is expected to be stable. Operations and costs are expected to be marginally lower on improved performance and reliability which will largely be offset by higher seasonal costs along with higher distribution costs. Fourth quarter earnings will be significantly impacted from approximately $220 million of accelerated depreciation charges associated with the closure of the Georgetown, South Carolina pulp and paper mill anticipated to be incurred in the fourth quarter of 2024. Maintenance outage expense is expected to be higher while input costs are expected to be stable relative to the third quarter of 2024.

Restructuring Actions

On October 15, 2024, the Company announced a corporate overhead restructuring plan aimed at reducing operating costs, optimizing our organizational structure, and better aligning our workforce with the needs of our business and customers. The majority of this corporate overhead restructuring plan is expected to be substantially implemented in the three months ended December 31, 2024.

Under this corporate overhead restructuring plan, the Company plans to reduce its workforce by approximately 650 employees. The Company estimates it will incur aggregate pre-tax restructuring charges of approximately $80 million related to one-time severance payments and other employee termination benefits, with $49 million of such charges recorded in the three months ended September 30, 2024, and approximately $30 million of such charges anticipated to be recorded in the three months ended December 31, 2024.

In addition, as set forth below under Part II, Item 5 of this Form 10-Q, on October 31, 2024, the Company announced that it plans to permanently close its pulp and paper mill in Georgetown, South Carolina. The mill will shut down in stages with all operations expected to cease by year end. The Company estimates that the closure will result in aggregate pre-tax charges of approximately $270 million, comprised of noncash accelerated depreciation of approximately $220 million and severance and other shutdown charges of approximately $50 million. The Company anticipates that these charges will be recorded during the three months ending December 31, 2024. The Company expects closure of this mill to reduce its workforce by approximately 675 employees.

On October 31, 2024, the Company completed the sale of the permanently closed Orange, Texas containerboard mill, the initial closure of which was announced in a Current Report on Form 8-K filed by the Company on October 28, 2023, for approximately $85 million in cash. The Company expects to recognize an approximately $60 million gain in the fourth quarter of 2024 on the sale of the mill.

Moreover, as noted above, we plan to close five packaging facilities in our North American Industrial Packaging business in the fourth quarter of 2024. We incurred pre-tax restructuring charges of approximately $7 million related to these actions during the three months ended September 30, 2024, and anticipate recording approximately $18 million of additional pre-tax restructuring charges and approximately $15 million of accelerated depreciation associated with these actions during the three months ended December 31, 2024.

Review of Strategic Options for Global Cellulose Fibers Business

On October 31, 2024, the Company announced that we are reviewing strategic options for our global cellulose fibers business. The decision to explore alternatives for this business is consistent with the Company’s strategy to focus on sustainable packaging solutions. There can be no assurance that this review will result in any kind of transaction or other outcome. The Company intends to provide updates on the progress of its review only if and when it deems further disclosure is required or appropriate.

Contemplated Acquisition of DS Smith

We continue to make progress toward our announced acquisition of DS Smith Plc, a public limited company incorporated in England and Wales ("DS Smith"), having achieved significant milestones during the third quarter of 2024. As previously disclosed in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”), on April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith in an all-stock transaction (the “Business Combination”). For more information on the announcement, please see Note 8 - Acquisitions and our public filings with the SEC. The Company expects to effect the Business Combination by way of a scheme of arrangement under the laws of England and Wales, such that the proposed issuance (the “Share Issuance”) of new shares of common stock of the Company, par value $1.00 per share (the “Company Common Stock”) to the shareholders of DS Smith in connection with the Business Combination is not expected to require registration under the U.S. Securities Act of 1933, as amended.

In connection with the Share Issuance, the Company, on September 11, 2024, published a prospectus in accordance with the Prospectus Regulation Rules of the U.K. Financial Conduct Authority (the “FCA”) made under Section 73A of the U.K. Financial Services and Markets Act 2000, as amended (the “U.K. Prospectus”), which the Company intends to supplement in accordance with the Prospectus Regulation Rules. The U.K. Prospectus relates to the admission of the shares of the Company Common Stock to the equity shares (international commercial companies secondary listing) category of the Official List of the FCA and to trading on the main market for listed securities of the London Stock Exchange in connection with the Business Combination. Also on September 11, 2024, DS Smith published a scheme document (the “U.K. Scheme Document”) prepared in accordance with Part 26 of the UK Companies Act 2006, containing the full terms and conditions of the Business Combination. On October 7, 2024, DS Smith announced that the shareholders of DS Smith voted to approve the proposals related to the Business Combination at a meeting of the DS Smith shareholders.

The Company filed its definitive proxy statement on Schedule 14A with the SEC on September 12, 2024 (together with any amendments and supplements thereto, the “Definitive Proxy Statement”) related to the Share Issuance. On October 11, 2024, International Paper announced that the shareholders of the Company voted to approve the Share Issuance at a duly convened special meeting of the shareholders of the Company.

The Business Combination remains subject to the satisfaction or waiver of the conditions described in the Definitive Proxy Statement, including among other things, antitrust clearance from the European Commission. International Paper and DS Smith continue to work collaboratively with the European Commission with a view to obtaining the requisite clearance. The Business Combination is expected to become effective (subject to all Conditions being satisfied) early in the first quarter of 2025.

Reconciliation of Net earnings (loss) to Adjusted operating earnings (loss)

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures defined as net earnings (loss) (a GAAP measure) excluding discontinued operations, net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of discontinued operations, non-operating pension expense (income) and net special items, as described in greater detail below, from net earnings (loss) reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses these non-GAAP measures to focus on ongoing operations and believes that such non-GAAP measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using these non-GAAP measures, along with the most directly comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.

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

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2024	2023	2024
Net earnings (loss)	$150	$165	$498
Less - Discontinued operations (gain) loss	—	27	—
Earnings (loss) from continuing operations	150	192	498
Add back - Non-operating pension expense (income)	(12)	13	(10)
Add back - Net special items expense (income)	114	29	49
Income taxes - Non-operating pension and special items (a)	(99)	(10)	(344)
Adjusted operating earnings (loss)	$153	$224	$193
(a)    Special items for the three months ended September 30, 2024 include a tax benefit of $78 million related to internal legal entity restructuring. This amount also includes tax expense of $3 million on the non-operating pension income and a tax benefit of $24 million associated with special items. Special items for the three months ended September 30, 2023 include a tax benefit of $3 million on the non-operating pension expense and a tax benefit of $7 million associated with special items. Special items for the three months ended June 30, 2024 include a tax benefit of $338 million related to internal legal entity restructuring. This amount also includes tax expense of $2 million on the non-operating pension income and a tax benefit of $8 million associated with special items.

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	September 30,						June 30,
	2024			2023			2024
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Business Segments
Severance costs	$18	$13	(a)	$—	$—		$—	$—
Third-party warehouse fire	13	9	(b)	—	—		—	—
Italy antitrust	(6)	(6)	(c)	—	—		—	—
Net (gain) loss on miscellaneous land sales	—	—		—	—		(5)	(4)	(g)
Business Segments Total	25	16		—	—		(5)	(4)
Corporate
Severance costs	38	29	(a)	—	—		—	—
DS Smith combination costs	26	26	(d)	—	—		17	17	(d)
Strategic advisory fees	25	19	(d)	—	—		12	9	(d)
Environmental remediation adjustment	—	—		29	22	(f)	25	19	(h)
Corporate Total	89	74		29	22		54	45
Tax expense (benefit)
Tax benefit related to internal legal entity restructuring	—	(78)	(e)	—	—		—	(338)	(e)
Tax benefit related to settlement of tax audits	—	—		—	—		—	—
Tax Total	—	(78)		—	—		—	(338)
Total Net Special Items	$114	$12		$29	$22		$49	$(297)

(a)	Severance costs associated with the Company's 80/20 strategic approach which includes the realignment of resources recorded in restructuring and other charges, net.
(b)	The Company's cost for third-party damages associated with a warehouse fire in Morocco recorded in cost of products sold.
(c)	Settlement associated with an Italian antitrust matter initially recorded as a special item in 2019 recorded in cost of products sold.
(d)	Transaction related costs that the Company believes are not reflective of the Company's underlying operations recorded in selling and administrative expenses.
(e)	Tax benefit resulting from internal legal entity restructuring recorded in income tax provision (benefit).
(f)	Environmental remediation adjustment associated with remediation work at a wastewater management unit at a mill that the Company divested in 1999 recorded in cost of products sold.
(g)	(Gains) losses recognized in connection with miscellaneous land sales that the Company believes are not reflective of the Company's underlying operations recorded in net (gains) losses on sale of fixed assets.
(h)	Environmental remediation adjustment associated with remediation work at a waste pit site at a mill acquired but never operated by the Company and last utilized by the predecessor owner of the mill recorded in cost of products sold.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a per share basis:

	Three Months Ended September 30,		Three Months Ended June 30,
	2024	2023	2024
Diluted earnings (loss) per share	$0.42	$0.47	$1.41
Less - Discontinued operations (gain) loss per share	—	0.08	—
Diluted earnings (loss) per share from continuing operations	0.42	0.55	1.41
Add back - Non-operating pension expense (income) per share	(0.03)	0.04	(0.02)
Add back - Net special items expense (income) per share	0.33	0.08	0.14
Income taxes per share - Non-operating pension and special items	(0.28)	(0.03)	(0.98)
Adjusted operating earnings (loss) per share	$0.44	$0.64	$0.55

Cash provided by operations, including discontinued operations, totaled $1.3 billion for both of the first nine months of 2024 and 2023. The Company generated free cash flow of $620 million and $505 million in the first nine months of 2024 and 2023, respectively. Free cash flow is a non-GAAP measure, which equals cash provided by operations less cash invested in capital projects, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2024	2023
Cash provided by operations	$1,281	$1,341
Adjustments:
Cash invested in capital projects	(661)	(836)
Free Cash Flow	$620	$505

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
RESULTS OF OPERATIONS
The following summarizes our results of continuing operations for third quarter of 2024 compared with the second quarter of 2024 and the third quarter of 2023:

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2024	2023	2024
Net sales	$4,686	$4,613	$4,734
Cost of products sold	3,342	3,345	3,360
Selling and administrative expenses	508	286	453
Depreciation and amortization	267	258	261
Distribution expenses	357	382	379
Taxes other than payroll and income taxes	37	39	35
Restructuring and other charges, net	56	—	—
Net (gains) losses on sale of fixed assets	—	—	(5)
Interest expense, net	51	58	55
Non-operating pension expense (income)	(12)	13	(10)
Earnings from continuing operations before income taxes and equity earnings (loss)	80	232	206
Income tax provision (benefit)	(71)	39	(293)
Equity earnings (loss), net of taxes	(1)	(1)	(1)
Earnings (loss) from continuing operations	$150	$192	$498
Three Months Ended September 30, 2024 Compared to the Three Months Ended June 30, 2024 and the Three Months Ended September 30, 2023
Refer to the Effects of Net Special Items Expense (Income) section on page 27 for details of net special items expense (income) discussed below.
Net sales
Net sales in the third quarter of 2024 decreased by $48 million or 1% compared to the second quarter of 2024 and increased $73 million or 2% compared with the third quarter of 2023. The decrease compared to the second quarter of 2024 was driven by seasonally lower sales volumes. The increase compared to the third quarter of 2023 was due to higher sales prices. Additional details on net sales are provided in the Business Segment Operating Results section below.
Cost of products sold
Compared to the second quarter of 2024, cost of products sold in the third quarter of 2024 decreased by $18 million or 1%. Net special items charges of $7 million and $25 million in the third quarter of 2024 and the second quarter of 2024, respectively, are included in cost of products sold. Additionally, there were decreases of $55 million driven by lower sales, offset by increases in raw material, fuel and maintenance expense of $55 million.

Compared to the third quarter of 2023, cost of products sold in the third quarter of 2024 decreased by $3 million or less than 1%. Net special items charges of $29 million in the third quarter of 2023 are included in cost of products sold. Cost of products sold also includes higher raw material and maintenance expense of $135 million, partially offset by lower fuel and packaging expense as well as lower inventory adjustments of $116 million.
Selling and administrative expenses
Compared to the second quarter of 2024, selling and administrative expenses in the third quarter of 2024 increased by $55 million or 12%. Net special items charges of $51 million and $29 million in the third quarter of 2024 and the second quarter of 2024, respectively, are included in selling and administrative expenses. The increase in the third quarter of 2024 compared to the second quarter of 2024 was primarily driven by higher employee medical claims and professional fees.

Compared to the third quarter of 2023, selling and administrative expenses in the third quarter of 2024 increased by $222 million or 78%. There were no special items included in selling and administrative expenses in the third quarter of 2023. The increase in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by higher employee benefit costs, including annual incentive plan compensation, and higher employee medical claims.
Depreciation and amortization
Compared to the second quarter of 2024, depreciation and amortization in the third quarter of 2024 increased by $6 million or 2%. The increase in the third quarter of 2024 compared to the second quarter of 2024 was primarily driven by depreciation recognized on the units of production method at mills with higher production.

Compared to the third quarter of 2023, depreciation and amortization in the third quarter of 2024 increased by $9 million or 3%, primarily driven by depreciation recognized on the units of production method at mills with higher production, partially offset by decreased depreciation expense resulting from the fourth quarter 2023 mill strategic actions.
Distribution expenses
Compared to the second quarter of 2024, distribution expenses in the third quarter of 2024 decreased by $22 million or 6%, primarily driven by lower warehousing and freight expense.

Compared to the third quarter of 2023, distribution expenses in the third quarter of 2024 decreased by $25 million or 7%, primarily driven by lower warehousing and freight expense.
Taxes other than payroll and income taxes
Compared to the second quarter of 2024, taxes other than payroll and income taxes in the third quarter of 2024 increased by $2 million or 6%, primarily driven by higher sales and use tax expense.
Compared to the third quarter of 2023, taxes other than payroll and income taxes in the third quarter of 2024 decreased by $2 million or 5%, primarily driven by lower real estate tax expense.
Interest expense, net
Compared to the second quarter of 2024, interest expense, net in the third quarter of 2024 decreased by $4 million or 7%. The decrease in the third quarter of 2024 compared to the second quarter of 2023 was primarily driven by higher interest income in the third quarter of 2024.
Compared to the third quarter of 2023, interest expense, net in the third quarter of 2024 decreased by $7 million or 12%. The decrease in the third quarter of 2024 compared to the third quarter of 2023 was primarily driven by higher interest income in the third quarter of 2024.
Income tax provision (benefit)
Refer to Income Taxes section on page 33 for discussion on income tax provision (benefit) and income tax rates.
Earnings (loss) from continuing operations
Earnings (loss) from continuing operations totaled $150 million, or $0.42 per diluted share, in the third quarter of 2024. This compared with $498 million, or $1.41 per diluted share, in the second quarter of 2024 and $192 million, or $0.55 per diluted share, in the third quarter of 2023.

Earnings from Continuing Operations
(after tax, in millions)

$700
$600
$500
$400
$300
$200
$100
$0
$498
$102
($41)
($98)
($19)
($11)
$14
$0
$3
$10
($309)
$1
$150
Q2 2024
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2024

Compared with the second quarter of 2024, earnings from continuing operations benefited from higher average sales prices net of an unfavorable mix ($102 million), lower corporate and other costs ($14 million), lower net interest expense ($3 million) and lower tax expense ($10 million) and lower non-operating pension expense ($1 million). These benefits were offset by lower sales volumes ($41 million), higher operating costs ($98 million), higher raw material and freight costs ($19 million) and higher mill maintenance outage costs ($11 million). Equity earnings, net of taxes, were flat in the third quarter of 2024 compared with the second quarter of 2024. Net special items in the third quarter of 2024 were a charge of $12 million compared with a gain of $297 million in the second quarter of 2024.

Earnings from Continuing Operations (after tax, in millions)

$400
$350
$300
$250
$200
$150
$100
$50
$0
$192
$194
($29)
($211)
($27)
($22)
$13
$-
$6
$5
$10
$19
$150
Q3 2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
Q3 2024

Compared with the third quarter of 2023, the third quarter of 2024 benefited from higher average sales prices and a favorable mix ($194 million), lower corporate and other costs ($13 million), lower net interest expense ($6 million), lower tax expense ($5 million) and lower non-operating pension expense ($19 million). These benefits were offset by lower sales volumes ($29 million), higher operating costs ($211 million), higher raw material and freight costs ($27 million) and higher mill maintenance outage costs ($22 million). Equity earnings, net of taxes, were flat in the third quarter of 2024 compared with the third quarter of 2023. Net special items in the third quarter of 2024 were a charge of $12 million compared with a charge of $22 million in the third quarter of 2023.

Sales Volumes by Product (a)
Sales volumes of major products for the three months and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands of short tons (except as noted)	2024	2023	2024	2023
Industrial Packaging
Corrugated Packaging (b)	2,192	2,329	6,679	7,103
Containerboard	772	677	2,302	1,821
Recycling	532	529	1,659	1,617
Saturated Kraft	51	40	147	118
Gypsum/Release Kraft	57	58	182	179
EMEA Packaging (b)	309	299	972	951
Industrial Packaging	3,913	3,932	11,941	11,789
Global Cellulose Fibers (in thousands of metric tons) (c)	648	692	2,061	2,005
(a)Sales volumes include third party and intersegment sales and exclude sales of equity investees.
(b)Volumes for corrugated box sales reflect consumed tons sold ("CTS"). Board sales for these businesses reflect invoiced tons.
(c)Includes North American volumes and internal sales to mills.
Discontinued Operations

Discontinued operations includes the equity earnings of the prior Ilim joint venture. Discontinued operations also includes special items charges of $59 million ($50 million after taxes) and $33 million (before and after taxes) for the three months ended September 30, 2023 and June 30, 2023, respectively. The Company completed the sale of the Ilim joint venture in the third quarter of 2023 - this transaction is discussed further in Note 11 - Equity Method Investments of the Condensed Notes to the Consolidated Financial Statements.
Income Taxes

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision and the reported effective income tax rate to the operational effective income tax rate:

	Three Months Ended
	September 30,				June 30,
In millions (except rates)	2024		2023		2024
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(71)	(89)%	$39	17%	$(293)	(142)%
Income tax effect - non-operating pension (income) expense and pre-tax special items	99		10		344
Operational Tax Provision and Operational Effective Tax Rate	$28	15%	$49	18%	$51	21%

An income tax benefit of $71 million was recorded for the third quarter of 2024 and the reported effective income tax rate was (89)%. The negative reported effective income tax rate for the third quarter of 2024 is primarily driven by an additional tax benefit recorded on our internal legal entity restructuring. Excluding a benefit of $102 million related to the tax effects of net special items and an expense of $3 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 15% for the third quarter of 2024. The operational effective income tax rate for the third quarter was lower than the second quarter of 2024 primarily due to tax benefits from lower foreign taxes and additional U.S. federal tax credits that were offset by an increase to U.S. federal income tax reserves.

An income tax benefit of $293 million was recorded for the second quarter of 2024 and the reported effective income tax rate was (142)%. Excluding a benefit of $346 million related to the tax effects of net special items and expense of $2 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 21% for the second quarter of 2024.

An income tax provision of $39 million was recorded for the third quarter of 2023 and the reported effective income tax rate was 17%. Excluding a benefit of $7 million related to the tax effects of net special items and benefit of $3 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 18% for the third quarter of 2023.

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

Industrial Packaging

Total Industrial Packaging	2024			2023
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,926	$3,931	$11,665	$3,787	$3,884	$11,754
Business Segment Operating Profit (Loss)	$197	$291	$704	$325	$304	$951
Industrial Packaging net sales for the third quarter of 2024 were flat compared with the second quarter of 2024 and 4% higher compared with the third quarter of 2023. Business segment operating profit was 32% lower in the third quarter of 2024 compared with the second quarter of 2024 and 39% lower compared with the third quarter of 2023.

North American Industrial Packaging	2024			2023
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales (a)	$3,640	$3,628	$10,754	$3,491	$3,550	$10,765
Business Segment Operating Profit (Loss)	$190	$281	$663	$313	$284	$899

(a)Includes intra-segment sales of $36 million and $20 million for the three months ended September 30, 2024 and 2023, respectively; $25 million and $17 million for the three months ended June 30, 2024 and 2023, respectively; and $87 million and $69 million for the nine months ended September 30, 2024 and 2023, respectively.

North American Industrial Packaging sales in the third quarter of 2024 were higher compared to the second quarter of 2024 driven by higher average sales prices reflecting prior index movements and the benefits of our box go-to-market strategy, partially offset by seasonally lower volumes and the impact of one less shipping day in the third quarter of 2024. Total maintenance and economic downtime was about 18,000 short tons lower in the third quarter of 2024 compared with the second quarter of 2024, as higher maintenance downtime was more than offset by lower economic downtime. Operating costs were higher driven by reliability incidents and spending, seasonally higher labor, employee benefit costs and weather. Planned maintenance downtime costs were higher in the third quarter of 2024 compared with the second quarter of 2024. Input costs were higher driven by higher energy and wood costs. Business segment operating profit (loss) benefited from the receipt of a $20 million insurance reimbursement in the third quarter of 2024 related to the Ixtac, Mexico fire in the first quarter of 2024.
Compared with the third quarter of 2023, sales in the third quarter of 2024 were higher reflecting the impact of our box go-to-market strategy and lower economic downtime partially offset by an unfavorable geographic mix. Total maintenance and economic downtime was about 294,000 short tons lower in the third quarter of 2024, primarily due to lower economic downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the fourth quarter of 2023. Operating costs increased, driven by increased costs on goods and services, reliability incidents and spending and employee benefit costs. Planned maintenance downtime costs were higher in the third quarter of 2024 compared with the third quarter of 2023. Input costs were higher driven by recovered fiber partially offset by lower energy, wood and freight costs.
Entering the fourth quarter of 2024, sales volumes are expected to be lower compared to the third quarter of 2024. There are two less shipping days in the fourth quarter of 2024. The lower volumes are expected to be offset by prior index movements. Operating costs are expected to be lower. Planned maintenance downtime costs are also expected to be lower in the fourth quarter of 2024 compared with the third quarter of 2024. Input costs are expected to be lower driven by recovered fiber and wood costs. The fourth quarter of 2024 is expected to include $15 million of accelerated depreciation associated with the previously announced box plant closures.

EMEA Industrial Packaging	2024			2023
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$322	$328	$998	$316	$351	$1,058
Business Segment Operating Profit (Loss)	$7	$10	$41	$12	$20	$52

EMEA Industrial Packaging sales in the third quarter of 2024 were seasonally lower compared with the second quarter of 2024. Operating costs were lower in both the mill and box system. The second quarter of 2024 included the impact of a warehouse fire in Morocco. Planned maintenance downtime costs were lower in the third quarter of 2024 compared with the second quarter of 2024. Input costs were higher driven by higher fiber costs.

Compared with the third quarter of 2023, sales in the third quarter of 2024 were higher reflecting increased volumes in Morocco, in addition to a favorable product mix. Operating costs were higher, driven by higher administrative spend. There were no planned maintenance outages in the third quarter of 2024 or the third quarter of 2023. Input costs were higher, driven by higher fiber and energy costs.

Looking ahead to the fourth quarter of 2024, sales are expected to be seasonally higher. Operating costs are expected to be higher. Input costs are expected to be lower, primarily driven by fiber and energy costs. Planned maintenance downtime costs are expected to be higher in the fourth quarter of 2024.

Global Cellulose Fibers

Total Global Cellulose Fibers	2024			2023
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$710	$717	$2,131	$725	$698	$2,234
Business Segment Operating Profit (Loss)	$40	$31	$24	$27	$30	$41

Global Cellulose Fibers net sales in the third quarter of 2024 were 1% lower compared with the second quarter of 2024 and 2% lower than in the third quarter of 2023. Business Segment operating profit was $9 million higher in the third quarter of 2024 compared with the second quarter of 2024 and was $13 million higher compared with the third quarter of 2023.
Sales were lower, reflecting lower sales volumes for commodity pulp partially offset by higher sales volumes for fluff pulp and higher average sales prices in the third quarter of 2024 compared with the second quarter of 2024. Total maintenance and economic downtime was about 9,000 short tons lower in the third quarter of 2024 compared with the second quarter of 2024 primarily driven by maintenance downtime. Operating costs were higher, reflecting mill reliability incidents, employee benefit costs and the timing of spending. Planned maintenance downtime costs in the third quarter of 2024 were lower compared with the second quarter of 2024. Input costs were stable as lower energy and chemical costs were offset by higher wood costs.
Compared with the third quarter of 2023, sales in the third quarter of 2024 were lower, as higher average sales prices and higher fluff volumes were more than offset by lower commodity volumes. Total maintenance and economic downtime was about 136,000 short tons lower in the third quarter of 2024, primarily due to economic downtime. Economic downtime was favorably impacted by the mill strategic actions taken in the second half of 2023. Operating costs were higher, driven by mill reliability incidents and employee benefit costs. Planned maintenance downtime costs in the third quarter of 2024 were lower compared with the third quarter of 2023. Input costs were lower primarily for energy and chemicals.
Entering the fourth quarter of 2024, sales are expected to be lower. Planned maintenance downtime costs in the fourth quarter of 2024 are expected to be higher compared with the third quarter of 2024. Operating costs are expected to be lower. Input costs are expected to be stable. The fourth quarter of 2024 is expected to include $220 million of accelerated depreciation associated with the previously announced closure of the Georgetown, South Carolina mill.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations totaled $1.3 billion for both the first nine months of 2024 and 2023. Cash provided by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $216 million for the nine months ended September 30, 2024 compared with cash used by working capital components of $72 million for the nine months ended September 30, 2023. The change in cash provided by operations in the first nine months of 2024 compared to the comparable 2023 nine-month period was primarily due to higher employee incentive compensation accruals and the timing of mill outage spending on accounts payable, partially offset by lower accounts receivable cash receipts due to the timing of sales.

Investments in capital projects totaled $661 million in the first nine months of 2024, compared to $836 million in the first nine months of 2023. Full-year 2024 capital spending is currently expected to be approximately $800 million to $1.0 billion, or 62% to 77% of depreciation and amortization.

Financing activities for the first nine months of 2024 included a $33 million net decrease in debt versus an $83 million net increase in debt during the comparable 2023 nine-month period.
See Note 16 - Debt of the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the nine months ended September 30, 2024.

There were no early debt reductions for the three months or nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structure disclosed in Note 15 - Variable Interest Entities)

by calendar year were as follows: $109 million in 2024; $191 million in 2025; $144 million in 2026; $333 million in 2027; $672 million in 2028 and $4.1 billion thereafter.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2024, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At September 30, 2024, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2024, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 16 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2024, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. The financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2024, the Company had no outstanding borrowings under the commercial paper program.

During the first quarter of 2024, the Company had debt reductions of $3 million related to decreases in the amount of capital leases.

During the second quarter of 2024, the Company had debt reductions of $5 million related to decreases in the amount of capital leases.

During the third quarter of 2024, the Company had debt reductions of $25 million which included the repayment of approximately $22 million EDB with an interest rate of 1.90% that matured on August 1, 2024, and $3 million related to decreases in the amount of capital leases.

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

During the first nine months of 2024, International Paper used 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, including restricted stock tax withholdings during the first three months of 2024. Repurchases of common stock and payments of restricted stock withholding taxes totaled $22 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of September 30, 2024. During the three months ended September 30, 2024, no shares of common stock were repurchased under our share repurchase program.

During the first nine months of 2023, International Paper used approximately 1.6 million shares of treasury stock for various incentive plans. International Paper also acquired 5.9 million shares of treasury stock, including restricted stock tax withholding during the first three months of 2023. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's repurchase program during this period.

Cash dividend payments related to common stock totaled $482 million and $482 million for the first nine months of 2024 and 2023, respectively. Dividends were $1.3875 per share for the first nine months of 2024 and 2023.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2024.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the execution and consummation of corporate transactions or contemplated acquisitions, including our proposed Business Combination with DS Smith Plc. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our proposed Business Combination with DS Smith Plc and our ability to integrate and implement our plans, forecasts, and other expectations with respect to the combined company; (ii) uncertainty as to whether or when the

Business Combination may be completed, if at all (iii) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (iv) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (v) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels and the potential for ongoing reductions in interest rates); (vi) the impact of global and domestic economic conditions and industry conditions, including with respect to current negative macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (vii) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, trade protectionist policies and trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (viii) the amount of our future pension funding obligations, and pension and healthcare costs; (ix) the costs of compliance, or the failure to comply with, existing and new environmental (including with respect to climate change and greenhouse gas emissions), tax, labor and employment, privacy, anti- bribery and anti-corruption, and other U.S. and non-U.S. governmental laws and regulations (including but not limited to those in the United Kingdom and European Union); (x) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xi) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiii) our exposure to claims under our agreements with Sylvamo Corporation; (xiv) our failure to realize the anticipated benefits of the spin-off of Sylvamo Corporation and the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; (xv) risks associated with our review of strategic options for our Global Cellulose Fibers business; and (xvi) our ability to attract and retain qualified personnel. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Form 10-Q).
Changes in Internal Control over Financial Reporting:
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in our Quarterly Report on Form 10-Q (Part II, Item 1A) for the period ended June 30, 2024 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Part I, Item 1A).

Risks Relating to Review of Strategic Options for our Global Cellulose Fibers Business

There are risks associated with our review of strategic options for our global cellulose fibers business, and there is no assurance that this review will result in any transaction or other outcome.

On October 31, 2024, we announced that we were reviewing strategic options for our global cellulose fibers business. There can be no assurance that this review will result in any kind of transaction or other outcome, or, if any transaction or other outcome occurs, the timing or terms thereof. Moreover, our ability to effect any transaction or other outcome may be dependent on a number of factors that may be beyond our control, such as market conditions and industry trends. In addition, even if this review ultimately results in a transaction or other outcome, there can be no assurance that such transaction or other outcome will have a positive effect on shareholder value.

Further, there can be no assurance that this review of strategic options will not cause the diversion of management’s attention, interfere with our ability to retain or attract key personnel, disrupt our business, adversely impact important business relationships, adversely impact our financial results, or expose us to litigation. In addition, we may incur significant costs and expenses in connection with this process. It is also possible that speculation regarding any developments related to this review and perceived uncertainties associated therewith could cause the market price of our common stock to fluctuate significantly or to decline.

Risks Relating to 80/20 Strategic Approach and Restructuring Initiatives

We may be unable to realize the expected benefits and cost savings associated with our 80/20 strategic approach and restructuring initiatives.

In 2024, the Company began implementing an 80/20 strategic approach to drive transformational performance. Through the 80/20 strategic approach, we intend to deliver profitable market share growth by striving to be the lowest-cost producer, and the most reliable and innovative sustainable packaging solutions provider to our customers across North America and EMEA. As part of the Company's 80/20 strategic approach, the Company intends to guide investments and align resources to win with customers, while reducing complexity and cost across the Company. To that end, we currently have restructuring initiatives taking place. For example, on October 15, 2024, we announced a corporate overhead restructuring plan aimed at reducing operating costs, optimizing our organizational structure, and better aligning our workforce with the needs of our business and customers. Further, on October 31, 2024, we announced plans to permanently close our pulp and paper mill in Georgetown, South Carolina. We incurred certain charges during the three months ended September 30, 2024, associated with this corporate overhead restructuring plan, and expect additional charges associated with these restructuring plans during the three months ended December 31, 2024. We are also implementing certain commercial initiatives as a part of the Company’s 80/20 strategic approach and its box go-to-market strategy. Among other things, these commercial initiatives include strategically focusing our business, pricing to better reflect the services and value we provide, and aligning resources with our best and most strategic customers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

We may be unable to realize the expected benefits from these and any other restructuring or commercial initiatives which we may undertake. In particular, restructuring activities may divert the attention of management, disrupt our operations and fail to achieve the intended cost savings and operational benefits. Moreover, our estimates of these restructuring charges are subject to judgment and assumptions, which may change as additional information becomes available or facts or circumstances change related to these restructuring initiatives. As such, actual results may differ materially from these estimates. Although our commercial initiatives are expected to improve future operating margins and growth, they also have had, and are expected to have, a negative impact on the Company’s sales and revenue growth in the short term. If the Company is unable to realize the expected benefits from its commercial initiatives, the Company’s financial results could be adversely impacted, and the Company may not meet its medium-term or long-term financial performance targets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2024 - July 31, 2024	1,826	$45.00	—	$2.96
August 1, 2024 - August 31, 2024	4,274	46.48	—	2.96
September 1, 2024 - September 30, 2024	—	—	—	2.96
Total	6,100
(a) 6,100 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), approved and effective as of May 13, 2024. The 2024 LTICP replaced the Amended and Restated 2009 Incentive Compensation Plan. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of September 30, 2024, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On October 28, 2024, the independent members of the Board of Directors of International Paper Company (the “Company”), on recommendation from the Management and Development Committee of the Board, approved additional one-time relocation benefits for Andrew K. Silvernail, Chairman of the Board and Chief Executive Officer of the Company. The additional benefits were recommended and approved for Mr. Silvernail in the context of beginning to implement his relocation package, which was approved in connection with his hiring as previously disclosed in the Current Report on Form 8-K filed by the Company on March 19, 2024. The additional one-time benefits include:

•Reimbursement of Mr. Silvernail for expenses for the sale of his former home;
•Shipment of two vehicles from Illinois to Tennessee;
•Installation of at-home electric vehicle car charging stations in Mr. Silvernail’s home in Memphis, Tennessee;
•Increased insurance coverage for Mr. Silvernail’s personal property being moved to Memphis, Tennessee;
•An additional allowance of $10,000 toward defraying additional miscellaneous relocation expenses; and
•An estimated payment, equal to 46% of the taxable amount of the reimbursements and payments described above, to assist Mr. Silvernail with taxes owed on such payments.

Mr. Silvernail will be required to repay the one-time cash payment if he voluntarily terminates employment before May 1, 2025. For further details of the additional one-time relocation benefits, please see Exhibit 10.1 in Part II, Item 6 (Exhibits) of this Form 10-Q.

Costs Associated with Exit or Disposal Activities

On October 31, 2024, International Paper Company (the “Company”) committed to certain actions impacting its Global Cellulose Fibers business, which the Company estimates will result in aggregate pre-tax charges of approximately $270 million.

Global Cellulose Fibers

In this regard, the Company plans to permanently close its pulp and paper mill in Georgetown, South Carolina. The mill closure will include all pulp and paper production equipment with all operations expected to cease by year end. The closure is expected to reduce the Company’s fluff pulp capacity by approximately 300,000 metric tons and uncoated freesheet capacity by 285,000 short tons. The Company estimates that the closure will result in aggregate pre-tax charges of approximately $270 million, comprised of noncash accelerated depreciation of approximately $220 million and severance and other shutdown charges of approximately $50 million. The Company expects that these charges will be recorded during the three months ending December 31, 2024. The Company expects closure of the mill to reduce its workforce by approximately 675 employees.

The mill produces fluff pulp designed for a range of consumer applications. The mill also produces uncoated freesheet papers, which it sells to Sylvamo under a strategic supply contract. The Company and Sylvamo have mutually agreed to terminate this contract effective December 31, 2024.

The Company issued a press release announcing these actions, which is attached as Exhibit 99.2 in Part II, Item 6 (Exhibits) of this Form 10-Q, and is incorporated herein by reference.

(b) Not applicable.

(c) During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1*+	Addendum to Terms and Conditions of Offer of Employment Agreement dated October 30, 2024 by and between Andrew K. Silvernail and International Paper Company.

10.2*+	Form of Change-in-Control Agreement – Tier II, for all current and future senior vice presidents and all “grandfathered” vice presidents elected prior to February 2008 – approved October 14, 2024.

99.1**	Press release of International Paper Company dated October 31, 2024, announcing third quarter 2024 earnings results.

99.2**	Press Release of International Paper Company dated October 31, 2024, announcing mill closure and exploration of strategic options for global cellulose fibers business.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

November 1, 2024	By	/s/ Timothy S. Nicholls
Timothy S. Nicholls
Senior Vice President and Chief Financial Officer

November 1, 2024	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President – Finance and Corporate Controller