Form 10-K
period 2024-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2025-02-21
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from - to -
Commission File No. 1-3157
INTERNATIONAL PAPER COMPANY
(Exact name of registrant as specified in its charter)

New York	13-0872805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6400 Poplar Avenue
Memphis,	Tennessee
(Address of principal executive offices)
38197
(Zip Code)
Registrant's telephone number, including area code:	901	419-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares	IP	New York Stock Exchange
Common Shares	IPC	London Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) was approximately $14,910,126,297.
The number of shares outstanding of the Company’s common stock as of February 14, 2025 was 526,125,614.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2025 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	51
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	52
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	52
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	54
	Consolidated Statement of Operations	58
	Consolidated Statement of Comprehensive Income	59
	Consolidated Balance Sheet	60
	Consolidated Statement of Cash Flows	61
	Consolidated Statement of Changes in Equity	62
	Notes to Consolidated Financial Statements	63
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	98
ITEM 9A.	CONTROLS AND PROCEDURES.	98
ITEM 9B.	OTHER INFORMATION.	98
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.	98

PART III.		98

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	98
ITEM 11.	EXECUTIVE COMPENSATION.	99
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	99
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	99
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	99

PART IV.		99

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	99
	Additional Financial Data	99
ITEM 16.	FORM 10-K SUMMARY.	104
	SIGNATURES.	105
APPENDIX I	2024 LISTING OF FACILITIES.	A-1
APPENDIX II	2024 CAPACITY INFORMATION.	A-3

PART I.

ITEM 1. BUSINESS

GENERAL

International Paper Company (the "Company," "International Paper" or "IP", which may also be referred to as "we" or "us") is a global leader in sustainable packaging solutions. We produce renewable fiber-based packaging and pulp products with manufacturing operations in North America, Latin America, Europe and North Africa. We are a New York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in 1898. You can learn more about us by visiting our website at www.internationalpaper.com.

In the United States, at December 31, 2024, the Company operated 22 pulp and packaging mills, 157 converting and packaging plants, 16 recycling plants and three bag facilities. Production facilities at December 31, 2024 in Canada, Europe, North Africa and Latin America included four pulp and packaging mills, 36 converting and packaging plants, and two recycling plants. We operate a packaging products distribution business principally through six branches in Asia. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.

We are guided by our core values. We do the right things, in the right ways, for the right reasons, all of the time – this is The IP Way. Our overarching values are safety, ethics, and excellence.

•Safety – Above all else, we care about people. We look out for each other to ensure everyone returns home safely each day.
•Ethics – We act honestly and operate with integrity and respect. We promote a culture of openness and accountability.
•Excellence – We set high expectations and aim to deliver outstanding results for each other, our customers and our shareholders.

For management and financial reporting purposes, our businesses are separated into two segments: Industrial Packaging and Global Cellulose Fibers. A description of these business segments can be found on page 42 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2024, International Paper made significant strides to further enhance our performance-driven culture that we believe will enable us to create significant value for our employees, customers and share owners. In April 2024, International Paper announced a proposed business combination with DS Smith Plc ("DS Smith"), a global packaging, paper and recycling company and leading provider of sustainable fiber-based packaging headquartered in England in an all-stock transaction. This highly complementary business combination is designed to create a truly sustainable packaging solutions leader that can serve a broad set of customers across a wide range of attractive and growing end-markets to generate significant shareholder value. Shareholders of DS Smith and International Paper overwhelmingly approved the business combination at separate meetings in October 2024. On January 24, 2025, the Company announced plans to divest plants located in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) in connection with the European Commission’s clearance of the business combination. The business combination closed on January 31, 2025. Thereafter, the Company obtained a secondary listing of International Paper common stock on the London Stock Exchange (LSE: IPC) and established a Europe, Middle East and Africa ("EMEA") headquarters in DS Smith's existing main office in London. DS Smith re-registered as DS Smith Limited, a private limited company effective on February 5, 2025.

In the third quarter of 2024, the Company also began implementing an 80/20 strategic approach to drive transformational performance. The 80/20 approach suggests that 80% of our results come from 20% of efforts. As applied to our business, the approach is used to determine the most impactful areas to focus on. Through the 80/20 strategic approach, we intend to deliver profitable market share growth by striving to be the lowest-cost producer and the most reliable and innovative sustainable packaging solutions provider to our customers across North America and EMEA. As part of the Company’s 80/20 strategic approach, the Company intends to guide investments and align resources to win with our most strategic customers, while reducing complexity and cost across the Company.

To that end, the Company initiated a corporate overhead restructuring plan in the third quarter of 2024 aimed at better aligning our workforce with the needs of the business and our customers, optimizing our organizational structure and reducing operating costs. Additionally, we committed to investing to strengthen our most competitive and strategic assets and closed facilities to structurally reduce operating costs. Further, in October 2024, we announced that we are exploring strategic options for our Global Cellulose Fibers business.

These significant undertakings follow the September 2023 completion of the sale of our 50% equity interest in Ilim S.A. ("Ilim"), the sale of all of our Ilim Group shares (constituting a 2.39% stake) and divestment of other non-material residual interests associated with Ilim. Ilim was a joint venture that operated a pulp and paper business in Russia and has subsidiaries including Ilim Group. Following the completed sales, we no longer have an interest in Ilim or any of its subsidiaries, and no longer have any investments in Russia. As a result, all current and historical results of the Ilim investment reportable segment are presented as Discontinued Operations, net of taxes. See discussion in Note 10 - Equity Method Investments on page 75 of Item 8. Financial Statements and Supplementary Data.

We remain confident that the initiatives undertaken as part of our transformational journey in 2024 will unlock substantial value at IP and strengthen the Company for our employees, customers and shareholders.

From 2020 through 2024, International Paper’s capital spending approximated $4.3 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and deploy strategic capital for capacity expansion. Capital spending in 2024 was approximately $921 million and is expected to be approximately $1.2 billion in 2025. You can find more information about capital spending on page 46 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Discussions of acquisitions can be found in Note 7 Acquisitions on page 72 of Item 8. Financial Statements and Supplementary Data.

You can find discussions of restructuring charges and other special items on page 37 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

HUMAN CAPITAL

EMPLOYEES

As of December 31, 2024, we have approximately 37,000 employees, nearly 31,000 of whom are located in the United States. Of our U.S. employees, 21,000 are hourly, with unions representing approximately 13,000 employees. Of this number, 9,600 are represented by the United Steelworkers union ("USW").

International Paper, the USW, and several other unions have entered into five master agreements covering various U.S. mills and converting facilities. Four of the master agreements are with the USW and include members from the International Association of Machinists and Aerospace Workers, International Brotherhood of Electrical Workers, United Food and Commercial Workers International Union and Workers Unite at certain U.S. mills and converting facilities. The Company also has a master agreement with District Counsel 2, which is affiliated with the Printing Packaging & Production Workers Union of North America that covers additional converting facilities. Individual facilities continue to have local agreements for subjects not covered by the master agreements. If local facility agreements are not successfully negotiated at the time of expiration, under the terms of the master agreements, the local agreements will automatically renew with the same terms in effect.

SAFETY AND WELLBEING

At International Paper, we prioritize the safety and well-being of every employee and contractor. Safety is core to who we are and how we operate – at IP we strive to put safety above all else. To achieve this, we are cultivating a resilient safety culture where every team member is empowered to stop work they believe is unsafe. We work tirelessly to anticipate and address unexpected events by incorporating layers of protection, continuously enhancing our systems and engaging all team members in learning events to prevent injuries before they take place. In 2024, we engaged an independent safety consultant firm to help the Company improve workplace safety performance through risk assessments, safety culture development and programs designed to reduce accidents and injuries. We launched a Company-wide safety culture survey in 2024 to all U.S.-based employees. Results of the survey will be analyzed in 2025 with the goal of learning, growing and aspiring to achieve our Vision 2030 goal to create a 100% injury-free workplace for our team members and contractors.

We believe workplace safety includes psychological and emotional safety. At International Paper we also care deeply about the mental, emotional, physical and professional wellbeing of our employees by providing an Employee Assistance Program (“EAP”) at no cost to employees and family members. Our EAP offers coaching and counseling sessions aimed at problem solving, achieving goals, and dealing with stress and anxiety management through resilience. We embrace a holistic wellness approach providing employees with resources on incorporating wellness habits into their daily lives.

HUMAN CAPITAL MANAGEMENT

The attraction, retention and development of our employees is critical to our success. We create a positive employee experience that begins at onboarding. Our Human Resources Talent Management Team hosts online Global New Employee Orientation for employees and each business conducts onsite new hire integration training unique to its business and/or facility. This experience continues through our continuous learning, development and performance management programs. We provide continuing education courses that are relevant to our industry and job functions within the Company, including both instructor-led and online training through our Learning Management System (“LMS”) MyLearning platform. Across the enterprise in 2024, employees completed 2.7 million learning activities through our platform.

In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, such as our REACH (Recruit, Engage, Align College Hires) program and Global Manufacturing Training Initiative programs. Through REACH we recruit and develop early-career engineers and safety professionals for our U.S. mills, preparing them to become future leaders. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows and professionally develops our employees. Our Global Manufacturing Training Initiative provides training services to hourly operations and maintenance employees in our mills in a standardized and structured manner. On the converting side of our business, more than 200 front line and future leaders participated in our multi-day in-person Leadership Application and Professional Development and Manufacturing Management Associate Programs during 2024.

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

The labor market for both hourly and salaried workers continues to be competitive. For additional information regarding risks related to the current labor market, see Item 1A. Risk Factors – We operate in a challenging market for talent and my fail to attract and retain qualified personnel, including key management personnel.

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

TEAM-ORIENTED CULTURE

As a result of our recent business combination with DS Smith, the Company has significantly expanded our global footprint. The business combination not only enhances our operational capabilities but also enriches our cross-culturalism, bringing together a broader range of perspectives, experiences, and talents. With the integration of DS Smith, we are dedicated to ensuring our efforts to embrace a team-oriented culture are effectively extended across our newly expanded organization and guided by our commitment to equal employment opportunity for all. The Company is focused on promoting a culture that leverages the talents of all employees, and implementing practices that attract, recruit and retain a broad array of talent. We believe our efforts will lead to improved business results, as teams with a broad range of perspectives drive innovation, enhance decision-making, and better reflect the markets we serve.

The Company supports enterprise-wide employee-led networking circles (“ENCs”) that are open to all employees and provide a forum to communicate and exchange ideas and build a network of relationships across the Company. Our ENCs help educate and motivate our global workforce, strengthening our business practices.

The make-up of our Board of Directors and Executive Leadership Team ("ELT") reflects our efforts to seek the most qualified board candidates with a broad range of experiences and perspectives.

Our Executive Leadership Team is currently comprised of our chief executive officer, one executive vice president and four senior vice presidents who oversee crucial functions and business units within the Company.

By virtue of the Company’s secondary listing on the London Stock Exchange, International Paper is now subject to certain board composition disclosure requirements under the UK Listing Rules (the “UKLR”) established by the UK Financial Conduct
Authority (the "FCA"). The information below is disclosed solely in order to comply with UKLR 14.3.30R and for no other purpose. The required disclosure below is set out as of December 31, 2024, and the data provided in relation to the Board and executive officers has been collected through the annual Directors and Officers’ questionnaire.

As of December 31, 2024, the Company can confirm the following in relation to each of the following reporting standards contained in the UKLR:

UKLR Reporting Standards (the "Standards")	Result	Implementation Progress
At least 40% of the Board are women.	Not met	30% of the Board were women.
At least one member of the Board is from an ethnic minority.	Met	There were two ethnic minority men on the Board.
At least one of the senior Board positions (Chair, CEO, Senior Independent Director (SID) or CFO) is a woman.	Not met	The senior Board positions of Chairman, CEO, CFO and Lead Director are currently held by men. Until the individuals in those positions retire or otherwise leave, the Company will not meet the Standards.

An additional director David A. Robbie was appointed to the Board effective February 11, 2025. Mr. Robbie's appointment does not affect the result of any of the Standards set out above.

In accordance with UKLR 14.3.31R, and for no other purpose, numerical data on the ethnic background and the gender identity or sex of the individuals on the Company’s Board and in its executive management as of December 31, 2024 is set out below:

	Number of Board Members	Percentage of the Board	Number of senior positions on the Board (CEO, CFO, SID and Chair) [1]	Number in executive management[2]	Percentage of executive management
Men	7	70%	3 [3]	5	83%
Women	3	30%	—	1	17%
Not specified/prefer not to say	—	—%	—	—	—%
White British or other White (including minority white groups)	8	80%	2	6	100%
Mixed multiple ethnic groups	—	—%	—	—	—%
Asian/Asian British	—	—%	—	—	—%
Black/African Caribbean/Black British	2	20%	—	—	—%
Other ethnic group including Arab	—	—%	—	—	—%
Not specified/prefer not to say	—	—%	—	—	—%
1 The Company is reporting on the positions of CEO, CFO, Chairman of the Board and Lead Director positions.
2 Executive management is defined, in accordance with the UKLR, as International Paper’s Executive Leadership Team, including the Corporate Secretary.
3 Andrew K. Silvernail holds the position of CEO and Chair. Christopher M. Connor holds the position of Lead Director. The position of CFO is not held by a member of the Board.

COMMUNITY ENGAGEMENT

We encourage our employees to support the communities in which they live and in which the Company operates. Our community engagement efforts extend across the globe and support social and educational needs. To that end, in 2024 we invested approximately $17 million to address critical needs in the communities in which we work and live. Our Vision 2030 goal is to strengthen the resilience of our communities, in numerous ways, and improve the lives of 100 million people in our communities in numerous ways, including the support of education, reducing hunger, promoting health and wellness and supporting disaster relief.

One way we lead is by addressing hunger and food security for children, families and seniors in partnership with The Global FoodBanking Network (the “GFN”) and Feeding America. The Company delivers dependable and sustainable packaging solutions that protect and transport foods to our community and customers. We also promote health and wellness through our award-winning Fighting Period Poverty in Our Communities program. Period poverty is lack of access to period products and education and affects at least 500 million women and girls globally. Period poverty leads to school truancy, reproductive issues, health risks and unnecessary shame. Through this program, we collaborate with partners to create awareness of period poverty globally and provide period care kits to people who need them most.

Also in 2024, the Company was awarded a Leadership in Sustainability Award for Resilient U.S. Forests by the American Forest & Paper Association recognizing the positive outcomes from the Company’s longstanding Forestland Stewards partnership with the National Fish and Wildlife Foundation. Through this partnership, the Company also endeavored to support the restoration of forest ecosystems to restore critical bat habitats through oak regeneration projects in Alabama. In 2024, we received the Grassroots Innovation Award from the Public Affairs Council. Additionally, we are proud to have been named among the world’s most ethical companies by Ethisphere for 18 consecutive years.

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

Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits on pages 34 through 44 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. You can find information about the Company’s manufacturing capacities on page A-3 of Appendix II.

MARKETING AND DISTRIBUTION

The Company sells products directly to end users and converters, as well as through agents, resellers and distributors.

DESCRIPTION OF PRINCIPAL PRODUCTS

The Company’s principal products are described on page 42 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
GOVERNMENTAL REGULATION

The Company’s policy is to operate its mills and factories in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees. We operate our businesses and sell products globally. In each of the jurisdictions in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, content, handling, storage, transport, marketing and sale of our products. Our operations are also subject to forestry reserve requirements, other environmental regulations and occupational health and safety laws. Violations can result in substantial fines, administrative sanctions, criminal penalties, revocations of operating permits and/or shutdowns of our facilities, litigation, other liabilities, as well as damage to our reputation. We incur costs to comply with these requirements. For additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – We may fail to successfully integrate DS Smith and realize the anticipated benefits and operating synergies expected from the business combination, which could adversely affect our business, financial condition and operating results; We are subject to a wide variety of laws, regulations and other governmental requirements that may change in significant ways, and the cost of compliance, or the failure to comply with such requirements, could impact our business and results of operations.

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

The Company operations are subject to extensive and evolving federal, state, local, and international laws and regulations governing the protection of the environment and will be more so in light of our increased scale and global presence following completion of our business combination with DS Smith. Company manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities, all of which are subject to a variety of environmental laws and regulations, along with requirements of environmental permits or analogous authorizations issued by various governmental authorities. Our continuing objectives include: (i) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (ii) maintaining compliance with applicable laws and regulations. The Company spent approximately $20 million in 2024 for capital projects to control environmental releases into the air and water, and to assure environmentally sound management and disposal of waste. We expect to spend approximately $35 million in 2025 for environmental capital projects. Capital expenditures on environmental projects for 2026 and 2027, respectively, are anticipated to be approximately $35 million and $30 million. It is possible that our capital expenditure assumptions, estimates and project completion dates may change, and our projections are subject to change due to items such as the finalization of ongoing engineering projects, varying costs or changes in environmental laws and regulations.

The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). For additional information regarding certain remediation actions, see Note 13 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data on pages 79 through 83. For additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – We are subject to a wide variety of laws, regulations and other governmental requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.

CLIMATE CHANGE

The Company recognizes the impact of climate change on people and our planet. To manage climate-related risks, we are taking actions throughout our value chain to help advance a low-carbon economy. We aligned our annual sustainability reporting with the recommendations of the International Financial Reporting Standards S2 Climate-related Disclosures in the 2024 reporting cycle (based upon data from 2023). As part of our climate reports, we identify and report on climate-related opportunities. We identify and evaluate physical and transition climate-related risks through our enterprise risk management process.

The Company has included in its 2023 Task Force on Climate-related Financial Disclosures Report (the "TCFD Report," which can be found at www.internationalpaper.com and provides information as of December 31, 2023) climate related disclosures consistent with the four recommendations and the 11 recommended disclosures set out in the June 2017 report on the Task force on Climate-related Financial Disclosures entitled “Recommendations of the Task Force on Climate-related Financial Disclosures.” Our 2024 International Sustainability Standards Board IFRS Sustainability Disclosure Standard 2 (the "ISSB IFRS S2 Report," formerly the TCFD Report), which will be available later in 2025 at www.internationalpaper.com and which will provide information as of December 31, 2024), will contain similar consistent disclosures. For ease of review and given the detailed and technical content of these disclosures, the TCFD Report is considered to be the most appropriate location for the disclosures. This statement is provided in accordance with UKLR 14.3.24R.

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

Through improvements in operations, equipment, energy efficiency and fuel diversity, we are working to achieve company-wide reductions in Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions. As part of our Vision 2030 goals, we targeted incremental reductions of 35% in our Scope 1, 2, and 3 GHG emissions by 2030 in comparison to 2019 levels. We intend to continue to evaluate and implement projects as we pursue this Vision 2030 GHG goal. This includes ongoing energy efficiency efforts and capital projects to phase out our most carbon intensive fuel sources (Scope 1) as well as developing GHG reduction strategies for our energy sourcing (Scope 2) and broader supply chain footprint (Scope 3). In addition, we have committed to be an early adopter of the Taskforce on Nature-related Financial Disclosures (“TNFD”) and plan to publish our first TNFD report in 2025 with 2024 data. TNFD adopters intend to make corporate reporting disclosures that are aligned with TNFD recommendations, which have been designed to (i) meet the corporate reporting requirements of organizations across jurisdictions; (ii) be consistent with the global baseline for corporate sustainability reporting; and (iii) be aligned with the global policy goals outlined in the Kunming-Montreal Global Biodiversity Framework, which was adopted to halt and reverse nature loss by 2030.

We use carbon-neutral biomass and manufacturing residuals to generate a majority of the manufacturing energy at our mills. We believe our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests.

INTERNATIONAL EFFORTS

The 2015 Paris Agreement compels international efforts and voluntary commitments toward reducing the emissions of GHGs. While the United States has officially withdrawn from the 2015 Paris Agreement, IP recognizes the importance of global policy action to achieve emission reductions consistent with an increase of “well below 2 ° Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase even further to 1.5 ° Celsius.” Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.

To assist member countries in meeting GHG reduction obligations, the European Union operates an Emissions Trading System ("EU ETS"). Our operations in the EU experience indirect impacts of the EU ETS through purchased power pricing. Neither the direct nor indirect impacts of the EU ETS have been material to the Company. However, these impacts could become material in the future due to (i) our recent business combination with DS Smith and the resulting increased global footprint and (ii) depending on how the 2015 Paris Agreement's non-binding commitments or allocation of, and market prices for, GHG credits under existing rules evolve over the coming years.

Additionally, the EU’s Corporate Sustainability Reporting Directive (“CSRD”), Corporate Sustainability Due Diligence Directive ("CSDDD") and Deforestation Regulation (“EUDR”), each impose additional compliance responsibilities on the Company. The CSRD requires additional reporting processes for greater accountability. The Company’s first reporting year under the CSRD is expected to be 2026. The CSRD standards replace the existing Non-Financial Reporting Directive and expands reporting requirements for companies operating in the EU. The implementation timeline varies depending on the type of entity.

The CSDDD requires reporting and documentation about due diligence systems covering company and supply chains. The CSDDD entered into force in 2024 and EU member states have two years to implement through national laws and decide on enforcement. CSDDD implementation and compliance timeline may vary based on details once finalized by each member state.

The EUDR requires companies trading in products derived from certain commodities to conduct extensive diligence on the value chain to ensure goods do not result from recent deforestation, forest degradation or breaches of local environmental and social laws. Currently, the Company is evaluating the implications of the EUDR to its business with the expected reporting date now postponed until 2026.

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

Several U.S. states, including states in which we operate facilities, have enacted or are considering legal measures to require the reduction and reporting of emissions of GHGs by companies and public utilities. California, New York and Virginia have already enacted such programs, although these regulations have not had, and are not expected to have a material impact on the Company. For example, the State of California passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, which imposes climate-related reporting obligations on companies doing business in California meeting specified thresholds, including the Company. We monitor proposed programs in other states as well; however, it is unclear what impacts, if any, future state-level or local GHG rules will have on the Company’s operations, as well as the outcome of any legal challenges to these rules.

SUMMARY

Regulation related to GHGs and climate change continues to evolve in the areas of the world in which we do business and areas in which we will do business following completion of our business combination with DS Smith. However, it is unclear what actions will be taken and when such actions will occur and at this time it is not reasonably possible to estimate the Company’s costs of compliance with rules that have not yet been adopted or implemented and may not be adopted or implemented in the future and may be undergoing legal challenges. In addition to possible direct impacts, future legislation and regulation could have indirect impacts on the Company, such as higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, causing delays and higher costs to implement capital projects. Other possible indirect impacts may include influence on competitive position due to customer and end-consumer preferences regarding low-carbon, circular products with a high recycling rate along with tax credit and funding opportunities to expand green energy production and carbon credit generation. The Company has controls and procedures in place to track GHG emissions from our facilities, as well as to stay informed about developments concerning possible climate-related laws, regulations, accords, and policies where we operate. We regularly assess whether such developments may have a material effect on the Company, its operations or financial condition, and whether we have any related disclosure obligations under applicable rules and regulations.

Moreover, compliance with legal requirements related to GHGs and/or climate change which are currently in effect or which may be effective or enacted in the future are expected to require future expenditures to meet GHG emission reduction, disclosure or other obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits or the need to acquire carbon offsets. We may also incur significant expenditures in relation to our efforts to meet our internal targets or goals with respect to GHGs and climate change, including our Vision 2030 goal on GHGs as discussed above. Furthermore, in connection with complying with legal requirements and/or our efforts to meet our internal targets and goals, we have made and expect to continue to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas. Rather than rely on carbon offsets, we focus on reducing energy consumption as well as relative GHG emissions across our mills and manufacturing facilities. Currently, these efforts and obligations have not materially impacted the Company but such efforts and obligations may have a material impact on the Company in the future.

We believe sustainability is a key element of corporate governance promoted by our Board of Directors, committees of the Board of Directors and management.

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

Governance Committee
•Reviews and reassesses adequacy of, and oversees compliance with, our Corporate Governance Guidelines.
•Seeks Board of Director candidates with diverse backgrounds.

Management Development and Compensation Committee ("MDCC Committee")
•Recommends approval of our Chief Executive Officer's ("CEO") sustainability-focused objectives and evaluates performance.
•Considers sustainability factors in ELT compensation and in overall compensation plan design.

Public Policy and Environment Committee ("PPE Committee")
•Reviews sustainability and social impact policies, plans and performance to ensure commitments to stewardship.
•Stays current on emerging sustainability and social impact trends and issues impacting the Company.

At the management level, ownership and governance of sustainability matters is embedded in the organization from the top down. Our CEO and ELT are responsible for corporate strategy and leadership including incorporation of our sustainability goals and standards into our daily operations and long-term business strategy. Our ELT, which is comprised of one executive vice president and four senior vice presidents who report directly to the CEO and oversee critical functions and business units within the Company, evaluates sustainability issues based on input from function-specific councils that report to the ELT. The ELT receives several sustainability updates throughout the year from our CSO.

For additional information regarding risks associated with climate change and the evolving regulatory landscape, see Item 1A. Risk Factors – We are subject to risks associated with climate change and other sustainability matters and global, regional and local weather conditions as well as legal, regulatory and market responses to climate change and we are subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.

Additional information regarding climate change and the Company is available in our annual Sustainability Report and ISSB IFRS S2 Report (previously TCFD), both of which can, or will be, found on our website at www.internationalpaper.com. Our 2024 Sustainability Report and 2024 ISSB IFRS S2 will be available later in 2025. The information contained in such reports is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Any targets or goals with respect to sustainability matters discussed herein or in our sustainability reports as noted above are forward-looking statements and may be aspirational. These targets or goals are not guarantees of future results and involve assumptions and known and unknown risks and uncertainties, some of which are beyond our control.

RAW MATERIALS

Raw materials essential to our businesses include wood fiber, purchased in the form of pulpwood, wood chips and old corrugated containers ("OCC"), and certain chemicals, including caustic soda, starch and adhesives. For further information concerning fiber supply purchase agreements, see page 46.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are the executive officers of our Company as of the date of this filing.

Andrew K. Silvernail, 54, joined International Paper as chief executive officer on May 1, 2024 and became chairman of the International Paper Board of Directors on October 1, 2024. Mr. Silvernail has two decades of experience leading global companies in the manufacturing and technology sectors. He joined IP from KKR & Co., Inc., a global investment firm, where he served as an executive advisor, and 5 Nails, LLC, a private investment advisory firm where he served as founder, chair and chief executive officer (2022-2024). Mr. Silvernail served as the chairman and chief executive officer of Madison Industries, one of the world’s largest privately held companies (2021). Prior to that, Silvernail served as chairman and chief executive officer of IDEX Corporation (NYSE: IEX) (2011-2020). Mr. Silvernail previously held executive positions at Rexnord Industries, Newell Rubbermaid (NASDAQ: NWL) and Danaher Corporation (NYSE: DHR). He serves on the board of directors of Stryker Corporation (NYSE: SYK) and Potter Global Technologies, a privately held company specializing in fire and safety solutions.

Clay R. Ellis, 54, senior vice president - Global Cellulose Fibers and IP Asia since January 2023. Mr. Ellis previously served as senior vice president - Enterprise Operational Excellence (2019-2022) and vice president - Manufacturing, Global Cellulose Fibers (2016-2019). Prior to that, he served as vice president of Pulp (2014-2016), and vice president Manufacturing, North American Papers (2012-2014). Mr. Ellis joined International Paper in 1992.

W. Thomas Hamic, 58, was appointed executive vice president and president - North American Packaging Solutions effective September 1, 2024. In this newly created role, Mr. Hamic leads the Container and Containerboard businesses in North America. Prior to this promotion, Mr. Hamic served as senior vice president - North American Container and chief commercial officer since January 2023. Mr. Hamic also served as senior vice president - Global Cellulose Fibers and Enterprise Commercial Excellence (2020-2022), senior vice president - Containerboard and Enterprise Commercial Excellence (2019-2020), vice president and general manager - Containerboard and Recycling, North American Container (2015-2019), vice president and general manager of the South Area Container the Americas (2009), and vice president, Industrial Packaging Group’s Finance and Strategy (2010). Mr. Hamic joined International Paper in 1991.

Timothy S. Nicholls, 63, has been the Company’s chief financial officer since June 2018. At completion of the DS Smith business combination, Mr. Nicholls also began serving as the interim leader of the combined Company’s Europe Middle East & Africa team responsible for leading integration planning. Mr. Nicholls previously served as senior vice president - Industrial Packaging the Americas (2017-2018), senior vice president - Industrial Packaging (2014-2016), senior vice president - Printing and Communications Papers of the Americas (2011-2014), senior vice president and chief financial officer (2007-2011), vice president and executive project leader of IP Europe (2007), and vice president and chief financial officer - IP Europe (2005-2006). Mr. Nicholls joined International Paper in 1999 following our acquisition of Union Camp Corporation where he had worked since 1991.

Joy N. Roman, 46, was appointed as the Company’s senior vice president, chief strategy and people officer effective February 3, 2025. Ms. Roman has broad experience and a proven track record in talent development, organizational effectiveness and strategy deployment in large global companies. Ms. Roman joined the Company from Berry Global, Inc. (NYSE: BERY), a manufacturer and marketer of plastic packaging solutions, where she served as chief people and strategy officer since April 2024. Prior to this position, Roman served as group head of human resources for the technical and sustainability functions for Anglo American (LSE: AAL), a global mining company (2022-2023), and as chief human resources officer for the De Beers Group, a diamond company and joint venture of Anglo American and the government of the Republic of Botswana (2021-2022). She also spent four years as senior vice president and chief human resources officer for Toll Brothers (NYSE: TOL) (2017-2021), a builder of luxury homes, and served in various roles of increasing responsibility across the strategy and human resource functions at 3M (NYSE: MMM), a diversified technology company (2015-2017).

Joseph R. Saab, 56, has been senior vice president, general counsel and corporate secretary since July 2022 and served as interim senior vice president – Human Resources and Corporate Affairs (August 2024-February 2025). Mr. Saab previously served as vice president, deputy general counsel and assistant corporate secretary (2019-2022) and associate general counsel - Industrial Packaging North America, Europe, Middle East & Africa (2014-2019). Mr. Saab joined International Paper in 2001.

There are no family relationships, as defined by the instructions to this item, among any of the Company’s executive officers and any other executive officers or directors of the Company.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of corporate transactions or contemplated acquisitions, including our recently completed business combination with DS Smith Plc, subsequently re-registered as DS Smith Limited ("DS Smith"), which closed on January 31, 2025. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our business combination with DS Smith; (ii) our ability to integrate and implement our plans, forecasts, and other expectations with respect to the combined company, including in light of our increased scale and global presence; (iii) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (iv) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (v) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (vi) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (vii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, recent inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (viii) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, including in light of our increased proportion of assets, liabilities and earnings denominated in foreign currencies as a result of our business combination with DS Smith, trade policies (including but not limited to protectionist measures and increased tariffs and retaliatory tariffs) and trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (ix) the amount of our future pension funding obligations, and pension and healthcare costs; (x) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti- bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xi) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xii) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xiii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiv) our exposure to claims under our agreements with Sylvamo Corporation; (xv) the qualification of such spin-off as a tax-free transaction for U.S. federal income tax purposes; (xvi) risks associated with our review of strategic options for our Global Cellulose Fibers business; (xvii) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xviii) our ability to maintain effective internal control over financial reporting; and (xix) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

The following is a summary of the material risks and uncertainties that could affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to the Business Combination and the Share Issuance

•Failure to achieve the benefits and operating synergies expected from the business combination of DS Smith.
•Significant integration costs that could cause an interruption of, or loss of momentum in, the activities of the Company.
•Exposure to significant unanticipated liabilities.
•Shareholders are more exposed to currency exchange rate fluctuations.
•Failure to successfully integrate DS Smith and realize the benefits and operating synergies expected from the business combination to the extent or within the timeframes anticipated
•Adverse effects and pricing differentials arising from the maintenance of two exchange listings

Risks Related to Industry Conditions

•Fluctuations in the prices of and the demand for our products due to factors such as economic cyclicality and changes in customer or consumer preferences, and government regulations.
•Changes in the cost and availability of raw materials, energy and transportation have recently affected, and could continue to affect, our profitability.
•Competition and downward pricing pressure in the global packaging industry could negatively impact our financial results.

Risks Related to Market and Economic Factors

•Developments in general business and economic conditions could have an adverse effect on the demand for our products, our financial condition and the results of our operations.
•Changes in international conditions or other risks arising from conducting business internationally could adversely affect our business and operations.

Risks Related to Climate and Weather and Social and Environmental Impact Reporting

•We are subject to risks associated with climate change and other sustainability matters and global, regional and local weather conditions as well as by legal, regulatory, and market responses to climate change.

Risks Related to our Operations
•We are subject to cybersecurity and information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.
•We are subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements could impact our business and results of operations.
•Material disruptions at one of our manufacturing facilities could negatively impact financial results.
•We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.
•Our failure to maintain good employee or labor relations may affect our respective operations.
•We may be unable to realize the expected benefits and costs savings associated with restructuring initiatives, including our 80/20 strategic approach.
•We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, spin-offs, capital investments, capital projects and other corporate transactions that are or will be pursued.
•There are risks associated with our review of strategic options for our Global Cellulose Fibers business, and there is no assurance that this review will result in any transaction or other outcome.
•Our continued growth will depend on our ability to retain existing customers and attract new customers.
•Uninsured losses or losses in excess of our insurance coverage for various risks could have an adverse financial effect on our business.
•We may not be able to adequately secure and protect our intellectual property rights, which could harm our competitive advantage.
•We may fail to identify or leverage digital transformation initiatives.

Risks Related to Legal Proceedings and Compliance Costs

•Results of legal proceedings could have a material effect on our consolidated financial results.
•We could be exposed to liability for Brazilian taxes under our agreements with Sylvamo Corporation.
•If our spin-off of Sylvamo Corporation were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we may be subject to significant U.S. federal income taxes.

Risks Related to our Indebtedness

•Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
•The level of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
•We are subject to risks associated with variable rate debt.
•Downgrades in the credit ratings of banks issuing certain letters of credit will increase our cost of maintaining certain indebtedness and may result in the acceleration of deferred taxes.
Risks Related to our Pension and Healthcare Costs

•Our pension and health care costs are subject to numerous factors which could cause these costs to change.
•Our U.S. funded pension plan is currently fully funded on a projected benefit obligation basis; however, the possibility exists that over time we may be required to make cash payments to the plan, reducing the cash available for our business.

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

RISKS RELATED TO THE BUSINESS COMBINATION AND THE SHARE ISSUANCE

We may fail to successfully integrate DS Smith and realize the anticipated benefits and operating synergies expected from the business combination, which could adversely affect our business, financial condition and operating results.

On January 31, 2025, we completed the previously announced business combination with DS Smith. The success of the business combination will depend, in significant part, on our ability to successfully integrate DS Smith, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the business combination.

The complexity and magnitude of the integration effort associated with the business combination are significant, and integrating DS Smith has resulted, and will continue to result, in significant costs. The integration process could cause an interruption of, or loss of momentum in, the other activities of the Company, and our failure to meet the challenges involved in integrating DS Smith and realize the anticipated benefits of the business combination could adversely affect our business, financial condition and results of operations. These challenges include, without limitation:

•Diversion of management’s attention from ongoing business concerns;
•Managing the larger combined business, including in light of our increased scale and global presence;
•Difficulties in the integration of operations and systems, including significant modifications to our internal control systems, processes and critical information systems;
•Designing, implementing and maintaining effective internal control over financial reporting and remediating the previously disclosed material weaknesses of DS Smith;
•Unanticipated expenses, difficulties of delays; and
•Designing and implementing control processes to comply with additional regulations and laws related to the environment, climate change, privacy, and data protection in light of our increased scale and global presence.

There are many factors beyond our control that could affect the timing or total amount of integration-related risks. The failure to effectively address any of these risks, or any other risks related to the integration of DS Smith, could materially adversely impact our business, financial condition and results of operations. In addition, the impact and extent of these integration challenges may exacerbate the other risks described in this “Risk Factors” section, which could materially adversely affect us.

The anticipated benefits of the business combination may not be realized fully or at all, or may take longer to realize than we expect. Actual operating, technological, strategic and revenue benefits, if achieved at all, may be less significant than we expect or may take longer to achieve than anticipated. Further, our results of operations may differ from the projections made with respect to the business combination prior to closing, which were based on assumptions and estimates known to management at the time. If we are not able to realize the anticipated benefits and synergies expected from the business combination within a reasonable time, our business, financial condition and operating results may be adversely affected.

The business combination may expose us to significant unanticipated liabilities that could adversely affect our business, financial condition and results of operations.

The business combination may expose us to significant unanticipated liabilities relating to the operation of the combined company. These liabilities could include tax liabilities, employment or severance-related obligations under applicable law or other benefits arrangements, legal claims, warranty or similar liabilities to customers, and claims by or amounts owed to vendors. Particularly in international jurisdictions, the business combination, or our decision to enter new international markets where DS Smith previously conducted business, could also expose us to tax liabilities and other amounts previously owed by DS Smith. The occurrence of such unforeseen or unanticipated liabilities, should they be significant, could have a material adverse effect on our business, financial condition and results of operations.

As a result of the business combination, our financial results are more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings are denominated in non-U.S. Dollar currencies. We present our financial statements in U.S. Dollars and will have a significant proportion of net assets and income in non-U.S. Dollar currencies, primarily the Pound Sterling and Euro. Our financial condition and results of operation will therefore be more sensitive to movements in foreign exchange rates. A depreciation of non-U.S. Dollar currencies relative to the U.S. Dollar could have an adverse impact on our financial results.

Our maintenance of two exchange listings may adversely affect liquidity in the market for our shares of common stock and result in pricing differentials of shares of common stock between the two exchanges.

Trading in shares of common stock on the London Stock Exchange ("LSE") and the NYSE takes place in different currencies (Pound Sterling on the LSE and U.S. Dollars on the NYSE) and at different times (resulting from different time zones, different trading hours and different trading days for the LSE and the NYSE). The trading prices of shares of common stock on these two exchanges may at times differ due to these and other factors. Any decrease in the price of shares of common stock on the NYSE could cause a decrease in the trading price of shares of common stock on the LSE and vice versa.

The benefits we expect of the dual listing on the NYSE and the LSE, which are increased liquidity, visibility among investors and access to investors who may be able to hold listed shares in the United Kingdom, but not the United States, and vice versa, may not be realized or, if realized, may not be sustained, and the costs and additional regulatory burdens associated with a dual listing may ultimately outweigh the associated benefits.

RISKS RELATED TO INDUSTRY CONDITIONS

Fluctuations in the prices of and the demand for our products due to factors such as economic cyclicality and changes in customer or consumer preferences, and government regulation could materially affect our financial condition, results of operations and cash flows.

Substantially all of our business has experienced, and is expected to continue to experience, cycles relating to industry capacity, customer demand, and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Product prices and sales volumes have fallen in the past in periods and regions where demand was lower than available supply, and there can be no assurance that this will not recur. New or existing producers of pulp or paper products may add or adjust capacity affecting available supply. Further, changes in customer or consumer preferences may increase or decrease the demand for fiber-based products and non-fiber substitutes. Customer and consumer preferences change based on, among other factors, cost, convenience, health concerns and perceptions and an increased awareness of sustainability considerations. In some areas, customers have increasingly shown interest in environmentally-friendly products such as fiber-based packaging. Advances in non-fiber technologies such as plastic packaging or other materials could result in decreased demand for our products. In addition, legal developments, such as new governmental regulations on single-use packaging products could significantly alter the market for our products. Any of the foregoing, including a failure to anticipate and respond to changing trends, customer preferences and technological and regulatory developments could have a material adverse effect on our business, financial condition, results of operations and/or future prospects. A lack of investor confidence in the paper and packaging industry could also have a negative impact on our business, financial condition, results of operations and/or future prospects.

Changes in the cost and availability of raw materials, energy and transportation have recently affected, and could continue to affect, our profitability.

We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda, starch and adhesives), energy sources (principally biomass, natural gas, electricity and fuel oil) and third-party transport companies. The market price of virgin wood fiber varies based upon availability, demand, quality, and source. The global supply and demand for recycled fiber may be affected by factors such as trade policies between countries, individual governments’ legislation and regulations, and general macroeconomic conditions. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause significant fluctuations in recycled fiber prices. Taking into account ongoing inflationary conditions in domestic and global markets, we have experienced, and may continue to experience, a significant increase in various costs, including recycled fiber, energy, freight, chemical, and other supply chain costs, which has adversely affected, and may continue to adversely affect, our operations.

Moreover, the availability of labor and the market price for fuel may affect third-party transportation costs.

In addition, because our business operates in highly competitive industry segments, we have not always been able to, and may in the future be unable to, recoup past or future increases in the costs of any raw materials, energy sources or transportation sources from customers, which significantly affect profitability. In addition, where we are able to recoup our cost increases, there may be a delay between the onset of the cost increases and the recoupment. Any inability to recover input cost increases could lead to a material adverse effect on our business, financial condition, results of operations and/or future prospects.
We have significant exposure to energy costs, in particular gas, electricity and other fuel costs. Energy prices have fluctuated dramatically in the past and may continue to increase and/or fluctuate in the future. Transportation costs are also impacted by energy costs since a key component of transportation costs relates to the cost of oil. We have employed and expect to continue to employ, strategies and tools to reduce the volatility of energy costs and ensure a degree of certainty over future energy costs. However, there can be no certainty that those strategies and tools will continue to manage such impact in the future. Volatile and increasing energy prices, including as a consequence of the conflict between Russia and Ukraine and other geopolitical conflicts, or a failure to effectively implement such strategies and tools could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

Competition and downward pricing pressure in the global packaging industry could negatively impact our financial results.

We operate in a competitive international environment in all operating segments. Our products compete with products produced by other forest products companies. Product innovations, manufacturing and operating efficiencies, additional manufacturing capacity, distribution and commercial strategies pursued or achieved by competitors, the increased use of artificial intelligence ("AI") and machine learning solutions in the paper industry, and the entry of new competitors, could negatively impact our financial results. In addition, our products compete with companies that produce substitutes for wood-fiber products, such as plastics and various types of metal. Customer shifts away from wood-fiber products toward such substitute products may adversely affect our business and financial results. Further, we depend on critical suppliers and key customers. An inability to foster these relationships and to manage any material changes in commercial terms and service levels could have a material adverse impact on our business, financial condition, results of operations and/or future prospects.

Pricing in the paper and packaging industry can be affected by, among other things, product commoditization, changes in demand, price reductions, entrance of new competitors or capacity, changes in product supply, and the introduction of new products, technologies and equipment, including the use of AI and machine learning solutions. We face significant pressure to reduce per unit costs to achieve commercially acceptable returns. In circumstances where we are unable to adjust the relevant cost base sufficiently, pricing pressure could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

RISKS RELATED TO MARKET AND ECONOMIC FACTORS

We are affected by adverse developments in general business and economic conditions, which could have an adverse effect on the demand for our products, our financial condition and the results of our operations.

General economic conditions may adversely affect industrial non-durable goods production, consumer confidence and spending, and employment levels, all of which impact demand for our products, or otherwise adversely affect our business. We may also be adversely affected by catastrophic or other unforeseen events, including health epidemics or pandemics, natural disasters, geopolitical events, military conflicts, terrorism, port and canal blockages and similar disruptions, political, financial or social instability, or civil or social unrest. Future health pandemics could also adversely impact portions of our business to varying degrees, including as the result of lower demand for certain products, supply chain and labor disruptions, and higher costs. These effects could have a material impact on our business, results of operations, cash flow, liquidity, or financial condition. Moreover, negative economic conditions or other adverse developments with respect to our business have resulted in, and may in the future result in impairment charges which could be material. Volatility or uncertainty in the financial, capital and credit markets, and negative developments associated with interest rates, asset values, currency exchange rates and the availability of credit, could also have a material adverse effect on our business, financial condition and results of operations.

Macroeconomic conditions in the U.S., Europe and globally continue to be challenging in certain respects, including as the result of significant inflationary pressures impacting recent periods, elevated interest rates, challenging labor market conditions, and adverse effects and uncertainty associated with current geopolitical conditions. Our operations have been adversely affected, and could continue to be adversely affected in the future, by these challenging macroeconomic and geopolitical conditions, including as the result of lower demand for certain products, and higher raw material and labor costs. Further, because the markets for packaging products in many industrialized countries are generally mature, there is a significant degree of correlation between economic growth and demand for packaging products. Therefore, any deterioration in macroeconomic conditions in the U.S., Europe and/or globally resulting in a slowdown in economic growth may correlate with a corresponding decline in demand for packaging products in those markets. Moreover, any significant deterioration in current negative macroeconomic conditions, or any recovery therefrom that is significantly slower than anticipated, could have a material adverse effect on our business, results of operations or financial condition. Further, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, the cost of borrowing, our ability to access capital on favorable terms, and our overall liquidity could be adversely affected.

Changes in international conditions or other risks arising from conducting business internationally could adversely affect our business and operations.

As a global producer of renewable fiber-based packaging and pulp products, we operate in many different countries. As a result, we are vulnerable to risks related to our international operations. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events, corruption, anti-American sentiment, expropriation measures, social and ethnic unrest, natural disasters, military conflicts and terrorism, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contractual rights and intellectual property rights), adverse currency fluctuations, foreign exchange control regimes (including restrictions on currency conversion), downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, import restrictions, controls or other trade protection measures, economic sanctions, health guidelines and safety protocols, nationalization, changes in social, political or labor conditions, and adverse developments regarding sustainability, environmental regulations and trade policies and agreements, any of which risks could negatively affect our financial results. For example, a significant portion of sales from our Global Cellulose Fibers business are concentrated in China and could be adversely affected by changes in economic conditions and demographics. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tax benefits and other measures giving local producers a competitive advantage may also adversely impact our operating results and our business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (such as in relation to the trade tensions between the U.S. and China), could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders. Additionally, the current U.S. presidential administration has indicated a desire to significantly increase the rates and broaden the scope of tariffs imposed on goods imported into the U.S., such as from China, which may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Specifically, the U.S. federal government has implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. Such tariffs and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our international markets. Tariffs could increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the profit margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope, and nature of the tariffs.

We may continue to be adversely affected by ongoing geopolitical instability and the economic consequences and disruptions arising therefrom, including as the result of the military conflict between Russia and Ukraine, the conflict in the Middle East, and increasing tensions between China and Taiwan. For example, prior to the closing of the disposal of our ownership stake in Ilim and Ilim Group in the third quarter of 2023, the military conflict between Russia and Ukraine adversely affected our Ilim joint venture and financial results, including as the result of economic sanctions, actions by the Russian government, and associated domestic and global economic and geopolitical conditions. These risks may be further heightened in the event of the expansion in the scope or escalation of any such conflicts. In addition, changes to economic sanctions programs, such as in response to the conflict between Russia and Ukraine, could put us at risk of violating sanctions as a result of an existing presence in a newly sanctioned jurisdiction or relationship with a newly sanctioned entity if we fail or are unable to end such presence or relationship in a timely manner.

In addition, our international operations are subject to laws related to operations in foreign jurisdictions, including laws prohibiting bribery of government officials and other corrupt practices. Anti-bribery laws such as the U.K. Bribery Act 2010, the Foreign Corrupt Practices Act of 1977, and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to public officials for the purpose of obtaining or retaining business. Further, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other non-U.S. government entities maintain economic sanctions targeting various countries, persons and entities. We are also subject to the laws and regulations of governmental and regulatory agencies. Failure to comply with domestic or foreign laws could result in various adverse consequences for us including the imposition of civil or criminal sanctions, reputational damage and the prosecution of executives overseeing international operations.

We are exposed to the translation of the results of overseas subsidiaries into their respective reporting currencies, as well as the impact of currency fluctuations on their commercial transactions denominated in foreign currencies. Adverse movements in foreign exchange rates relating to foreign currency denominated commodities, assets and liabilities, and transactions could have a material impact on our business, financial condition, results of operations and/or future prospects.

RISKS RELATED TO CLIMATE AND WEATHER AND SOCIAL AND ENVIRONMENTAL IMPACT REPORTING

We are subject to risks associated with climate change and other sustainability matters and global, regional and local weather conditions as well as by legal, regulatory, and market responses to climate change.

Climate change impacts, including rising temperatures and the increasing severity and/or frequency of adverse weather conditions, may result in operational impacts on our facilities, as well as supply chain disruptions and increased raw material and other costs. These adverse weather conditions and other physical impacts which may be exacerbated as the result of climate change include floods, hurricanes, tornadoes, earthquakes, hailstorms, wildfires, snow, ice storms and drought. Climate change may also contribute to the decreased productivity of forests, a key source in the production of paper products, and adverse impacts on the distribution and abundance of species, and the spread of disease and insect epidemics, any of which developments could adversely affect forestland management and the availability of energy and water resources. The effects of climate change and global, regional and local weather conditions, including the resulting financial costs of compliance with legal or regulatory initiatives, could have a material adverse effect on our results of operations and business.

In recent years, there has been a heightened focus, including from investors, customers, the general public, domestic and foreign governmental (including but not limited to the United Kingdom and the European Union) and nongovernmental authorities, regarding sustainability matters, including with respect to climate change, greenhouse gas (“GHG”) emissions, packaging and waste, sustainable supply chain practices, biodiversity, deforestation, land, energy and water use, and human capital matters. This heightened focus on sustainability matters, including climate change, has resulted in more prescriptive reporting requirements with respect to sustainability metrics and other new requirements, an increased expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure with respect to making commitments, setting targets, or establishing goals, and taking action to meet them, which has caused and is expected to continue to cause the incurrence by us of increased compliance costs. As the result of this increased focus and commitment to sustainability matters, we (either voluntarily and/or as required by applicable law and regulation) have provided disclosure and established targets and goals with respect to various sustainability matters, including climate change. For example, we have publicly committed to reducing our Scope 1, 2 and 3 GHG emissions by 35% from 2019 to 2030. Meeting these and other sustainability targets and goals have increased our capital and operational costs. Further, we may continue to establish, increase and/or revise such disclosure, targets and goals in the future. For example, following the completion of our business combination with DS Smith, we are reassessing our Vision 2030 goals to ensure that they align with our expanded operations and capabilities, which may result in modifications to our existing targets and timelines. While we aim to lever the strengths and synergies of our combined Company to enhance our initiatives, there is a risk that we may need to revise our Vision 2030 goals to ensure they align with our expanded business operations, increased scale and global presence. Efforts to achieve our initiatives and goals, including collecting, measuring, and reporting sustainability information, involve operational, reputational, financial, legal, and other challenges and may result in additional costs or delays related to achieving our Vision 2030 goals. Such efforts may have a negative impact on us, including our brand name, reputation, and the market price of our common stock.

There also continues to be a lack of consistency in legal and regulatory initiatives regarding climate change across jurisdictions and various governmental entities. Additional expenses are expected to be incurred as a result of domestic and international regulators requiring additional disclosures regarding GHG emissions. Further, there can be no assurance regarding the extent to which our climate and other sustainability targets can be achieved, and the achievement of these targets is subject to various risks and uncertainties, some of which are outside our control. Moreover, there is no assurance that investments made in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. If we are unable to meet climate and other sustainability targets and goals, on projected timelines or at all, or if such goals and targets are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly or not otherwise in our best interests, investor, customer and other stakeholder relationships could be damaged, which could adversely impact our reputation, business and results of operations. Moreover, not all of our competitors establish climate or other sustainability targets and goals at comparable levels, which could result in competitors having lower supply chain or operating costs as well as reduced reputational risks associated with not meeting such goals.

We may be unable to manage energy demand needs within our sustainability targets and certain of our respective acquisitions, may bring new sustainability challenges. Such inability to manage sustainability demands and challenges could have a significant impact on our business, financial condition, results of operations and/or future prospects. Other climate-related business risks that we face, include risks related to the transition to a lower-carbon economy, such as increased prices for fossil fuels; the introduction of a carbon tax; increased regulation of operations and products, and the resulting potential for increased litigation; and more stringent and/or complex environmental and other permitting requirements. To the extent that climate-related business risks materialize, particularly if we are unprepared for them, we may incur unexpected costs, and our business may be materially and adversely affected.

Additionally, sustainability reporting is becoming more broadly expected by regulators, investors, shareholders, and other third parties. If we do not adapt to or comply with such investor, customer, or other stakeholder expectations, or if we are perceived to have not responded appropriately or quickly enough to growing sustainability related concerns for sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, we may suffer reputational damage or be precluded from doing business with certain customers. Our business, financial condition, and/or the market price of our common stock could be materially and adversely affected. Further, our sustainability and goals may not be favored by certain stakeholders, whose priorities and expectations may not align or may be opposed to one another, which could result in public scrutiny or reputational damage, and could impact the attraction and retention of investors, customers, and employees.

RISKS RELATED TO OUR OPERATIONS

We are subject to cybersecurity and information technology risks related to breaches of security pertaining to sensitive company, customer, employee and vendor information as well as breaches in the technology used to manage operations and other business processes.

Our business operations rely on securely managed information technology systems, some of which are provided or managed by third parties, for data capture, processing, storage and reporting. We have invested in information technology security initiatives and risk management, as well as incident response, business continuity and disaster recovery plans, but it is not possible to eliminate all systematic or external risk. Further, the development and maintenance of information technology security measures is costly and requires ongoing monitoring, testing and updating as technologies and processes change, and efforts to overcome security measures become increasingly sophisticated. Additionally, the global regulatory environment surrounding information security, data privacy and data protection is becoming increasingly restrictive and is evolving frequently.

The current cyber threat environment presents increased risk for all companies, including those in our industry. Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt operations. In this regard, we have experienced cyber threats and events from time to time, although none have materially affected us, including our results of operations or financial condition. Given the current cyber threat environment, the volume and intensity of cybersecurity attacks and attempted intrusions are expected to increase in the future. We work with a large number of third-party vendors, suppliers, platforms, software, applications, and technologies, each of which may be subject to a cybersecurity incident or information technology failure that impacts our business or operations. We may be required to spend significant resources to verify the implementation of cybersecurity controls by our vendors and suppliers. In addition, despite careful security and controls design, implementation, updating, monitoring and independent third-party verification, our information technology systems, together with those of our third-party providers or joint venture partners, have been and could again be compromised or disrupted due to factors such as employee error or malfeasance, cyber-attacks, including ransomware, malware, phishing attacks, advanced persistent threats, social engineering, credential stuffing or distributed denial-of-service attacks or data or security breaches by malicious actors such as common hackers, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, disruptions resulting from geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Such attacks are increasing in complexity, and the rapid evolution and increased adoption of AI technologies may intensify cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Furthermore, remote working and personal device use increases the risks of cyber incidents and the improper dissemination of personal or confidential information. Moreover, the hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. In addition, cybersecurity-related threats may remain undetected for an extended period of time.

Any cybersecurity attack, data or security breach, other security incident, compromise, damage, disruption, outage or shutdown to our or the information technology systems or networks, or those of any businesses with which we interact could result in lost sales, business delays, negative publicity or reputational impact, and a loss of customer confidence, and have a material adverse effect on our business or financial results. Any such incident or breach could also result in operational or supply chain disruptions, data loss, corruption or manipulation, or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by customers to conduct business, the acquisition, use or disclosure of data or inability to access data, the release of confidential information about our operations, and subject us to litigation and government enforcement actions. Further, in such event, access to applications required to plan operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and loss or inappropriate disclosure of confidential company, employee, customer or vendor information, could also stem from such incidents. Moreover, any significant cybersecurity event could require us to devote significant management time and resources in response to such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate and remediate such event, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner. Further, following completion of our business combination with DS Smith, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may add complexities in providing complete and reliable information about cybersecurity incidents to customers, counterparties, and regulators, as well as the public. The recent completion of our business combination with DS Smith has resulted in increased scale and a broader global presence, which will impact our cybersecurity risk profile. As part of the integration of the newly acquired business, we are actively assessing and addressing these cybersecurity risks to ensure robust protection of our expanded operations and data assets. Additionally, while insurance coverage designed to address certain aspects of cyber risks may be in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with such incidents.

We are subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.

As a publicly listed company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing requirements of the NYSE. By virtue of our secondary listing on the LSE, we are now subject to the listing requirements of the LSE, the Market Abuse Regulation and Disclosure Guidance and Transparency Rules. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Any failure to maintain effective controls or any difficulties encountered implementing required new or improved controls could cause us to fail to meet our reporting obligations, which could have a material adverse effect on our business and the trading price of our common stock.

Our operations are subject to regulation under a wide variety of domestic and international laws, regulations and other government requirements, including, among others, those relating to the environment, health and safety, labor and employment, data privacy, tax, trade and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our respective operations and objectives or affect our respective returns on investments by restricting existing activities and products or increasing costs. In addition, any failure or alleged failure to comply with applicable laws, regulations or other government requirements could have an adverse effect on our reputation and financial results or may result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability.

We are subject to increasingly stringent federal, state, local and international laws governing the protection of the environment that continue to evolve as new guidance is provided by regulatory and governing bodies and as pending or future litigation is resolved. The changing laws, regulations and standards relating to corporate governance, ESG matters and public disclosures in various jurisdictions create uncertainty for public companies, increase legal and compliance costs and make activities more time consuming. We have incurred, and, following completion of our business combination with DS Smith, expect to continue to incur and invest resources, significant capital, operating and other expenditures complying with applicable and forthcoming environmental laws and regulations, including with respect to GHG emissions and other climate-related matters. These investments may lead to higher operating expenses as the cost of compliance increases. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of soil and groundwater, including situations where we have been identified as a potentially responsible party. There can be no assurance that future remediation requirements and compliance with existing and new laws and requirements will not require significant expenditures, or that existing reserves for specific matters will be adequate to cover future costs. We could also incur substantial fines or sanctions, enforcement actions (including orders limiting operations or requiring corrective measures), natural resource damages claims, cleanup and closure costs, third-party claims for property damage and personal injury and reputational harm as a result of violations of, or liabilities under, environmental laws, regulations, codes and common law. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, liability may be imposed without regard to contribution or to whether we knew of, or caused, the release of hazardous substances. Additionally, if our compliance efforts with new applicable laws, regulations, and standards do not align with the expectations of regulatory or governing bodies due to ambiguities in their application and implementation, or if they differ from interpretations arising from related litigation, we may face legal actions. This could negatively impact our business, financial condition, operational results, and cash flow.

Our global operations are subject to complex and evolving domestic and international data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, the UK's General Data Protection Regulation, any supplemental applicable European Union member state or UK national data protection laws, China’s Personal Information Protection Law and comprehensive privacy laws in many U.S. states, including California, Connecticut, Colorado, Utah, and Virginia. These laws impose a range of compliance obligations regarding the handling of personal data. There are significant penalties for non-compliance, including monetary fines, disruption of operations and reputational harm. Moreover, other states and governmental authorities around the world have introduced or passed, or are considering, similar legislation which may impose varying standards and requirements on data collection, use and processing activities.

This increasingly restrictive and evolving global regulatory environment related to data privacy and data protection may continue to require changes to our business practices, and give rise to significantly expanded compliance burdens, costs and enforcement risks. Moreover, many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to business practices, data processing and security systems, penalties, increased operating costs or other impacts on our business. Additionally, regulatory bodies and others tasked with enforcing privacy and data protection laws have been actively engaging in enforcement investigations and actions. These laws often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. We use internal and external resources to monitor compliance with relevant legislation and continually evaluate and, where necessary, modify data processing practices and policies to comply with evolving privacy laws. Nevertheless, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and policies, procedures and practices will prevent the improper handling of, disclosure of or access to personal data. Improper handling and disclosure of or access to personal data in violation of other data privacy and protection laws could cause reputational harm and loss of consumer confidence and subject us to government enforcement actions (including fines), or result in private litigation, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

We are also exposed to the risk of changes in tax law and tax rates in a number of jurisdictions. The costs associated to comply with these laws and regulations are substantial and possible future laws and regulations or changes to existing laws and regulations (including the imposition of higher taxes) could require us to incur additional expenses or capital expenditures or result in restrictions on or suspensions of operations. For example, the Organization for Economic Cooperation and Development (the “OECD”), the EU and various countries (including countries in which we operate) have enacted or committed to enact a 15% global minimum tax applied on a country-by-country basis
(the “Pillar Two rule”). In many of the countries implementing the Pillar Two rule, the first component of the Pillar Two rule became effective in 2024, with the second component expected to come into effect in 2025. It is possible that the Pillar Two rule could adversely impact our effective tax rate in future periods. Additionally, administrative guidance with respect to tax law can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe our reported positions comply with relevant tax laws and regulations, taxing authorities could interpret the application of certain laws and regulations differently. We have been and continue to be subject to tax audits in various taxing jurisdictions around the world. In some cases, we have appealed, and may continue to appeal, assessments by taxing authorities, including in the court system. As such, tax controversy matters may result in previously unrecorded tax expenses, accelerated cash tax payments, higher future tax expenses, or the assessment of interest and penalties.

As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with international laws, the nature of which cannot be determined at this time. Several jurisdictions, including Europe, the U.S. federal government, and certain U.S. states, have already proposed or enacted laws, regulations, and other requirements governing AI. For example, on May 21, 2024, the Council of the European Union adopted the EU AI Act, regulating the developments and deployment of AI systems. The EU AI Act imposes obligations on transparency, risk management and data governance for AI systems, particularly those classified as high risk, with significant fines for noncompliance. Other jurisdictions may decide to adopt similar or more restrictive requirements that may render the use of AI challenging. These requirements may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our business practices, or limit AI usage, which may lead to inefficiencies or competitive disadvantages.

Material disruptions at one of our manufacturing facilities could negatively impact financial results.

We operate facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption. A material disruption at our corporate headquarters, a manufacturing facility or key mill could prevent us from meeting customer demand, reduce sales and/or negatively impact our financial condition. Any of our manufacturing facilities or any machines within an otherwise operational facility, could cease operations unexpectedly due to a number of events, including:

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

•domestic and international laws and regulations applicable to us and any of our respective business partners, including joint venture partners, around the world;

•unscheduled maintenance outages;

•prolonged power failures;

•an equipment failure;

•a chemical spill or release;

•explosion of a boiler or other equipment;

•damage or disruptions caused by third parties operating on or adjacent to a manufacturing facility;

•disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;

•a widespread outbreak of an illness or any other communicable disease, or any other public health crisis or any impacts related to government regulation as a result thereof;

•failure of third-party service providers and business partners to satisfactorily fulfill their commitments and responsibilities in a timely manner and in accordance with agreed upon terms;

•labor difficulties; and

•other operational problems.

Any such downtime or facility damage could prevent us from meeting production targets, customer demand and satisfying customer requirements, which may necessitate unplanned expenditures, resulting in lower sales and have a negative effect on our financial results.

We operate in a challenging market for talent and may fail to attract and retain qualified personnel, including key management personnel.

Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The market for both hourly workers and salaried workers continues to be competitive, particularly for employees with specialized technical and trade experience. This, along with the current competitive labor market and ongoing inflationary conditions, has led to higher labor costs. In addition, we rely on our key executive and management personnel to manage our business efficiently and effectively. The unanticipated departure of key executive and management employees, particularly in a challenging market for attracting and retaining employees, could adversely affect our business. Moreover, changing demographics and labor work force trends, including remote work and changing work-life balance expectations, may make it difficult for us to replace retiring or departing employees. The failure to retain and/or recruit additional or substitute senior managers and/or other key employees and a failure to identify and resource for future capability requirements such that there is a gap in skills and knowledge across key business areas, or if higher labor costs and shortages persist, could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

Our failure to maintain good employee or labor relations may affect our respective operations.

Future developments in relation to our business could adversely affect employee or labor relations. Good employee and labor relations depend on the ability to drive innovation, manage change and engage the workforce, and failure to do so could have a material adverse effect on our business, financial condition, results of operations and/or future prospects. Further, labor disputes or other problems could lead to a substantial interruption to our business and have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

Following the completion of our business combination with DS Smith, a significant number of our employees are represented by unions, trade unions and national works councils. We have collective bargaining agreements in place with U.S. and international trade unions. In the U.S., we may not be able to successfully negotiate new collective bargaining agreements once our current contracts with unions expire without work stoppages or labor difficulties, or we may be unable to renegotiate such contracts on favorable terms. Negotiations between us and the United Steelworkers union (the “USW”) regarding the mill master collective bargaining agreement and related mill joint pension council master agreement resulted in new agreements which will expire August 2027 and September 2027, respectively. Negotiations between us and the USW regarding the converting master collective bargaining agreement (which expired in April 2024) and related converting joint pension council master (which expired September 2024) took place in February 2024 and resulted in new agreements which will expire in April and September 2028, respectively. The USW represents approximately 10,600 employees in our mills and converting facilities. In Europe, we have collective agreements in place with trade unions, and also have agreements in place with a European Works Council, which brings together employee representatives from the different European countries in which we operate and provides a forum for information sharing and consultation. We have experienced limited work stoppages in the past and may experience work stoppages in the future. Further, labor organizations may attempt to organize groups of additional employees from time to time, and recent and potential changes in labor laws could make it easier for them to do so.

If there is a substantial change to the terms of any collective bargaining agreements or an agreement acceptable to us cannot be reached at all when the collective agreements are renewed, we could face increased labor costs or disruptions as a result of labor union activity in the future. If we experience any extended interruption of operations at any of the relevant facilities as a result of strikes or other work stoppages, or if unions, trade unions and national works councils are able to organize additional groups of our employees, our operating costs could increase and our operational flexibility could be reduced.

We may be unable to realize the expected benefits and cost savings associated with restructuring initiatives, including our 80/20 strategic approach.

We have restructured portions of our operations from time to time and have current restructuring initiatives taking place, and it is likely that we will engage in restructuring activities in the future. For example, as previously disclosed in October 2023, we committed to certain strategic actions impacting our Containerboard and Global Cellulose Fibers businesses. Consistent with this initiative, in December 2023, we permanently closed our containerboard mill in Orange, Texas, and permanently ceased production on two of our pulp machines at our mills in Riegelwood, North Carolina, and Pensacola, Florida. We recorded charges associated with these actions during the three months ended December 31, 2023. Moreover, in 2024, we began implementing an 80/20 strategic approach to drive transformational performance. Through the 80/20 strategic approach, we intend to deliver profitable market share growth by striving to be the lowest-cost producer, and the most reliable and innovative sustainable packaging solutions provider to our customers across North America and EMEA. As part of our 80/20 strategic approach, we intend to guide investments and align resources to win with customers, while reducing complexity and cost across the Company. To that end, we have been implementing restructuring initiatives. For example, on October 15, 2024, we announced a corporate overhead restructuring plan to reduce operating costs, optimize organizational structure and better align our workforce with the needs to our customers, pursuant to which we reduced our workforce by approximately 650 employees. This restructuring plan was substantially implemented in the fourth quarter of 2024. We recorded charges associated with these actions during the three months ended September 30, 2024, and December 31, 2024. Further, on October 31, 2024, we announced plans to permanently close our pulp and paper mill in Georgetown, South Carolina. We incurred $119 million of charges during the three months ended December 31, 2024 for the Georgetown, South Carolina mill closure. On February 13, 2025, we announced plans to permanently close our containerboard mill in Campti, Louisiana. We expect to incur pre-tax charges of approximately $357 million during the three months ending March 31, 2025.

We have also been implementing certain commercial initiatives as a part of our 80/20 strategic approach and our box go-to-market strategy. Among other things, these commercial initiatives include strategically focusing our business, pricing to better reflect the services and value we provide, and aligning resources with our best and most strategic customers.

We may be unable to realize the expected benefits from these and other restructuring initiatives that we may in the future undertake. In particular, restructuring activities may divert the attention of management, disrupt operations and fail to achieve the intended cost and operational benefits. If the

Company is unable to realize the expected benefits from its restructuring initiatives, the Company’s financial results could be adversely impacted. In addition, because we are unable to predict or control market conditions, including changes in the supply and demand for our products, product prices or manufacturing costs, we may not be able to predict the appropriate time to undertake restructurings. Further, cash and non-cash charges may be incurred in connection with restructuring activities, which may be material. Moreover, judgment is required to estimate restructuring charges, and these estimates, and the assumptions underlying them, may change as additional information becomes available or facts or circumstances related to restructuring initiatives change.

We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, spin-offs, capital investments, capital projects and other corporate transactions that are or will be pursued.

Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures, spin-offs, and other corporate transactions and to realize the benefits expected from such transactions, including the acquisition of DS Smith as set forth above. Ongoing capital investment is also required to expand, maintain and upgrade existing facilities, to develop new facilities and to ensure compliance with new regulatory requirements. Our expenditures on capital projects could be higher than anticipated, the projects may experience unanticipated disruptions or delays in completing the projects and the desired benefits from those projects may not be achieved, including as a result of a deterioration in macroeconomic conditions, the unavailability of capital equipment or related materials, delays in obtaining permits or other requisite approvals or changes in laws and regulations. We are subject to the risk that the expected benefits from such transactions may not be achieved. This failure could require an impairment charge to be recorded for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings. Among the benefits expected from potential as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place a higher strategic value on such businesses and assets.

Corporate transactions of this nature that we may pursue involve a number of special risks, including with respect to the inability to realize business goals with such transactions as noted above, including our acquisition assumptions, the focus of management’s attention on these transactions and the assimilation of acquired businesses into existing operations, the demands on financial, operational and information technology systems resulting from acquired businesses, our ability to integrate personnel, labor models, financials, customer relationships, supply chain and logistics, IT and other systems successfully, business culture compatibility, the possibility of becoming responsible for substantial contingent or unanticipated legal liabilities as the result of acquisitions or other corporate transactions, and increasing the scope geographic diversity and complexity of our operations.

Moreover, effective internal controls are necessary to provide reliable and accurate financial reports, and the integration of businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Moreover, any failure to integrate, or delay in integrating, IT systems of acquired businesses could create an increased risk of cybersecurity incidents. Following integration, an acquired business may not produce the expected margins or cash flows. Furthermore, we may finance these strategic transactions by incurring additional debt or issuing equity, which could increase leverage or impact our ability to access capital in the future.

There are risks associated with our review of strategic options for our Global Cellulose Fibers business, and there is no assurance that this review will result in any transaction or other outcome.

On October 31, 2024, we announced that we were reviewing strategic options for our Global Cellulose Fibers business. There can be no assurance that this review will result in any kind of transaction or other outcome, or, if any transaction or other outcome occurs, the timing or terms thereof. Moreover, our ability to affect any transaction or other outcome may be dependent on a number of factors that may be beyond our control, such as market conditions, industry trends, regulatory approvals, and the availability of financing on favorable terms. In addition, even if this review ultimately results in a transaction or other outcome, there can be no assurance that such transaction or other outcome will have a positive effect on shareholder value.

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

Our continued growth will depend on our ability to retain existing customers and attract new customers.

Our future growth will depend on our ability to retain existing customers, attract new customers as well as make existing customers and new customers increase their volume commitments. There can be no assurance that customers will continue to use our products or that they will be able to continue to attract new volumes at the same rate as in the past.

A customer’s use of our products may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products, the effectiveness of our support services, the pricing of our products, the pricing, range and quality of competing products, the effects of global economic conditions, regulatory limitations, trust, perception and interest in the paper and packaging industry and in their products. Furthermore, the complexity and costs associated with switching to a competitor may not be significant enough to prevent a customer from switching packaging providers.

Any failure by us to retain existing customers, attract new customers, and increase revenue from both new and existing customers could have a material adverse effect on our business, results of operations, financial condition and/or future prospects. These efforts may require substantial financial expenditures, commitments of resources, developments of processes, and other investments and innovations without a guarantee that existing customers will be retained and/or new customers will be attracted.

Uninsured losses or losses in excess of our insurance coverage for various risks could have an adverse financial effect on our business.

We maintain business insurance that we consider to be adequate and appropriate for our business and activities. Certain types of risks such as losses due to natural disasters, riots, acts of war or terrorism are, however, either uninsurable or not economically insurable. In addition, even if a loss is insured, we may be required to pay a significant deductible on any claim for recovery of such loss prior to the insurer being obliged to reimburse the loss, or the amount of the loss may exceed the coverage for the loss. Any uninsured losses could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

We may not be able to adequately secure and protect our intellectual property rights, which could harm our competitive advantage.

We rely on intellectual property laws to protect our rights to certain aspects of our systems, products and processes including product designs, proprietary technologies, research and concepts. For example, our packaging business owns hundreds of patents covering our designs and products. Trademarks and licenses and their effective management play an important role in protecting intellectual property rights. The actions taken by us to protect our respective proprietary rights may be inadequate to prevent imitation or unauthorized use. The laws of various countries offer different levels of protection for intellectual property rights and there can be no assurance that our intellectual property rights will not be challenged, invalidated, misappropriated or circumvented by third parties. Any of these possibilities could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

We may fail to identify or leverage digital and/or AI transformation initiatives.

We may fail to identify or leverage digital and/or AI transformation initiatives in areas from point-of-sale through to manufacture and delivery to customers, or miss the opportunity to meet the demand for smart products. Failure to implement digital and data programs or identify or prioritize the latest digital and/or AI transformation initiatives may result in us falling behind our competitors with regards to speed to market, smart product offerings, manufacturing capacity and service levels, each of which could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.

RISKS RELATED TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

Results of legal proceedings could have a material effect on our consolidated financial results.
We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with the legal, regulatory or governmental proceedings or our other loss contingencies or we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results. See Note 13 - Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data for further information.

For example, we (through both International Paper and our newly acquired DS Smith subsidiaries operating in Italy) are among a number of companies operating in the paper packaging industry subject to a decision by the Italian Competition Authority concerning anti-competitive behavior in Italy. We are further subject to a number of actual and threatened claims for compensation arising out of or relating to the decision by the Italian Competition Authority. Given the early stages of these claims and our intention to defend robustly against such claims, it is too early to predict or reasonably estimate the overall outcome or ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages could not have a material impact on our financial condition.

We could be exposed to liability for Brazilian taxes under our agreements with Sylvamo Corporation.

In connection with the spin-off of Sylvamo Corporation (“Sylvamo”), we previously entered into agreements with Sylvamo and its subsidiaries, including among others a tax matters agreement. Under the tax matters agreement, we could have significant payment obligations in connection with certain Brazilian tax matters. Under this agreement, we have agreed to pay 60% of the first $300 million of any liability resulting from the resolution of these Brazilian tax matters (with Sylvamo paying the remaining 40% of the first $300 million of any such liability) and 100% of any liability resulting from the Brazilian tax matters over $300 million. These Brazilian tax matters relate to assessments for the tax years 2007-2015 of approximately $95 million in tax (adjusted for variation in currency exchange rates) and approximately $235 million in interest, penalties, and fees (adjusted for variation in currency exchange rates). Accordingly, the assessments total approximately $330 million (adjusted for variation in currency exchange rates), although interest, penalties and fees continue to accrue over time. Under the tax matters agreement, our potential liability for such assessments would currently be approximately $210 million (adjusted for variation in currency exchange rates). If we were found liable to pay such amounts, this could have an adverse effect on our business, financial condition, results of operations and/or cash flow. See Note 13 - Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data for further information.

If our spin-off of Sylvamo Corporation were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we may be subject to significant U.S. federal income taxes.

We received opinions from tax advisors and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of Sylvamo and certain related transactions as a transaction that is generally tax-free for U.S. federal income tax purposes to Sylvamo, us and our shareholders who received a distribution of Sylvamo common stock in connection with the spin-off. A tax opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. In addition, our advisors and the IRS relied on certain representations and covenants delivered by us and Sylvamo in rendering such opinions and in the private letter ruling. If any of the representations or covenants relied upon for the tax opinions or private letter ruling were inaccurate, incomplete or not complied with by us, Sylvamo or any of their respective subsidiaries, the tax opinions and private letter ruling may be invalid and the conclusions reached therein could be jeopardized.

If the IRS ultimately determines that the spin-off is taxable, then the spin-off could be treated for U.S. federal income tax purposes as a taxable gain to us (determined as of the date of the spin-off). In such event, significant U.S. federal income tax liabilities could be incurred by us. These income tax liabilities may be indemnifiable by Sylvamo pursuant to a tax matters agreement between us and Sylvamo. However, there can be no assurance that Sylvamo would have adequate resources or liquidity if it were required to indemnify us.

RISKS RELATED TO OUR INDEBTEDNESS

Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.

Maintaining an investment-grade credit rating is an important element of our financial strategy. A downgrade of ratings below investment grade will likely eliminate our ability to access the commercial paper market, may limit access to the capital markets, have an adverse effect on the market price of our securities, increase borrowing costs and require us to post collateral for derivatives in a net liability position. The desire to maintain an investment grade rating may cause us to take certain actions designed to improve our respective cash flow, including a sale of assets, suspension or reduction of dividends and reductions in capital expenditures and working capital.

Certain of our debt agreements provide for an interest rate increase in case of a credit rating downgrade. This applies to agreements governing approximately $539 million of our debt as of December 31, 2024. As a result, a downgrade in credit rating may lead to an increase in interest expenses. There can be no assurance that our credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of credit ratings could adversely affect our cost of borrowing, limit access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.

The level of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.

As of December 31, 2024, we had approximately $5.6 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:

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

•it may limit our ability to adjust to changing market conditions, including to take actions in connection with changes in interest rates (such as in the current elevated interest rate environment), and place us at a competitive disadvantage compared to our competitors that have less debt;

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

We are subject to risks associated with variable rate debt.

We are subject to interest rate risk associated with short-term cash investments, variable rate debts, supply chain financing and short-term debt. We are also exposed to interest rate risk in relation to our installment notes and loans in the Temple Inland timber monetization special purpose entities. We have variable rate debt in the aggregate amount of approximately $908 million as of December 31, 2024. Interest rates rose significantly during 2022 and 2023 with adjustments made by the Federal Reserve in 2024 to address economic conditions. Interest rates could remain volatile in 2025. Changes in interest rates impacts the earnings on our short-term cash investments, the interest rate payable on our variable rate debt and credit agreements, the cost of supply chain financing and the refinance rate on our short-term debt.

Downgrades in the credit ratings of banks issuing certain letters of credit will increase our cost of maintaining certain indebtedness and may result in the acceleration of deferred taxes.

We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes in connection with Temple Inland’s 2007 sales of forestlands, may be downgraded below a required rating. Prior to 2013, certain banks had fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, the three letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject us to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of payments of up to $486 million in deferred income taxes if replacement banks cannot be obtained.

RISKS RELATED TO OUR PENSION AND HEALTHCARE COSTS

Our pension and health care costs are subject to numerous factors which could cause these costs to change.

We have defined benefit pension plans covering substantially all U.S. salaried employees hired prior to July 1, 2004, and substantially all hourly union and non-union employees regardless of hire date. We froze participation for U.S. salaried employees under these plans, including credited service and compensation on or after January 1, 2019; however, the pension freeze does not affect benefits accrued through December 31, 2018. We provide retiree health care benefits to certain former U.S. employees, as well as financial assistance toward the cost of individual retiree medical coverage for certain former U.S. salaried employees. Pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual market returns on plan assets, changes in general interest rates and in the number of retirees may impact pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could increase pension costs. However, the impact of market fluctuations has been reduced as a result of investments in our pension plan asset portfolio which hedge the impact of changes in interest rates on the plan’s funded status. Drivers for fluctuating health costs include unit cost changes, health care utilization by participants, and potential changes in legal requirements and government oversight. If any of these factors cause pension costs or health care benefits to increase in future periods, this could have an adverse effect on our business, financial condition, results of operations and/or cash flow.

Our U.S. funded pension plan is currently fully funded on a projected benefit obligation basis; however, the possibility exists that over time we may be required to make cash payments to the plan, reducing the cash available for our business.

We record an asset or a liability associated with our pension plans equal to the surplus of the fair value of plan assets above the benefit obligation or the excess of the benefit obligation over the fair value of plan assets. As of December 31, 2024, we had an overfunded U.S. qualified pension with a surplus of $92 million. When aggregated with U.S. nonqualified pension obligations, the benefit deficit recorded under the provisions of Accounting Standards Codification 715, “Compensation – Retirement Benefits,” as of December 31, 2024 was $156 million. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings, changes in values of plan assets and changes in interest rates. If benefit obligations under the U.S. qualified pension exceed the value of plan assets by more than permitted under applicable statutory minimum funding requirements, then we may be required to make additional contributions to the U.S. qualified pension. Such contributions may have an adverse effect on our operational results and cash flow.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

RISK MANAGEMENT AND STRATEGY

The Company’s cybersecurity risk management processes are integrated into our overall risk management system. The Company has a formalized enterprise risk management program overseen by the

Board of Directors and committees of the Board of Directors that addresses strategic, operational, financial, compliance, legal and information technologies and cybersecurity risks. In addition, the Enterprise Risk Management Council (“ERM Council”) is a management-level team comprised of senior vice presidents and other business leaders responsible for managing enterprise risks and planning and organizing the activities of our organization to minimize the effects of risk on the Company's business and financial results. The ERM Council regularly reports to the Board of Directors on areas of risk and risk management. The Chief Financial Officer serves as the ERM Council Lead. The Chief Audit Executive serves as the ERM Council Process Owner.

As part of our 80/20 strategic approach and our integration of DS Smith, the Company is evaluating how the ERM Council might operate in 2025 to ensure that our structure supports our strategic goals.

The Company has an Information Technology (“IT”) Risk Governance Program that aligns with our enterprise risk management framework and assists with fulfilling oversight responsibilities for major IT risks, including cybersecurity risks. An enterprise Cyber Governance, Risk, and Compliance function manages overall Company cyber risk, coordinating risk management functions with each business. Business and IT leaders conduct cyber risk reviews monthly within each business. These monthly reviews include the evaluation of new and evolving risks, management of risk mitigation plans, and a review of all cybersecurity incidents meeting certain criteria.

Our Risk Assessment Program

The Company has a risk assessment program in place to assess, identify and manage material risks from cybersecurity threats. Cybersecurity risks the Company faces include targeted attacks, ransomware, malware, phishing attacks, data theft, other data or security breaches, virus and intrusion software, as well as attacks to our website, financial applications, operational technology, telecommunications and human resources data. Key aspects of the Company’s cybersecurity program include the following:
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

Our Board of Directors, Audit and Finance Committee and PPE Committee each receives periodic updates on cybersecurity issues from management (including our Chief Information Security Officer (“CISO”)). For example, the CISO provides reports to the Audit and Finance Committee and PPE Committee at least annually regarding cybersecurity risks, as well as plans and strategies to mitigate those risks.

Furthermore, our ERM Council annually reports its activities either directly to the Board of Directors or through the Audit and Finance Committee.

Role of Management

At a management level, our cybersecurity risk management program is led by our CISO. Our current CISO has been with the Company for over 30 years, worked in Information Technology for over 25 years, and has led the Company’s security efforts since 2011. He was appointed as the Company’s first CISO in 2019. Our CISO stays current on cybersecurity issues and trends through continuing education activities such as participation at conferences and in webinars. Our CISO reports to our Chief Financial Officer. Additionally, our CISO and members of the cybersecurity team hold a number of industry recognized certifications, such as Certified Information Systems Security Professional, Certified Information Security Manager, and Certified Ethical Hacker, among others.

The Company has also adopted a cyber-incident response plan which provides for controls and procedures in connection with cybersecurity events, including escalation procedures summarized below. The cyber-incident response plan is designed to address non-operational and operational cybersecurity events. Evaluation and response to cybersecurity events is led by our Cybersecurity Incident Response Team (“CIRT”), under the direction of our CISO. The CIRT is comprised of subject matter experts representing information security, information technology, operational technology and legal. The CIRT performs an impact assessment with respect to cybersecurity incidents, gathers facts and provides a chronology of events in connection therewith, and leads remediation and recovery activities. Our General Counsel, Senior Vice President, Chief People and Strategy Officer, Chief Ethics and Compliance Officer (or their respective designees), and CISO review and assess significant non-operational data breaches. Cybersecurity events that meet specified criteria for operational impact are escalated for further review to our Business Continuity Incident Command Team (“Incident Command Team”). The Incident Command Team performs an initial assessment that includes evaluation of the cybersecurity event’s severity, response required, and estimated business cost, and leads the execution of business continuity plans to maintain Company operations. Cybersecurity events meeting certain criteria are escalated to our Disclosure Committee, General Counsel and Chief Financial Officer for further review, and, if appropriate, may be further elevated for the review of the Board of Directors. The Disclosure Committee, General Counsel and Chief Financial Officer assess and determine materiality using the facts gathered and chronology of events provided by the Incident Command Team.

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

CAPITAL INVESTMENTS AND DISPOSITIONS

Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2025 on page 45, and dispositions and restructuring activities as of December 31, 2024, on page 37 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 7 Acquisitions on page 72 of Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS

Information concerning certain legal proceedings of the Company is set forth in Note 13 Commitments and Contingent Liabilities on pages 79 through 83 of Item  8. Financial Statements and Supplementary Data which is incorporated herein by reference.

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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common shares are traded on the New York Stock Exchange (NYSE: IP) and on the London Stock Exchange (LSE: IPC). As of February 14, 2025, there were approximately 9,900 record holders of common stock of the Company.

We pay regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of Directors.

The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2024 - October 31, 2024	11,250	$48.62	—	$2.96
November 1, 2024 - November 30, 2024	3,381	51.57	—	2.96
December 1, 2024 - December 31, 2024	1,957	53.64	—	2.96
Total	16,588
(a)16,588 shares were acquired from employees or members of our Board of Directors as a result of share withholdings to pay income taxes under the Company's stock program. On October 11, 2022, our Board of Directors increased the authorization up to a total of $3.35 billion shares. This repurchase program does not have an expiration date. As of December 31, 2024, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase.

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

The following line graph compares a $100 investment in Company stock on December 31, 2019 with a $100 investment in our peer group and the S&P Composite-500 Stock Index (S&P 500 Index) also made at market close on December 31, 2019. The graph portrays total return, 2019-2024, assuming reinvestment of all dividends.

Return on $100 Investment at YE 2019
Dollars
250
200
150
100
50
0
2019
2020
2021
2022
2023
2024
118
114
117
152
120
118
125
100
90
157
121
100
197
155
143
IP
Peer Group
S&P 500 index

1)The companies included in the Peer Group are DS Smith PLC, Klabin S.A., Mondi Group, Packaging Corporation of America, and Stora Enso Group.
2)Returns are calculated in $USD.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”

The following generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of historical items in 2022, and year-to-year comparisons between 2023 and 2022, can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Full-year 2024 net earnings attributable to shareholders were $557 million ($1.57 per diluted share) compared with $288 million ($0.82 per diluted share) for full-year 2023.

In 2024, we initiated our strategy to deliver profitable growth as the low-cost, most reliable and innovative sustainable packaging solutions provider for our customers. Through a disciplined 80/20 approach, we restructured our corporate organization, added resources to the business, reduced structural costs through footprint actions and successfully piloted regional box plant optimization. Our earnings stabilized in the fourth quarter 2024 and we intend to accelerate earnings improvement in 2025. Our Go-to-Market value over volume reset was largely complete in 2024 and we expect the final unfavorable impacts to volume to be behind us later in 2025. There was a significant focus throughout 2024 on cost reduction. This included a zero-up approach to the corporate organization, including shifting resources to the business and reducing corporate staffing to the level required as a public company. We expect this to reduce costs by approximately $120 million on a run rate basis. Additionally, we made the challenging decision to close five box plants and our Global Cellulose Fibers Georgetown, South Carolina mill. These actions are expected to remove roughly another $110 million of annual cost on a run rate basis. Mill reliability was an issue in 2024 resulting in elevated costs throughout the year. This presents a significant cost reduction opportunity and we will continue to improve the reliability at our mills and optimize our mill and box system so that we are able to reduce structural costs. Finally, we completed the acquisition of DS Smith on January 31, 2025, creating a global leader in sustainable packaging solutions, focused on the attractive and growing North American and EMEA regions.

Comparing 2024 financial performance to 2023, sales in our North American Industrial Packaging business were relatively flat versus the prior year. This was due in part to higher price and mix driven by favorable prior index movements and the execution of our go-to-market strategy. The improved price and mix was offset by lower volumes as we worked through customer contract restructuring. This decline was in line with our expectations. Sales in our Global Cellulose Fibers business were lower compared to prior year. This was due to lower price and mix driven by prior index movements. Volume was relatively flat versus 2023. Cost of products sold in our North American Industrial Packaging business was lower versus the prior year in line with lower sales during 2024 along with lower maintenance outage expenses. This was partially offset by higher costs associated with mill reliability issues along with increased input costs on higher recovered fiber costs. Cost of products sold in our Global Cellulose Fibers business was lower versus the prior year in line with lower sales during 2024 along with lower maintenance outage expenses and lower input costs. Cost of products sold includes higher costs associated with mill reliability issues. Selling and administrative expenses were higher in our North American Industrial Packaging and Global Cellulose Fibers businesses primarily driven by higher employee incentive compensation expense. Distribution expenses were lower in both our North American Industrial Packaging and Global Cellulose Fibers businesses primarily driven by lower freight expense on reduced sales.

Looking ahead to the first quarter 2025 in our North American Industrial Packaging business, as compared to the fourth quarter 2024 and without consideration of the DS Smith acquisition, we expect slightly lower price and mix based on lower export pricing observed to date along with an unfavorable seasonal mix impact. Volume is expected to be slightly higher in the first quarter 2025 due to two more shipping days partially offset by the near-term impact of our go-to-market strategy. Operations and costs are expected to increase earnings driven by the benefits of our box plant optimization as well as the non-repeat of the higher incentive compensation costs and other unfavorable items from the fourth quarter 2024. Maintenance outage expense is expected to be marginally lower relative to the fourth quarter 2024. Input costs are expected to be relatively flat as higher energy costs will be offset by lower recovered fiber costs. Finally, in February we announced our plan to close the containerboard mill in Campti, Louisiana with operations expected to cease by March 31, 2025. We estimate that the closure will result in aggregate pre-tax charges of approximately $357 million, including pre-tax noncash asset write-offs of approximately $311 million (of which $276 million is accelerated depreciation), and pre-tax cash severance and other shutdown charges of approximately $46 million. In our Global Cellulose Fibers business, we expect price and mix to be lower due to unfavorable prior index movements. We expect volume to be relatively flat. Operations and costs are expected to increase earnings due to improved mill performance and reliability along with the non-repeat of the higher incentive compensation costs and other unfavorable one-time items from the fourth quarter 2024. Maintenance outage expense is expected to decrease earnings while input costs are expected to be stable relative to the fourth quarter 2024.

In closing, we believe 2025 will be a transformational year. During the first few months, we anticipate earnings will continue the stabilization trend we saw in the fourth quarter 2024. As we progress further in the year, we expect our earnings to progressively ramp up as the commercial contract restructuring is completed and the 80/20 initiatives deliver value. We have an ambitious pipeline of capital projects that we predict will facilitate the regional optimization of our box system and deliver profitable market share growth. We believe we are well on our way to building a performance-driven and customer-centric culture. We are confident we have developed the right strategy and a concrete plan that will deliver customer excellence and drive profitable growth. We believe our actions will drive transformational improvements and create significant value for our shareholders.

Acquisition of DS Smith

On January 31, 2025, the Company, through its indirect wholly owned subsidiary, International Paper UK Holdings Limited, completed the closing (the “Closing”) of its previously announced business combination of the entire issued and to be issued ordinary shares of DS Smith plc, a public limited company registered in England and Wales that has since been re-registered as DS Smith Limited, a private limited company (“DS Smith”). The business combination was effected by means of a court-sanctioned scheme of arrangement between DS Smith and shareholders of DS Smith under Part 26 of the UK Companies Act 2006, as amended.

The consummation followed the Company’s April 16, 2024 announcement pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers disclosing the terms of the business combination (the “Rule 2.7 Announcement”), pursuant to which, for each ordinary share of DS Smith (the “DS Smith Shares”), DS Smith shareholders would receive 0.1285 of a new share of common stock of the Company, par value $1.00 per share (the “Company Common Stock”), resulting in the issuance of 178,126,631 new shares of Company Common Stock (the “New Company Common Stock”).

On January 24, 2025, the European Commission issued its Phase I clearance of the business combination, conditional on International Paper entering into commitments to divest its plants in Mortagne, Saint-Amand, and Cabourg (France), Over (Portugal) and Bilbao (Spain). As such, the Company has agreed to divest these locations.

On February 4, 2025, the DS Smith Shares were delisted from the London Stock Exchange (the “LSE”) and the shares of New Company Common Stock began trading on the New York Stock Exchange under the symbol “IP” and the shares of Company Common Stock, including the shares of New Company Common Stock, began trading on the LSE via a secondary listing under the symbol “IPC.”

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

In millions	2024	2023
Net Earnings (Loss)	$557	$288
Less - Discontinued operations, net of taxes (gain) loss	—	14
Earnings (Loss) from Continuing Operations	557	302
Add back - Non-operating pension expense (income)	(42)	54
Add back - Net special items expense (income) (a)	363	150
Income tax effect - Non-operating pension and special items (b)	(478)	(68)
Adjusted Operating Earnings (Loss)	$400	$438

(a) Adjusted operating earnings (non-GAAP), and adjusted operating earnings per share (non-GAAP) for the year ended December 31, 2023, included in this Annual Report on Form 10-K have been adjusted to include the pre-tax charge of $422 million for accelerated depreciation related to mill strategic actions in the year ended December 31, 2023. This charge was previously treated as a special item and excluded from these non-GAAP earnings measures.
(b) Special items for the year ended December 31, 2024 include a tax benefit of $416 million related to internal legal entity restructuring. This amount also includes tax expense of $10 million on the non-operating pension income and a tax benefit of $72 million associated with special items. Special items for the year ended December 31, 2023 includes a tax benefit of $23 million for the settlement of tax audits and tax expense of $4 million related to internal legal entity restructuring. This amount also includes tax benefit of $13 million on the non-operating pension expense and a tax benefit of $36 million associated with special items.

In millions	Three Months Ended December 31, 2024	Three Months Ended September 30, 2024	Three Months Ended December 31, 2023
Net Earnings (Loss)	$(147)	$150	$(284)
Less - Discontinued operations, net of taxes (gain) loss	—	—	—
Earnings (Loss) from Continuing Operations	(147)	150	(284)
Add back - Non-operating pension expense (income)	(8)	(12)	14
Add back - Net special items expense (income)	182	114	124
Income tax effect - Non-operating pension and special items (a)	(34)	(99)	(29)
Adjusted Operating Earnings (Loss)	$(7)	$153	$(175)

(a) This amount for the three months ended December 31, 2024 includes tax expense of $2 million on the non-operating pension income and a tax benefit of $36 million associated with special items. Special items for the three months ended September 30, 2024 include a tax benefit of $78 million related to internal legal entity restructuring. This amount also includes tax expense of $3 million on the non-operating pension income and a tax benefit of $24 million associated with special items. Special items for the three months ended December 31, 2023 include tax expense of $4 million related to internal legal entity restructuring. This amount also includes tax benefit of $3 million on the non-operating pension expense and a tax benefit of $30 million associated with special items.

Effects of Net Special Items Expense (Income)
Pre-tax special items included in continuing operations totaling $363 million and $150 million were recorded in 2024 and 2023, respectively. Details of these charges were as follows:

Special Items
In millions	2024		2023
Mill closure costs	$121	(a)	$118	(a)
Severance and other costs	105	(b)	(19)	(j)
DS Smith combination costs	86	(c)	—
Environmental remediation reserve adjustments	60	(d)	36	(d)
Strategic advisory fees	37	(c)	—
Third-party warehouse fire	13	(e)	—
Legal reserve adjustments	10	(f)	—
Global Cellulose Fibers strategic options costs	5	(c)
Net (gains) on sales of fixed assets	(58)	(g)	—
Italy antitrust	(6)	(h)	—
Equity method investment impairment	—		18	(k)
Interest related to settlement of tax audits	(10)	(i)	(6)	(i)
Interest related to the timber monetization settlement	—		3	(l)
Total Pre-Tax Special Items	$363		$150

(a) Severance and other closure costs associated with our mill strategic actions recorded in restructuring and other charges, net.
(b) Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources recorded in restructuring and other charges, net.
(c) Transaction related costs that the Company believes are not reflective of the Company's underlying operations recorded in selling and administrative expenses.
(d) Environmental remediation adjustments associated with remediation work at sites that have been closed/divested that the Company believes are not reflective of the Company's underlying operations recorded in cost of products sold.
(e) The Company's cost for third-party damages associated with a warehouse fire in Morocco recorded in cost of products sold.
(f) Legal reserve adjustment associated with a previously discontinued business recorded in cost of products sold.
(g) Net gains related to the sale of a building at our permanently closed Orange, Texas containerboard mill, miscellaneous land sales and other items that the Company does not believe are reflective of the Company's underlying operations recorded in net (gains) losses on fixed assets.
(h) Settlement associated with an Italian antitrust matter initially recorded as a special item in 2019 recorded in cost of products sold.
(i) Interest income on tax overpayments in prior years associated with the settlement of certain tax audits recorded in interest expense, net.
(j) Revision of severance estimates related to the Company's Build a Better IP initiative recorded in restructuring and other charges, net.

(k) Other-than-temporary impairment of an equity method investment recorded in equity earnings (loss), net of taxes.
(l) Interest income related to the settlement of the timber monetization restructuring tax matter recorded in interest expense, net.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a per share basis.

	2024	2023
Diluted Earnings (Loss) Per Share	$1.57	$0.82
Less - Discontinued operations, net of taxes (gain) loss per share	—	0.04
Diluted Earnings (Loss) Per Share from Continuing Operations	1.57	0.86
Add back - Non-operating pension expense (income) per share	(0.12)	0.15
Add back - Net special items expense (income) per share	1.02	0.43
Income tax effect per share - Non-operating pension and special items	(1.34)	(0.19)
Adjusted Operating Earnings (Loss) Per Share	$1.13	$1.25

	Three Months Ended December 31, 2024	Three Months Ended September 30, 2024	Three Months Ended December 31, 2023
Diluted Earnings (Loss) Per Share	$(0.42)	$0.42	$(0.82)
Less - Discontinued operations, net of taxes (gain) loss per share	—	—	—
Diluted Earnings (Loss) Per Share from Continuing Operations	(0.42)	0.42	(0.82)
Add back - Non-operating pension expense (income) per share	(0.02)	(0.03)	0.04
Add back - Net special items expense (income) per share	0.52	0.33	0.36
Income tax effect per share - Non-operating pension and special items	(0.10)	(0.28)	(0.09)
Adjusted Operating Earnings (Loss) Per Share	$(0.02)	$0.44	$(0.51)

Cash provided by operations, including discontinued operations, totaled approximately $1.7 billion and $1.8 billion for 2024 and 2023, respectively. The Company generated free cash flow of approximately $757 million in 2024 and $692 million in 2023. Free cash flow is a non-GAAP measure, which equals cash provided by operations less cash invested in capital projects, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following are reconciliations of free cash flow to cash provided by operations:

In millions	2024	2023
Cash provided by operations	$1,678	$1,833
Adjustments:
Cash invested in capital projects	(921)	(1,141)
Free Cash Flow	$757	$692

In millions	Three Months Ended December 31, 2024	Three Months Ended September 30, 2024	Three Months Ended December 31, 2023
Cash provided by operations	$397	$521	$492
Adjustments:
Cash invested in capital projects	(260)	(212)	(305)
Free Cash Flow	$137	$309	$187

The non-GAAP financial measures presented in this Annual Report on Form 10-K as referenced above have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP measures in this Annual Report on Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company. Investors are cautioned not to place undue reliance on any non-GAAP financial measures used in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

International Paper generated $1.7 billion of cash flow from operations for the year ended December 31, 2024, compared with $1.8 billion, including discontinued operations, in 2023. Capital spending for 2024 totaled $921 million, or 71% of depreciation and amortization expense. Our liquidity position remains strong, supported by approximately $1.9 billion of credit facilities.

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

The following summarizes our results from continuing operations for the year ended December 31, 2024 compared with the year ended December 31, 2023:

In millions	2024	2023
Net sales	$18,619	$18,916
Cost of products sold	13,376	13,629
Selling and administrative expenses	1,840	1,360
Depreciation and amortization	1,305	1,432
Distribution expenses	1,475	1,575
Taxes other than payroll and income taxes	147	154
Restructuring and other charges, net	221	99
Net (gains) losses on sales of fixed assets	(58)	—
Interest expense, net	208	231
Non-operating pension (income) expense	(42)	54
Earnings from continuing operations before income taxes and equity earnings (loss)	147	382
Income tax provision (benefit)	(415)	59
Equity earnings (loss), net of taxes	(5)	(21)
Earnings (loss) from continuing operations	$557	$302
TWELVE MONTHS ENDED DECEMBER 31, 2024 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2023
The following is a discussion of International Paper’s consolidated results of operations for the year ended December 31, 2024, and the major factors affecting these results compared to 2023.
Refer to the Effects of Net Special Items Expense (Income) section beginning on page 37 for details of net special items expense (income) discussed below.

Net sales

Net sales for the year ended December 31, 2024 decreased by $297 million or 2% compared to the year ended December 31, 2023. The decrease was driven by lower sales volumes partially offset by higher sales prices. International net sales (based on the location of the seller and including U.S. exports) totaled $5.2 billion or 28% of total sales in 2024. This compares with international net sales of $5.3 billion in 2023 or 28% of total sales. Additional details on net sales are provided in the Business Segment Results section below.
Cost of products sold

Compared to the year ended December 31, 2023, cost of products sold for the year ended December 31, 2024 decreased by $253 million or 2%. Net special items includes charges of $77 million and $36 million in the year ended December 31, 2024 and the year ended December 31, 2023, respectively, in cost of products sold. Additionally, there were decreases of $368 million driven by lower sales and lower fuel and packaging expense, partially offset by an increase in raw materials, maintenance and other expenses of $75 million.
Selling and administrative expenses
Compared to the year ended December 31, 2023, selling and administrative expenses for the year ended December 31, 2024 increased by $480 million or 35%. Net special items includes charges of $128 million for the year ended December 31, 2024 in selling and administrative expenses. There were no special items included in selling and administrative expense for the year ended December 31, 2023. The increase in 2024 compared to the 2023 was primarily driven by higher incentive compensation of $325 million.

Depreciation and amortization

Compared to the year ended December 31, 2023, depreciation and amortization for the year ended December 31, 2024 decreased by $127 million or 9%. Depreciation expense includes $233 million and $422 million for the years ended December 31, 2024 and December 31, 2023, respectively, for accelerated depreciation related to mill and other 80/20 strategic actions. The decrease in 2024 compared to 2023 was primarily driven by less accelerated depreciation, partially offset by the write-down of fixed assets for the Ixtac, Mexico box plant fire in 2024.

Distribution expenses
Compared to the year ended December 31, 2023, distribution expenses for the year ended December 31, 2024 decreased by $100 million or 6%, primarily driven by lower freight expense of $76 million reflecting lower sales volumes.

Taxes other than payroll and income taxes

Compared to the year ended December 31, 2023, taxes other than payroll and income taxes for the year ended December 31, 2024 decreased by $7 million or 5%, primarily driven by lower real estate tax expense of $8 million due to the divestiture of real estate.

Interest expense, net

Compared to the year ended December 31, 2023, interest expense, net for the year ended December 31, 2024 decreased by $23 million or 10%. Net special items includes income of $10 million and $3 million for the years ended December 31, 2024 and December 31, 2023, respectively, in interest expense, net. The decrease in 2024 compared to 2023 was primarily driven by higher interest income of $22 million in 2024.

Income tax provision (benefit)

Refer to Income Taxes section on pages 41 and 42 for discussion on income tax provision (benefit) and income tax rates.

Net earnings (loss) and earnings (loss) from continuing operations

Full year 2024 net earnings totaled $557 million ($1.57 per diluted share), compared with net earnings of $288 million ($0.82 per diluted share) in 2023. Amounts in 2023 include the results of discontinued operations.
Earnings from continuing operations after taxes in 2024 and 2023 were as follows:

In millions	2024		2023
Earnings from continuing operations	$557	(a)	$302	(b)
(a)Includes $125 million of net special items income and $32 million of non-operating pension income.
(b)Includes $95 million of net special items charges and $41 million of non-operating pension expense.

Compared with 2023, the benefits from higher sales prices net of an unfavorable mix ($163 million), lower maintenance outage costs ($52 million), lower accelerated depreciation expense ($147 million), lower net interest expense ($12 million) and lower tax expense ($41 million) were partially offset by lower sales volumes ($92 million), higher operating costs ($293 million), higher input costs ($54 million) and higher corporate and other costs ($12 million). In addition, 2024 results included lower equity earnings, net of taxes.

Earnings from Continuing Operations
(after tax, in millions)

$600
$500
$400
$300
$200
$100
$0
$302
$163
($92)
($293)
($54)
$52
$147
($12)
($2)
$12
$41
$220
$73
$557
2023
Price & Mix
Volume
Operations & Cost
Raw Materials & Freight
Mill Outages
Accelerated Depreciation
Corporate Items / Other
Equity Earnings
Interest
Taxes
Special Items
Non-Operating Pension Expense
2024

See Business Segment Results on pages 42 through 44 of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of these factors by segment.
DISCONTINUED OPERATIONS
On September 18, 2023, the Company completed the sale of its Ilim equity investment and, as a result, all current and historical results of the Ilim investment are presented as Discontinued Operations, net of taxes and our equity investment is no longer a separate reportable industry segment. This transaction is discussed further in Note 10 - Equity Method Investments on page 75 of Item 8. Financial Statements and Supplementary Data for further discussion.
Discontinued operations include the equity earnings of the prior Ilim joint venture. Discontinued operations also includes after-tax losses of $126 million in 2023 for impairment and transaction costs related to our former equity method investment in the Ilim joint venture.
INCOME TAXES

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision and the reported effective income tax rate to the operational effective income tax rate:

In millions	2024		2023
	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(415)	(282)%	$59	15%
Income tax effect - non-operating pension (income) expense and special items	478		68
Operational Tax Provision and Operational Effective Tax Rate	$63	13%	$127	22%

A net income tax benefit from continuing operations of $415 million was recorded for 2024 and the reported effective income tax rate was (282)%. This includes a tax benefit of $416 million related to internal legal entity restructuring. Excluding this item, a $72 million net tax benefit for other special items and a $10 million tax expense related to non-operating pension expense, the operational tax provision (non-GAAP) for 2024 was $63 million, or 13% of pre-tax earnings before equity earnings.

A net income tax provision from continuing operations of $59 million was recorded for 2023 and the reported effective income tax rate was 15%. This includes a tax benefit of $23 million related to the settlement of tax audits and tax expense of $4 million related to internal legal entity restructuring. Excluding these items, a $36 million net tax benefit for other special items and a $13 million tax benefit related to non-operating pension income, the operational tax provision (non-GAAP) for 2023 was $127 million, or 22% of pre-tax earnings before equity earnings.

The operational income tax provision and operational effective income tax rate are non-GAAP financial measures and are calculated by adjusting the income tax provision from continuing operations and rate to exclude the tax effect of net special items and non-operating pension expense (income). The most directly comparable GAAP measures are the reported income tax provision and effective income tax rate, respectively. Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

DESCRIPTION OF BUSINESS SEGMENTS

International Paper’s business segments discussed below are consistent with the internal structure used to manage these businesses. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry.

INDUSTRIAL PACKAGING

The majority of our business is focused on creating fiber-based packaging that protects and promotes goods, enables worldwide commerce and helps keep consumers safe. We meet our customers’ most challenging sales, shipping, storage and display requirements with sustainable solutions. Our U.S. production capacity is approximately 13 million tons annually.

Containerboard includes linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft. Approximately 75% of our production is converted into corrugated packaging and other packaging by our 168 North American corrugated packaging plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 16 U.S. recycling plants. Our corrugated packaging plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include one recycled fiber containerboard mill in Morocco and one in Spain and 23 corrugated packaging plants in France, Italy, Spain, Morocco and Portugal.

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

The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting". During 2024, business segment operating profits (losses) used by the chief operating decision maker were adjusted to include accelerated depreciation as part of the measure of business performance. As such, results for the year ended December 31, 2023 have been recast to reflect $422 million for accelerated depreciation related to mill strategic actions in business segment operating profit (losses). For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit (loss) is calculated, see Note 20 - Financial Information by Business Segment starting on page 95 of Item 8. Financial Statements and Supplementary Data.

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

Industrial Packaging
In millions	2024	2023
Net Sales	$15,534	$15,596
Operating Profit (Loss)	$951	$919

Industrial Packaging net sales for 2024 decreased to $15.5 billion compared with $15.6 billion in 2023. Operating profits in 2024 were 3% higher than in 2023. Comparing 2024 with 2023, benefits from higher sales prices net of an unfavorable mix ($310 million), lower maintenance outage costs ($17 million) and lower accelerated depreciation expense ($336 million) were partially offset by lower sales volumes ($128 million), higher operating costs ($390 million) and higher input costs ($113 million).

North American Packaging Solutions
In millions	2024	2023
Net Sales (a)	$14,293	$14,293
Operating Profit (Loss)	$891	$839
(a) Includes intra-segment sales of $114 million for 2024 and $95 million for 2023.
North American Packaging Solutions' net sales were flat as the benefits of higher prices for both containerboard and corrugated boxes were offset by an unfavorable geographic mix and lower sales volumes. Sales volumes decreased in 2024 compared with 2023 for corrugated boxes reflecting the impact of our box go-to-market strategy. Total maintenance and economic downtime was about 1.2 million short tons lower in 2024 compared with 2023, primarily due to economic downtime that was favorably impacted by the mill strategic actions taken in the fourth quarter of 2023. Cost of products sold decreased by $53 million and was impacted by higher operating costs, lower planned maintenance downtime costs and higher input costs. Operating costs were higher primarily due to increased costs on materials and services, increased spending on maintenance and reliability and higher employee benefits costs, partially offset by lower economic downtime. Input costs were higher, driven by higher recovered fiber costs, partially offset by lower energy, freight and wood costs. Selling and administrative expenses were $347 million higher due to higher incentive compensation expense. Distribution costs were $64 million lower driven by lower sales volumes.

Looking ahead to the first quarter of 2025, compared with the fourth quarter of 2024, sales volumes for corrugated boxes are expected to be higher. Average sales margins are expected to be lower. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be lower. Input costs are expected to be lower, primarily for recovered fiber.

EMEA Industrial Packaging
In millions	2024	2023
Net Sales	$1,355	$1,398
Operating Profit (Loss)	$60	$80
EMEA Industrial Packaging's net sales were lower in 2024 than in 2023 reflecting lower average sales prices partially offset by a favorable product mix and higher sales volumes. Cost of products sold decreased $55 million and was impacted by higher operating costs, higher planned maintenance downtime costs and lower input costs. Operating costs were negatively impacted by a warehouse fire in Morocco and higher administrative spend. Input costs were lower in 2024, driven by energy and chemical costs mostly offset by higher purchased pulp costs. Input costs benefited from an energy subsidy in both 2024 and 2023. Selling and administrative expenses were $26 million higher driven by incentive compensation expense. Distribution expenses were flat.

Entering the first quarter of 2025, compared with the fourth quarter of 2024, sales volumes are expected to be stable. Average sales margins are expected to be lower, reflecting higher containerboard costs. Operating costs are expected to be lower. Planned maintenance outage costs are expected to be lower. Other input costs are expected to be lower. Earnings will be impacted by the non-repeat of an energy subsidy received in the fourth quarter 2024.
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

Global Cellulose Fibers
In millions	2024	2023
Net Sales	$2,793	$2,890
Operating Profit (Loss)	$(226)	$(92)

Global Cellulose Fibers net sales for 2024 decreased 3% to $2.8 billion, compared with $2.9 billion in 2023. Operating profits in 2024 decreased compared to 2023. Comparing 2024 with 2023, benefits from higher sales volumes ($9 million), lower operating costs ($11 million), lower planned maintenance outage costs ($50 million) and lower input costs ($43 million) were more than offset by lower average sales price net of a favorable mix

($100 million) and higher accelerated depreciation expense ($147 million).
Net sales in 2024 compared with 2023 were lower, driven by lower average sales prices. Total maintenance and economic downtime was about 535,000 short tons lower in 2024 compared with 2023, due to both economic and maintenance downtime. Economic downtime was impacted by the mill strategic actions taken in the second half of 2023 and the fourth quarter of 2024. Cost of products sold decreased by $138 million and was impacted by higher operating costs, lower planned downtime costs and lower input costs. Operating costs increased, driven by higher costs on materials and services and reliability incidents. Input costs were lower, driven by energy, chemicals, freight and wood. Selling and administrative expenses increased $51 million driven by higher incentive compensation expense. Distribution costs were lower by $40 million.

Entering the first quarter of 2025, compared with the fourth quarter of 2024, sales volumes are expected to be stable. Average sales margins are expected to be lower. Operating costs are expected to be lower. Planned maintenance outage costs are expected to be higher than in the fourth quarter of 2024. Input costs are expected to be stable. Operating profit will benefit from the non-repeat of accelerated depreciation expense in the fourth quarter of 2024.

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
Use of cash during 2024 was primarily focused on working capital requirements, capital spending and returning cash to shareholders through dividends.
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations, including discontinued operations, totaled $1.7 billion in 2024, compared with $1.8 billion for 2023. Cash used by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $10 million in 2024, compared with cash used by working capital components of $2 million in 2023. Cash dividends received from equity investments were $13 million in 2023. There were no cash dividends received from equity method investments in 2024. The change in cash provided by operations in 2024 compared to the 2023 period was primarily due to lower accounts receivable cash receipts due to the timing of sales, partially offset by higher incentive compensation.

INVESTMENT ACTIVITIES

Cash used for investment activities totaled $808 million in 2024 compared with $668 million in 2023. The increase in cash used for investment activities in 2024 compared to 2023 is mainly due to proceeds from sales of equity method investments of $472 million received in 2023. Additionally, 2024 includes lower capital spending and proceeds from insurance recoveries and the sale of fixed assets.

Capital spending was $921 million in 2024, or 71% of depreciation and amortization, compared with $1.1 billion in 2023, or 80% of depreciation and amortization. Capital spending as a percentage of depreciation and amortization was impacted by accelerated depreciation of $233 million and $422 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to mill strategic actions and other 80/20 strategic actions.

The following table shows capital spending by business segment for the years ended December 31, 2024 and 2023:

In millions	2024	2023
Industrial Packaging	$763	$928
Global Cellulose Fibers	133	177
Subtotal	896	1,105
Corporate and other	25	36
Capital Spending	$921	$1,141
Acquisitions

See Note 7 Acquisitions on page 72 of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.

FINANCING ACTIVITIES

Financing activities during 2024 included debt issuances of $102 million and reductions of $141 million for a net decrease of $39 million. Financing activities during 2023 included debt issuances of $783 million and reductions of $780 million.

There were no early debt extinguishments during the years ended December 31, 2024 and December 31, 2023.

Other financing activities during 2024 included the net issuance of approximately 2.0 million shares of treasury stock, while repurchases of common stock and payments of restricted stock withholding taxes totaled $23 million. During the year ended December 31, 2024, the Company did not repurchase any shares of common stock under our share repurchase program. Through December 31, 2024, the Company had repurchased 119.8 million shares at an average price of $46.23, for a total of approximately $5.5 billion, since the repurchase program began in September 2013. The Company paid cash dividends totaling $643 million during 2024.

Other financing activities during 2023 included the net issuance of approximately 1.6 million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $218 million, including $197 million related to shares repurchased under the Company's share repurchase program. The Company paid cash dividends totaling $642 million during 2023.
Interest Rate Swaps

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk, International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt. During 2020, International Paper terminated its interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 with an approximate fair value of $85 million. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt. The Company had no outstanding interest rate swaps for the years ended December 31, 2024 and 2023.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 14 Variable Interest Entities on pages 83 and 84 of Item 8. Financial Statements and Supplementary Data. In connection with the 2006 International Paper installment sale of forestlands, we received $4.8 billion of installment notes. These installment notes were used by variable interest entities as collateral for borrowings from third-party lenders. These variable interest entities were restructured in 2015 (the "2015 Financing Entities") when the installment notes and third-party loans were extended. The 2015 Financing Entities held installment notes of $4.8 billion and third-party loans of $4.2 billion which both matured in August 2021. We settled the third-party loans at their maturity with the proceeds from the installment notes. This resulted in cash proceeds of approximately $630 million representing our equity in the 2015 Financing Entities. Maturity of the installment notes and termination of the monetization structure also resulted in a $72 million tax liability that was paid in the fourth quarter of 2021. On September 2, 2022, the Company and the Internal Revenue Service agreed to settle the 2015 Financing Entities timber monetization restructuring tax matter. Under this agreement, the Company agreed to fully resolve the matter and pay $252 million in U.S. federal income taxes. As a result, interest was charged upon closing of the audit. The amount of interest expense recognized in 2022 was $58 million. As of December 31, 2023, $252 million in U.S. federal income taxes and $58 million in interest expense have been paid as a result of the settlement agreement. The Company has now fully satisfied the payment terms of the settlement agreement regarding the 2015 Financing Entities timber monetization restructuring tax matter. The reversal of the Company’s remaining deferred tax liability associated with the 2015 Financing Entities of $604 million was recognized as a one-time tax benefit in the third quarter of 2022.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2025

We intend to continue making choices for the use of cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, and creating value with a continued focus on cost reduction and making organic investments to maintain our world-class system and strengthen our businesses.

On October 11, 2022, our Board of Directors approved an additional $1.5 billion under our share repurchase program. This program does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of December 31, 2024. We may repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements and other factors. In addition, we have paid regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future. Each quarterly dividend is subject to review and approval by our Board of Directors.

Capital Expenditures and Long-Term Debt

Capital spending for 2025 is planned at approximately $1.2 billion, or about 117% of depreciation and amortization.

At December 31, 2024, International Paper’s credit agreements totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. In June 2023, the Company amended and restated its credit agreement to, among other things (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. Management believes these credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At December 31, 2024, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed on pages 84 and 85 in Note 15 - Debt and Lines of Credit of Item 8. Financial Statements and Supplementary Data, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at December 31, 2024 and was well below the thresholds stipulated under the covenants as defined in the credit agreements. Further the financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the Company's commercial paper program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2024 and December 31, 2023 under this program.

During the year ended December 31, 2024, the Company had debt reductions of $141 million in 2024, related primarily to $14 million of capital leases and $127 million of environmental development bonds ("EDB"). In addition, during the year ended
December 31, 2024, the Company also had debt issuances of $102 million of EDBs.

For additional information regarding the Company’s credit agreements and outstanding indebtedness, see Note 15 Debt and Lines of Credit on pages 84 and 85 of Item 8. Financial Statements and Supplementary Data.

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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At December 31, 2024, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at December 31, 2024, were as follows:

In millions	2025	2026	2027	2028	2029	Thereafter
Debt maturities (a)	$193	$142	$346	$672	$18	$4,190
Operating lease obligations	175	133	94	49	21	21
Purchase obligations (b)	2,121	1,062	866	618	415	1,574
Total (c)	$2,489	$1,337	$1,306	$1,339	$454	$5,785

(a)Includes financing lease obligations.
(b)Includes $3.2 billion relating to fiber supply agreements.
(c)Not included in the above table due to the uncertainty of the amount and timing of the payment are unrecognized tax benefits of approximately $199 million. Also not included in the above table is $67 million of Deemed Repatriation Transition Tax associated with the 2017 Tax Cuts and Jobs Act which will be settled from 2025 - 2026. Additionally, the deferred tax liability of $486 million related to the Temple-Inland timber monetization is not included in the table above. It will be settled with the maturity of the notes in 2027.

We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2024, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 12 Income Taxes on pages 77 through 79 of Item 8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2024, the projected benefit obligation for the Company’s U.S. defined benefit plans determined under U.S. GAAP was approximately $156 million higher than the fair value of plan assets, excluding non-U.S. plans. Plans that are subject to minimum funding requirements had plan assets of $92 million higher than the projected benefit obligation. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the "projected benefit obligation") for accounting purposes. Funding contributions depend on the funding methods selected by the Company. The selected methods allow for the smoothing of asset values and interest rates used to measure the funding obligations. The Company continually reassesses the amount and timing of any discretionary contributions and elected not to make any voluntary contributions in 2022, 2023 or 2024. At this time, we do not expect to have any required contributions to our plans in 2025, although the Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.

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

CONTINGENT LIABILITIES

Accruals for contingent liabilities, including personal injury, product liability, environmental, asbestos and other legal matters, are recorded when it is probable that a liability has been incurred or an asset impaired and the amount of the loss can be reasonably estimated. Liabilities accrued for legal matters require judgments regarding projected outcomes and range of loss based on historical litigation and settlement experience and recommendations of legal counsel and, if applicable, other experts. Liabilities for environmental matters require evaluations of relevant environmental regulations and estimates of future remediation alternatives and costs. The Company estimated the probable liability associated with environmental matters to be approximately $279 million and $251 million in the aggregate as of December 31, 2024 and 2023, respectively. Liabilities for asbestos-related matters require reviews of recent and historical claims data. The Company's total recorded liability with respect to pending and future asbestos-related claims was $100 million and $97 million, net of estimated insurance recoveries, as of December 31, 2024 and 2023, respectively. The Company utilizes its in-house legal counsel and environmental experts to develop estimates of its legal, environmental and asbestos obligations, supplemented as needed by third-party specialists to analyze its most complex contingent liabilities.

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

The North America Industrial Packaging reporting unit is the Company’s only reporting unit with goodwill. As of October 1, 2024, we performed our annual goodwill impairment test for this reporting unit through a quantitative goodwill impairment test. For the 2024 quantitative assessment, the estimated fair value of the reporting unit was calculated using a weighted approach based on discounted future cash flows, market multiples and transaction multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions including forecasts of revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our quantitative goodwill impairment test indicated that the carrying amount did not exceed the estimated fair value of the North America Industrial Packaging reporting unit.

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

Benefit obligations and fair values of plan assets as of December 31, 2024, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,096	$8,189
U.S. nonqualified pension	248	—
Non-U.S. pension	56	20

The table below shows the discount rate used by International Paper to calculate U.S. pension obligations for the years shown:

	2024	2023	2022
Discount rate	5.68%	5.10%	5.40%

International Paper determines the actuarial assumptions to calculate liability information as of December 31 each year or more frequently if required and pension expense for the following year. International Paper consults with our third-party actuary in determining these actuarial assumptions. The expected long-term rate of return on plan assets is based on projected rates of return for current asset classes in the plan’s investment portfolio. The discount rate assumption was determined based on a hypothetical settlement portfolio selected from a universe of high-quality corporate bonds.

The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2024 was 7.00%.

Increasing the expected long-term rate of return on U.S. plan assets by an additional 0.25% would decrease 2025 pension expense by approximately $20 million, while a (decrease) increase of 0.25% in the discount rate would (increase) decrease pension expense by approximately $14 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2024	(0.1)%	2019	23.9%
2023	7.3%	2018	(3.0)%
2022	(22.0)%	2017	19.3%
2021	7.7%	2016	7.1%
2020	24.7%	2015	1.3%

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

Net periodic pension plan expenses, calculated for all of International Paper’s plans, were as follows:

In millions	2024	2023	2022	2021	2020
Pension (income) expense
U.S. plans	$1	$94	$(116)	$(112)	$32
Non-U.S. plans	6	5	5	4	5
Net (income) expense	$7	$99	$(111)	$(108)	$37

The decrease in 2024 pension expense primarily reflects higher asset returns, lower interest cost due to a lower discount rate, and lower actuarial loss.

Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2024, projected future net periodic pension plan expense (income) would be as follows:

In millions	2026	2025
Pension expense (income)
U.S. plans	$13	$36
Non-U.S. plans	5	5
Net (income) expense	$18	$41

The Company estimates that it will record net pension expense of approximately $36 million for its U.S. defined benefit plans in 2025, compared to expense of $1 million in 2024.

The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2024 totaled approximately $8.2 billion, consisting of approximately 62% hedging assets and 38% return seeking assets. The Company’s funding policy for its qualified pension plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2024. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $23 million for the year ended December 31, 2024.

INCOME TAXES

International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or recent court cases that are relevant to the matter. Accrued interest related to these uncertain tax positions is recorded in our consolidated statement of operations in Interest expense, net. The Company's uncertain tax positions were $204 million and $173 million at December 31, 2024 and 2023, respectively.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in assessing the need for and magnitude of appropriate valuation allowances against deferred tax assets. This assessment is completed by tax jurisdiction and relies on both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative reported pre-tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. The Company's valuation allowance was $1.2 billion and $848 million at December 31, 2024 and 2023, respectively.

While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

LEGAL PROCEEDINGS

Information concerning certain legal proceedings involving the Company is set forth on pages 79 through 83 of Item  8. Financial Statements and Supplementary Data, which is incorporated by reference herein. Except as set forth in Note 13 Commitments and Contingent Liabilities, the Company is not subject to any administrative or judicial proceeding arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

RECENT ACCOUNTING DEVELOPMENTS

See Note 2 Recent Accounting Developments starting on page 66 of Item 8. Financial Statements and Supplementary Data for a discussion of new accounting pronouncements.

EFFECT OF INFLATION

Inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, can impact the Company’s operating results as can general inflationary conditions, including labor market conditions, economic activity, consumer behavior, and supply shortages and disruptions. During 2024, inflationary pressures stabilized and moderated over the year and did not have a significant impact on our operating results. The Company's operating results are more strongly influenced by economic supply and demand factors in specific markets due to the impact on sales prices and volumes and exchange rate fluctuations when compared to inflationary factors.

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

MARKET RISK

We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in Note 15 Debt and Lines of Credit on pages 84 and 85 of Item 8. Financial Statements and Supplementary Data.

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

INTEREST RATE RISK

Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment-grade securities of financial institutions and money market mutual funds with a minimum rating of AAA and limit exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2024 and 2023 are stated at cost, which approximates market due to their short-term nature. Our interest rate risk exposure related to these investments was not material.

We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as interest rate swaps, may be used to execute this strategy. At December 31, 2024 and 2023, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $4.0 billion and $4.3 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $206 million and $301 million at December 31, 2024 and 2023, respectively.
COMMODITY PRICE RISK

The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. At December 31, 2024 and 2023, the net fair value of these contracts was $3 million asset and $27 million asset. The potential loss in fair value from a 10% adverse change in quoted commodity prices for these contracts would have been approximately $1 million and $4 million at December 31, 2024 and 2023, respectively.

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

At December 31, 2024 and 2023, the net fair value of financial instruments with exposure to foreign currency risk was immaterial. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates was also immaterial.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued its report on the effectiveness of the Company’s internal control over financial reporting. The report appears on pages 54 through 57.
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

The Board of Directors, assisted by the Audit and Finance Committee, monitors the integrity of the Company’s financial statements and financial reporting procedures, the performance of the Company’s internal audit function and independent auditors, and other matters set forth in its charter. The

Audit and Finance Committee, which consists of independent directors, meets regularly with representatives of management, and with the independent auditors and the Internal Auditor, with and without management representatives in attendance, to review their activities. The Audit and Finance Committee Charter takes into account the New York Stock Exchange rules relating to audit committees and the SEC rules and regulations promulgated as a result of the Sarbanes-Oxley Act of 2002. The Audit and Finance Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2024, including critical accounting policies and significant management judgments, with management and the independent auditors. The Audit and Finance Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.

ANDREW K. SILVERNAIL
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

TIMOTHY S. NICHOLLS
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Ilim S.A. for the year ended December 31, 2022. The Company’s investment in Ilim S.A. was accounted for by use of the equity method and was presented as held-for-sale and within discontinued operations as of December 31, 2022, as disclosed in Note 10. The accompanying financial statements of the Company include its equity earnings in Ilim S.A. of $296 million for the year ended December 31, 2022. The financial statements of Ilim S.A. were audited by AO Business Solutions and Technologies whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Ilim S.A. for the year ended December 31, 2022, is based solely on the report of AO Business Solutions and Technologies.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Retirement Plans — Fair value of other investments — Refer to Note 17 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Company’s qualified Pension Plan held approximately $2.4 billion in investments whose reported value is determined based on net asset value (“NAV”). The strategic asset allocation policy prescribed by the Company’s qualified Pension Plan includes permissible investments in certain hedge funds, private equity funds, and real estate funds whose reported values are determined based on the estimated NAV of each investment.

These NAVs are generally determined by the qualified Pension Plan’s third-party administrators or fund managers and are subject to review and oversight by management of the Company and its third-party investment advisors.

Given a lack of a readily determinable value of these investments and the subjective nature of the valuation methodologies and unobservable inputs used in these methodologies, auditing the NAV associated with these investments requires a high degree of auditor judgment and an increased extent of effort.

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

•We obtained a confirmation from the third-party custodian as of December 31, 2024 of all individual investments held in trust for the qualified Pension Plan to confirm the existence of each individual asset held in trust.

•For selected investment funds with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2023 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.

•We rolled forward the valuation from selected funds’ most recently audited financial statements to December 31, 2024. This roll forward procedure included consideration of the Company’s transactions in the fund during the period, as well as an estimate of the funds’ returns based on an appropriate, independently obtained benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2024, balance recorded by the Company. For certain selected funds, our roll forward procedures included alternative procedures, such as inspecting trust statements for observable transactions near year-end to compare to the estimated fair value.

•For certain investments, we inquired of management to understand year-over-year changes in the fund manager’s estimate of NAV and compared the fund’s return on investment to other available qualitative and quantitative information.

Income taxes — Legal entity restructuring — Refer to Note 12 to the financial statements

Critical Audit Matter Description

During 2024, the Company completed a legal entity restructuring for which a tax benefit was recognized for U.S. federal tax purposes. The tax benefit was derived from the associated tax basis and the fair value of the legal entities subject to the restructuring.

Given the complexity of the legal entity restructuring, including the interpretation of relevant tax regulations, tax authority rulings and the determination of both the associated tax basis and fair values of the legal entities involved, we identified the resulting U.S. federal tax benefit as a critical audit matter. Evaluating the reasonableness of the legal entity restructuring plan and determination of the tax basis requires a high degree of expertise and increased extent of audit effort, including the need to involve our tax specialists. In addition, evaluating the reasonableness of management's estimate of fair value of the legal entities requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reasonableness of the U.S. federal tax benefit recorded in association with the legal entity restructuring included the following procedures, among others:

•We tested the effectiveness of controls over management's evaluation of the U.S. federal tax benefit, including those over the determination of the tax basis and the determination of the fair value of the

Company’s legal entities, such as controls related to management's evaluation of the forecast of revenue and EBITDA, as well as the selection of fair value assumptions, including discount rates and long-term growth rates.

•We evaluated the experience, qualifications, and objectivity of management's experts.

•With the assistance of our tax specialists, we evaluated the reasonableness of the tax basis by:
•Evaluating the underlying transactions that created the tax basis in the legal entities, on a sample basis.
•Evaluating the completeness of the tax basis adjustments.
•Evaluating management's interpretation of relevant tax regulations and tax authority rulings.

•We evaluated key business assumptions, such as revenues and EBITDA forecasts used in the fair value discounted cash flow model by:
•Performing a sensitivity analysis of the revenue and EBITDA forecasts, and their impact to fair value.
•For certain legal entities, we evaluated the reasonableness of management's forecasts of revenue and EBITDA by comparing the forecasts to historical information and information included in third-party macroeconomic benchmarking reports.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and valuation assumptions, for certain entities, including, discount rates, and long-term growth rates by:
•Testing the source information underlying the determination of discount rates and long-term growth rates, including the mathematical accuracy of the calculations.
•Comparing the long-term growth rates to third-party macroeconomic benchmarking reports.
•Developing a range of independent estimates for the selection of discount rates and comparing the discount rates selected by management to those ranges.
•Performing a sensitivity analysis of the discount rates and long-term growth rates used in the fair value cash flow models, and their impact to fair value.

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 21, 2025

We have served as the Company's auditor since 2002.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of International Paper Company:
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
February 21, 2025

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2024	2023	2022
NET SALES	$18,619	$18,916	$21,161
COSTS AND EXPENSES
Cost of products sold	13,376	13,629	15,143
Selling and administrative expenses	1,840	1,360	1,293
Depreciation and amortization	1,305	1,432	1,040
Distribution expenses	1,475	1,575	1,783
Taxes other than payroll and income taxes	147	154	148
Restructuring and other charges, net	221	99	89
Net (gains) losses on sales and impairments of businesses	—	—	76
Net (gains) losses on sales of equity method investments	—	—	10
Net (gains) losses on sales of fixed assets	(58)	—	—
Net (gains) losses on mark to market investments	—	—	(65)
Interest expense, net	208	231	325
Non-operating pension (income) expense	(42)	54	(192)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	147	382	1,511
Income tax provision (benefit)	(415)	59	(236)
Equity earnings (loss), net of taxes	(5)	(21)	(6)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	557	302	1,741
Discontinued operations, net of taxes	—	(14)	(237)
NET EARNINGS (LOSS)	557	288	1,504
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$1.60	$0.87	$4.79
Discontinued operations, net of taxes	—	(0.04)	(0.65)
Net earnings (loss)	$1.60	$0.83	$4.14
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$1.57	$0.86	$4.74
Discontinued operations, net of taxes	—	(0.04)	(0.64)
Net earnings (loss)	$1.57	$0.82	$4.10

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2024	2023	2022
NET EARNINGS (LOSS)	$557	$288	$1,504
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $22, $29 and $28)	69	87	85
Non-U.S. plans (less tax of $0, $0 and $0)	—	(1)	1
Pension and postretirement liability adjustments:
U.S. plans (less tax of $(33), $(56) and $(109))	(102)	(170)	(327)
Non-U.S. plans (less tax of $1, $0 and $1)	(3)	3	8
Change in cumulative foreign currency translation adjustment (less tax of $0, $0 and $0)	(121)	441	(28)
Net gains/losses on cash flow hedging derivatives (less tax of $0, $0 and $1)	—	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(157)	360	(259)
COMPREHENSIVE INCOME (LOSS)	400	648	1,245

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2024	2023
ASSETS
Current Assets
Cash and temporary investments	$1,170	$1,113
Accounts and notes receivable (less allowances of $30 in 2024 and $34 in 2023)	2,966	3,059
Contract assets	396	433
Inventories	1,784	1,889
Other current assets	108	114
Total Current Assets	6,424	6,608
Plants, Properties and Equipment, net	9,658	10,150
Investments	160	163
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,331	2,312
Goodwill	3,038	3,041
Overfunded Pension Plan Assets	92	118
Right of Use Assets	433	448
Deferred Charges and Other Assets	664	421
TOTAL ASSETS	$22,800	$23,261
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$193	$138
Accounts payable	2,316	2,442
Accrued payroll and benefits	749	397
Other current liabilities	1,000	982
Total Current Liabilities	4,258	3,959
Long-Term Debt	5,368	5,455
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,120	2,113
Deferred Income Taxes	1,072	1,552
Underfunded Pension Benefit Obligation	233	280
Postretirement and Postemployment Benefit Obligation	133	140
Long-Term Lease Obligations	292	312
Other Liabilities	1,151	1,095
Commitments and Contingent Liabilities (Note 13)
Equity
Common stock $1 par value, 2024 - 448.9 shares and 2023 - 448.9 shares	449	449
Paid-in capital	4,732	4,730
Retained earnings	9,393	9,491
Accumulated other comprehensive loss	(1,722)	(1,565)
	12,852	13,105
Less: Common stock held in treasury, at cost, 2024 – 101.5 shares and 2023 – 102.9 shares	4,679	4,750
Total Equity	8,173	8,355
TOTAL LIABILITIES AND EQUITY	$22,800	$23,261

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2024	2023	2022
OPERATING ACTIVITIES
Net earnings (loss)	$557	$288	$1,504
Depreciation and amortization	1,305	1,432	1,040
Deferred income tax provision (benefit), net	(473)	(156)	(773)
Restructuring and other charges, net	221	99	89
Periodic pension (income) expense, net	1	94	(116)
Net (gains) losses on mark to market investments	—	—	(65)
Net (gains) losses on sales and impairments of businesses	—	—	76
Net (gains) losses on sales and impairments of equity method investments	—	153	543
Net (gains) losses on sales of fixed assets	(58)	—	—
Equity method dividends received	—	13	204
Equity (earnings) losses, net	5	(108)	(291)
Other, net	130	20	108
Changes in operating assets and liabilities
Accounts and notes receivable	59	255	(59)
Contract assets	36	48	(103)
Inventories	12	73	(162)
Accounts payable and other liabilities	(140)	(402)	110
Interest payable	16	(19)	41
Other	7	43	28
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	1,678	1,833	2,174
INVESTMENT ACTIVITIES
Invested in capital projects	(921)	(1,141)	(931)
Proceeds from sales of equity method investments, net of transaction costs	—	472	—
Proceeds from exchange of equity securities	—	—	311
Proceeds from insurance recoveries	25	—	—
Proceeds from sale of fixed assets	91	4	13
Other	(3)	(3)	(1)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(808)	(668)	(608)
FINANCING ACTIVITIES
Repurchases of common stock and payments of restricted stock tax withholding	(23)	(218)	(1,284)
Issuance of debt	102	783	1,011
Reduction of debt	(141)	(780)	(1,017)
Change in book overdrafts	(69)	(8)	1
Dividends paid	(643)	(642)	(673)
Net debt tender premiums paid	—	—	(89)
Other	(1)	(1)	(3)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(775)	(866)	(2,054)
Effect of Exchange Rate Changes on Cash	(38)	10	(3)
Change in Cash and Temporary Investments	57	309	(491)
Cash and Temporary Investments
Beginning of the period	1,113	804	1,295
End of the period	$1,170	$1,113	$804

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
BALANCE, JANUARY 1, 2022	$449	$4,668	$9,029	$(1,666)	$3,398	$9,082
Issuance of stock for various plans, net	—	57	—	—	(75)	132
Repurchase of stock	—	—	—	—	1,284	(1,284)
Dividends ($1.850 per share)	—	—	(678)	—	—	(678)
Comprehensive income (loss)	—	—	1,504	(259)	—	1,245
BALANCE, DECEMBER 31, 2022	449	4,725	9,855	(1,925)	4,607	8,497
Issuance of stock for various plans, net	—	5	—	—	(77)	82
Repurchase of stock	—	—	—	—	220	(220)
Dividends ($1.850 per share)	—	—	(652)	—	—	(652)
Comprehensive income (loss)	—	—	288	360	—	648
BALANCE, DECEMBER 31, 2023	449	4,730	9,491	(1,565)	4,750	8,355
Issuance of stock for various plans, net	—	2	—	—	(94)	96
Repurchase of stock	—	—	—	—	23	(23)
Dividends ($1.850 per share)	—	—	(655)	—	—	(655)
Comprehensive income (loss)	—	—	557	(157)	—	400
BALANCE, DECEMBER 31, 2024	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
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

DISCONTINUED OPERATIONS

A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet. The Company recorded discontinued
operations for the years ended December 31, 2023 and 2022 in connection with the sale of its equity method investment in Ilim. See Note 10 for further details.

CONSOLIDATION

The consolidated financial statements include the accounts of International Paper and subsidiaries for which we have a controlling financial interest, including variable interest entities for which we are the primary beneficiary. All significant intercompany balances and transactions are eliminated.

EQUITY METHOD INVESTMENTS

The equity method of accounting is applied for investments when the Company has significant influence over the investee’s operations, or when the investee is structured with separate capital accounts. Our material equity method investments are described in Note 10.

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

TEMPORARY INVESTMENTS

Temporary investments with an original maturity of three months or less and money market funds with greater than three-month maturities but with the right to redeem without notice are treated as cash equivalents and are stated at cost, which approximates market value. See Note 8 for further details.

INVENTORIES

Inventories include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. In the United States, costs of raw materials and finished pulp and paper products are generally determined using the last-in, first-out method. These inventories are measured at the lower of cost or market. Other inventories are valued using the first-in, first-out or average cost methods. These inventories are measured at the lower of cost or net realizable value. See Note 8 for further details.

LEASED ASSETS

Operating lease right of use ("ROU") assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The Company's leases may include options to extend or terminate the lease. These options to extend are included in the lease term when it is reasonably certain that we will exercise that option. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the ROU assets and liabilities. Variable payments for real estate leases primarily relate to common area maintenance, insurance, taxes and utilities. Variable payments for equipment, vehicles, and leases within supply agreements primarily relate to usage, repairs and maintenance. As the implicit rate is not readily determinable for most of the Company's leases, the Company applies a portfolio approach using an estimated incremental borrowing rate to determine the initial present value of lease payments over the lease terms on a collateralized basis over a similar term, which is based on market and company specific information. We use the unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate, and apply the rate based on the currency of the lease, which is updated on a quarterly basis for measurement of new lease liabilities. Leases having a lease term of twelve months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the term of the lease. In addition, the Company has applied the practical expedient to account for the lease and non-lease components as a single lease component for all of the Company's leases except for certain gas and chemical agreements. See Note 9 for further details.

PLANTS, PROPERTIES AND EQUIPMENT

Plants, properties and equipment are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. The units-of-production method of depreciation is used for pulp and paper mills, and the straight-line method is used for other plants and equipment. If a decision is made to abandon plants, properties or equipment before the end of its useful life, depreciation expense is revised to reflect the shortened useful life. See Note 8 for further details.

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

The judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, assisted as necessary by consultation with outside consultants, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances. Actual resolution of these matters may differ from recorded estimated amounts, resulting in adjustments that could materially affect future financial statements. See Note 12 for further details.

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

ENVIRONMENTAL REMEDIATION COSTS

Costs associated with environmental remediation obligations are accrued when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. See Note 13 for further details.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. This guidance is effective upon issuance and generally can be applied through December 31, 2024. The Company has applied this guidance to account for contract modifications due to changes in reference rates as those modifications occurred. This guidance has not had a material impact on our consolidated financial statements and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This guidance requires companies to disclose incremental segment information on an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023 and interim periods within those years beginning after December 15, 2024. Amendments are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this guidance as of January 1, 2024 which only impacted the related disclosure - see Note 20 - Financial Information by Business Segment and Geographic Area.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." This guidance requires companies to provide more detailed information of certain income statement expenses within the footnotes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied prospectively. The Company is currently evaluating the provisions of this guidance.

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

NOTE 3 REVENUE RECOGNITION

DISAGGREGATED REVENUE

	2024
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,386	$2,623	$291	$16,300
EMEA	1,355	77	—	1,432
Pacific Rim and Asia	63	93	1	157
Americas, other than U.S.	730	—	—	730
Total	$15,534	$2,793	$292	$18,619

Operating Segments
North American Industrial Packaging	$14,293	$—	$—	$14,293
EMEA Industrial Packaging	1,355	—	—	1,355
Global Cellulose Fibers	—	2,793	—	2,793
Intrasegment Eliminations	(114)	—	—	(114)
Corporate & Intersegment Sales	—	—	292	292
Total	$15,534	$2,793	$292	$18,619
(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2023
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,340	$2,570	$430	$16,340
EMEA	1,398	96	—	1,494
Pacific Rim and Asia	37	224	—	261
Americas, other than U.S.	821	—	—	821
Total	$15,596	$2,890	$430	$18,916

Operating Segments
North American Industrial Packaging	$14,293	$—	$—	$14,293
EMEA Industrial Packaging	1,398	—	—	1,398
Global Cellulose Fibers	—	2,890	—	2,890
Intrasegment Eliminations	(95)	—	—	(95)
Corporate & Intersegment Sales	—	—	430	430
Total	$15,596	$2,890	$430	$18,916

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2022
Reportable Segments	Industrial Packaging	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$14,970	$3,032	$480	$18,482
EMEA	1,572	121	—	1,693
Pacific Rim and Asia	46	74	3	123
Americas, other than U.S.	863	—	—	863
Total	$17,451	$3,227	$483	$21,161

Operating Segments
North American Industrial Packaging	$16,011	$—	$—	$16,011
EMEA Industrial Packaging	1,572	—	—	1,572
Global Cellulose Fibers	—	3,227	—	3,227
Intrasegment Eliminations	(132)	—	—	(132)
Corporate & Intersegment Sales	—	—	483	483
Total	$17,451	$3,227	$483	$21,161

(a) Net sales are attributed to countries based on the location of the reportable segment making the sale.

REVENUE CONTRACT BALANCES

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Current liabilities of $30 million and $32 million are included in Other current liabilities in the accompanying consolidated balance sheet as of December 31, 2024 and 2023, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $84 million and $92 million at December 31, 2024 and 2023, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet.

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations, and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2024	2023	2022
Earnings (loss) from continuing operations attributable to International Paper common shareholders	$557	$302	$1,741
Weighted average common shares outstanding	347.2	346.9	363.5
Effect of dilutive securities:
Restricted performance share plan	7.0	2.2	3.5
Weighted average common shares outstanding – assuming dilution	354.2	349.1	367.0
Basic earnings (loss) per share from continuing operations	$1.60	$0.87	$4.79
Diluted earnings (loss) per share from continuing operations	$1.57	$0.86	$4.74

NOTE 5 OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Loss ("AOCI"), net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2024	2023	2022
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,276)	$(1,195)	$(962)
Other comprehensive income (loss) before reclassifications	(105)	(167)	(319)
Amounts reclassified from accumulated other comprehensive loss	69	86	86
Balance at end of period	(1,312)	(1,276)	(1,195)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(281)	(722)	(694)
Other comprehensive income (loss) before reclassifications	(121)	(76)	(38)
Amounts reclassified from accumulated other comprehensive loss	—	517	10
Balance at end of period	(402)	(281)	(722)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)	(10)
Amounts reclassified from accumulated other comprehensive loss	—	—	2
Balance at end of period	(8)	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,722)	$(1,565)	$(1,925)

Reclassifications out of AOCI for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss				Location of Amount Reclassified from AOCI
	2024	2023	2022
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(13)	$(23)	$(23)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(78)	(92)	(91)	(a)	Non-operating pension expense
Total pre-tax amount	(91)	(115)	(114)
Tax (expense)/benefit	22	29	28
Net of tax	(69)	(86)	(86)
Change in cumulative foreign currency translation adjustments:
Business divestiture	—	(517)	(10)	(b)	Net (gains) losses on sales of equity method investments and Discontinued Operations, net of taxes
Tax (expense)/benefit	—	—	—
Net of tax	—	(517)	(10)
Net gains and losses on cash flow hedging derivatives:
Cash flow hedges	—	—	(3)		Interest expense, net
Total pre-tax amount	—	—	(3)
Tax (expense)/benefit	—	—	1
Total, net of tax	—	—	(2)
Total reclassifications for the period, net of tax	$(69)	$(603)	$(98)
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note 17 - Retirement Plans for additional details).
(b) See Note 10 - Equity Method Investments for additional details for 2023 amounts.

NOTE 6 RESTRUCTURING AND OTHER CHARGES, NET

2024: During 2024, restructuring and other charges, net, totaling $221 million before taxes were recorded. The charges included:

In millions	2024
80/20 strategic approach (a)	$105
Georgetown mill closure costs (b)	119
Other restructuring items	(3)
Total	$221

(a) Severance and other costs related to the resource alignment component of our 80/20 strategic approach. These severance and other costs include $61 million, $42 million and $2 million in the Corporate, Industrial Packaging and Global Cellulose Fibers segments, respectively. The severance charges are recorded in Accrued payroll and benefits and Other Liabilities in the accompanying consolidated balance sheet. The majority of these charges will be paid in 2025.
(b) Includes $39 million of severance charges recorded in Accrued payroll and benefits in the accompanying consolidated balance sheet, $34 million of inventory charges recorded in Inventories in the accompanying consolidated balance sheet and $46 million of other costs recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet, associated with the permanent closure of our Georgetown, South Carolina mill. The majority of the severance charges will be paid in 2025.

2023: During 2023, restructuring and other charges, net, totaling $99 million before taxes were recorded. The charges included:

In millions	2023
Orange, Texas mill closure costs (a)	$81
Pensacola mill and Riegelwood mill pulp machine shutdowns (b)	37
Building a Better IP (c)	(19)
Total	$99

(a) Includes $25 million of severance charges, $30 million of inventory charges and $26 million of other costs associated with the closure of our containerboard mill in Orange, Texas. The majority of the severance charges were paid in 2024.
(b) Includes $21 million of severance charges, $12 million of inventory charges and $4 million of other costs associated with the permanent shutdown of pulp machines at our Riegelwood, North Carolina and Pensacola, Florida mills. The majority of the severance charges were paid in 2024.
(c) Revision of severance estimates related to our Building a Better IP initiative.

2022: During 2022, restructuring and other charges, net, totaling $89 million before taxes were recorded. These charges included:

In millions	2022
Early debt extinguishment costs (see Note 16)	$93
Other restructuring items	(4)
Total	$89

NOTE 7 ACQUISITIONS

COMPLETED BUSINESS COMBINATION OF DS SMITH

2024: On April 16, 2024, the Company issued an announcement, pursuant to Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended offer by the Company to acquire the entire issued and to be issued share capital of DS Smith Plc, a public limited company incorporated in England and Wales (“DS Smith”), in an all-stock transaction (the “Business Combination”). Costs related to the transaction were $86 million for the year ended December 31, 2024 and were recorded in selling and administrative expenses in the accompanying consolidated statement of operations.

On January 24, 2025, the European Commission issued its Phase I clearance of the business combination, conditional on International Paper entering into commitments to divest its plants in Mortagne, Saint-Amand, and Cabourg (France), Over (Portugal) and Bilbao (Spain). As such, the Company has agreed to divest these locations.

On January 31, 2025, the Company closed on the acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing of the acquisition, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. On February 4, 2025, the Company began trading the New Company Common Stock and continues to be listed on the New York Stock Exchange under the symbol "IP" and via a secondary listing on the London Stock Exchange under the symbol "IPC". The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

NOTE 8 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION

TEMPORARY INVESTMENTS

Temporary investments totaled $990 million and $950 million at December 31, 2024 and 2023, respectively.

ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable, net, by classification were:

In millions at December 31	2024	2023
Accounts and notes receivable:
Trade (less allowances of $30 in 2024 and $34 in 2023)	$2,703	$2,841
Other	263	218
Total	$2,966	$3,059

INVENTORIES

In millions at December 31	2024	2023
Raw materials	$188	$229
Finished pulp and packaging products	934	975
Operating supplies	623	622
Other	39	63
Inventories	$1,784	$1,889

The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately 81% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $336 million and $343 million at December 31, 2024 and 2023, respectively.

PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2024	2023
Pulp and packaging facilities	$28,249	$28,661
Other properties and equipment	1,031	1,050
Gross cost	29,280	29,711
Less: Accumulated depreciation	19,622	19,561
Plants, properties and equipment, net	$9,658	$10,150

Non-cash additions to plants, properties and equipment included within accounts payable were $110 million, $141 million and $185 million at December 31, 2024, 2023 and 2022, respectively.

Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment - 3 to 20 years. Depreciation expense was $1.3 billion, $1.4 billion and $996 million for the years ended December 31, 2024, 2023 and 2022. Depreciation expense for the years ended December 31, 2024 and December 31, 2023, includes $233 million and $422 million, respectively, of accelerated depreciation related to mill strategic actions and other 80/20 strategic actions. Cost of products sold excludes depreciation and amortization expense.

ACCOUNTS PAYABLE

Under a supplier finance program, International Paper agrees to pay a bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the bank may terminate the agreement upon at least 90 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $115 million and $122 million of supplier finance program liabilities as of December 31, 2024 and 2023, respectively.

The following table presents supplier finance program obligations confirmed and paid for the years ended December 31, 2024 and 2023:

In millions
Confirmed obligations outstanding at December 31, 2022	$122
Invoiced confirmed during the year	594
Confirmed invoices paid during the year	(594)
Confirmed obligations outstanding at December 31, 2023	122
Invoiced confirmed during the year	516
Confirmed invoices paid during the year	(523)
Confirmed obligations outstanding at December 31, 2024	$115

INTEREST

Interest payments of $437 million, $463 million and $380 million were made during the years ended December 31, 2024, 2023 and 2022, respectively.

Amounts related to interest were as follows:

In millions	2024	2023	2022
Interest expense	$430	$421	$403
Interest income	222	190	78
Capitalized interest costs	21	22	18
ASSET RETIREMENT OBLIGATIONS

At December 31, 2024 and 2023, we had recorded liabilities of $128 million and $103 million, respectively, related to asset retirement obligations.

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

NOTE 9 LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have remaining lease terms of up to 29 years.

COMPONENTS OF LEASE EXPENSE

In millions	2024	2023	2022
Operating lease costs, net	$188	$177	$153
Variable lease costs	52	39	39
Short-term lease costs, net	74	71	57
Finance lease cost
Amortization of lease assets	11	12	11
Interest on lease liabilities	3	3	3
Total lease cost, net	$328	$302	$263
SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2024	2023
Assets
Operating lease assets	Right of use assets	$433	$448
Finance lease assets	Plants, properties and equipment, net (a)	39	47
Total leased assets		$472	$495
Liabilities
Current
Operating	Other current liabilities	$156	$153
Finance	Notes payable and current maturities of long-term debt	11	11
Noncurrent
Operating	Long-term lease obligations	292	312
Finance	Long-term debt	38	44
Total lease liabilities		$497	$520
(a) Finance leases are recorded net of accumulated amortization of $70 million and $67 million at December 31, 2024 and 2023, respectively.

LEASE TERM AND DISCOUNT RATE

In millions	2024	2023
Weighted average remaining lease term (years)
Operating leases	3.6 years	4.0 years
Finance leases	7.2 years	7.7 years
Weighted average discount rate
Operating leases	4.34%	3.99%
Finance leases	4.93%	4.78%

SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$202	$180	$160
Operating cash flows related to financing leases	3	3	3
Financing cash flows related to finance leases	9	13	10

Right of use assets obtained in exchange for lease liabilities
Operating leases	185	216	221
Finance leases	6	12	6

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2025	$175	$13	$188
2026	133	12	145
2027	94	10	104
2028	49	8	57
2029	21	7	28
Thereafter	21	13	34
Total lease payments	493	63	556
Less imputed interest	45	14	59
Present value of lease liabilities	$448	$49	$497

NOTE 10 EQUITY METHOD INVESTMENTS

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

The following summarizes the items comprising Equity Earnings, Impairment Charges, Tax Expense (Benefit), Discontinued Operations and Dividends related to the sale of our equity interest in Ilim:

In millions	Equity Earnings	Impairment Charges	Tax Expense (Benefit)	Discontinued Operations, net of tax (a)	Dividends
Year Ended December 31, 2022	$296	$533	$—	$(237)	$204
Year Ended December 31, 2023	$112	$135	$(9)	$(14)	$13
(a)    Discontinued operations, net of tax is Equity Earnings less Impairment Charges and Tax Expense (Benefit).

The Company's remaining equity method investments are not material.

NOTE 11 GOODWILL AND OTHER INTANGIBLES

GOODWILL

The following table presents changes in the goodwill balances as allocated to each reportable business segment for the years ended December 31, 2024 and 2023:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Balance as of December 31, 2022
Goodwill	$3,413	$52	$3,465
Accumulated impairment losses	(372)	(52)	(424)
	3,041	—	3,041
Balance as of December 31, 2023
Goodwill	3,413	52	3,465
Accumulated impairment losses	(372)	(52)	(424)
	3,041	—	3,041
Currency translation and other (a)	(3)	—	(3)
Balance as of December 31, 2024
Goodwill	3,410	52	3,462
Accumulated impairment losses	(372)	(52)	(424)
Total	$3,038	$—	$3,038
    (a) Represents the effects of foreign currency translations and reclassifications.

The Company performed its annual goodwill impairment testing by applying the quantitative goodwill impairment test to its North America Industrial Packaging reporting unit as of October 1, 2024. This was performed by comparing the carrying amount of the North America Industrial Packaging reporting unit to its estimated fair value. The estimated fair value of the reporting unit was calculated using a weighted approach based on discounted future cash flows, market multiples and transaction multiples which are classified as Level 2 and Level 3 within the fair value hierarchy. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating profit margins, and discount rates. The determination of fair value using market multiples and transaction multiples requires management to make significant assumptions related to revenue multiples and adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The results of our quantitative goodwill impairment test indicated that the carrying amount did not exceed the estimated fair value of the North America Industrial Packaging reporting unit.
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

OTHER INTANGIBLES

Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying consolidated balance sheet and comprised the following:

	2024			2023
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$489	$360	$129	$494	$335	$159
Tradenames, patents and trademarks, and developed technology	170	162	8	170	154	16
Land and water rights	8	2	6	8	2	6
Other	19	17	2	21	19	2
Total	$686	$541	$145	$693	$510	$183
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2024	2023	2022
Amortization expense related to intangible assets	$37	$37	$44

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows: 2025 – $38 million, 2026 – $29 million, 2027 – $10 million, 2028 – $8 million, 2029 – $7 million, and cumulatively thereafter – $47 million.

NOTE 12 INCOME TAXES

The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2024	2023	2022
Earnings (loss)
U.S.	$(140)	$129	$1,469
Non-U.S.	287	253	42
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	$147	$382	$1,511
The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2024	2023	2022
Current tax provision (benefit)
U.S. federal	$(4)	$157	$454
U.S. state and local	20	16	56
Non-U.S.	42	42	27
	$58	$215	$537
Deferred tax provision (benefit)
U.S. federal	$(367)	$(164)	$(775)
U.S. state and local	(98)	3	(39)
Non-U.S.	(8)	5	41
	$(473)	$(156)	$(773)
Income tax provision (benefit)	$(415)	$59	$(236)

The Company’s deferred income tax provision (benefit) includes a $1 million expense, a $6 million benefit and an $3 million benefit for 2024, 2023 and 2022, respectively, for the effect of various changes in non-U.S. and U.S. federal and state tax rates.

International Paper made income tax payments, net of refunds, of $394 million, $340 million and $345 million in 2024, 2023 and 2022, respectively.

A reconciliation of income tax expense using the statutory U.S. income tax rate compared with the actual income tax provision follows:

In millions	2024	2023	2022
Earnings (loss) from continuing operations before income taxes and equity earnings	$147	$382	$1,511
Statutory U.S. income tax rate	21%	21%	21%
Tax expense (benefit) using statutory U.S. income tax rate	31	80	317
State and local income taxes	(62)	2	44
Impact of rate differential on non-U.S. permanent differences and earnings	(26)	(10)	1
Foreign valuation allowance	—	—	45
Tax expense (benefit) on exchange of Sylvamo shares	—	—	(56)
Non-taxable income	(4)	(2)	(2)
Non-deductible business expenses	21	7	2
Non-deductible impairments	—	—	16
Non-deductible compensation	8	7	13
Tax audits	—	(4)	6
Timber Monetization Audit Settlement	—	—	(604)
Foreign derived intangible income deduction	—	2	(8)
US tax on non-U.S. earnings (GILTI and Subpart F)	32	—	27
Foreign tax credits	7	8	8
General business and other tax credits	(31)	(38)	(43)
Tax expense (benefit) on equity earnings	(1)	(4)	(1)
Legal entity restructuring expense (benefit)	(391)	4	—
Other, net	1	7	(1)
Income tax provision (benefit)	$(415)	$59	$(236)
Effective income tax rate	(282)%	15%	(16)%

The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at December 31, 2024 and 2023, were as follows:

In millions	2024	2023
Deferred income tax assets:
Postretirement benefit accruals	$72	$67
Pension obligations	63	61
Tax credits	183	182
Net operating and capital loss carryforwards	1,181	699
Compensation reserves	224	146
Lease obligations	112	116
Environmental reserves	131	114
Investments	4	—
Research and development expenditures	240	162
Other	203	157
Gross deferred income tax assets	$2,413	$1,704
Less: valuation allowance (a)	(1,201)	(848)
Net deferred income tax asset	$1,212	$856
Deferred income tax liabilities:
Intangibles	$(133)	$(141)
Investments	—	3
Right of use assets	(112)	(116)
Plants, properties and equipment	(1,528)	(1,650)
Forestlands, related installment sales, and investment in subsidiary	(486)	(485)
Gross deferred income tax liabilities	$(2,259)	$(2,389)
Net deferred income tax liability	$(1,047)	$(1,533)
(a) The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was an increase of $353 million and a increase of $171 million, respectively.

Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheet under the captions Deferred charges and other assets and Deferred income taxes, respectively. The $486 million of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary is attributable to a 2007 Temple-Inland installment sale of forestlands (see Note 14 - Variable Interest Entities).

During 2024, the Company completed an internal legal entity restructuring for which a capital loss was recognized for U.S. federal and state income tax purposes resulting in a tax benefit of $416 million. The Company intends to carry back a portion of the loss to prior years and has set up a non-current receivable in the amount of $279 million. The remaining capital loss will be carried forward to offset future capital gains, and, as such, the Company recorded a deferred tax asset in the amount of $137 million for the year ended December 31, 2024.

A reconciliation of the beginning and ending amount of unrecognized tax benefits recorded in Other Liabilities in the accompanying consolidated balance sheet for the years ended December 31, 2024, 2023 and 2022 is as follows:

In millions	2024	2023	2022
Balance at January 1	$(173)	$(177)	$(166)
(Additions) reductions for tax positions related to current year	(10)	(13)	(7)
(Additions) for tax positions related to prior years	(40)	(11)	(10)
Reductions for tax positions related to prior years	7	1	3
Settlements	4	17	1
Expiration of statutes of limitations	6	11	1
Currency translation adjustment	2	(1)	1
Balance at December 31	$(204)	$(173)	$(177)

If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at December 31, 2024, 2023 and 2022 would benefit the effective tax rate. Pending audit settlements and the expiration of statutes of limitation are not expected to reduce uncertain tax positions during the next twelve months.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $50 million and $34 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at December 31, 2024 and 2023, respectively.

The Company is currently subject to audits in the United States and other taxing jurisdictions around the world. Generally, tax years 2012 through 2023 remain open and subject to examination by the relevant tax authorities. The Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions.

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

The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on approximately $1.1 billion of undistributed earnings of non-U.S. subsidiaries as of December 31, 2024 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.

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

The following details the scheduled expiration dates of the Company’s net operating loss and income tax credit and capital loss carryforwards:

In millions	2025 Through 2034	2035 Through 2044	Indefinite	Total
U.S. federal and non-U.S. NOLs	$3	$603	$397	$1,003
State taxing jurisdiction NOLs (a)	28	9	—	37
U.S. federal, non- U.S. and state tax credit carryforwards (a)	73	14	96	183
U.S. federal and state capital loss carryforwards (a)	141	—	—	141
Total	$245	$626	$493	$1,364
Less: valuation allowance (a)	(58)	(612)	(449)	(1,119)
Total, net	$187	$14	$44	$245
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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $279 million and $251 million in the aggregate as of December 31, 2024 and December 31, 2023, respectively. Other than as described below, completion of required environmental remedial actions ("RAs") is not expected to have a material effect on our consolidated financial statements.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site. The Company is performing RA and continues to cooperate with the EPA on the remaining remediation goals at the site. The estimated liability for the Cass Lake superfund site was $48 million and $46 million as of December 31, 2024 and December 31, 2023, respectively.

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

•Operable Unit 5, Area 1: In March 2016, the Company received a special notice letter from the EPA (i) inviting participation in implementing a remedy for a portion of the site known as Operable Unit 5 ("OU5"), Area 1, and (ii) demanding reimbursement of EPA past costs totaling $37 million. In December 2016, the EPA issued a unilateral administrative order ("UAO") to the Company and other PRPs to perform the remedy. The Company responded to the UAO, agreeing to comply with the order subject to its sufficient cause defenses. The Company continues to comply with the UAO in performing remediation activities at OU5, Area 1.

•Operable Unit 1 ("OU1"): In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016 denying liability for OU1. In 2021, the EPA initiated RA activities. In October 2022, the Company received a unilateral administrative order to perform the RA. The Company began performing the RA in 2023 and established a $27 million reserve to account for this liability in the fourth quarter of 2022. In the fourth quarter of 2024, the Company increased the reserve by $27 million to account for the reasonably estimable costs for the next phases of the RA, following an EPA approved design modification in October to the original remedial design.

The total reserve for the combined liabilities for OU5, Area 1 and OU1 at the Kalamazoo River superfund site was $29 million and $27 million as of December 31, 2024 and 2023, respectively.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants. The lawsuit seeks contribution under CERCLA for costs purportedly expended by plaintiffs

($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into the Final Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Final Judgment of the Court, finding that the lawsuit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's lawsuit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes the District Court’s Final Judgment on Remand regarding liability for future costs is in error and has appealed the Final Judgment on Remand on future costs liability to the Sixth Circuit.

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
In 2020, the Company reserved the following estimated liability amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represented the Company's 50% share of our estimate of the low end of the range of probable remediation costs.

The Company submitted the Final Design Package for the southern impoundment to the EPA, and the EPA approved the plan in May 2021. The EPA issued a Unilateral Administrative Order for RA of the southern impoundment in August 2021. An addendum to the Final 100% RD (Amended April 2021) was submitted to the EPA for the southern impoundment in June 2022. The Company substantially completed the RA for the southern impoundment in 2024.

With respect to the northern impoundment, the PRPs submitted a Final 100% RD to EPA in July 2024. EPA provided comments at the end of October and a Revised Final 100% RD was submitted at the end of November 2024. The total estimated liability for the southern and northern impoundment was $98 million and $83 million as of December 31, 2024 and 2023, respectively. The current reserve is primarily for the Company’s 50% share of our estimate of the low end of the range of probable costs to implement the RD. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $30 million as of both December 31, 2024 and December 31, 2023.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $100 million and $97 million, both net of insurance recoveries as of

December 31, 2024 and December 31, 2023, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy") and, prior to completion of the business combination certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. We appealed the ICA decision, and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. Given the failure of the Council of State to address certain arguments brought by IP, we further appealed the Council of State decision to uphold the ICA’s findings. In March 2024, the Council of State published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP appealed the ICA's redetermination decision as inconsistent with the Council of State's 2024 and 2023 decision. In July 2024, the Council of State partially annulled the ICA redetermination decision, reducing IP Italy's fine by $6 million (€6 million). As of December 31, 2024, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy has further appealed the Council of State's July 2024 decision seeking further reduction. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the early stages of these claims and the intention of the Company to defend robustly against such claims, it is too early to predict with any real degree of certainty, the precise overall outcome and ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.
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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $95 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $235 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $330 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $210 million of the total $330 million as of December 31, 2024. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo

Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at December 31, 2024. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 14 VARIABLE INTEREST ENTITIES

In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31, 2024, this deferred tax liability was $486 million, which will be settled with the maturity of the notes in 2027.

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

As of both December 31, 2024 and 2023, the fair value of the notes receivable was $2.3 billion. As of both December 31, 2024 and 2023, the fair value of this debt was $2.1 billion. The notes receivable and debt are classified as Level 2 within the fair value hierarchy.

Activity between the Company and the 2007 financing entities was as follows:

In millions	2024	2023	2022
Revenue (a)	$152	$146	$65
Expense (b)	136	136	58
Cash receipts (c)	135	122	28
Cash payments (d)	130	123	40

(a)The revenue is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $19 million for the years ended December 31, 2024, 2023 and 2022, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.
(b) The expense is included in Interest expense, net, in the accompanying consolidated statement of operations and includes approximately $7 million for the years ended December 31, 2024, 2023 and 2022 respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
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

NOTE 15 DEBT AND LINES OF CREDIT

Amounts related to early debt extinguishment during the years ended December 31, 2024, 2023 and 2022 were as follows:

In millions	2024	2023	2022
Early debt reductions (a)	$—	$—	$503
Pre-tax early debt extinguishment costs (b)	—	—	93
(a)Reductions related to notes with interest rates ranging from 4.35% to 8.70% with original maturities from 2023 to 2048 for the year ended December 31, 2022.
(b)Amounts are included in Restructuring and other charges in the accompanying consolidated statements of operations.

The Company had debt reductions of $141 million in 2024, related primarily to $14 million of capital leases and $127 million of environmental development bonds ("EDB"). The Company also had debt issuances of $102 million of EDBs.

The Company had debt issuances in 2023 of $600 million of term loan agreements and $183 million of EDBs.

The Company had debt issuances in 2022 of $354 million of term loan agreements, $410 million of commercial paper and $248 million of EDBs.

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of this program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of December 31, 2024 and December 31, 2023 under this program.

At December 31, 2024, the Company's credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper's credit rating. The credit facilities previously included a $1.5 billion contractually committed bank facility with a maturity date of June 2026. In June 2023, the Company amended and restated its credit agreement to, among other things, (i) reduce the size of the contractually committed bank facility from $1.5 billion to $1.4 billion, (ii) extend the maturity date from June 2026 to June 2028, and (iii) replace the LIBOR-based rate with a SOFR-based rate. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivable securitization program that expires in June 2025. As of December 31, 2024 and December 31, 2023, the Company had no borrowings outstanding under the program.

A summary of long-term debt follows:

In millions at December 31	2024	2023
7.350% notes – due 2025	$39	$39
7.750% notes – due 2025	22	22
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
7.150% notes – due 2027	7	7
6.875% notes – due 2029	10	10
5.000% notes – due 2035	407	407
6.650% notes – due 2037	3	3
8.700% notes – due 2038	86	86
7.300% notes – due 2039	453	453
6.000% notes – due 2041	585	585
4.800% notes – due 2044	686	686
5.150% notes – due 2046	449	449
4.400% notes – due 2047	647	647
4.350% notes – due 2048	740	740
Floating rate notes – due 2027 – 2030 (a)	308	308
Environmental and industrial development bonds – due 2025 – 2031 (b)	394	419
Floating rate term loan - due 2028	600	600
Total principal	5,499	5,524
Capitalized leases	49	55
Premiums, discounts, and debt issuance costs	(39)	(41)
Terminated interest rate swaps	51	54
Other	1	1
Total (c)	5,561	5,593
Less: current maturities	193	138
Long-term debt	$5,368	$5,455
(a)The weighted average interest rate on these notes was 4.6% in 2024 and 5.4% in 2023.
(b)The weighted average interest rate on these bonds was 2.8% in 2024 and 2.4% in 2023.
(c)The fair market value was approximately $5.2 billion at December 31, 2024 and $5.5 billion at December 31, 2023. Debt fair value measurements use Level 2 inputs.

At December 31, 2024, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 9 - Leases and excluding the timber monetization structures disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows over the next five years: 2025 – $193 million; 2026 – $142 million; 2027 – $346 million; 2028 – $672 million; and 2029 – $18 million.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2024, we were in compliance with our debt covenants.

NOTE 16 CAPITAL STOCK

The authorized capital stock at both December 31, 2024 and 2023, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.

The following is a roll forward of shares of common stock for the three years ended December 31, 2024, 2023 and 2022:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2022	448,916	70,362
Issuance of stock for various plans, net	—	(1,569)
Repurchase of stock	—	29,839
Balance at December 31, 2022	448,916	98,632
Issuance of stock for various plans, net	—	(1,647)
Repurchase of stock	—	5,894
Balance at December 31, 2023	448,916	102,879
Issuance of stock for various plans, net	—	(2,028)
Repurchase of stock	—	648
Balance at December 31, 2024	448,916	101,499

NOTE 17 RETIREMENT PLANS

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

The Company also has two unfunded nonqualified defined benefit pension plans: the Pension Restoration Plan that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and the Unfunded Supplemental Retirement Plan for Senior Managers ("SERP"), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $23 million, $22 million and $29 million in 2024, 2023 and 2022, respectively, and which are expected to be $49 million in 2025.

Effective January 1, 2019, the Company froze participation, including credited service and compensation, for salaried employees under the Pension Plan, the Pension Restoration Plan and the SERP. This change does not affect benefits accrued through December 31, 2018. For service after December 31, 2018, employees affected by the freeze receive a Company contribution to their individual Retirement Savings Account as described later in this Note 17.

Many non-U.S. employees are covered by various retirement benefit arrangements, some of which are considered to be defined benefit pension plans for accounting purposes.

OBLIGATIONS AND FUNDED STATUS

The following table shows the changes in the benefit obligation and plan assets for 2024 and 2023 and the plans’ funded status.

	2024		2023
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$8,982	$58	$8,816	$54
Service cost	53	3	48	4
Interest cost	447	3	459	3
Actuarial loss (gain)	(547)	5	225	(3)
Plan amendments	16	—	26	—
Curtailments	—	(4)	—	—
Settlements	—	(2)	—	—
Benefits paid	(609)	(3)	(593)	(3)
Special termination benefits	3	—	1	—
Effect of foreign currency exchange rate movements	—	(4)	—	3
Benefit obligation, December 31	$8,345	$56	$8,982	$58
Change in plan assets:
Fair value of plan assets, January 1	$8,836	$20	$8,845	$18
Actual return on plan assets	(57)	1	562	1
Company contributions	23	4	22	3
Benefits paid	(609)	(2)	(593)	(3)
Settlements	—	(2)	—	—
Transfer Payments	(4)	—	—	—
Effect of foreign currency exchange rate movements	—	(1)	—	1
Fair value of plan assets, December 31	$8,189	$20	$8,836	$20
Funded status, December 31	$(156)	$(36)	$(146)	$(38)
Amounts recognized in the consolidated balance sheet:
Overfunded pension plan assets	$92	$—	$118	$—
Underfunded pension benefit obligation - current	(49)	(2)	(20)	(2)
Underfunded pension benefit obligation - non-current	(199)	(34)	(244)	(36)
	$(156)	$(36)	$(146)	$(38)

Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Prior service cost (credit)	$94	$—	$91	$—
Net actuarial loss (gain)	1,691	(5)	1,663	(10)
	$1,785	$(5)	$1,754	$(10)

The non-current asset for the qualified plan is included in the accompanying consolidated balance sheet under Overfunded Pension Plan Assets. The non-current portion of the liability is included with the pension liability under Underfunded Pension Benefit Obligation.

The largest contributor to the actuarial loss affecting the benefit obligation was the increase in the discount rate from 5.10% at December 31, 2023 to 5.68% at December 31, 2024.

The components of the $31 million and $5 million related to U.S. plans and non-U.S. plans, respectively, in the amounts recognized in other comprehensive income ("OCI") during 2024 consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$106	$—
Amortization of actuarial loss	(78)	—
Current year prior service cost	16	—
Amortization of prior service cost	(13)	—
Settlements/curtailments	—	4
Effect of foreign currency exchange rate movements	—	1
	$31	$5

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $32 million, $197 million and $474 million in 2024, 2023 and 2022, respectively. The portion of the change in funded status for the non-U.S. plans was $11 million, $2 million, and $(6) million in 2024, 2023 and 2022, respectively.

The accumulated benefit obligation at December 31, 2024 and 2023 was $8.3 billion and $9.0 billion, respectively, for our U.S. defined benefit plans and $46 million and $49 million, respectively, at December 31, 2024 and 2023 for our non-U.S. defined benefit plans.

The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2024 and 2023:

	2024		2023
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$248	$55	$264	$57
Accumulated benefit obligation	248	46	264	49
Fair value of plan assets	—	20	—	20
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

Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2024		2023		2022
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$53	$3	$48	$4	$85	$3
Interest cost	447	3	459	3	338	2
Expected return on plan assets	(593)	—	(530)	(1)	(649)	(1)
Actuarial loss (gain)	78	—	93	(1)	87	1
Amortization of prior service cost	13	—	23	—	23	—
Special termination benefits	3	—	1	—	—	—
Net periodic pension (income) expense	$1	$6	$94	$5	$(116)	$5
The components of net periodic pension expense other than the Service cost component are included in Non-operating pension (income) expense in the Consolidated Statement of Operations.

The decrease in 2024 pension expense primarily reflects higher asset returns, lower interest cost due to a lower discount rate, and lower actuarial loss.

ASSUMPTIONS

International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’ accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2024 is also the discount rate used to determine net pension expense for the 2025 year).

Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2024		2023		2022
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.68%	4.99%	5.10%	5.88%	5.40%	5.31%
Rate of compensation increase	3.00%	3.37%	3.00%	3.40%	3.00%	3.36%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	5.10%	5.88%	5.40%	5.31%	2.90%	2.59%
Expected long-term rate of return on plan assets (a)	7.00%	3.79%	6.50%	3.83%	6.00%	3.66%
Rate of compensation increase	3.00%	3.40%	3.00%	3.36%	3.00%	2.92%
(a) Represents the weighted average rate for the U.S. qualified plans in 2021 due to the spin-off remeasurement.

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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high-quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2025, the Company will use an expected long-term rate of return on plan assets of 7.00% for the Retirement Plan of International Paper, a discount rate of 5.68% and an assumed rate of compensation increase of 3.00%. The Company estimates that it will record net pension expense of approximately $36 million for its U.S. defined benefit plans in 2025, compared to expense of $1 million in 2024.

For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.

The following illustrates the effect on pension expense for 2025 of a 25 basis point decrease in the above assumptions:

In millions	2025
Expense (Income):
Discount rate	$14
Expected long-term rate of return on plan assets	20

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

International Paper’s U.S. pension allocations by type of fund at December 31, 2024 and 2023 and target allocations were as follows:

Asset Class	2024	2023	Target Allocations
Hedging assets	62%	66%	61% - 72%
Return seeking assets (a)	38%	34%	28% - 39%
Total	100%	100%
(a) Return seeking assets include Real Estate (8% for 2024 and 9% for 2023) and Private Equity (7% and 7% for 2024 and 2023, respectively).

The fair values of International Paper’s pension plan assets at December 31, 2024 and 2023 by asset class are shown below. Hedge funds disclosed in the following table are allocated to hedging assets for target allocation purposes.

Fair Value Measurement at December 31, 2024
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,537	$972	$565	$—
Fixed income	4,227	—	4,220	7
Derivatives	9	—	—	9
Cash and cash equivalents	(20)	(20)	—	—
Other investments:
Hedge funds	1,148
Private equity	599
Real estate funds	689
Total Investments	$8,189	$952	$4,785	$16

Fair Value Measurement at December 31, 2023
Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,336	$835	$501	$—
Fixed income	4,691	—	4,684	7
Derivatives	71	—	—	71
Cash and cash equivalents	49	49	—	—
Other investments:
Hedge funds	1,293
Private equity	644
Real estate funds	752
Total Investments	$8,836	$884	$5,185	$78

In accordance with accounting standards, certain investments that are measured at NAV are not classified in the fair value hierarchy.

Other Investments at December 31, 2024
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	$1,148	$93	Quarterly to semi-annually	45 - 60 days
Private equity	599	50	(a)	None
Real estate funds	689	79	Quarterly	45 - 60 days
Total	$2,436	$222
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

The following tables summarize derivative holdings as of December 31, 2024 and 2023, respectively:

Derivatives at December 31, 2024
In millions	Gross Asset	Gross Liability	Total
Collateral	$17	$(1)	$16
Credit Default Swap	3	—	3
Interest Rate Swap	7	—	7
Bond/Equity Swap	—	(17)	(17)
Total	$27	$(18)	$9

Derivatives at December 31, 2023
In millions	Gross Asset	Gross Liability	Total
Collateral	$7	$(7)	$—
Credit Default Swap	2	—	2
Interest Rate Swap	4	—	4
Bond/Equity Swap	65	—	65
Total	$78	$(7)	$71

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

The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at December 31, 2024:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2022	$7	$25	$32
Actual return on plan assets:
Relating to assets still held at the reporting date	—	57	57
Relating to assets sold during the period	—	48	48
Purchases, sales and settlements	—	(59)	(59)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2023	$7	$71	$78
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(80)	(80)
Relating to assets sold during the period	—	31	31
Purchases, sales and settlements	—	(13)	(13)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2024	$7	$9	$16

FUNDING AND CASH FLOWS

The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. No voluntary contributions were made in 2022, 2023 or 2024. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.

At December 31, 2024, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2025	$663
2026	638
2027	639
2028	638
2029	637
2030-2034	3,135

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

The Company also sponsors the International Paper Company Deferred Compensation Savings Plan, which is an unfunded nonqualified defined contribution plan. This plan permits eligible employees to continue to make deferrals and receive company matching contributions (and Retirement Savings Account contributions) when their contributions to the International Paper Salaried Savings Plan are stopped due to limitations under U.S. tax law. Participant deferrals and Company contributions are not invested in a separate trust, but are paid directly from International Paper’s general assets at the time benefits become due and payable. Company contributions to the plans totaled approximately $177 million, $160 million and $159 million for the plan years ended in 2024, 2023 and 2022, respectively.

NOTE 18 POSTRETIREMENT BENEFITS

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

In addition to the U.S. plan, certain Moroccan employees are eligible for retiree health care and life insurance benefits.

The components of postretirement benefit expense in 2024, 2023 and 2022 were as follows:

In millions	2024		2023		2022
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Interest cost	$6	$—	$7	$—	$5	$—
Actuarial loss	1	—	—	—	3	—
Net postretirement expense	$7	$—	$7	$—	$8	$—

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

The discount rates used to determine net U.S. and non-U.S. postretirement benefit cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024		2023		2022
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	5.20%	6.10%	5.50%	5.70%	2.90%	5.20%
The weighted average assumptions used to determine the benefit obligation at December 31, 2024 and 2023 were as follows:

	2024		2023
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Discount rate	5.67%	5.70%	5.20%	6.10%
Health care cost trend rate assumed for next year	6.75%	4.00%	7.00%	4.00%
Rate that the cost trend rate gradually declines to	5.00%	4.00%	5.00%	4.00%
Year that the rate reaches the rate it is assumed to remain	2032	2024	2032	2023

The plans are only funded in an amount equal to benefits paid. The following table presents the changes in benefit obligation and plan assets for 2024 and 2023:

In millions	2024		2023
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$118	$4	$125	$4
Interest cost	6	—	7	—
Participants’ contributions	1	1	2	—
Actuarial (gain) loss	15	(1)	8	—
Benefits paid	(22)	—	(24)	—
Benefit obligation, December 31	$118	$4	$118	$4
Change in plan assets:
Fair value of plan assets, January 1	$—	$—	$—	$—
Company contributions	21	—	22	—
Participants’ contributions	1	—	2	—
Benefits paid	(22)	—	(24)	—
Fair value of plan assets, December 31	$—	$—	$—	$—
Funded status, December 31	$(118)	$(4)	$(118)	$(4)
Amounts recognized in the consolidated balance sheet under ASC 715:
Current liability	$(14)	$—	$(13)	$—
Non-current liability	(104)	(4)	(105)	(4)
	$(118)	$(4)	$(118)	$(4)
Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Net actuarial loss (gain)	$16	$(2)	$2	$(1)
	$16	$(2)	$2	$(1)

The non-current portion of the liability is included with the postemployment liability in the accompanying consolidated balance sheet under Postretirement and postemployment benefit obligation.

The components of the $14 million and ($1) million change in the amounts recognized in OCI during 2024 for U.S. and non-U.S. plans, respectively, consisted of:

In millions	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$15	$(1)
Amortization of actuarial (loss) gain	(1)	—
	$14	$(1)

The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S. plans was $(7) million, $(2) million and $44 million in 2024, 2023 and 2022, respectively. The portion of the change in funded status for the non-U.S. plans was $(1) million, $0 million, and $0 million in 2024, 2023 and 2022, respectively.

At December 31, 2024, estimated total future postretirement benefit payments, net of participant contributions and estimated future Medicare Part D subsidy receipts, were as follows:

In millions	Benefit Payments	Subsidy Receipts	Benefit Payments
	U.S. Plans	U.S. Plans	Non- U.S. Plans
2025	$14	$1	$—
2026	14	1	—
2027	13	1	—
2028	12	1	—
2029	11	1	—
2030– 2034	47	2	1
NOTE 19 INCENTIVE PLANS

On February 13, 2024, the Company's Board of Directors, upon recommendation of the Management Development and Compensation Committee (the "MDCC"), authorized adoption of a 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP") to replace the 2009 Amended and Restated Incentive Compensation Plan (the "2009 Plan"), subject to shareholder approval at the Company's annual meeting of shareholders held on May 13, 2024. The 2024 LTICP became effective following approval by shareholders at the May 13, 2024 annual meeting and replaced the 2009 Plan. The 2024 LTICP authorized up to 9,250,000 shares of our Class A common stock, par value $1.00 per share, available for future grants in the form of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. The LTICP is administered by the Committee.

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

The maximum aggregate number of shares of the Company’s common stock that may be issued pursuant to awards under the LTICP shall not exceed 9,250,000 shares. Shares for which payment is in cash, including the shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the LTICP.

Performance Stock Units

PSU awards are earned over a three-year period based on the achievement of pre-established performance goals of Return on Invested Capital ("ROIC") measured against our internal benchmark and our relative performance in Total Shareholder Return ("TSR") compared to the TSR peer group. The 2022-2024, 2023-2025 and 2024-2026 Awards are weighted 50% ROIC and 50% TSR for all participants. The ROIC component of the PSU awards is valued at the 20-trading day average closing price immediately prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSU awards is valued using the same methodology as the RSUs but then adjusted using a factor derived from a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the Company’s historical volatility over the expected term. PSUs are payable in cash or shares at the Company's discretion.

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

The following table sets forth the assumptions used to determine compensation cost for the market condition component of the LTIP plan:

Twelve Months Ended December 31, 2024
Expected volatility	27.09% - 37.11%
Risk-free interest rate	0.97% - 4.79%
The following summarizes LTIP activity for the three years ended December 31, 2024:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	5,926,142	$35.43
Granted	1,899,211	50.32
Shares issued	(1,130,236)	40.23
Forfeited	(1,382,637)	42.03
Outstanding at December 31, 2022	5,312,480	38.01
Granted - LTIP PSU	1,619,481	37.78
Granted - LTIP RSU	1,411,042	34.63
Shares issued - LTIP PSU	(972,563)	40.44
Shares issued - LTIP RSU	(15,161)	34.63
Forfeited	(1,234,328)	45.38
Outstanding at December 31, 2023	6,120,951	35.31
Granted - LTIP PSU	2,039,725	35.28
Granted - LTIP RSU	1,414,316	36.15
Shares issued - LTIP PSU	(851,962)	53.32
Shares issued - LTIP RSU	(446,582)	34.63
Shares issued - LTIP RSU	(8,060)	36.15
Forfeited	(1,350,063)	45.58
Outstanding at December 31, 2024	6,918,325	$31.29

RECOGNITION AWARD PROGRAM

The Recognition Award Program ("RA Program") is service-based and designed for recruitment, retention and special recognition purposes. It provides for awards of RSUs to key employees.

The following summarizes the activity of the RA Program for the three years ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	103,769	$49.03
Granted	132,200	43.38
Shares issued	(104,177)	44.53
Forfeited	(5,400)	47.78
Outstanding at December 31, 2022	126,392	46.88
Granted	123,454	35.51
Shares issued	(81,629)	45.40
Forfeited	(11,643)	39.77
Outstanding at December 31, 2023	156,574	39.22
Granted	115,200	43.26
Shares issued	(85,236)	37.53
Forfeited	(6,700)	38.30
Outstanding at December 31, 2024	179,838	$42.64

At December 31, 2024, 2023 and 2022 a total of 9.1 million, 5.5 million and 7.3 million shares, respectively, were available for grant under the LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

In millions	2024	2023	2022
Total stock-based compensation expense (included in selling and administrative expense)	$82	$58	$124
Income tax benefits related to stock-based compensation	14	12	13

At December 31, 2024, $72 million of compensation cost, net of estimated forfeitures, related to unvested restricted stock unit awards, performance stock unit awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.
NOTE 20 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

International Paper operates in two segments: Industrial Packaging and Global Cellulose Fibers.

Industrial Packaging is primarily focused on producing fiber-based packaging. We produce linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft of which approximately 75% of our production is converted into corrugated packaging and other packaging. The revenue for our Industrial Packaging segment is derived from selling these products to our customers.

Global Cellulose Fibers primarily focus on producing cellulose fibers which is a renewable raw material used in a variety of products people depend on every day such as diapers, towel and tissue products, feminine care, incontinence and other personal care products. In addition, our innovative specialty pulps serve as a sustainable raw material used in textiles, construction materials, paints, coatings and more. The revenue for our Global Cellulose Fibers segment is derived from selling these products to our customers.

The accounting policies of the Industrial Packaging and Global Cellulose Fibers segments are the same as those described in the summary of significant accounting policies.

The chief operating decision maker ("CODM") assesses performance for these segments and decides how to allocate resources based on business segment operating profit. Business segment operating profits (losses) are also used by International Paper's CODM to measure the earnings performance of its businesses and to focus on on-going operations. During 2024, business segment operating profits (losses) used by the CODM were adjusted to include accelerated depreciation as part of the measure of business performance. As such, results for the year ended December 31, 2023 have been recast to reflect $422 million for accelerated depreciation related to mill strategic actions in business segment operating profit (losses).

International Paper's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different resources and strategies.
International Paper’s CODM is the chief executive officer.

External sales by major product is determined by aggregating sales from each segment based on similar products or services. External sales are defined as those that are made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the years ended December 31, 2024, 2023 and 2022. The table also reconciles these amounts to Earnings (loss) from continuing operations before income taxes and equity earnings.

2024:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Net Sales	$15,534	$2,793	$18,327
Corporate and Intrasegment Sales			292
Total Net Sales			18,619

Less:
Cost of products sold	10,985	1,983
Selling and administrative expenses	1,451	262
Depreciation and amortization	850	450
Distribution expenses	1,179	295
Other segment items (a)	118	29
Business Segment Operating Profit (Losses)	951	(226)	725

Interest Expense, net			208
Adjustment for less than wholly owned subsidiaries (b)			(5)
Corporate expenses, net			44
Corporate net special items			251
Business net special items			122
Non-operating pension (income) expense			(42)
Earnings (losses) from continuing operations before income taxes and equity earnings (losses)			$147

2023:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Net Sales	$15,596	$2,890	$18,486
Corporate and Intrasegment Sales			430
Total Net Sales			18,916

Less:
Cost of products sold	11,093	2,121
Selling and administrative expenses	1,078	211
Depreciation and amortization	1,144	286
Distribution expenses	1,240	335
Other segment items (a)	122	29
Business Segment Operating Profit (Losses)	919	(92)	827

Interest Expense, net			231
Adjustment for less than wholly owned subsidiaries (b)			(2)
Corporate expenses, net			27
Corporate net special items			28
Business net special items			107
Non-operating pension (income) expense			54
Earnings (losses) from continuing operations before income taxes and equity earnings (losses)			$382

2022:

In millions	Industrial Packaging	Global Cellulose Fibers	Total
Net Sales	$17,451	$3,227	$20,678
Corporate and Intrasegment Sales			483
Total Net Sales			21,161

Less:
Cost of products sold	12,509	2,183
Selling and administrative expenses	983	189
Depreciation and amortization	783	255
Distribution expenses	1,315	468
Other segment items (a)	119	26
Business Segment Operating Profit (Losses)	1,742	106	1,848

Interest Expense, net			325
Adjustment for less than wholly owned subsidiaries (b)			(5)
Corporate expenses, net			34
Corporate net special items			99
Business net special items			76
Non-operating pension (income) expense			(192)
Earnings (losses) from continuing operations before income taxes and equity earnings (losses)			$1,511
Assets

In millions	2024	2023
Industrial Packaging	$15,805	$16,060
Global Cellulose Fibers	2,857	3,369
Corporate and other	4,138	3,832
Assets	$22,800	$23,261
Capital Spending

In millions	2024	2023	2022
Industrial Packaging	$763	$928	$762
Global Cellulose Fibers	133	177	143
Subtotal	896	1,105	905
Corporate and other	25	36	26
Capital Spending	$921	$1,141	$931

External Sales By Major Product

In millions	2024	2023	2022
Industrial Packaging	$15,533	$15,596	$17,441
Global Cellulose Fibers	2,784	2,883	3,219
Other	302	437	501
Net Sales	$18,619	$18,916	$21,161
INFORMATION BY GEOGRAPHIC AREA

Net Sales (c)

In millions	2024	2023	2022
United States (d)	$16,300	$16,340	$18,482
EMEA	1,432	1,494	1,693
Pacific Rim and Asia	157	261	123
Americas, other than U.S.	730	821	863
Net Sales	$18,619	$18,916	$21,161
Long-Lived Assets (e)

In millions	2024	2023
United States	$8,617	$9,021
EMEA	706	757
Americas, other than U.S.	352	390
Long-Lived Assets	$9,675	$10,168
(a)Other segment items includes Taxes other than payroll.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)Net sales are attributed to countries based on the location of the seller.
(d)Export sales to unaffiliated customers were $2.9 billion in 2024, $2.7 billion in 2023 and $3.2 billion in 2022.
(e)Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.

NOTE 21 SUBSEQUENT EVENT
On February 13, 2025, the Company announced the permanent closure of its Red River containerboard mill in Campti, Louisiana with operations expected to cease by March 31, 2025. The Company expects to recognize costs associated with the closure in the first quarter of 2025, including accelerated depreciation, pre-tax cash severance and other shutdown charges.
For discussion of the DS Smith acquisition that was completed subsequent to December 31, 2024, refer to Note 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
See Item 8. Financial Statements and Supplementary Data on pages 52 and 53 of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement for the Annual Meeting of Shareowners (the "Proxy Statement") to be held in May 2025 that will be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of our fiscal year. The Audit and Finance Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance Committee is hereby incorporated by reference to the Proxy Statement. Information with respect to our executive officers is set forth on pages 10 and 11 in Part I, Item 1 of this Form 10-K under the caption, “Information About Our Executive Officers.”
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
We have adopted an Insider Trading Policy applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, the UK Market Abuse Regulation, and the NYSE listing standards.

Our Insider Trading Policy prohibits our employees and related persons and entities from trading in securities of International Paper and other companies while in possession of material, non-public information. Our Insider Trading Policy also prohibits our employees from disclosing material, non-public information regarding International Paper, or any other publicly traded company, to others who may trade on the basis of that information. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.
We make our Corporate Governance Guidelines, our Code, our Insider Trading Policy and the Charters of our Audit and Finance Committee, MDCC, Governance Committee and PPE Committee available free of charge on our website (www.internationalpaper.com), and in print to any shareholder who requests them. Our Corporate Governance Statement as required under the FCA's Disclosure Guidance and Transparency Rule ("DTR") 7.2.2 is available on the Governance page of the

Investors tab of our website at internationalpaper.com under Governance Documents. In addition, requests for printed copies may be directed to the corporate secretary at our corporate headquarters.

Please direct your request to:

International Paper Company
Attn: Mr. Joseph R. Saab, Corporate Secretary
6400 Poplar Avenue
Memphis, TN 38197

Information with respect to compliance with Section 16(a) of the Exchange Act and our corporate governance is hereby incorporated by reference to our Proxy Statement.

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
2024, 2023 and 2022

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

(2.3)	Rule 2.7 Announcement dated April 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

(2.4)	Co-operation Agreement between International Paper Company and DS Smith, Plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

(3.1)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of the Company, as amended through May 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 9, 2023).

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

(4.10)	In accordance with Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the SEC upon request.

(4.11)	Description of Securities*.

(10.1)
Amended and Restated 2009 Incentive Compensation Plan ("ICP") (corrected version of a previously filed exhibit) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019). +

(10.1.1)	2024 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2024). +

(10.2)
Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of May 10, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010). +

(10.3)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled) providing for accelerated vesting. +

(10.4)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled). +

(10.5)	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (cash settled). +

(10.6)	Form of Performance Share Plan award certificate (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.6.1)	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (cash settled). +

(10.6.1(a))	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (cash settled, 100% total shareholder return performance metrics). * +

(10.6.2)	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (stock settled). * +

(10.6.2(a))	Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award Agreement (stock settled, 100% total shareholder return performance metrics). * +

(10.6.3)	Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement (cash settled). +

(10.6.4)	Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement (stock settled). +

(10.6.5)
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between International Paper Company and W. Thomas Hamic, providing for accelerated vesting, accepted June 26, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024).+

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

(10.13.1)	Amendment Number Seven to the International Paper Company Pension Restoration Plan for Salaried Employees effective September 1, 2021. +

(10.13.2)	Amendment Number Eight to the International Paper Company Pension Restoration Plan for Salaried Employees effective January 1, 2023. +

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

(10.26)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered" senior vice presidents elected prior to 2012 (all but one named executive officer) - approved September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.27)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all "grandfathered" vice presidents (one named executive officer) elected prior to February 2008 - approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.27.1)
Form of Change-in-Control Agreement – Tier II, for all current and future senior vice presidents and all “grandfathered” vice presidents elected prior to February 2008 – approved October 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024) +.

(10.28)	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.31)
Time Sharing Agreement, dated October 17, 2014 (and effective November 1, 2014), by and between Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.32)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017). +

(10.33)
Commitment    Agreement,    dated September 25, 2018, between International Paper Company and The Prudential Insurance Company of America, relating to the Retirement Plan of International Paper Company (corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018). +

(10.34)
Amendment No. 20 to the Second Amended and Restated Credit and Security Agreement, dated June 8, 2023, by and among International Paper Company, as servicer, Red Bird Receivables, LLC, as borrower, the lenders and co-agents from time to time party thereto, and Mizuho Bank, Ltd., as Administrative Agent.

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

(10.40)
Employment Offer Letter dated March 14, 2024, between International Paper Company and Andrew K. Silvernail (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 19, 2024). +

(10.40.1)
Addendum to Terms and Conditions of Offer of Employment Agreement dated October 30, 2024, by and between Andrew K. Silvernail and International Paper Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024). +

(10.41)
Notice of Award under the 2024 Long-Term Incentive Plan Performance Stock Unit Inducement Award (stock settled) between International Paper Company and Andrew K. Silvernail, accepted May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.42)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Units (stock settled) between International Paper Company and Andrew K. Silvernail providing for retirement eligibility at 60 years of age regardless of service (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.43)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Units (stock settled) between International Paper Company and Andrew K. Silvernail providing for retirement eligibility at 60 years of age regardless of service and 100% total shareholder return performance metrics. * +

(10.44)
Time Sharing Agreement dated May 14, 2024 (and effective May 1, 2024) by and between Andrew K Silvernail and International Paper Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.45)
Change-in-Control Agreement dated May 6, 2024, by and between Andrew K. Silvernail and International Paper Company providing for retirement eligibility at 60 years of age regardless of service and cash severance payment equal to 2.99 times the sum of base salary plus target bonus (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.46)	International Paper Company Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2025). +

(19)	International Paper Company Insider Trading Policy amended and restated as of January 31, 2025.*

(21)	Subsidiaries and Joint Ventures.*

(23.1)	Consent of Independent Registered Public Accounting Firm. *

(23.2)	Consent of Independent Registered Public Accounting Firm. *

(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014). *

(31.1)	Certification by Andrew K. Silvernail, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Timothy S. Nicholls, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(97)	International Paper Company Clawback Policy.

(99)	Report of Independent Auditors for Ilim S.A and subsidiaries as of and for the years ended December 31, 2022 and 2021. *

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

(104)	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101. *

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
INTERNATIONAL PAPER COMPANY

By:	/S/ JOSEPH R. SAAB	February 21, 2025
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
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ANDREW K. SILVERNAIL	Chairman of the Board & Chief Executive Officer and Director	February 21, 2025
Andrew K. Silvernail

/S/ JAMIE A. BEGGS	Director	February 21, 2025
Jamie A. Beggs

/S/ CHRISTOPHER M. CONNOR	Director	February 21, 2025
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 21, 2025
Ahmet C. Dorduncu

/S/ ANDERS GUSTAFSSON	Director	February 21, 2025
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 21, 2025
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 21, 2025
Clinton A. Lewis, Jr.

/S/ DAVID A. ROBBIE	Director	February 21, 2025
David A. Robbie

/s/ KATHRYN D. SULLIVAN	Director	February 21, 2025
Kathryn D. Sullivan

/s/ SCOTT A. TOZIER	Director	February 21, 2025
Scott A. Tozier

/s/ ANTON V. VINCENT	Director	February 21, 2025
Anton V. Vincent

/S/ TIMOTHY S. NICHOLLS	Senior Vice President and Chief Financial Officer	February 21, 2025
Timothy S. Nicholls

/S/ HOLLY G. GOUGHNOUR	Vice President – Finance and Corporate Controller	February 21, 2025
Holly G. Goughnour

APPENDIX I
2024 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

INDUSTRIAL PACKAGING	Modesto, California	Fridley, Minnesota
	Ontario, California	Minneapolis, Minnesota leased
Containerboard	Salinas, California	Shakopee, Minnesota
U.S.:	Sanger, California	White Bear Lake, Minnesota
Pine Hill, Alabama	Santa Fe Springs, California (2 locations)	Houston, Mississippi
Prattville, Alabama	Tracy, California	Jackson, Mississippi
Selma, Alabama (Riverdale Mill)	Golden, Colorado	Magnolia, Mississippi leased
Cantonment, Florida (Pensacola Mill)	Wheat Ridge, Colorado	Olive Branch, Mississippi
Rome, Georgia	Putnam, Connecticut	Fenton, Missouri
Savannah, Georgia	Orlando, Florida	Kansas City, Missouri (2 locations) (2)
Cayuga, Indiana	Plant City, Florida	Maryland Heights, Missouri
Cedar Rapids, Iowa	Tampa, Florida leased	North Kansas City, Missouri leased
Henderson, Kentucky	Columbus, Georgia	St. Joseph, Missouri
Maysville, Kentucky	Forest Park, Georgia	St. Louis, Missouri
Bogalusa, Louisiana	Griffin, Georgia	Omaha, Nebraska
Campti, Louisiana	Lithonia, Georgia	McCarran, Nevada
Mansfield, Louisiana	Savannah, Georgia	Barrington, New Jersey
Vicksburg, Mississippi	Tucker, Georgia	Bellmawr, New Jersey
Valliant, Oklahoma	Aurora, Illinois (3 locations) 1 leased	Milltown, New Jersey leased
Springfield, Oregon	Bedford Park, Illinois	Spotswood, New Jersey
	Belleville, Illinois	Thorofare, New Jersey
	Carol Stream, Illinois	Binghamton, New York
International:	Des Plaines, Illinois	Buffalo, New York
Veracruz, Mexico	Lincoln, Illinois	Rochester, New York
Kenitra, Morocco	Montgomery, Illinois	Scotia, New York
Madrid, Spain	Northlake, Illinois	Utica, New York
	Rockford, Illinois (1)	Charlotte, North Carolina (2 locations) 1 leased
Corrugated Packaging	Butler, Indiana	Lumberton, North Carolina
U.S.:	Crawfordsville, Indiana	Manson, North Carolina
Bay Minette, Alabama	Fort Wayne, Indiana	Newton, North Carolina
Decatur, Alabama	Indianapolis, Indiana (3 locations)	Statesville, North Carolina (1)
Dothan, Alabama leased	Saint Anthony, Indiana	Byesville, Ohio
Huntsville, Alabama	Tipton, Indiana	Delaware, Ohio
Conway, Arkansas	Cedar Rapids, Iowa	Eaton, Ohio
Fort Smith, Arkansas (2 locations)	Waterloo, Iowa	Madison, Ohio
Russellville, Arkansas (2 locations)	Garden City, Kansas	Marion, Ohio
Tolleson, Arizona	Bowling Green, Kentucky	Marysville, Ohio leased
Yuma, Arizona	Lexington, Kentucky	Middletown, Ohio
Anaheim, California	Louisville, Kentucky	Mt. Vernon, Ohio
Buena Park, California leased	Walton, Kentucky	Newark, Ohio
Camarillo, California	Bogalusa, Louisiana	Streetsboro, Ohio
Carson, California	Lafayette, Louisiana	Wooster, Ohio
Cerritos, California leased	Shreveport, Louisiana	Oklahoma City, Oklahoma
Compton, California	Springhill, Louisiana	Beaverton, Oregon
Elk Grove, California	Auburn, Maine	Hillsboro, Oregon
Exeter, California	Three Rivers, Michigan	Portland, Oregon
Gilroy, California (2 locations)	Arden Hills, Minnesota	Salem, Oregon leased
Los Angeles, California	Austin, Minnesota	Atglen, Pennsylvania

A-1

Biglerville, Pennsylvania (2 locations)	Puebla, Mexico leased	Bags
Eighty-four, Pennsylvania	Reynosa, Mexico	U.S.:
Hazleton, Pennsylvania	San Jose Iturbide, Mexico	Buena Park, California
Kennett Square, Pennsylvania	Santa Catarina, Mexico	Beaverton, Oregon
Lancaster, Pennsylvania	Silao, Mexico	Grand Prairie, Texas
Mount Carmel, Pennsylvania	Toluca, Mexico
Georgetown, South Carolina	Zapopan, Mexico	GLOBAL CELLULOSE FIBERS
Laurens, South Carolina	Agadir, Morocco
Lexington, South Carolina	Casablanca, Morocco	Pulp
Ashland City, Tennessee leased	Tangier, Morocco	U.S.:
Cleveland, Tennessee (1)	Ovar, Portugal	Flint River, Georgia
Elizabethton, Tennessee leased	Barcelona, Spain	Port Wentworth, Georgia
Morristown, Tennessee	Bilbao, Spain	Columbus, Mississippi (2 locations)
Murfreesboro, Tennessee	Gandia, Spain	New Bern, North Carolina
Amarillo, Texas	Grinon, Spain	Riegelwood, North Carolina
Carrollton, Texas (2 locations)	Las Palmas, Spain	Georgetown, South Carolina (1)
Edinburg, Texas	Madrid, Spain	Franklin, Virginia
El Paso, Texas	Montblanc, Spain
Ft. Worth, Texas leased	Tavernes de la Valldigna, Spain
Grand Prairie, Texas	Tenerife, Spain	International:
Hidalgo, Texas	Valls, Spain	Grande Prairie, Alberta, Canada
McAllen, Texas		Gdansk, Poland
San Antonio, Texas (2 locations) (3)	Recycling
Sealy, Texas	U.S.:	DISTRIBUTION
Waxahachie, Texas	Phoenix, Arizona
Lynchburg, Virginia	Fremont, California	International:
Petersburg, Virginia	Norwalk, California	Guangzhou, China leased
Richmond, Virginia	West Sacramento, California	Hong Kong, China leased
Moses Lake, Washington	Itasca, Illinois	Shanghai, China leased
Olympia, Washington	Des Moines, Iowa	Japan leased
Yakima, Washington	Wichita, Kansas	Korea leased
Fond du Lac, Wisconsin	Roseville, Minnesota	Singapore leased
Manitowoc, Wisconsin	Omaha, Nebraska
Charlotte, North Carolina
International:	Beaverton, Oregon
Rancagua, Chile	Springfield, Oregon leased	1) Closed December 2024
Cabourg, France	Carrollton, Texas	2) Closed one location December 2024
Chalon, France	Salt Lake City, Utah	3) Closed one location November 2024
Espaly, France	Richmond, Virginia	4) Closed March 2024
Mortagne, France	Kent, Washington
Saint Amand, France
Bellusco, Italy	International:
Catania, Italy	Monterrey, Mexico leased
Pomezia, Italy	Xalapa, Veracruz, Mexico leased
San Felice, Italy
Apodaco, Mexico leased
Ixtaczoquitlan, Mexico (4)
Juarez, Mexico leased (2 locations)
Los Mochis, Mexico

A-2

APPENDIX II
2024 CAPACITY INFORMATION

(in thousands of short tons except as noted)	U.S.	EMEA	Americas, other than U.S.	Total
Industrial Packaging
Containerboard (a)	12,984	560	27	13,571
Global Cellulose Fibers
Dried Pulp (in thousands of metric tons)	2,341	—	384	2,725
(a) In addition to Containerboard, this also includes saturated kraft, kraft bag and gypsum. 2024 U.S capacity includes Campti, Louisiana mill, which will be permanently closed in 2025.
A-3