Form 10-Q
period 2025-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2025-05-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 2, 2025 was 527,901,518.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net Sales	$5,901	$4,619
Costs and Expenses
Cost of products sold	4,259	3,424
Selling and administrative expenses	530	358
Depreciation and amortization	571	278
Distribution expenses	483	391
Taxes other than payroll and income taxes	93	41
Restructuring charges, net	83	3
Net (gains) losses on sales of fixed assets	(67)	5
Interest expense, net	81	46
Non-operating pension expense (income)	3	(12)
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	(135)	85
Income tax provision (benefit)	(31)	27
Equity earnings (loss), net of taxes	(1)	(2)
Net Earnings (Loss)	$(105)	$56
Basic Earnings (Loss) Per Share
Net earnings (loss)	$(0.24)	$0.16
Diluted Earnings (Loss) Per Share
Net earnings (loss)	$(0.24)	$0.16
Average Shares of Common Stock Outstanding – assuming dilution	437.6	348.5
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net Earnings (Loss)	$(105)	$56
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	16	17
Pension and postretirement adjustments:
U.S. plans	8	—
Change in cumulative foreign currency translation adjustment	410	(10)
Net gains/losses on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	(52)	—
Reclassification adjustment for (gains) losses included in net earnings (loss)	(1)	—
Total Other Comprehensive Income (Loss), Net of Tax	381	7
Comprehensive Income (Loss)	276	63
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,156	$1,170
Accounts and notes receivable, net	4,565	2,966
Contract assets	443	396
Inventories	2,590	1,784
Assets held for sale	174	—
Other current assets	360	108
Total Current Assets	9,288	6,424
Plants, Properties and Equipment, net	16,026	9,658
Goodwill	7,242	3,038
Intangibles, net	4,585	145
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,335	2,331
Right of Use Assets	695	433
Overfunded Pension Plan Assets	199	92
Deferred Charges and Other Assets	798	679
Total Assets	$41,168	$22,800
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$444	$193
Accounts payable	4,224	2,316
Accrued payroll and benefits	596	749
Other current liabilities	1,724	1,000
Total Current Liabilities	6,988	4,258
Long-Term Debt	9,175	5,368
Deferred Income Taxes	2,532	1,072
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,122	2,120
Long-Term Lease Obligations	477	292
Underfunded Pension Benefit Obligation	310	233
Postretirement and Postemployment Benefit Obligation	130	133
Other Liabilities	1,342	1,151
Equity
Common stock, $1 par value, 2025 – 627.0 shares and 2024 – 448.9 shares	627	449
Paid-in capital	14,350	4,732
Retained earnings	9,038	9,393
Accumulated other comprehensive loss	(1,341)	(1,722)
	22,674	12,852
Less: Common stock held in treasury, at cost, 2025 – 99.2 shares and 2024 – 101.5 shares	4,582	4,679
Total Equity	18,092	8,173
Total Liabilities and Equity	$41,168	$22,800
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net earnings (loss)	$(105)	$56
Depreciation and amortization	571	278
Deferred income tax provision (benefit), net	(74)	(11)
Restructuring charges, net	83	3
Net (gains) losses on sales of fixed assets	(67)	5
Periodic pension (income) expense, net	13	(2)
Other, net	(87)	34
Changes in operating assets and liabilities
Accounts and notes receivable	(178)	7
Contract assets	(47)	2
Inventories	22	76
Accounts payable and other liabilities	(370)	(44)
Interest payable	23	17
Other	(72)	(26)
Cash Provided By (Used For) Operations	(288)	395
Investment Activities
Capital expenditures	(330)	(251)
Acquisitions, net of cash acquired	415	—
Proceeds from sale of fixed assets	83	1
Proceeds from insurance recoveries	28	—
Other	41	3
Cash Provided By (Used For) Investment Activities	237	(247)
Financing Activities
Issuance of debt	239	—
Reduction of debt	(6)	(3)
Change in book overdrafts	94	(5)
Repurchases of common stock and payments of restricted stock tax withholding	(62)	(22)
Dividends paid	(244)	(161)
Cash Provided By (Used For) Financing Activities	21	(191)
Cash Included in Assets Held for Sale	(2)	—
Effect of Exchange Rate Changes on Cash and Temporary Investments	18	—
Change in Cash and Temporary Investments	(14)	(43)
Cash and Temporary Investments
Beginning of period	1,170	1,113
End of period	$1,156	$1,070

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s," "IP's" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. You should read these unaudited condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which have previously been filed with the U.S. Securities and Exchange Commission ("SEC").

As a result of the completed acquisition of DS Smith Plc, subsequently re-registered as DS Smith Limited ("DS Smith") on January 31, 2025, the Chief Operating Decision Maker ("CODM") now reviews and manages the financial results and operations of the following segments on the basis of the new organizational structure, Packaging Solutions North America, Packaging Solutions Europe, Middle East and Africa ("EMEA") and Global Cellulose Fibers. The Packaging Solutions EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the newly acquired EMEA DS Smith business. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new Packaging Solutions EMEA segment for all prior periods. The newly acquired North America DS Smith business has been included in the Packaging Solutions North America segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the Packaging Solutions North America segment for all prior periods.

Additionally, certain amounts from prior year in the condensed consolidated balance sheet have been reclassified to conform with the current year financial statement presentation.

These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates.

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This guidance requires companies to enhance income tax disclosures, particularly around rate reconciliations and income taxes paid information. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption of these amendments is permitted and amendments should be applied prospectively. The Company adopted this guidance as of January 1, 2025 and will update disclosures within the Company's 2025 annual filing.

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

Disaggregated Revenue

	Three Months Ended March 31, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,498	$—	$619	$6	$4,123
Europe, Middle East and Africa	—	1,550	23	—	1,573
Pacific Rim and Asia	11	—	1	—	12
Americas, other than U.S.	193	—	—	—	193
Total	$3,702	$1,550	$643	$6	$5,901
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,265	$—	$650	$81	$3,996
Europe, Middle East and Africa	—	348	20	—	368
Pacific Rim and Asia	14	—	34	—	48
Americas, other than U.S.	207	—	—	—	207
Total	$3,486	$348	$704	$81	$4,619
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $33 million and $30 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $82 million and $84 million at March 31, 2025 and December 31, 2024, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2025 and 2024 is provided below:

	Three Months Ended March 31, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(113)	—	—	(159)	46
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	62	(62)
Common stock dividends ($0.4625 per share)	—	—	(250)	—	—	(250)
Comprehensive income (loss)	—	—	(105)	381	—	276
Ending Balance, March 31	$627	$14,350	$9,038	$(1,341)	$4,582	$18,092

	Three Months Ended March 31, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(67)	—	—	(89)	22
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($0.4625 per share)	—	—	(161)	—	—	(161)
Comprehensive income (loss)	—	—	56	7	—	63
Ending Balance, March 31	$449	$4,663	$9,386	$(1,558)	$4,683	$8,257

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
In millions	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,312)	$(1,276)
Amounts reclassified from accumulated other comprehensive income	24	17
Balance at end of period	(1,288)	(1,259)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(402)	(281)
Other comprehensive income (loss) before reclassifications	410	(10)
Balance at end of period	8	(291)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)
Other comprehensive income (loss) before reclassifications	(52)	—
Amounts reclassified from accumulated other comprehensive income	(1)	—
Balance at end of period	(61)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(1,341)	$(1,558)

The following table presents details of the reclassifications out of AOCI for the three months ended March 31, 2025 and 2024:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income			Location of Amount Reclassified from AOCI
	Three Months Ended March 31,
	2025	2024
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(3)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(18)	(19)	(a)	Non-operating pension expense (income)
Settlement charge	(8)	—	(a)	Non-operating pension expense (income)
Total pre-tax amount	(30)	(22)
Tax (expense) benefit	6	5
Net of tax	(24)	(17)

Net gains and losses on cash flow hedging derivatives:
Commodity contracts	1	—	(b)	Cost of products sold
Total pre-tax amount	1	—
Tax (expense)/benefit	—	—
Net of tax	1	—
Total reclassifications for the period	$(23)	$(17)
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

	Three Months Ended March 31,
In millions, except per share amounts	2025	2024
Net earnings (loss)	$(105)	$56
Weighted average common shares outstanding	437.6	346.7
Effect of dilutive securities (a)
Restricted performance share plan	—	1.8
Weighted average common shares outstanding – assuming dilution	437.6	348.5
Basic earnings (loss) per share	$(0.24)	$0.16
Diluted earnings (loss) per share	$(0.24)	$0.16
(a) 6.1 million of securities were anti-dilutive for the three months ended March 31, 2025 and were not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2025, the Company recorded restructuring charges of $78 million for costs associated with the permanent closure of our Red River containerboard mill in Campti, Louisiana. Included in the $78 million of restructuring charges was $17 million of severance charges recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet, $22 million of inventory charges recorded in Inventories in the accompanying condensed consolidated balance sheet and $39 million of other costs recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet. The majority of the severance charges will be paid in 2025.

Additionally, during the three months ended March 31, 2025, the Company recorded restructuring charges of $5 million in Accrued payroll and benefits in the accompanying condensed balance sheet for other costs related to our 80/20 strategic approach.

NOTE 8 - ACQUISITIONS

On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. Acquisition-related costs were $87 million and $5 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. On February 4, 2025, the Company began trading the New Company Common Stock and continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of January 31, 2025:

In millions
Cash and temporary investments	$448
Accounts and notes receivable, net	1,386
Inventories	852
Other current assets	147
Plants, properties and equipment	6,429
Intangibles	4,327
Goodwill	4,048
Overfunded pension plan assets	79
Right of use assets	257
Deferred charges and other assets	56
Total assets acquired	18,029
Notes payable and current maturities of long-term debt	60
Accounts payable	1,654
Accrued payroll and benefits	240
Other current liabilities	608
Long-term debt	3,634
Deferred income taxes	1,520
Underfunded pension benefit obligation	78
Long-term lease obligations	177
Other liabilities	149
Total liabilities assumed	8,120
Net assets acquired	$9,909

The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, review of contracts and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment, acquired intangible assets, leases, taxes, contract assets and derivatives. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date. Goodwill is not deductible for local income tax purposes and is primarily related to the value of new customers through expansion opportunities not reflected in the fair value of the existing customers relationships and the value of the intellectual property beyond selected life for trade names.

Since the date of acquisition, Net sales of $1.3 billion and Net earnings (loss) of $(107) million have been included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2025.

The identifiable intangible assets acquired in connection with the acquisition of DS Smith included the following:

In millions	Estimated Fair Value	Average Useful Life
Customer relationships and lists	$3,843	18 years
Tradenames, patents and trademarks, and developed technology	379	15 years
Software (a)	90	3 - 5 years
Other	15	Indefinite lived
Total	$4,327
(a) Of this balance, $57 million has been placed in service and $33 million is in development.

Below are the consolidated results on an unaudited pro forma basis assuming the acquisition of DS Smith had closed on January 1, 2024:

	Three Months Ended March 31,
In millions	2025 (Unaudited)	2024 (Unaudited)
Net Sales	$6,636	$6,726
Net Earnings (Loss)	(107)	11

The unaudited pro forma information for the three months ended March 31, 2025 includes adjustments for additional amortization expense on identifiable intangible assets of $9 million and adjustments for additional depreciation expense on identifiable fixed assets of $6 million and eliminates the write-off of the estimated fair value of inventory of $70 million and the non-recurring integration costs associated with the acquisition of $65 million.

The unaudited pro forma information for the three months ended March 31, 2024 includes adjustments for additional amortization expense on identifiable intangible assets of $27 million, additional depreciation expense on identifiable fixed assets of $19 million, incremental expense of $70 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $65 million.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operation as if the transaction described above would have occurred as of January 1, 2024, nor is it necessarily an indicator of future results.

In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain). The Company agreed to divest these locations and all assets and liabilities at March 31, 2025 related to these locations have been recorded as held for sale in the accompanying condensed consolidated balance sheet. On April 14, 2025, the Company announced it had entered into exclusive negotiations with Palm Group of Germany after receiving an irrevocable offer for the purchase of the European plants. The closing is expected by the end of the second quarter of 2025.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $545 million and $990 million at March 31, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable, Net

In millions	March 31, 2025	December 31, 2024
Trade (less allowances of $66 and $30, respectively)	$3,959	$2,703
Other	606	263
Total	$4,565	$2,966

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	March 31, 2025	December 31, 2024
Raw materials	$481	$188
Finished pulp, paper and packaging	1,250	934
Operating supplies	753	623
Other	106	39
Total	$2,590	$1,784

The last-in, first-out inventory method is used to value most of International Paper's U.S. inventories. Approximately 58% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $341 million and $336 million at March 31, 2025 and December 31, 2024, respectively.

Plants, Properties and Equipment

Accumulated depreciation was $19.9 billion and $19.6 billion at March 31, 2025 and December 31, 2024, respectively. Depreciation expense was $519 million and $268 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense for the three months ended March 31, 2025 includes $197 million of accelerated depreciation related to mill strategic actions and other 80/20 strategic actions.

Non-cash additions to plants, properties and equipment included within accounts payable were $120 million and $110 million at March 31, 2025 and December 31, 2024, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $369 million and $115 million of supplier finance program liabilities as of March 31, 2025 and December 31, 2024, respectively.

Interest

Interest payments made during the three months ended March 31, 2025 and 2024 were $95 million and $94 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Interest expense	$133	$109
Interest income	52	63
Capitalized interest costs	5	2

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $152 million and $128 million related to asset retirement obligations at March 31, 2025 and December 31, 2024, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 28 years. Total lease costs were $106 million and $79 million for the three months ended March 31, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets	$695	$433
Finance lease assets	Plants, properties and equipment, net (a)	82	39
Total leased assets		$777	$472
Liabilities
Current
Operating	Other current liabilities	$232	$156
Finance	Notes payable and current maturities of long-term debt	19	11
Noncurrent
Operating	Long-term lease obligations	477	292
Finance	Long-term debt	68	38
Total lease liabilities		$796	$497

(a)Finance leases are recorded net of accumulated amortization of $70 million as of both March 31, 2025 and December 31, 2024.

Maturity of Lease Liabilities

In millions	Operating Leases	Financing Leases	Total
2025	$199	$21	$220
2026	209	22	231
2027	149	18	167
2028	92	14	106
2029	49	11	60
Thereafter	94	16	110
Total lease payments	792	102	894
Less imputed interest	83	15	98
Present value of lease liabilities	$709	$87	$796

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three months ended March 31, 2025:

In millions	Packaging Solutions North America		Packaging Solutions EMEA		Global Cellulose Fibers	Total
Balance as of January 1, 2025
Goodwill	$3,334		$76		$52	$3,462
Accumulated impairment losses	(296)		(76)		(52)	(424)
Total	3,038		—		—	3,038
Goodwill additions/reductions (a)	336	(c)	3,712	(c)	—	4,048
Currency translation and other (b)	—		156		—	156
Balance as of March 31, 2025
Goodwill	3,433		3,944		52	7,429
Accumulated impairment losses	(59)		(76)		(52)	(187)
Total	$3,374		$3,868		$—	$7,242
(a) Includes write-offs of previously impaired goodwill of $237 million and accumulated impairment losses of $(237) million.
(b) Represents the effects of foreign currency translations and reclassifications.
(c) Reflects the acquisition of DS Smith. See Note 8 for further details.

Other Intangibles

Identifiable intangible assets comprised of the following:

	March 31, 2025				December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,458	$392	$4,066		$489	$360	$129
Tradenames, patents and trademarks, and developed technology	564	171	393		170	162	8
Software	118	14	104	(a)	12	12	—
Land and water rights	8	2	6		8	2	6
Other	21	5	16		7	5	2
Total	$5,169	$584	$4,585		$686	$541	$145
(a) Of this balance, $65 million has been placed in service and $39 million is in development.

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2025	2024
Amortization expense related to intangible assets	$51	$9

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows:

In millions	Amortization Expense
2025	$216
2026	287
2027	268
2028	265
2029	252
Thereafter	3,276
Total	$4,564

NOTE 12 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $45 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $8 million during the next 12 months.

The Organization for Economic Cooperation and Development has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries, including countries in which we operate, have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule became effective as of January 1, 2024, and did not have a material impact on the Company’s effective tax rate. With the DS Smith acquisition on January 31, 2025, the evaluation of the impact of the second component of Pillar Two is ongoing but is not expected to have a material impact on the Company's effective tax rate for 2025.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Environmental

The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various U.S.federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed and formerly-owned facilities, and recorded as liabilities in the balance sheet.

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $284 million and $279 million in the aggregate as of March 31, 2025 and December 31, 2024, respectively.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site. The Company is performing RA and continues to cooperate with the EPA on the remaining remediation goals at the site. The estimated liability for the Cass Lake superfund site was $48 million as of both March 31, 2025 and December 31, 2024.

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

The total reserve for the combined liabilities for OU5, Area 1 and OU1 at the Kalamazoo River superfund site was $29 million as of both March 31, 2025 and December 31, 2024.

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

With respect to the northern impoundment, the PRPs submitted a Final 100% RD to EPA in July 2024. EPA provided comments at the end of October and a Revised Final 100% RD was submitted at the end of November 2024. The total estimated liability for the southern and northern impoundment was $98 million as of both March 31, 2025 and December 31, 2024. The current reserve is primarily for the Company’s 50% share of our estimate of the low end of the range of probable costs to implement the RD. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $29 million and $30 million as of March 31, 2025 and December 31, 2024,

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $100 million net of insurance recoveries as of both March 31, 2025 and December 31, 2024. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy") and, prior to completion of the business combination certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. We appealed the ICA decision, and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. Given the failure of the Council of State to address certain arguments brought by IP, we further appealed the Council of State decision to uphold the ICA’s findings. In March 2024, the Council of State published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP appealed the ICA's redetermination decision as inconsistent with the Council of State's 2024 and 2023 decision. In July 2024, the Council of State partially annulled the ICA redetermination decision, reducing IP Italy's fine by $6 million (€6 million). As of March 31, 2025, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy has further appealed the Council of State's July 2024 decision seeking further reduction. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the early stages of these claims and the intention of the Company to defend robustly against such claims, it is too early to predict with any real degree of certainty, the precise overall outcome and ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $103 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $260 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $363 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $230 million of the total $363 million as of March 31, 2025. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at March 31, 2025. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 14 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2025, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2025	2024
Revenue (a)	$33	$39
Expense (b)	29	35
Cash receipts (c)	30	34
Cash payments (d)	30	34

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $5 million for both the three months ended March 31, 2025 and 2024 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.

(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $2 million for both the three months ended March 31, 2025 and 2024 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 15 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. During the first quarter of 2025, the Company borrowed, and had outstanding, $175 million under the program.

At March 31, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2025. At March 31, 2025, the Company had no borrowings outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt in various currencies with an approximated value of $3.6 billion. The assumed foreign credit facilities include a £1.25 billion contractually committed bank facility, a €200 million credit facility, a €60 million committed credit facility and a £50 million uncommited bank facility. The £1.25 billion contractually committed credit facility has a May 2027 maturity date. In March 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings and provides for interest rates at a floating rate index plus a pre-determined margin. Credit facility borrowings are denominated in the currency that aligns with the Company's cashflows. At March 31, 2025, the Company had $909 million outstanding under this facility.

At March 31, 2025, the Company had €200 million borrowings outstanding under the €200 million credit facility agreement with maturity dates from June 2025 through March 2029. In April 2025, the Company amended and restated this credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The credit facility agreement provides for interest rates at a fixed rate. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities.

The Company's €60 million committed bank facility matures in December 2026. In April 2025, the Company amended and restated this credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings. At March 31, 2025, there were no borrowings outstanding under this agreement.

The Company has a £50 million uncommitted bank facility. At March 31, 2025 the Company had $63 million of translated borrowings outstanding under this agreement with no capacity remaining.

During the first quarter of 2025, the Company borrowed a USD equivalent $64 million under these foreign denominated credit facilities.

In the first quarter of 2025, International Paper entered into agreements to guarantee the outstanding notes of DS Smith. This included €600 million 0.8750% Notes due September 12, 2026; €850 million 4.375% Notes due July 27, 2027; £250 million 2.875% Notes due July 26, 2029; and €650 million 4.500% Notes due July 27, 2030.

At March 31, 2025, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structure disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows: $428 million in 2025; $905 million in 2026; $2.3 billion in 2027; $717 million in 2028; $344 million in 2029 and $4.9 billion thereafter.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2025, we were in compliance with our debt covenants.

At March 31, 2025, the fair value of International Paper’s $9.6 billion of debt was approximately $9.3 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

NOTE 16 - DERIVATIVES AND HEDGING ACTIVITIES

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

Derivative and Hedging Accounting Policy

The Company and its subsidiaries are exposed to certain risks relating to its ongoing financial arrangements. The Company uses derivative financial instruments, primarily commodity swaps and forward contracts, to manage currency and commodity risks associated with the Company’s underlying business activities and the financing of these activities. As a matter of policy, we do not use financial instruments for speculative purposes.

ASC 815 requires entities to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedge accounting relationship and, further, on the type of hedge accounting relationship.

For those derivative or nonderivative instruments that are designated and qualify as hedging instruments under ASC 815, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a net investment hedge.

Gains or losses on cash flow hedges are deferred as a component of AOCI or losses and are reclassified into earnings at the time the hedged item affects earnings, presented in the same income statement line item as the underlying hedged item (i.e., in “cost of products sold” when the hedged transactions are commodity cash flows associated with energy purchases to facilitate operations). If it becomes probable that a forecasted transaction will not occur, previously deferred gains and losses related to those forecasted transactions would be recognized in earnings in the current period.
Gains and losses on net investment hedges are recorded in the cumulative translation adjustment component of AOCI, offsetting the translation adjustment of the net investment being hedged. Any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCI will remain in AOCI until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are reclassified into earnings as a component of gain or loss on the sale of the hedged net investment.

To qualify for hedge accounting, a specified level of hedge effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. We formally document our risk management objectives, our strategies for undertaking the hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and the method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions.
Our designated derivative contracts include commodity swap contracts and forward contracts. Commodity swap contracts effectively modify the Company’s exposure to changes in natural gas and electricity prices by allowing the Company to purchase energy on a fixed-rate basis. Forward contracts effectively modify the Company’s exposure to fluctuations in the cost of carbon credits by allowing the Company to purchase carbon credits on a fixed-rate basis. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate amounts over the life of the agreements.

Commodity Risk Management

The Company has entered into commodity swap and commodity forward contracts which have been designated as cash flow hedges of commodity price risk associated with forecasted purchases and sales of various commodities used in the Company’s operations. These commodity contracts are used to manage exposure to changes in natural gas, electricity, and carbon credit prices. Individual commodity contracts are entered into up to three years prior to the occurrence of the hedged transactions.

Foreign Currency Risk Management

The Company and its subsidiaries periodically use non-derivative, foreign currency denominated loans to hedge the Company’s foreign currency exposure related to the translation of its net investment in foreign subsidiaries. Certain of these loans are designated as net investment hedges.

The component of the gains and losses on our net investment in these designated foreign operations, driven by changes in foreign exchange rates, are economically offset by remeasurements of our foreign-currency denominated debt.

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	March 31, 2025	December 31, 2024
Derivatives in Cash Flow Hedging Relationships:
Electricity contract (MWh)	0.7	—
Natural gas contracts (MWh)	6.2	—
Carbon credit contracts (tons)	0.7	—
Derivatives in Net Investment Hedging Relationships:
External debt (EUR)	€3,198	€—
Derivatives Not Designated as Hedging Instruments:
Electricity contract (MWh)	0.2	0.3

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended March 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contacts	$(52)	$—
Derivatives in Net Investment Hedging Relationships:
External debt	$8	$—

Based on our valuation at March 31, 2025, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCI on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income		Location of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$1	$—	Cost of products sold

	Gain (Loss) Recognized in Income		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$5	$—	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Electricity contract	—	(9)	Cost of products sold
Commodity contracts	(6)	—	Cost of products sold
Total	$(1)	$(9)

Fair Value Measurements

The Company has not changed its valuation techniques for measuring the fair value of any financial assets or liabilities during the year. Transfers between levels, if any, are recognized at the end of the reporting period. International Paper’s derivatives are classified as Level 2 within the fair value hierarchy. Fair value hierarchies are further defined in Note 1 in the Company’s Annual Report.

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$12		$—		$38		$—
Derivatives not designated as hedging instruments
Electricity contract	1		3		—		—
Commodity contract	35		—		42		—
Total derivatives not designated as hedging instruments	36		3		42		—
Total derivatives	$48	(a)	$3	(b)	$80	(c)	$—

(a)Includes $35 million recorded in Other current assets and $13 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $3 million recorded in Other current assets in the accompanying condensed consolidated balance sheet.
(c)Includes $64 million recorded in Other current liabilities and $16 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.

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

NOTE 17 - RETIREMENT PLANS

International Paper operates both defined benefit and defined contribution pension plans as well as other post retirement benefit plans throughout our operations in accordance with local conditions and practice.

We sponsor and maintain the Retirement Plan of International Paper Company (the "Pension Plan"), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all hourly and union employees who work at a participating business unit. The Pension Plan was frozen as of January 1, 2019 for salaried participants.

The Pension Plan provides defined pension benefits based on years of credited service and either final average earnings (salaried employees and hourly employees receiving salaried benefits), hourly job rates or specified benefit rates (hourly and union employees).

In connection with our acquisition, International Paper acquired the existing DS Smith Group Pension plan (the "Group Plan"), a UK funded defined benefit plan providing pension benefits and lump sum benefits to members and dependents. The Group Plan closed to new entrants and future accruals as of April 30, 2011.

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Plan, comprised the following:

	Three Months Ended March 31,
In millions	2025	2024
Service cost	$10	$13
Interest cost	124	111
Expected return on plan assets	(151)	(148)
Actuarial loss	18	19
Amortization of prior service cost	4	3
Settlement	8	—
Net periodic pension expense (income)	$13	$(2)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2025 or 2024. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $33 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.

NOTE 18 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-term Incentive Compensation Plan (the "2024 LTICP') authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). On December 9, 2024, the MDCC approved the 2025 Long-Term Incentive Plan (the "2025 LTIP"), pursuant to the 2024 LTICP, approving a sole performance metric of 100% relative total shareholder return ("TSR") for performance stock unit awards, effective January 1, 2025. As of March 31, 2025, 7.0 million shares were available for grant under the LTICP.

Subsequent to the acquisition of DS Smith, the Company agreed to provide equity transition awards to DS Smith employees who became employees of the Company after closing of the transaction. The transition awards, which were granted in March 2025, consisted of time-based restricted stock units. The transition awards replaced the unvested portion of the 2024 DS Smith Performance Share Plan award granted to DS Smith employees in July 2024.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2025	2024
Total stock-based compensation expense (selling and administrative)	$32	$9
Income tax benefits related to stock-based compensation	38	13

At March 31, 2025, $150 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.9 years.

During the first three months of 2025, the Company granted 1.0 million performance units at an average grant date fair value of $66.30 and 0.9 million time-based units at an average grant date fair value of $54.17.

NOTE 19 - BUSINESS SEGMENT INFORMATION

As a result of the completed acquisition of DS Smith on January 31, 2025, the CODM now reviews and manages the financial results and operations of the following segments on the basis of the new organizational structure, Packaging Solutions North America, Packaging Solutions EMEA and Global Cellulose Fibers. The Packaging Solutions EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the newly acquired EMEA DS Smith business. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new Packaging Solutions EMEA segment for all prior periods. The newly acquired North America DS Smith business has been included in the Packaging Solutions North America segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the Packaging Solutions North America segment for all prior periods.

Packaging Solutions North America and Packaging Solutions EMEA are primarily focused on producing fiber-based packaging. We produce linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft of which a majority of our production is converted into corrugated packaging and other packaging. The revenue for our Packaging Solutions North America and Packaging Solutions EMEA segments are derived from selling these products to our customers.

Global Cellulose Fibers primarily focuses on producing cellulose fibers which is a renewable raw material used in a variety of products people depend on every day such as diapers, towel and tissue products, feminine care, incontinence and other personal care products. In addition, our innovative specialty pulps serve as a sustainable raw material used in textiles, construction materials, paints, coatings and more. The revenue for our Global Cellulose Fibers segment is derived from selling these products to our customers.

The CODM assesses performance for these segments and decides how to allocate resources based on business segment operating profit. Business segment operating profits (losses) are also used by International Paper's CODM to measure the earnings performance of its businesses and to focus on on-going operations.

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months ended March 31, 2025 and 2024. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings.

	Three Months Ended March 31, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$3,702	$1,550	$643	$5,895
Corporate and Intrasegment Sales				6
Total Net Sales				5,901

Less:
Cost of products sold	2,569	1,147	460
Selling and administrative expenses	282	93	42
Depreciation and amortization	413	107	51
Distribution expenses	266	151	66
Other segment items (a)	30	6	7
Business Segment Operating Profit (Loss)	142	46	17	205

Interest Expense, net				81
Adjustment for less than wholly owned subsidiaries (b)				(1)
Corporate expenses, net				8
Net special items (i)				249
Non-operating pension (income) expense				3
Earnings (loss) before income taxes and equity earnings (loss)				$(135)
(i)Includes a charge of $221 million for transaction and other costs related to the DS Smith acquisition, a charge of $78 million for severance and other costs related to the closure of our Red River containerboard mill in Campti, LA, a net gain of $67 million related to sale of fixed assets primarily associated with our permanently closed Orange, TX containerboard mill and a net charge of $17 million for other items.

	Three Months Ended March 31, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$3,486	$348	$704	$4,538
Corporate and Intrasegment Sales				81
Total Net Sales				4,619

Less:
Cost of products sold	2,488	260	550
Selling and administrative expenses	284	25	58
Depreciation and amortization	203	16	54
Distribution expenses	288	22	82
Other segment items (a)	31	1	7
Business Segment Operating Profit (Loss)	192	24	(47)	169

Interest Expense, net				46
Adjustment for less than wholly owned subsidiaries (b)				(2)
Corporate expenses, net				24
Net special items				28
Non-operating pension (income) expense				(12)
Earnings (loss) before income taxes and equity earnings (loss)				$85

Assets

In millions	March 31, 2025	December 31, 2024
Packaging Solutions North America	$16,564	$14,501
Packaging Solutions EMEA	17,689	1,276
Global Cellulose Fibers	2,836	2,857
Corporate and other	4,079	4,166
Assets	$41,168	$22,800

Capital Expenditures

In millions	March 31, 2025	March 31, 2024
Packaging Solutions North America	$182	$193
Packaging Solutions EMEA	106	18
Global Cellulose Fibers	36	34
Subtotal	324	245
Corporate and other	6	6
Capital Expenditures	$330	$251

External Sales By Segment (c)

In millions	March 31, 2025	March 31, 2024
Packaging Solutions North America	$3,668	$3,460
Packaging Solutions EMEA	1,550	348
Global Cellulose Fibers	637	704
Other	46	107
Net Sales	$5,901	$4,619

(a)Other segment items includes Taxes other than payroll.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)External sales by segment are defined as those made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q and our Annual Report. Please see our "Cautionary Statement Regarding Forward-Looking Statements" below.

EXECUTIVE SUMMARY

Net earnings (loss) were $(105) million ($(0.24) per diluted share) in the first quarter of 2025, compared with $(147) million ($(0.42) per diluted share) in the fourth quarter of 2024 and $56 million ($0.16 per diluted share) in the first quarter of 2024. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $101 million ($0.23 per diluted share) in the first quarter of 2025, compared with $(7) million ($(0.02) per diluted share) in the fourth quarter of 2024 and $61 million ($0.17 per diluted share) in the first quarter of 2024.

International Papers’ first quarter results reflect higher sales and earnings through the successful execution of sale price increases, benefits from transformation initiatives and some favorable non-recurring items. Our results also reflect two months of sales and earnings from the DS Smith acquisition completed on January 31, 2025. As a result of our commercial strategy, we believe we have made progress growing our position in our Packaging Solutions North America business, while executing price increases. We saw a shift in the demand environment during the first quarter of 2025 across the end markets we serve, which we believe is due to increased uncertainty related to potential tariff implications. Industry demand in North America was down in the first quarter of 2025 on a year-over-year basis and we expect that trend to continue into the second quarter of 2025. Demand across the European markets remained soft, but stable. Despite uncertainty in the macroeconomic landscape, we have several initiatives underway and solid momentum that we believe will help drive earnings improvement over the remainder of this year. We are taking actions designed to drive out cost, to increase productivity and efficiencies and to improve our commercial performance.

Comparing the first quarter of 2025 financial performance to the fourth quarter of 2024, for the legacy International Paper business, sales were relatively flat on seasonally lower volumes. This was offset by slightly higher price and mix in our Packaging Solutions North America business, driven by the flow through of prior price index movements. First quarter of 2025 cost of goods sold was lower on improved operations and costs due to better mill and box plant performance, cost reduction initiatives, along with favorable non-recurring items, which include employee benefit costs, insurance proceeds from the Ixtac, Mexico box plant fire and lower incentive compensation cost. Maintenance outage expense was sequentially flat while input costs were slightly higher due to increased energy costs early in the first quarter of 2025, partially offset by lower fiber costs. First quarter of 2025 results reflect the favorable impact of a lower tax rate versus the prior quarter as a result of favorable discrete items. Accelerated depreciation recognized in the first quarter of 2025 associated with the announced closure of the Campti, Louisiana mill largely offset the non-repeat of accelerated depreciation expense recognized in the fourth quarter of 2024 associated with the Georgetown, South Carolina mill closure and some box plant closures. Finally, first quarter sales and operating earnings reflect two months of DS Smith activity following the January 31, 2025 acquisition. This includes the impact of higher depreciation and amortization resulting from the stepped-up property, plant and equipment and intangible assets associated with the DS Smith purchase accounting.

The following is a discussion, by segment, of first quarter of 2025 performance versus the fourth quarter of 2024 as well as the second quarter of 2025 outlook. First quarter of 2025 operating profit in our Packaging Solutions North America business was $142 million versus $228 million in the fourth quarter of 2024. This includes an operating loss of $9 million for the DS Smith North America business for the two months following the acquisition. Price and mix was higher from the realization of index movement and open market sales. We expect continued price realization in the second quarter of 2025 due to the prior index movement. Volume was seasonally lower in the first quarter of 2025, but we expect improvements in the second quarter of 2025 as we enter the heavy agriculture season along with anticipated continued progress in growing our position as a result of our commercial strategy. Operations and costs in the first quarter of 2025 was sequentially lower due to our cost out initiatives, along with lower costs associated with employee incentive compensation and favorable medical benefits. We also received $30 million of insurance recoveries related to the 2024 fire at our Ixtac, Mexico facility. Operations and costs are expected to be higher in the second quarter of 2025 as the favorable items from the first quarter of 2025 are not expected to repeat along with additional maintenance costs due to timing. Planned maintenance outage costs were sequentially flat in the first quarter of 2025 but the second quarter is expected to be a heavier maintenance outage quarter. Depreciation and amortization was $208 million higher in the first quarter of 2025 primarily due to the closure of the Campti, Louisiana mill. The second quarter of 2025 will reflect the non-repeat of accelerated depreciation.

First quarter 2025 operating profit in our Packaging Solutions EMEA business was $46 million versus $19 million in the fourth quarter of 2024. This includes an operating profit of $13 million for the DS Smith EMEA business for the two months following the acquisition. Price and mix was sequentially lower in the first quarter of 2025 due to the impact of price decreases. We expect price and mix to be flat in the second quarter of 2025. Volume was sequentially flat in the first quarter of 2025, and we expect the second quarter of 2025 to remain flat relative to the first quarter of 2025. Operations and costs in the first quarter of 2025 was sequentially lower driven by lower employee incentive compensation and favorable medical benefit costs. Additionally, operations and costs benefited from energy credits on efficiency projects in the business. Operations and costs are expected to be higher in the second quarter of 2025 as these credits are not expected to repeat. Planned maintenance outage costs were slightly lower in the first quarter of 2025 versus the fourth quarter of 2024. The second quarter of 2025 is expected to be marginally higher than the first quarter of 2025.

First quarter of 2025 operating profit in our Global Cellulose Fibers business was $17 million versus a $250 million operating loss in the fourth quarter of 2024. Price and mix was higher versus the fourth quarter of 2024 on improved fluff mix and the sale of energy credits. We expect price and mix to be higher in the second quarter of 2025 on continued price realization from prior index movement. Volume was sequentially flat in the first quarter of 2025, and we expect the second quarter of 2025 to remain flat relative to the first quarter of 2025. Operations and costs were sequentially lower in the first quarter of 2025 due to improved mill performance and lower costs associated with employee incentive compensation. We expect second quarter of 2025 operations and costs to be flat compared to the first quarter of 2025. Planned maintenance outage costs were sequentially higher in the first quarter of 2025. Second quarter of 2025 is expected to be higher as one maintenance outage was moved to the second quarter which will drive higher costs relative to the first quarter of 2025. Finally, first quarter of 2025 depreciation and amortization was lower on the non-repeat of accelerated depreciation expense associated with the Georgetown, South Carolina mill closure in the fourth quarter of 2024.

Acquisition of DS Smith

On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock (“New Company Common Stock”). As a result of the share issuance, the holders of the New Company Common Stock owned approximately 34.1% of the Company’s outstanding share capital upon closing. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion.

On February 4, 2025, the shares of New Company Common Stock began trading on the New York Stock Exchange under the symbol “IP” and the shares of Company Common Stock, including the shares of New Company Common Stock, began trading on the London Stock Exchange via a secondary listing under the symbol “IPC.” The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith’s existing main office in London.

Divestiture of European Corrugated Box Plants

On April 14, 2025, the Company announced it entered into exclusive negotiations with Palm Group of Germany after receiving an irrevocable offer for the purchase of five plants in Europe: (i) three plants in Normandy, France (namely, one box plant in Saint-Amand, one box plant in Mortagne, and one sheet plant in Cabourg); (ii) one box plant in Ovar, Portugal; and (iii) one box plant in Bilbao, Spain. Upon completion of the required French works council consultation and/or employee information processes, the parties expect to enter into a definitive share purchase agreement. The closing is expected by the end of the second quarter of 2025. All assets and liabilities at March 31, 2025 related to these locations have been recorded as held for sale in the accompanying condensed consolidated balance sheet.

The sale of these plants was agreed to with the European Commission as a remedy for IP’s acquisition of DS Smith, as published on the European Commission’s website on January 24, 2025. The conclusion of the divestment is subject to the European Commission’s approval of the proposed purchaser.

Reconciliation of Net earnings (loss) to Adjusted operating earnings (loss)

Adjusted Operating Earnings and Adjusted Operating Earnings Per Share are non-GAAP measures defined as net earnings (loss) (a GAAP measure) excluding net special items and non-operating pension expense (income). Net earnings (loss) and Diluted earnings (loss) per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings by excluding the after-tax effect of non-operating pension expense (income) and net special items, as described in greater detail below, from net earnings (loss) reported under GAAP. Adjusted Operating Earnings Per Share is calculated by dividing Adjusted Operating Earnings by diluted average shares of common stock outstanding. Management uses these non-GAAP measures to focus on ongoing operations and believes that such non-GAAP measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results. The Company believes that using these non-GAAP measures, along with the most directly comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.

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

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2025	2024	2024
Net earnings (loss)	$(105)	$56	$(147)
Add back - Non-operating pension expense (income)	3	(12)	(8)
Add back - Net special items expense (income)	249	18	182
Income taxes - Non-operating pension and special items (a)	(46)	(1)	(34)
Adjusted operating earnings (loss)	$101	$61	$(7)
(a)    For the three months ended March 31, 2025, this amount includes a tax benefit of $1 million on the non-operating pension expense and a tax benefit of $45 million associated with special items. The three months ended March 31, 2024 includes tax expense of $3 million on the non-operating pension income and a tax benefit of $4 million associated with special items. The three months ended December 31, 2024 includes tax expense of $2 million on the non-operating pension income and a tax benefit of $36 million associated with special items.

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	March 31,						December 31,
	2025			2024			2024
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
DS Smith combination costs	$221	$183	(a)	$5	$4	(a)	$38	$38	(a)
Severance and other costs	83	63	(b)	8	6	(b)	162	122	(b)
Global Cellulose Fibers strategic options costs	12	9	(a)	—	—		5	4	(a)
Environmental remediation adjustments	—	—		—	—		35	26	(c)
Legal reserve adjustments	—	—		10	7	(d)	—	—
Net (gain) loss on sale of fixed assets	(67)	(51)	(e)	5	4	(e)	(58)	(44)	(e)
Total	249	204		28	21		182	146
Interest expense, net
Interest related to settlement of tax audits	—	—		(10)	(7)	(f)	—	—
Interest Total	—	—		(10)	(7)		—	—
Total Net Special Items	$249	$204		$18	$14		$182	$146

(a)	Transaction and other costs that the Company believes are not reflective of the Company's underlying operations recorded in cost of products sold, selling and administrative expenses and taxes other than payroll and income taxes.
(b)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions recorded in restructuring charges, net.
(c)	Environmental remediation adjustments associated with remediation work at a waste pit site at a mill acquired but never operated by the Company, and last utilized by the predecessor owner of the mill, and post-closure remediation work associated with the mill strategic actions implemented in 2023 recorded in cost of products sold.
(d)	Legal reserve adjustment associated with a previously discontinued business recorded in cost of products sold.
(e)	Net (gain) loss on the sale of fixed assets related to the sale of assets at our permanently closed Orange, Texas containerboard mill, miscellaneous land and other items that the Company does not believe are reflective of the Company's underlying operations recorded in net (gains) losses on sales of fixed assets.
(f)	Interest income on tax overpayments in prior years associated with the settlement of certain tax audits recorded in interest expense, net.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a per share basis:

	Three Months Ended March 31,		Three Months Ended December 31,
	2025	2024	2024
Diluted earnings (loss) per share	$(0.24)	$0.16	$(0.42)
Add back - Non-operating pension expense (income) per share	0.01	(0.04)	(0.02)
Add back - Net special items expense (income) per share	0.57	0.05	0.52
Income taxes per share - Non-operating pension and special items	(0.11)	—	(0.10)
Adjusted operating earnings (loss) per share	$0.23	$0.17	$(0.02)

Cash provided by (used for) operations totaled $(288) million and $395 million for the first three months of 2025 and 2024, respectively. Free cash flow in the first three months of 2025 and 2024 was $(618) million and $144 million, respectively. Cash used for operations during the first quarter of 2025 primarily reflects the timing of our annual incentive compensation payout and the payment of transaction costs associated with the closing of the DS Smith acquisition and other transformation related costs for a total impact of approximately $670 million. Additionally, first quarter of 2025 free cash flow reflects increased capital spending in line with our capital spending plan for 2025. The Company generated meaningful cash receipts outside of free cash flow through the sale of certain assets along with the receipt of insurance recoveries related to the Ixtac, Mexico box plant fire.

Free cash flow is a non-GAAP measure, which equals cash provided by operations less capital expenditures, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Three Months Ended March 31,
In millions	2025	2024
Cash provided by operations	$(288)	$395
Adjustments:
Capital expenditures	(330)	(251)
Free Cash Flow	$(618)	$144

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

RESULTS OF OPERATIONS
The following summarizes our results of operations for first quarter of 2025 compared with the fourth quarter of 2024 and the first quarter of 2024:

	Three Months Ended March 31,		Three Months Ended December 31,	Change Compared to March 31, 2024		Change Compared to December 31, 2024
In millions	2025	2024	2024	$	%	$	%
Net sales	$5,901	$4,619	$4,580	$1,282	28%	$1,321	29%
Cost of products sold	4,259	3,424	3,250	835	24%	1,009	31%
Selling and administrative expenses	530	358	521	172	48%	9	2%
Depreciation and amortization	571	278	499	293	105%	72	14%
Distribution expenses	483	391	348	92	24%	135	39%
Taxes other than payroll and income taxes	93	41	34	52	127%	59	174%
Restructuring and other charges, net	83	3	162
Net (gains) losses on sale of fixed assets	(67)	5	(58)
Interest expense, net	81	46	56	35	76%	25	45%
Non-operating pension expense (income)	3	(12)	(8)
Earnings (loss) before income taxes and equity earnings (loss)	(135)	85	(224)
Income tax provision (benefit)	(31)	27	(78)
Equity earnings (loss), net of taxes	(1)	(2)	(1)
Net earnings (loss)	$(105)	$56	$(147)
Diluted earnings (loss) per share	$(0.24)	$0.16	$(0.42)
Three Months Ended March 31, 2025 Compared to the Three Months Ended December 31, 2024 and the Three Months Ended March 31, 2024
Refer to the Effects of Net Special Items Expense (Income) section on page 29 for details of net special items expense (income) discussed below.
Net sales
The increase in the first quarter of 2025 compared to the fourth quarter of 2024 and the first quarter of 2024 was primarily driven by the addition of the newly acquired DS Smith business as a result of the completed acquisition in the first quarter of 2025. Additional details on net sales are provided in the Business Segment Operating Results section below.
Cost of products sold

Net special items charges of $70 million, $15 million and $35 million in the first quarter of 2025 and 2024 and the fourth quarter of 2024, respectively, are included in cost of products sold. The first quarter of 2025 includes $1.09 billion for DS Smith (including $70 million of special items charges). Compared to the fourth quarter of 2024, there were decreases of $93 million in raw materials, offset by increases of $54 million in fuel expense. Compared to the first quarter of 2024, cost of products sold was impacted by $320 million for decreases in raw materials and increases in insurance recoveries and one-time energy credits received, offset by lower maintenance and fuel expenses of $86 million.

Selling and administrative expenses
Net special items charges of $113 million, $5 million and $43 million in the first quarter of 2025 and 2024 and the fourth quarter of 2024, respectively, are included in selling and administrative expenses. The first quarter of 2025 includes $123 million for DS Smith (including $49 million of special items charges). Compared to the fourth quarter of 2024, there were decreases in incentive compensation and medical benefit costs. Compared to the first quarter of 2024, there were decreases in medical benefit costs offset by incentive compensation and other costs.
Depreciation and amortization
Depreciation expense includes $197 million, $5 million and $233 million for the first quarter of 2025 and 2024 and the fourth quarter of 2024, respectively, for accelerated depreciation related to mill and other 80/20 strategic actions. The first quarter of 2025 includes $107 million for DS Smith.

Distribution expenses
The first quarter of 2025 includes $140 million for DS Smith. Compared to the fourth quarter of 2024 and the first quarter of 2024, there were decreases in freight expense of $4 million and $43 million, respectively.
Taxes other than payroll and income taxes
Net special items charges of $50 million in the first quarter of 2025 are included in taxes other than payroll and income taxes. The first quarter of 2025 includes $5 million for DS Smith.
Interest expense, net
Net special items includes income of $10 million in interest expense, net for the first quarter of 2024. The first quarter of 2025 includes $24 million for DS Smith.
Income tax provision (benefit)
An income tax benefit of $31 million was recorded for the first quarter of 2025 and the reported effective income tax rate was 23%. Excluding a benefit of $45 million related to the tax effects of net special items and a benefit of $1 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 13% for the first quarter of 2025.

An income tax benefit of $78 million was recorded for the fourth quarter of 2024 and the reported effective income tax rate was 35%. Excluding a benefit of $36 million related to the tax effects of net special items and expense of $2 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 88% for the fourth quarter of 2024. The operational and reported effective income tax rates were lower in the first quarter of 2025 than in the fourth quarter of 2024 primarily due to the timing and magnitude of the accelerated depreciation expense recorded in the fourth quarter of 2024 associated with the closure of the Georgetown, South Carolina mill.

An income tax provision of $27 million was recorded for the first quarter of 2024 and the reported effective income tax rate was 32%. Excluding a benefit of $4 million related to the tax effects of net special items and expense of $3 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 31% for the first quarter of 2024. The operational and reported effective income tax rates were lower in the first quarter of 2025 than in the first quarter of 2024 primarily due to a tax benefit for equity-based compensation in the first quarter of 2025 and a tax expense for equity-based compensation in the first quarter of 2024.

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision (a non-GAAP financial measure) and the reported effective income tax rate to the operational effective income tax rate (a non-GAAP financial measure):

	Three Months Ended
	March 31,				December 31,
In millions (except rates)	2025		2024		2024
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(31)	23%	$27	32%	$(78)	35%
Income tax effect - non-operating pension (income) expense and special items	46		1		34
Operational Tax Provision and Operational Effective Tax Rate	$15	13%	$28	31%	$(44)	88%

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

BUSINESS SEGMENT OPERATING RESULTS

The Company currently operates in three segments: Packaging Solutions North America, Packaging Solutions EMEA and Global Cellulose Fibers.

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

Packaging Solutions North America

	2025	2024
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$3,702	$3,486	$3,539
Business Segment Operating Profit (Loss)	$142	$192	$228

Packaging Solutions North America results include sales of $127 million and business segment operating profit (loss) of $(9) million for the DS Smith business in the first quarter of 2025. For legacy IP Packaging Solutions North America, sales were higher compared to the fourth quarter of 2024 driven by higher average sales prices reflecting prior index movements and the benefits of our box go-to-market strategy, partially offset by seasonally lower volumes. Cost of products sold increased by $7 million and was impacted by higher costs on goods and services. Planned maintenance downtime costs were lower in the first quarter of 2025 compared with the fourth quarter of 2024. Input costs were higher driven by higher energy costs. Selling and administrative expenses decreased by $97 million driven by lower employee incentive compensation and medical benefit expenses. Depreciation and amortization expense increased by $193 million driven by accelerated depreciation recorded in the first quarter of 2025 related to the announced closure of the Red River containerboard mill in Campti, LA. Business segment operating profit benefited from the receipt of a $30 million insurance reimbursement in the first quarter of 2025 and $13 million in the fourth quarter of 2024 related to the Ixtac, Mexico box plant fire in the first quarter of 2024.
Compared with the first quarter of 2024, IP legacy Packaging Solutions North America sales in the first quarter of 2025 were higher driven by higher sales prices, partially offset by lower sales volumes reflecting the impact of our box go-to-market strategy. Cost of products sold decreased by $23 million and was impacted by lower sales volumes. Operating costs increased, driven by increased costs on goods and services, reliability incidents and maintenance spending. Planned maintenance downtime costs were higher in the first quarter of 2025 compared with the first quarter of 2024. Input costs were higher driven by energy costs. Selling and administrative expenses decreased $6 million and was impacted by lower employee medical benefit expenses. Depreciation and amortization expense increased $194 million driven by the accelerated deprecation related to the Red River mill closure. Distribution expense decreased by $35 million and was impacted by lower sales volumes. The first quarter of 2025 benefited from the receipt of the $30 million insurance reimbursement related to the Ixtac, Mexico box plant fire.
Entering the second quarter of 2025, sales volumes are expected to be seasonally higher compared to the first quarter of 2025. Sales are also expected to be impacted by prior index movements. Operating costs are expected to be higher. Planned maintenance downtime costs are expected to be higher in the second quarter of 2025 compared with the first quarter of 2025. Input costs are expected to be lower driven by energy and fiber costs. The second quarter of 2025 will include one additional month of DS Smith sales and business segment operating profit compared to the first quarter of 2025.

Packaging Solutions EMEA

	2025	2024
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$1,550	$348	$357
Business Segment Operating Profit (Loss)	$46	$24	$19

Packaging Solutions EMEA results include sales of $1.2 billion and business segment operating profit of $13 million for the DS Smith business in the first quarter of 2025. For legacy IP Packaging Solutions EMEA, sales were lower driven by lower sales prices reflecting prior price decreases compared with the fourth quarter of 2024. Cost of products sold decreased by $21 million and was impacted by a $13 million one-time energy subsidy received in the first quarter of 2025. Input costs were higher driven by energy costs. Planned maintenance downtime costs were lower in the first quarter of 2025 compared with the fourth quarter of 2024. Selling and administrative expenses decreased by $23 million driven by lower employee incentive compensation and medical benefit expenses.

Compared with the first quarter of 2024, legacy IP Packaging Solutions EMEA sales in the first quarter of 2025 were lower driven by lower sales volumes. Cost of products sold decreased by $28 million and was impacted by a one time energy credit received in the first quarter of 2025. Input costs were higher driven by higher energy costs and woods costs. Selling and administrative expenses were flat compared to the first quarter of 2024.

Looking ahead to the second quarter of 2025, sales are expected to be higher, reflecting one additional month of DS Smith sales partially offset by seasonally lower volumes. Operating costs are expected to be higher. Input costs are expected to be lower, driven by energy costs. Planned maintenance downtime costs are expected to be higher in the second quarter of 2025. The second quarter of 2025 will include one additional month of DS Smith business segment operating profit compared to the first quarter of 2025.

Global Cellulose Fibers

	2025	2024
In millions	1st Quarter	1st Quarter	4th Quarter
Sales	$643	$704	$662
Business Segment Operating Profit (Loss)	$17	$(47)	$(250)

Global Cellulose Fibers sales were lower, reflecting lower sales prices from prior index movements and lower sales volumes driven by the mill strategic actions taken in the fourth quarter of 2024, partially offset by a favorable product mix. Cost of products sold decreased by $25 million and was impacted by improved mill reliability and lower economic downtime. Planned maintenance downtime costs in the first quarter of 2025 were higher compared with the fourth quarter of 2024. Input costs were higher as higher energy costs were partially offset by lower chemical and wood costs. Selling and administrative expenses decreased $31 million driven by lower employee incentive compensation and medical benefit expenses. Depreciation and amortization expense was $228 million lower as the fourth quarter of 2024 included $215 million of accelerated depreciation related to the closure of the Georgetown, South Carolina mill.
Compared with the first quarter of 2024, sales in the first quarter of 2025 were lower, as higher average sales prices and an improved product mix were more than offset by lower commodity volumes driven by the mill strategic actions taken in the fourth quarter of 2024. Cost of products sold decreased $90 million and was impacted by lower sales volumes and lower planned maintenance downtime costs partially offset by higher input costs, primarily for energy costs. Selling and administrative expense was $15 million lower and was impacted by lower employee medical costs. Distribution costs were $15 million lower reflecting lower sales volumes.

Entering the second quarter of 2025, sales volumes are expected to be stable. Planned maintenance downtime costs in the second quarter of 2025 are expected to be higher compared with the first quarter of 2025. Operating costs are expected to be stable. Input costs are expected to be lower driven by energy costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations totaled $(288) million and $395 million for the first three months of 2025 and 2024, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $(622) million for the three months ended March 31, 2025 compared with cash provided by (used for) working capital components of $32 million for the three months ended March 31, 2024. The first quarter of 2025 cash used for operations includes certain significant payments that, in total, impacted operating cash flow by $670 million. This includes approximately $80 million of severance payments and approximately $240 million of DS Smith related transaction costs. This amount also includes the cash impact from the 2024 incentive compensation and other benefit payments made in the first quarter of 2025.

Cash provided by (used for) investment activities totaled $237 million in the first three months of 2025 compared with $(247) million in the first three months of 2024. The increase in cash provided by investment activities is mainly due to proceeds from the sale of fixed assets of $83 million, proceeds from insurance recoveries of $28 million and net cash acquired from acquisitions of $415 million, offset by higher capital expenditures of $79 million.

Capital expenditures totaled $330 million in the first three months of 2025, compared to $251 million in the first three months of 2024. Full-year 2025 capital expenditures are currently expected to be approximately $1.8 billion to $1.9 billion, or 100% to 106% of depreciation and amortization.

Financing activities for the first three months of 2025 included a $233 million net increase in debt versus a $3 million net decrease in debt during the comparable 2024 three-month period.

During the first quarter of 2025, the Company borrowed $175 million under its commercial paper program and $64 million under its committed bank facility.

See Note 15 - Debt of the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the three months ended March 31, 2025.

There were no early debt reductions for the three months ended March 31, 2025 and 2024, respectively.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2025, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At March 31, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At March 31, 2025, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 15 - Debt, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. The financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of March 31, 2025, the Company had $175 million of borrowings outstanding under the commercial paper program.

On February 14, 2025, DS Smith, a wholly owned subsidiary of International Paper, announced separate invitations (each such invitation, a “Consent Solicitation”) to eligible holders of its outstanding (i) €600 million 0.875 percent Notes due September 12, 2026 (the “2026 Notes”); (ii) €850 million 4.375 percent Notes due July 27, 2027 (the “2027 Notes”); (iii) £250 million 2.875 percent Notes due July 26, 2029 (the “2029 Notes”); and (iv) €650 million 4.500 percent Notes due July 27, 2030 (the “2030 Notes”), in each case issued by DS Smith under its Euro-Medium Term Note Programme (each a “Series” and, together, the “Notes”) to consent to, amongst other things, certain modifications to the terms and conditions (the “Conditions”) of, and the trust deed (the “Trust Deed”) for, the relevant Series to provide for (i) the removal of the obligation for DS Smith to prepare audited and unaudited consolidated accounts; (ii) the amendment of certain events of default to align more closely with certain equivalent provisions included in the documentation relating to debt securities issued by International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group; and (iii) certain consequential modifications to the applicable Conditions and Trust Deed for the relevant Series in relation to items (i) and (ii) above (together, the “Proposed Amendments”). As consideration for the holders of the Notes consenting to the Proposed Amendments, it was proposed that DS Smith procure a guarantee from International Paper, to guarantee the payment obligations of DS Smith under the Notes. The full principal amount of each Series of Notes issued by DS Smith remains outstanding as of the date hereof. On March 10, 2025, DS Smith has executed and delivered a Supplemental Trust Deed in respect of each Series to implement the Proposed Amendments, and International Paper has executed and delivered a deed of guarantee in respect of each Series to guarantee the payment obligations of DS Smith under such Series.

In March 2025, the Company amended and restated its £1.25 billion credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings and provides for interest rates at a floating rate index plus a pre-determined margin. Credit facility borrowings are denominated in the currency that aligns with the Company's cashflows. At March 31, 2025, the Company had €840 million (approximately $909 million at the current exchange rate) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at March 31, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The credit facility agreement provides for interest rates at a fixed rate for each facility. At March 31, 2025, the Company had €200 million borrowings outstanding under the €200 million credit facility agreement. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at March 31, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

The Company also has a €60 million committed bank facility that matures in December 2026. In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings. At March 31, 2025, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At March 31, 2025 the Company had $63 million borrowings outstanding under this agreement.

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

During the first three months of 2025, International Paper used 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholdings during the first three months of 2024. Payments of restricted stock withholding taxes totaled $62 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, which does not have an expiration date, has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of March 31, 2025. During the three months ended March 31, 2025, no shares of common stock were repurchased under our share repurchase program.

During the first three months of 2024, International Paper used approximately 1.9 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, related to restricted stock tax withholding during the first three months of 2024. Payments of restricted stock withholding taxes totaled $22 million. During the three months ended March 31, 2024, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $244 million and $161 million for the first three months of 2025 and 2024, respectively. Dividends were $0.4625 per share for the first three months of 2025 and 2024.

Our U.S. and U.K. pension plans are currently fully funded and we do not anticipate any required cash contributions for the next 12 months.

Variable Interest Entities

Information concerning variable interest entities is set forth in Note 14 in the Company's Annual Report.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. Except as described below, the Company has not made any changes in these critical accounting policies during the first three months of 2025.

Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations". We allocate the total purchase price of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cashflows, anticipated growth rates, discount rates, appraisals, market valuations, estimated replacement costs and depreciation, and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings. Subsequent actual results of the underlying business activity supporting the goodwill and specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of corporate transactions or contemplated acquisitions, including our completed business combination with DS Smith Limited. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our business combination with DS Smith; (ii) our ability to integrate and implement our plans, forecasts, and other expectations with respect to the combined company, including in light of our increased scale and global presence; (iii) risks associated with our planned divestiture of five wholly-owned European subsidiaries required as a condition precedent to closing the DS Smith acquisition including achievement of negotiations, closing conditions and regulatory approvals; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental related matters; (vii) the level of our indebtedness, including our obligations related to becoming the guarantor of the Euro Medium Term Notes as a result of our acquisition of DS Smith, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (ix) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, including in light of our increased proportion of assets, liabilities and earnings denominated in foreign currencies as a result of our business combination with DS Smith, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xiv) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) the qualification of the Sylvamo Corporation spin-off as a tax-free transaction for U.S. federal income tax purposes; (xvii) risks associated with our review of strategic options for our Global Cellulose Fibers business; (xviii) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xix) our ability to maintain effective internal control over financial reporting; and (xx) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on pages 50-51 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2024.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting:

As previously disclosed, on January 31, 2025, we completed the acquisition of the entire issued and to be issued share capital of DS Smith. See Note 8 - Acquisitions to the Condensed Consolidated Financial Statements for additional information. We are in the process of integrating DS Smith into our systems and control environment. This ongoing integration process may result in changes in our internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 13 - Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. Except as set forth in Note 13 – Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, the Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the period ended December 31, 2024.

Changes in international conditions or other risks arising from conducting business internationally could adversely affect our business and operations.

As a global producer of renewable fiber-based packaging and pulp products, we operate in many different countries. As a result, we are vulnerable to risks related to our international operations. These risks, which can vary substantially by country, include economic or political instability, geopolitical events, corruption, anti-American sentiment, expropriation measures, social and ethnic unrest, natural disasters, military conflicts and terrorism, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contractual rights and intellectual property rights), adverse currency fluctuations, foreign exchange control regimes (including restrictions on currency conversion), downturns or changes in economic conditions (including in relation to commodity inflation and tariffs), adverse tax consequences or rulings, import restrictions, controls or other trade protection measures, economic sanctions, health guidelines and safety protocols, nationalization, changes in social, political or labor conditions, and adverse developments regarding sustainability, environmental regulations and trade policies and agreements, any of which risks could negatively affect our financial results. For example, a portion of our sales could be adversely affected by changes in economic conditions and demographics, including as a result of tariffs. Trade protection measures in favor of local producers of competing products, including governmental subsidies, tariffs, tax benefits and other measures may give local producers a competitive advantage and adversely impact our operating results and our business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (such as in relation to the trade tensions between the U.S. and China) could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders. Additionally, the U.S. government recently increased certain rates and broadened the scope of certain tariffs imposed on goods imported into the U.S., such as from China, which may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Specifically, the U.S. government implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. If lasting, such tariffs and any further legislation or actions taken by the U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our international markets. Tariffs could increase the cost of our products and the components and raw materials that go into our manufacturing process. These increased costs could adversely impact the profit margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries have and may continue to also adopt other protectionist measures that could limit our ability to offer our products and services. Conversely, these tariffs and retaliatory tariffs may be subject to negotiations which could lower or remove them in the near or longer term with a return to more normalized trade conditions in some instances. Due to this uncertainty, the ultimate impact of any tariffs and trade tension is unclear and will depend on various factors, including if there are negotiated bilateral agreements to remove or lower tariffs, and the timing, amount, scope, and nature of the tariffs that remain implemented.

We may continue to be adversely affected by ongoing geopolitical instability and the economic consequences and disruptions arising therefrom, including as the result of the military conflict between Russia and Ukraine, the conflict in the Middle East, and increasing tensions between China and Taiwan. These risks may be further heightened in the event of the expansion in the scope or escalation of any such conflicts. In addition, changes to economic sanctions programs, could put us at risk of violating sanctions as a result of an existing presence in a newly sanctioned jurisdiction or relationship with a newly sanctioned entity if we fail or are unable to end such presence or relationship in a timely manner.

In addition, we are subject to laws related to operations in foreign jurisdictions, including laws prohibiting bribery of government officials and other corrupt practices. Anti-bribery laws such as the U.K. Bribery Act 2010, the Foreign Corrupt Practices Act of 1977, and similar worldwide anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to public officials for the purpose of obtaining or retaining business. Further, the U.S. Department of the Treasury’s Office of Foreign Assets Control and other non-U.S. government entities maintain economic sanctions targeting various countries, persons and entities. We are also subject to the laws and regulations of governmental and regulatory agencies. Failure to comply with domestic or foreign laws could result in various adverse consequences for us including the imposition of civil or criminal sanctions, reputational damage and the prosecution of executives overseeing international operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2025 - January 31, 2025	2,262	$53.82	—	$2.96
February 1, 2025 - February 28, 2025	1,099,444	55.92	—	2.96
March 1, 2025 -March 31, 2025	2,188	51.58	—	2.96
Total	1,103,894
(a) 1,103,894 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), approved and effective as of May 13, 2024. The 2024 LTICP replaced the Amended and Restated 2009 Incentive Compensation Plan. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of March 31, 2025, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the 2026 Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 11, 2025).

10.2
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the 2027 Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 11, 2025).

10.3
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the 2029 Notes (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 11, 2025).

10.4
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the 2030 Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 11, 2025).

10.5	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled) providing for pro-rata treatment of awards in the event of divestiture. *+

10.6	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (cash settled) providing for pro-rata treatment of awards in the event of divestiture. *+

10.7
Employment Offer Letter dated February 26, 2025, between International Paper Company and Lance T. Loeffler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2025). +

10.8	Notice of Award under the 2025 Long-Term Incentive Plan Restricted Stock Unit Inducement Award (stock settled) between International Paper Company and Lance T. Loeffler, accepted April 22, 2025. *+

10.9
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between International Paper Company and Clayton R. Ellis, providing for accelerated vesting, accepted February 26, 2024. *+

10.10
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between International Paper Company and James P. Royalty, Jr., providing for accelerated vesting, accepted January 10, 2024. *+

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

INTERNATIONAL PAPER COMPANY (Registrant)

May 7, 2025	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

May 7, 2025	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer