Form 10-Q
period 2025-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2025-08-07
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of August 1, 2025 was 527,982,095.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Sales	$6,767	$4,734	$12,668	$9,353
Costs and Expenses
Cost of products sold	4,876	3,360	9,135	6,784
Selling and administrative expenses	578	453	1,108	811
Depreciation and amortization	480	261	1,051	539
Distribution expenses	578	379	1,061	770
Taxes other than payroll and income taxes	49	35	142	76
Restructuring charges, net	39	—	122	3
Net (gains) losses on sales and impairments of businesses	(51)	—	(51)	—
Net (gains) losses on sales of fixed assets	—	(5)	(67)	—
Interest expense, net	107	55	188	101
Non-operating pension expense (income)	(5)	(10)	(2)	(22)
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	116	206	(19)	291
Income tax provision (benefit)	40	(293)	9	(266)
Equity earnings (loss), net of taxes	(1)	(1)	(2)	(3)
Net Earnings (Loss)	$75	$498	$(30)	$554
Basic Earnings (Loss) Per Share
Net earnings (loss)	$0.14	$1.43	$(0.06)	$1.59
Diluted Earnings (Loss) Per Share
Net earnings (loss)	$0.14	$1.41	$(0.06)	$1.57
Average Shares of Common Stock Outstanding – assuming dilution	532.6	352.8	483.0	352.7
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Earnings (Loss)	$75	$498	$(30)	$554
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	16	17	32	34
Pension and postretirement adjustments:
U.S. plans	—	—	8	—
Change in cumulative foreign currency translation adjustment	645	(39)	1,055	(49)
Net gains/losses on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	—	—	(52)	—
Reclassification adjustment for (gains) losses included in net earnings (loss)	8	—	7	—
Total Other Comprehensive Income (Loss), Net of Tax	669	(22)	1,050	(15)
Comprehensive Income (Loss)	$744	$476	$1,020	$539
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,135	$1,170
Accounts and notes receivable, net	4,767	2,966
Contract assets	451	396
Inventories	2,658	1,784
Assets held for sale	58	—
Other current assets	430	108
Total Current Assets	9,499	6,424
Plants, Properties and Equipment, net	16,876	9,658
Goodwill	7,531	3,038
Intangibles, net	4,406	145
Long-Term Financial Assets of Variable Interest Entities (Note 14)	2,340	2,331
Right of Use Assets	712	433
Overfunded Pension Plan Assets	218	92
Deferred Charges and Other Assets	794	679
Total Assets	$42,376	$22,800
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$225	$193
Accounts payable	4,336	2,316
Accrued payroll and benefits	675	749
Other current liabilities	1,885	1,000
Total Current Liabilities	7,121	4,258
Long-Term Debt	9,694	5,368
Deferred Income Taxes	2,589	1,072
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 14)	2,124	2,120
Long-Term Lease Obligations	475	292
Underfunded Pension Benefit Obligation	308	233
Postretirement and Postemployment Benefit Obligation	126	133
Other Liabilities	1,322	1,151
Equity
Common stock, $1 par value, 2025 – 627.0 shares and 2024 – 448.9 shares	627	449
Paid-in capital	14,374	4,732
Retained earnings	8,865	9,393
Accumulated other comprehensive loss	(672)	(1,722)
	23,194	12,852
Less: Common stock held in treasury, at cost, 2025 – 99.1 shares and 2024 – 101.5 shares	4,577	4,679
Total Equity	18,617	8,173
Total Liabilities and Equity	$42,376	$22,800
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net earnings (loss)	$(30)	$554
Depreciation and amortization	1,051	539
Deferred income tax provision (benefit), net	(95)	(427)
Restructuring charges, net	122	3
Net (gains) losses on sales and impairments of businesses	(51)	—
Net (gains) losses on sales of fixed assets	(67)	—
Periodic pension (income) expense, net	16	(1)
Other, net	(75)	80
Changes in operating assets and liabilities
Accounts and notes receivable	(211)	(161)
Contract assets	(53)	(3)
Inventories	28	112
Accounts payable and other liabilities	(348)	90
Interest payable	49	4
Other	(148)	(30)
Cash Provided By (Used For) Operations	188	760
Investment Activities
Capital expenditures	(752)	(449)
Acquisitions, net of cash acquired	419	—
Proceeds from divestitures, net of transaction costs	138	—
Proceeds from sale of fixed assets	93	4
Proceeds from insurance recoveries	28	—
Other	36	(1)
Cash Provided By (Used For) Investment Activities	(38)	(446)
Financing Activities
Issuance of debt	349	—
Reduction of debt	(149)	(8)
Change in book overdrafts	99	(14)
Repurchases of common stock and payments of restricted stock tax withholding	(63)	(22)
Dividends paid	(488)	(321)
Other	(1)	—
Cash Provided By (Used For) Financing Activities	(253)	(365)
Effect of Exchange Rate Changes on Cash and Temporary Investments	68	(13)
Change in Cash and Temporary Investments	(35)	(64)
Cash and Temporary Investments
Beginning of period	1,170	1,113
End of period	$1,135	$1,049

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s," "IP's" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first six months of the year may not necessarily be indicative of full year results. You should read these unaudited condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "Annual Report"), which have previously been filed with the U.S. Securities and Exchange Commission (the "SEC").

Following the completed acquisition of DS Smith Plc, subsequently re-registered as DS Smith Limited ("DS Smith") on January 31, 2025, the Chief Operating Decision Maker ("CODM") reviews and manages the financial results and operations of the following segments on the basis of the new organizational structure, Packaging Solutions North America, Packaging Solutions Europe, Middle East and Africa ("EMEA") and Global Cellulose Fibers. The Packaging Solutions EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the EMEA DS Smith business acquired in the first quarter of 2025. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new Packaging Solutions EMEA segment for all prior periods. The acquired North America DS Smith business has been included in the Packaging Solutions North America segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the Packaging Solutions North America segment for all prior periods.

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

Disaggregated Revenue

	Three Months Ended June 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,664	$—	$607	$(12)	$4,259
Europe, Middle East and Africa	—	2,291	21	—	2,312
Pacific Rim and Asia	9	—	—	—	9
Americas, other than U.S.	187	—	—	—	187
Total	$3,860	$2,291	$628	$(12)	$6,767
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,424	$—	$669	$61	$4,154
Europe, Middle East and Africa	—	328	17	—	345
Pacific Rim and Asia	19	—	31	—	50
Americas, other than U.S.	185	—	—	—	185
Total	$3,628	$328	$717	$61	$4,734
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$7,162	$—	$1,226	$(6)	$8,382
Europe, Middle East and Africa	—	3,841	44	—	3,885
Pacific Rim and Asia	20	—	1	—	21
Americas, other than U.S.	380	—	—	—	380
Total	$7,562	$3,841	$1,271	$(6)	$12,668
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,689	$—	$1,319	$142	$8,150
Europe, Middle East and Africa	—	676	37	—	713
Pacific Rim and Asia	33	—	65	—	98
Americas, other than U.S.	392	—	—	—	392
Total	$7,114	$676	$1,421	$142	$9,353
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $23 million and $30 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $80 million and $84 million at June 30, 2025 and December 31, 2024, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2025 and 2024 is provided below:

	Three Months Ended June 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$627	$14,350	$9,038	$(1,341)	$4,582	$18,092
Issuance of stock for various plans, net	—	24	—	—	(7)	31
Repurchase of stock	—	—	—	—	2	(2)
Common stock dividends ($0.4625 per share)	—	—	(248)	—	—	(248)
Comprehensive income (loss)	—	—	75	669	—	744
Ending Balance, June 30	$627	$14,374	$8,865	$(672)	$4,577	$18,617

	Six Months Ended June 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(89)	—	—	(165)	76
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	63	(63)
Common stock dividends ($0.9250 per share)	—	—	(498)	—	—	(498)
Comprehensive income (loss)	—	—	(30)	1,050	—	1,020
Ending Balance, June 30	$627	$14,374	$8,865	$(672)	$4,577	$18,617

	Three Months Ended June 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$449	$4,663	$9,386	$(1,558)	$4,683	$8,257
Issuance of stock for various plans, net	—	25	—	—	(2)	27
Common stock dividends ($0.4625 per share)	—	—	(165)	—	—	(165)
Comprehensive income (loss)	—	—	498	(22)	—	476
Ending Balance, June 30	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595

	Six Months Ended June 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(42)	—	—	(91)	49
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($0.9250 per share)	—	—	(326)	—	—	(326)
Comprehensive income (loss)	—	—	554	(15)	—	539
Ending Balance, June 30	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595

NOTE 5 - OTHER COMPREHENSIVE INCOME

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,288)	$(1,259)	$(1,312)	$(1,276)
Amounts reclassified from accumulated other comprehensive income	16	17	40	34
Balance at end of period	(1,272)	(1,242)	(1,272)	(1,242)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	8	(291)	(402)	(281)
Other comprehensive income (loss) before reclassifications	645	(39)	1,055	(49)
Balance at end of period	653	(330)	$653	$(330)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(61)	(8)	(8)	(8)
Other comprehensive income (loss) before reclassifications	—	—	(52)	—
Amounts reclassified from accumulated other comprehensive income	8	—	7	—
Balance at end of period	(53)	(8)	(53)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(672)	$(1,580)	$(672)	$(1,580)

The following table presents details of the reclassifications out of AOCI for the three months and six months ended June 30, 2025 and 2024:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)					Location of Amount Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(3)	$(8)	$(6)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(18)	(20)	(36)	(39)	(a)	Non-operating pension expense (income)
Settlement charge	—	—	(8)	—	(a)	Non-operating pension expense (income)
Total pre-tax amount	(22)	(23)	(52)	(45)
Tax (expense) benefit	6	6	12	11
Net of tax	(16)	(17)	(40)	(34)

Net gains and losses on cash flow hedging derivatives:
Interest rate contracts	(1)	—	(1)	—	(b)	Interest expense, net
Commodity contracts	(9)	—	(8)	—	(b)	Cost of products sold
Total pre-tax amount	(10)	—	(9)	—
Tax (expense)/benefit	2	—	2	—
Net of tax	(8)	—	(7)	—
Total reclassifications for the period	$(24)	$(17)	$(47)	$(34)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 17 - Retirement Plans for additional details).
(b)This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 16 - Derivatives and Hedging Activities for additional details).

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

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2025	2024	2025	2024
Net earnings (loss)	$75	$498	$(30)	$554
Weighted average common shares outstanding	527.9	347.3	483.0	347.0
Effect of dilutive securities (a)
Restricted performance share plan	4.7	5.5	—	5.7
Weighted average common shares outstanding – assuming dilution	532.6	352.8	483.0	352.7
Basic earnings (loss) per share	$0.14	$1.43	$(0.06)	$1.59
Diluted earnings (loss) per share	$0.14	$1.41	$(0.06)	$1.57
(a) 5.4 million of securities were anti-dilutive for the six months ended June 30, 2025 and were not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

During the three months and six months ended June 30, 2025, the Company recorded restructuring charges of $7 million and $85 million, respectively, for costs associated with the permanent closure of our Red River containerboard mill in Campti, Louisiana. Included in the restructuring charges were severance charges of $17 million for the six months ended June 30, 2025, the majority of which have been paid, inventory charges of $3 million and $25 million for the three months and six months ended June 30, 2025, respectively, and other costs of $4 million and $43 million for the three months and six months ended June 30, 2025, respectively.

Additionally, the Company recorded restructuring charges of $32 million and $37 million during the three months and six months ended June 30, 2025, respectively, for other costs related to our 80/20 strategic approach.

NOTE 8 - ACQUISITIONS

As previously disclosed, on January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. Acquisition-related costs were $3 million and $90 million for the three months and six months ended June 30, 2025, respectively, and $17 million and $22 million for the three months and six months ended June 30, 2024, respectively, and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. On February 4, 2025, the Company began trading the New Company Common Stock and continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of January 31, 2025:

In millions
Cash and temporary investments	$453
Accounts and notes receivable, net	1,375
Inventories	851
Other current assets	223
Plants, properties and equipment	6,732
Intangibles	3,998
Goodwill	4,091
Overfunded pension plan assets	79
Right of use assets	252
Deferred charges and other assets	91
Total assets acquired	18,145
Notes payable and current maturities of long-term debt	60
Accounts payable	1,664
Accrued payroll and benefits	224
Other current liabilities	725
Long-term debt	3,640
Deferred income taxes	1,501
Underfunded pension benefit obligation	78
Long-term lease obligations	174
Other liabilities	170
Total liabilities assumed	8,236
Net assets acquired	$9,909

The provisional fair value assigned to the assets and liabilities acquired above were measured using Level 2 and Level 3 inputs, which are further defined in Note 1 in the Company's Annual Report. The estimated fair value of inventory was determined using the Comparative Sales and Replacement Cost methods. Fair value estimates related to the trade name and patents identified intangible assets were determined using the Relief from Royalty method. The fair value estimates related to customer relationships identified intangible assets were determined using the Multi-Period Excess Earnings method. The property, plant and equipment, specifically the machinery and equipment and buildings and improvements, were valued using either the indirect or direct methods of the Cost Approach, while the land was valued using the Sales Comparison Approach. The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, review of contracts and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment, acquired intangible assets, leases, taxes, contract assets and derivatives. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date. Goodwill is not deductible for local income tax purposes and is primarily related to the value of new customers through expansion opportunities not reflected in the fair value of the existing customers relationships and the value of the intellectual property beyond selected life for trade names. During the second quarter of 2025, we recorded adjustments to the preliminary purchase price allocation. These adjustments resulted in an approximately $300 million increase in property, plant and equipment due to additional information received during the measurement period. The change in property, plant and equipment also impacted intangible assets and goodwill resulting in a decrease of approximately $330 million of intangible assets and an increase of approximately $40 million in goodwill.

Since acquisition, Net sales of $2.1 billion and $3.5 billion and Net earnings (loss) of $(82) million and $(189) million have been included in the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 2025, respectively.

The identifiable intangible assets acquired in connection with the acquisition of DS Smith included the following:

In millions	Estimated Fair Value	Average Useful Life
Customer relationships and lists	$3,514	19 years
Tradenames, patents and trademarks, and developed technology	379	15 years
Software (a)	90	3 - 5 years
Other	15	Indefinite lived
Total	$3,998
(a) Of this balance, $57 million has been placed in service and $33 million is in development.

Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Net Sales	$6,767	$6,831	$13,403	$13,557
Net Earnings (Loss)	104	475	(16)	453

The unaudited pro forma information for the three months ended June 30, 2025 excludes the non-recurring integration costs associated with the acquisition of $29 million. The unaudited pro forma information for the six months ended June 30, 2025 includes additional amortization expense on identifiable intangible assets of $13 million and additional depreciation expense on identifiable fixed assets of $13 million and excludes the write-off of the estimated fair value of inventory of $70 million and the non-recurring integration costs associated with the acquisition of $94 million.

The unaudited pro forma information for the three months ended June 30, 2024 includes additional amortization expense on identifiable intangible assets of $40 million, additional depreciation expense on identifiable fixed assets of $40 million and non-recurring integration costs associated with the acquisition of $29 million. The unaudited pro forma information for the six months ended June 30, 2024 includes additional amortization expense on identifiable intangible assets of $80 million, additional depreciation expense on identifiable fixed assets of $80 million, incremental expense of $70 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $94 million.

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

In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain). On June 30, 2025, the Company completed the sale of these locations to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash and recorded a net gain of $(51) million in Net (gains) losses on sales of businesses in the accompanying condensed consolidated statement of operations during the three months and six months ended June 30, 2025.

NOTE 9 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $561 million and $990 million at June 30, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable, Net

In millions	June 30, 2025	December 31, 2024
Trade (less allowances of $70 and $30, respectively)	$4,151	$2,703
Other	616	263
Total	$4,767	$2,966

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	June 30, 2025	December 31, 2024
Raw materials	$522	$188
Finished pulp, paper and packaging	1,255	934
Operating supplies	761	623
Other	120	39
Total	$2,658	$1,784

The last-in, first-out inventory method is used to value most of International Paper's U.S. inventories. Approximately 56% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $355 million and $336 million at June 30, 2025 and December 31, 2024, respectively.

Plants, Properties and Equipment

Accumulated depreciation was $20.3 billion and $19.6 billion at June 30, 2025 and December 31, 2024, respectively. Depreciation expense was $409 million and $251 million for the three months ended June 30, 2025 and 2024, respectively, and $928 million and $519 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation expense for the six months ended June 30, 2025 includes $197 million of accelerated depreciation related to mill strategic actions and other 80/20 strategic actions.

Non-cash additions to plants, properties and equipment included within accounts payable were $196 million and $110 million at June 30, 2025 and December 31, 2024, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $438 million and $115 million of supplier finance program liabilities as of June 30, 2025 and December 31, 2024, respectively.

Interest

Interest payments made during both the six months ended June 30, 2025 and 2024 were $222 million.

Amounts related to interest were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Interest expense	$143	$107	$276	$216
Interest income	36	52	88	115
Capitalized interest costs	6	6	11	8

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $151 million and $128 million related to asset retirement obligations at June 30, 2025 and December 31, 2024, respectively.

NOTE 10 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 28 years. Total lease costs were $126 million and $79 million for the three months ended June 30, 2025 and 2024, respectively, and $232 million and $158 million for the six months ended June 30, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets	$712	$433
Finance lease assets	Plants, properties and equipment, net (a)	80	39
Total leased assets		$792	$472
Liabilities
Current
Operating	Other current liabilities	$247	$156
Finance	Notes payable and current maturities of long-term debt	18	11
Noncurrent
Operating	Long-term lease obligations	475	292
Finance	Long-term debt	71	38
Total lease liabilities		$811	$497

(a)Finance leases are recorded net of accumulated amortization of $75 million and $70 million as of June 30, 2025 and December 31, 2024, respectively.

Maturity of Lease Liabilities

In millions	Operating Leases	Financing Leases	Total
2025 (six months)	$142	$16	$158
2026	231	29	260
2027	168	17	185
2028	107	14	121
2029	56	10	66
Thereafter	103	15	118
Total lease payments	807	101	908
Less imputed interest	85	12	97
Present value of lease liabilities	$722	$89	$811

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six months ended June 30, 2025:

In millions	Packaging Solutions North America		Packaging Solutions EMEA		Global Cellulose Fibers	Total
Balance as of January 1, 2025
Goodwill	$3,334		$76		$52	$3,462
Accumulated impairment losses	(296)		(76)		(52)	(424)
Total	3,038		—		—	3,038
Goodwill additions/reductions (a)	374	(c)	3,717	(c)	—	4,091
Currency translation and other (b)	1		401		—	402
Balance as of June 30, 2025
Goodwill	3,472		4,194		52	7,718
Accumulated impairment losses	(59)		(76)		(52)	(187)
Total	$3,413		$4,118		$—	$7,531
(a) Includes write-offs of previously impaired goodwill of $237 million and accumulated impairment losses of $(237) million.
(b) Represents the effects of foreign currency translations and reclassifications.
(c) Reflects the acquisition of DS Smith. See Note 8 - Acquisitions for further details.

Other Intangibles

Identifiable intangible assets comprised of the following:

	June 30, 2025				December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,319	$452	$3,867		$489	$360	$129
Tradenames, patents and trademarks, and developed technology	589	178	411		170	162	8
Software	121	16	105	(a)	12	12	—
Land and water rights	8	2	6		8	2	6
Other	24	7	17		7	5	2
Total	$5,061	$655	$4,406		$686	$541	$145
(a) Of this balance, $68 million has been placed in service and $37 million is in development.

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Amortization expense related to intangible assets	$72	$9	$123	$19

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows:

In millions	Amortization Expense
2025 (six months)	$142
2026	284
2027	266
2028	261
2029	251
Thereafter	3,181
Total	$4,385

NOTE 12 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $142 million and $153 million for the six months ended June 30, 2025 and 2024, respectively.

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $8 million during the next 12 months.

The Organization for Economic Cooperation and Development has proposed a 15% global minimum tax applied on a country-by-country basis (the "Pillar Two rule"), and many countries, including countries in which we operate, have enacted or begun the process of enacting laws adopting the Pillar Two rule. The first component of the Pillar Two rule became effective as of January 1, 2024, and did not have a material impact on the Company’s effective tax rate. Following completion of the DS Smith acquisition on January 31, 2025, the evaluation of the impact of the second component of Pillar Two is ongoing but is not expected to have a material impact on the Company's effective tax rate for 2025.

The enactment of the One Big Beautiful Bill Act (“OBBBA”) enacted in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. With staggered effective dates beginning in 2025 and extending through 2027, the Company is actively evaluating the OBBBA’s potential implications on its consolidated financial statements.

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

Environmental

The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various U.S. federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as

amended ("CERCLA"). Many of these proceedings involve the cleanup of hazardous substances at large commercial landfills that received waste from many different sources. While joint and several liability is authorized under CERCLA and equivalent state laws, as a practical matter, liability for CERCLA cleanups is typically allocated among the many PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed and formerly-owned facilities, and recorded as liabilities in the balance sheet.
Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $282 million and $279 million in the aggregate as of June 30, 2025 and December 31, 2024, respectively.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site. The Company is performing remedial action ("RA") and continues to cooperate with the EPA on the remaining remediation goals at the site. The estimated liability for the Cass Lake superfund site was $48 million as of both June 30, 2025 and December 31, 2024.

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

•Operable Unit 1 ("OU1"): In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016 denying liability for OU1. In 2021, the EPA initiated RA activities. In October 2022, the Company received a unilateral administrative order to perform the RA. The Company began performing the RA in 2023 and established a $27 million reserve to account for this liability in the fourth quarter of 2022. In the fourth quarter of 2024, the Company increased the reserve by $27 million to account for the reasonably estimable costs for the next phases of the RA, following an EPA approved design modification in October 2024 to the original remedial design. The Company continues to comply with the UAO in performing remediation activities at OU1.

The total reserve for the combined liabilities for OU5, Area 1 and OU1 at the Kalamazoo River superfund site was $25 million and $29 million as of June 30, 2025 and December 31, 2024, respectively.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants. The lawsuit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into the Final Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Final Judgment of the Court, finding that the lawsuit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's lawsuit against the Company was time-barred. In January 2024 GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes that the District Court’s Final Judgment on Remand regarding liability for future costs was in error and subsequently appealed the Final Judgment on Remand on future costs liability to the Sixth Circuit. On May 12, 2025, the Sixth Circuit issued its ruling, granting the Company’s appeal and vacating the District Court’s Final Judgment on Remand. GP's deadline to file a petition for writ of certiorari with the U.S. Supreme Court is August 10, 2025.

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

With respect to the northern impoundment, the PRPs submitted a Final 100% RD to EPA in July 2024. The EPA provided comments at the end of October 2024, and a Revised Final 100% RD was submitted by the PRPs at the end of November 2024. In April 2025, the EPA provided comments on the Revised Final 100% RD and the PRPs submitted their responses to the EPA’s comments in May 2025. The total estimated liability for the southern and northern impoundment was $98 million as of both June 30, 2025 and December 31, 2024. The current reserve is primarily for the Company’s 50% share of our estimate of the low end of the range of probable costs to implement the RD. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $30 million as of both June 30, 2025 and December 31, 2024.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $99 million and $100 million net of insurance recoveries as of June 30, 2025 and December 31, 2024, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

Antitrust

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including our Italian packaging subsidiary ("IP Italy") and, prior to completion of the business combination certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. We appealed the ICA decision, and our appeal was denied in May 2021. We further appealed the decision to the Italian Council of State ("Council of State"), and in March 2023 the Council of State largely upheld the ICA’s findings, but referred the calculation of IP Italy’s fine back to the ICA, finding that it was disproportionately high based on the conduct found. Given the failure of the Council of State to address certain arguments brought by IP, we further appealed the Council of State decision to uphold the ICA’s findings. In March 2024, the Council of State published its decision holding that its earlier decision should be interpreted as accepting many of IP Italy’s earlier arguments and that the ICA should reduce IP Italy’s fine accordingly. Notwithstanding these decisions by the Council of State, in March 2024 the ICA served IP Italy with its redetermination decision leaving IP Italy’s fine unchanged. IP appealed the ICA's redetermination decision as inconsistent with the Council of State's 2024 and 2023 decision. In July 2024, the Council of State partially annulled the ICA redetermination decision, reducing IP Italy's fine by $6 million (€6 million). As of June 30, 2025, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy has further appealed the Council of State's July 2024 decision seeking further reduction. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the early stages of these claims and the intention of the Company to defend robustly against such claims, it is too early to predict with any real degree of certainty, the overall outcome and ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $108 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $278 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $386 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $245 million of the total $386 million as of June 30, 2025. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at June 30, 2025. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 14 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2025, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Revenue (a)	$32	$38	$65	$77
Expense (b)	30	35	59	70
Cash receipts (c)	27	34	57	68
Cash payments (d)	26	32	56	66

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for both the three months and six months ended June 30, 2025 and 2024 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for both the three months and six months ended June 30, 2025 and 2024 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 15 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. During the second quarter of 2025, the Company repaid the $175 million of commercial paper borrowed during the first quarter. There were no borrowings outstanding as of June 30, 2025 under the program.

At June 30, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2026. At June 30, 2025, the Company had no borrowings outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.

Below is a table of the Company's foreign denominated debt:

In millions	June 30, 2025
	Borrowings Outstanding	USD Equivalent Outstanding
Euro fixed rate instruments:
0.875% Notes - due 2026	€600	$707
4.375% Notes - due 2027	850	$1,002
4.500% Notes - due 2030	650	766
GBP fixed rate instruments:
2.875% Notes - due 2029	£250	$343

In millions			June 30, 2025
Credit Facilities	Borrowing Currency	Capacity	Borrowings Outstanding	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2025-2029	EUR	€200	€188	$221
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	£1,250	€970	$1,143
Uncommitted facility	GBP, EUR, USD	£50	€55	$65
Committed bank facility maturing December 2026	GBP, EUR, USD	€60	€—	$—

During the first quarter of 2025, the Company borrowed $64 million under these foreign denominated credit facilities.

During the second quarter of 2025, the Company borrowed $120 million under these foreign denominated credit facilities. The Company also reduced the outstanding balance of the amortizing credit facility by $15 million.

During the second quarter of 2025, the Company issued approximately $95 million of industrial development bonds (IDBs) with an interest rate of 4.2% and maturity date of May 1, 2034. The proceeds were used to repay approximately $95 million of IDBs with interest rates of 1.38% that matured on June 16, 2025. The Company had an additional issuance of an approximately $70 million IDB with an interest rate of 4.0% and a maturity date of September 1, 2032. The Company had debt reductions related to environmental development bonds (EDBs) that matured on June 16, 2025, of $7 million with an interest rate of 1.6% and $20 million with an interest rate of 1.38%.

At June 30, 2025, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structure disclosed in Note 14 - Variable Interest Entities) by calendar year were as follows: $112 million in 2025; $1.0 billion in 2026; $2.6 billion in 2027; $737 million in 2028; $381 million in 2029 and $5.1 billion thereafter.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2025, we were in compliance with our debt covenants.

At June 30, 2025, the fair value of International Paper’s $9.9 billion of debt was approximately $9.6 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	June 30, 2025	December 31, 2024
Electricity contracts (MWh)	0.7	0.3
Natural gas contracts (MWh)	6.9	—
Carbon credit contracts (tons)	0.8	—
External debt (EUR)	€3,313	€—

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$—	$—	$(52)	$—
Derivatives in Net Investment Hedging Relationships:
External debt	$(85)	$—	$(77)	$—

Based on our valuation at June 30, 2025, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCI on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income				Location of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(7)	$—	$(6)	$—	Cost of products sold
Interest rate contract	(1)	—	(1)	—	Interest expense, net
Total	$(8)	$—	$(7)	$—

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(28)	$—	$(23)	$—	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	20	(2)	14	(11)	Cost of products sold

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$8		$—		$49		$—
Derivatives not designated as hedging instruments
Commodity contracts	50		3		42		—
Total derivatives	$58	(a)	$3	(b)	$91	(c)	$—

(a)Includes $33 million recorded in Other current assets and $25 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $3 million recorded in Other current assets in the accompanying condensed consolidated balance sheet.
(c)Includes $75 million recorded in Other current liabilities and $16 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.

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

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Plan, is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Service cost	$11	$14	$21	$27
Interest cost	126	112	250	223
Expected return on plan assets	(157)	(148)	(308)	(296)
Actuarial loss	17	20	35	39
Amortization of prior service cost	4	3	8	6
Settlement	—	—	8	—
Termination benefits	2	—	2	—
Net periodic pension expense (income)	$3	$1	$16	$(1)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2025 or 2024. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $38 million and $11 million for the six months ended June 30, 2025 and 2024, respectively.

NOTE 18 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP') authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). On December 9, 2024, the MDCC approved the 2025 Long-Term Incentive Plan (the "2025 LTIP"), pursuant to the 2024 LTICP, approving a sole performance metric of 100% relative total shareholder return ("TSR") for performance stock unit awards, effective January 1, 2025. As of June 30, 2025, 7.0 million shares were available for grant under the LTICP.

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

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Total stock-based compensation expense (selling and administrative)	$27	$26	$59	$35
Income tax benefits related to stock-based compensation	—	—	38	13

At June 30, 2025, $123 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

During the first six months of 2025, the Company granted 1.0 million performance units at an average grant date fair value of $66.59 and 0.9 million time-based units at an average grant date fair value of $54.17.

NOTE 19 - BUSINESS SEGMENT INFORMATION

As a result of the completed acquisition of DS Smith on January 31, 2025, the CODM reviews and manages the financial results and operations of the following segments on the basis of the new organizational structure: Packaging Solutions North America, Packaging Solutions EMEA and Global Cellulose Fibers. The Packaging Solutions EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the EMEA DS Smith business. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new Packaging Solutions EMEA segment for all prior periods. The North America DS Smith business has been included in the Packaging Solutions North America segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the Packaging Solutions North America segment for all prior periods.

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

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months and six months ended June 30, 2025 and 2024. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings (loss).

	Three Months Ended June 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$3,860	$2,291	$628	6,779
Corporate and Intrasegment Sales				(12)
Total Net Sales				6,767

Less:
Cost of products sold	2,695	1,699	457
Selling and administrative expenses	340	154	56
Depreciation and amortization	236	195	49
Distribution expenses	281	235	63
Other segment items (a)	31	9	7
Business Segment Operating Profit (Loss)	277	(1)	(4)	272

Interest Expense, net				107
Adjustment for less than wholly owned subsidiaries (b)				—
Corporate expenses, net				19
Net special items (i)				35
Non-operating pension (income) expense				(5)
Earnings (loss) before income taxes and equity earnings (loss)				$116
(i)Includes a charge of $55 million for transaction and other costs related to the DS Smith acquisition, a charge of $7 million for costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $51 million related to the sale of EMEA plants and a net charge of $24 million for other items.

	Six Months Ended June 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$7,562	$3,841	$1,271	$12,674
Corporate and Intrasegment Sales				(6)
Total Net Sales				12,668

Less:
Cost of products sold	5,264	2,846	917
Selling and administrative expenses	622	247	98
Depreciation and amortization	649	302	100
Distribution expenses	547	386	129
Other segment items (a)	61	15	14
Business Segment Operating Profit (Loss)	419	45	13	477

Interest Expense, net				188
Adjustment for less than wholly owned subsidiaries (b)				(1)
Corporate expenses, net				27
Net special items (i)				284
Non-operating pension (income) expense				(2)
Earnings (loss) before income taxes and equity earnings (loss)				$(19)

(i)Includes a charge of $276 million for transaction and other costs related to the DS Smith acquisition, a charge of $85 million for severance and other costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $51 million related to the sale of EMEA plants, a net gain of $67 million related to the sale of fixed assets primarily associated with our permanently closed Orange, Texas containerboard mill and a net charge of $41 million for other items.

	Three Months Ended June 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$3,628	$328	$717	$4,673
Corporate and Intrasegment Sales				61
Total Net Sales				4,734

Less:
Cost of products sold	2,538	252	483
Selling and administrative expenses	316	25	61
Depreciation and amortization	186	16	59
Distribution expenses	281	23	75
Other segment items (a)	26	2	8
Business Segment Operating Profit (Loss)	281	10	31	322

Interest Expense, net				55
Adjustment for less than wholly owned subsidiaries (b)				(1)
Corporate expenses, net				23
Net special items				49
Non-operating pension (income) expense				(10)
Earnings (loss) before income taxes and equity earnings (loss)				$206

	Six Months Ended June 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Global Cellulose Fibers	Total
Net Sales	$7,114	$676	$1,421	$9,211
Corporate and Intrasegment Sales				142
Total Net Sales				9,353

Less:
Cost of products sold	5,026	512	1,033
Selling and administrative expenses	600	50	119
Depreciation and amortization	389	32	113
Distribution expenses	569	45	157
Other segment items (a)	57	3	15
Business Segment Operating Profit (Loss)	473	34	(16)	491

Interest Expense, net				101
Adjustment for less than wholly owned subsidiaries (b)				(3)
Corporate expenses, net				47
Net special items				77
Non-operating pension (income) expense				(22)
Earnings (loss) before income taxes and equity earnings (loss)				$291

Assets

In millions	June 30, 2025	December 31, 2024
Packaging Solutions North America	$16,688	$14,501
Packaging Solutions EMEA	18,789	1,276
Global Cellulose Fibers	2,800	2,857
Corporate and other	4,099	4,166
Assets	$42,376	$22,800

Capital Expenditures

In millions	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Packaging Solutions North America	$401	$343
Packaging Solutions EMEA	265	25
Global Cellulose Fibers	70	68
Subtotal	736	436
Corporate and other	16	13
Capital Expenditures	$752	$449

External Sales By Segment (c)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Packaging Solutions North America	$3,803	$3,603	$7,471	$7,063
Packaging Solutions EMEA	2,291	328	3,841	676
Global Cellulose Fibers	624	715	1,261	1,419
Other	49	88	95	195
Net Sales	$6,767	$4,734	$12,668	$9,353

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

NOTE 20 - SUBSEQUENT EVENTS

On July 29, 2025, 12 containerboard producers, including International Paper, were named as defendants in a purported class action complaint that alleges a civil violation of Sections 1 and 3 of the Sherman Act. The suit is captioned Artuso Pastry Foods Corp v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning in November 1, 2020 through the time of filing, conspired to fix, raise, maintain, and/or stabilize prices of containerboard products and finished packaging products made from containerboard. The alleged class is formed from persons who purchased containerboard products directly from one or more defendants for use or delivery in the United States during the period November 1, 2020 to the present. The complaint seeks to recover an unspecified amount of treble damages, injunctive relief, attorneys’ fees and actual damages on behalf of the purported class.

Given the early stage of the claim and our intention to defend robustly against such claim, it is too early to predict or reasonably estimate the overall outcome or ultimate potential liability (if any) that might be incurred. There can be no guarantee that the aggregate of possible damages could not have a material impact on our financial condition.

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

EXECUTIVE SUMMARY

Net earnings (loss) were $75 million ($0.14 per diluted share) in the second quarter of 2025, compared with $(105) million ($(0.24) per diluted share) in the first quarter of 2025 and $498 million ($1.41 per diluted share) in the second quarter of 2024. The Company generated Adjusted operating earnings (a non-GAAP measure defined below) of $105 million ($0.20 per diluted share) in the second quarter of 2025, compared with $101 million ($0.23 per diluted share) in the first quarter of 2025 and $193 million ($0.55 per diluted share) in the second quarter of 2024.

International Papers’ second quarter results, compared to the first quarter of 2025, reflect higher sales and earnings through the successful execution of sales price increases along with favorable volume in our Packaging Solutions North America segment ("PS NA"). The second quarter of 2025 reflects one additional month of DS Smith activity in both our PS NA and Packaging Solutions EMEA ("PS EMEA") segments. Industry demand in North America has been relatively stable, but softer than last year as economic uncertainty from tariffs continues to impact industrial production and box demand across the manufacturing sector. In our PS EMEA segment, weaker market demand driven by macroeconomic volatility was a headwind in the second quarter of 2025. Box shipments slowed sequentially in the second quarter by approximately 1%, primarily driven by softness in April and May although we saw signs of volume recovery in June. We continue to actively monitor recent changes in trade policy, particularly newly implemented tariffs affecting goods imported in the United States. While the full scope of the financial impact remains under evaluation, our risk management and supply chain teams are engaged in contingency planning to mitigate potential disruptions. We continued to make progress in our commercial efforts through a focus on our customers and growing the business in attractive markets. We also took several cost-out actions in the second quarter, including announced facility closures in North America and EMEA, as part of our overall effort to reduce complexity and minimize costs, which enables us to reinvest to build an advantaged cost position. We remain committed to the pursuit and execution of our commercial and cost-out actions.

The following is a discussion, by segment, of the second quarter of 2025 performance compared to the first quarter of 2025 as well as the third quarter of 2025 outlook. Second quarter of 2025 operating profit in our PS NA segment was $277 million versus $142 million in the first quarter of 2025. Price and mix was higher from the realization of prior index movements, especially in local accounts and we expect this to continue in the third quarter of 2025. Volume was seasonally higher in the second quarter of 2025 and we expect this trend to continue in the third quarter of 2025 as we onboard our strategic wins. Operations and costs in the second quarter of 2025 was unfavorable sequentially, primarily driven by the non-repeat of favorable items from the first quarter of 2025 along with additional costs associated with footprint and business optimization actions, inventory valuation adjustments and increased employee benefit costs in the second quarter of 2025. Operations and costs also included unplanned costs from the natural gas curtailment we experienced at our Valliant, Oklahoma mill. These unfavorable costs were partially offset by footprint optimization benefits from the Campti, Louisiana mill closure and other prior cost-out initiatives. For the third quarter, operations and costs are anticipated to be favorable due to the non-repeat of unfavorable items in the second quarter, continued benefits from cost-out actions and focused performance improvement. Planned maintenance outage costs were sequentially higher with the second quarter being the heaviest outage quarter of 2025 and are expected to be lower in the third quarter coming off the peak activity. Input costs were lower in the second quarter of 2025 due to lower energy and fiber costs but we expect higher input costs in the third quarter due to increased energy costs. Depreciation and amortization was lower in the second quarter of 2025 associated with the non-repeat of the accelerated depreciation from the Campti, Louisiana mill closure, offset by an additional month of depreciation for DS Smith North American assets and updates to DS Smith purchase price accounting values.

Second quarter 2025 operating loss in our PS EMEA business was $1 million versus operating profit of $46 million in the first quarter of 2025. Price and mix was sequentially higher in the second quarter of 2025 due to prior index movements and higher external paper sales. We expect price and mix to be higher in the third quarter of 2025 on continued realization of prior index movements. Volume was lower in the second quarter of 2025 due to the overall soft demand environment. We expect improved volume in the third quarter of 2025 due to an improving demand environment along with the benefits of confirmed strategic wins. Operations and costs in the second quarter of 2025 were sequentially higher driven by the non-repeat of favorable first quarter of 2025 items, including energy credits recognized in the prior quarter. In the region, input costs were higher in the second quarter driven by higher fiber costs that were offset by lower energy costs. Operations and costs are expected to be lower in the third quarter of 2025 as we realize the benefits of cost- out initiatives. Input costs were sequentially flat versus the first quarter of 2025, and we expect some improvement in the third quarter of 2025 on lower fiber costs. Depreciation and amortization was higher in the second quarter of 2025 associated with an additional month of depreciation for DS Smith EMEA assets and updates to DS Smith purchase price accounting values.

Second quarter of 2025 operating loss in our Global Cellulose Fibers business was $4 million versus operating profit of $17 million in the first quarter of 2025. Price and mix was higher versus the first quarter of 2025 on the realization of prior index movements. We expect price and mix to be lower in the third quarter of 2025 on lower price realization from prior index movements and lower energy credits sales compared to the first half of 2025. Volume was sequentially lower in the second quarter of 2025 due to higher maintenance outage activity. We expect volumes to be higher in the third quarter of 2025 in response to lower outage activity in the quarter. Operations and costs were sequentially higher in the second quarter of 2025 due to the timing of spend on turbine maintenance, partially offset by improved mill reliability. We expect improved operations and costs in the third quarter on the non-repeat of the second quarter turbine maintenance and continued mill reliability improvement. Planned maintenance outage costs were higher in the second quarter of 2025 as we have now completed 80% of planned outages which will result in lower maintenance outage costs in the third quarter of 2025. Finally, input costs were lower in the second quarter of 2025 on lower energy costs which are expected to increase in the third quarter of 2025. We are pursuing strategic options for our Global Cellulose Fibers business. There is no assurance that this process will result in any transaction or other outcome. See “Item 1A Risk Factors - There are risks associated with our pursuit of strategic options of our Global Cellulose Fibers business, and there is no assurance that this process will result in any transactions or other outcome."

Divestiture of European Corrugated Box Plants

On June 30, 2025, the Company completed the sale of five corrugated box plants in Europe as part of its remedy package for the previously disclosed acquisition of DS Smith. The divested assets include (i) three plants in Normandy, France (namely, one box plant in Saint-Amand, one box plant in Mortagne, and one sheet plant in Cabourg); (ii) one box plant in Ovar, Portugal; and (iii) one box plant in Bilbao, Spain. The sale of these plants was agreed to with the European Commission as a remedy for IP’s acquisition of DS Smith, as published on the European Commission’s website on January 24, 2025.

This divestiture follows the Company’s acquisition of DS Smith, which closed on January 31, 2025. As part of the transaction, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of approximately 178 million new shares of IP common stock. Holders of these shares owned roughly 34.1% of the Company’s outstanding share capital post-closing. The total purchase consideration was approximately $9.9 billion, based on the closing share price of $55.63. Subsequently, on February 4, 2025, the new shares began trading under the symbol “IP” on the New York Stock Exchange and under “IPC” on the London Stock Exchange via a secondary listing. The combined Company’s global headquarters remains in Memphis, Tennessee, with its EMEA headquarters established at DS Smith’s London office.

Macroeconomic and Market Conditions

In the second quarter, the Company navigated a dynamic macroeconomic environment marked by cost pressures, shifting consumer demand, elevated interest rates and evolving global trade policies. These factors, along with heightened geopolitical tensions, are contributing to broader consumer uncertainty and impacting industrial demand.

We continue to actively monitor recent changes in trade policy, particularly newly implemented tariffs affecting goods imported into the United States. Economic uncertainty from tariffs continues to impact industrial production and box demand across the manufacturing sector.

The OBBBA enacted in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. With staggered effective dates beginning in 2025 and extending through 2027, the Company is actively evaluating the OBBBA’s potential implications on its consolidated financial statements.

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

	Three Months Ended June 30,		Three Months Ended March 31,
In millions	2025	2024	2025
Net earnings (loss)	$75	$498	$(105)
Add back - Non-operating pension expense (income)	(5)	(10)	3
Add back - Net special items expense (income)	35	49	249
Income taxes - Non-operating pension and special items (a)	—	(344)	(46)
Adjusted operating earnings (loss)	$105	$193	$101
(a)    For the three months ended June 30, 2025, this amount includes a tax expense of $1 million on the non-operating pension expense and a tax benefit of $1 million associated with special items. The three months ended June 30, 2024 include a tax benefit of $338 million related to internal legal entity restructuring. This amount also includes a tax expense of $2 million on the non-operating pension incomes and a tax benefit of $8 million associated with special items. The three months ended March 31, 2025 includes a tax benefit of $1 million on the non-operating pension expense and a tax benefit of $45 million associated with special items.

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	June 30,						March 31,
	2025			2024			2025
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
DS Smith combination costs	$32	$29	(a)	$17	$17	(a)	$221	$183	(a)
Severance and other costs	39	34	(b)	—	—		83	63	(b)
Global Cellulose Fibers strategic options costs	15	11	(a)	—	—		12	9	(a)
Strategic advisory fees	—	—		12	9	(a)
Environmental remediation adjustments	—	—		25	19	(d)	—	—
Legal reserve adjustments	—	—		—	—		—	—
Net (gain) loss on sale of business	(51)	(40)	(c)	—	—
Net (gain) loss on sale of fixed assets	—	—		(5)	(4)	(e)	(67)	(51)	(e)
Total	35	34		49	41		249	204
Tax expense (benefit)
Tax benefit related to internal legal entity restructuring	—	—		—	(338)	(f)
Tax Total	—	—		—	(338)		—	—
Total Net Special Items	$35	$34		$49	$(297)		$249	$204

(a)	Transaction and other costs that the Company believes are not reflective of the Company's underlying operations recorded in cost of products sold, selling and administrative expenses and taxes other than payroll and income taxes.
(b)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions recorded in restructuring charges, net.
(c)	Gain on the sale of five European box plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination.
(d)	Environmental remediation adjustments associated with remediation work at a waste pit site at a mill acquired but never operated by the Company, and last utilized by the predecessor owner of the mill.
(e)	Net (gain) loss on the sale of fixed assets related to the sale of assets at our permanently closed Orange, Texas containerboard mill, miscellaneous land and other items that the Company does not believe are reflective of the Company's underlying operations.
(f)	Tax benefit related to internal legal entity restructuring.

The following is a reconciliation of Net earnings (loss) to Adjusted operating earnings (loss) on a per share basis:

	Three Months Ended June 30,		Three Months Ended March 31,
	2025	2024	2025
Diluted earnings (loss) per share	$0.14	$1.41	$(0.24)
Add back - Non-operating pension expense (income) per share	—	(0.02)	0.01
Add back - Net special items expense (income) per share	0.06	0.14	0.57
Income taxes per share - Non-operating pension and special items	—	(0.98)	(0.11)
Adjusted operating earnings (loss) per share	$0.20	$0.55	$0.23

Cash provided by (used for) operations totaled $188 million and $760 million for the first six months of 2025 and 2024, respectively. Free cash flow in the first six months of 2025 and 2024 was $(564) million and $311 million, respectively. Free cash flow is a non-GAAP measure, which equals cash provided by operations less capital expenditures, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Six Months Ended June 30,
In millions	2025	2024
Cash provided by operations	$188	$760
Adjustments:
Capital expenditures	(752)	(449)
Free Cash Flow	$(564)	$311

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

RESULTS OF OPERATIONS
The following summarizes our results of operations for second quarter of 2025 compared with the first quarter of 2025 and the second quarter of 2024:

	Three Months Ended June 30,		Three Months Ended March 31,	Change Compared to March 31, 2025		Change Compared to June 30, 2024
In millions	2025	2024	2025	$	%	$	%
Net sales	$6,767	$4,734	$5,901	$866	15%	$2,033	43%
Cost of products sold	4,876	3,360	4,259	617	14%	1,516	45%
Selling and administrative expenses	578	453	530	48	9%	125	28%
Depreciation and amortization	480	261	571	(91)	(16)%	219	84%
Distribution expenses	578	379	483	95	20%	199	53%
Taxes other than payroll and income taxes	49	35	93	(44)	(47)%	14	40%
Restructuring charges, net	39	—	83
Net (gains) losses on sales and impairments of businesses	(51)	—	—
Net (gains) losses on sale of fixed assets	—	(5)	(67)
Interest expense, net	107	55	81	26	32%	52	95%
Non-operating pension expense (income)	(5)	(10)	3
Earnings (loss) before income taxes and equity earnings (loss)	116	206	(135)
Income tax provision (benefit)	40	(293)	(31)
Equity earnings (loss), net of taxes	(1)	(1)	(1)
Net earnings (loss)	$75	$498	$(105)
Diluted earnings (loss) per share	$0.14	$1.41	$(0.24)
Three Months Ended June 30, 2025 Compared to the Three Months Ended March 31, 2025 and the Three Months Ended June 30, 2024
Refer to the Effects of Net Special Items Expense (Income) section on page 32 for details of net special items expense (income) discussed below.
Net sales
The increase in the second quarter of 2025 compared to the first quarter of 2025 and the second quarter of 2024 was primarily driven by the addition of the DS Smith business and the three months of activity in the second quarter of 2025 compared to two months of activity in the first quarter of 2025. Additional details on net sales are provided in the Business Segment Operating Results section below.
Cost of products sold

Net special items charges of $25 million and $70 million in the second quarter of 2024 and the first quarter of 2025, respectively, are included in cost of products sold. The second quarter of 2025 includes $1.6 billion for DS Smith and the first quarter of 2025 includes $1.09 billion for DS Smith (including $70 million of special items charges). Cost of products sold includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025. For legacy IP, compared to the first quarter of 2025, there were increases of $55 million in raw materials and $109 million in maintenance and labor expense, offset by decreases of $52 million in fuel and other expenses. Compared to the second quarter of 2024, cost of products sold was impacted by decreases in raw materials and operating materials of $218 million, offset by an increase of $182 million in maintenance and fuel expense.

Selling and administrative expenses

Net special items charges of $47 million, $29 million and $113 million in the second quarter of 2025 and 2024 and the first quarter of 2025, respectively, are included in selling and administrative expenses. The second quarter of 2025 includes $144 million for DS Smith (including $15 million of special items charges) and the first quarter of 2025 includes $123 million for DS Smith (including $49 million of special items charges). Selling and administrative expenses includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025. For legacy IP, compared to the first quarter of 2025, there were increases in incentive compensation of $10 million and medical benefit costs of $15 million. Compared to the second quarter of 2024, there were decreases in medical benefit costs of $10 million and incentive compensation of $45 million.

Depreciation and amortization

Depreciation expense for the first quarter of 2025 includes $197 million for accelerated depreciation related to the Campti, Louisiana mill closure and other 80/20 strategic actions. The second quarter of 2025 and the first quarter of 2025 includes $214 million and $107 million, respectively, for DS Smith. Depreciation and amortization includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025. Depreciation and amortization expense in the second quarter of 2025 is higher primarily due to the changes in the valuation of intangible assets and property plant, and equipment along with changes to estimated lives associated with the acquisition accounting of DS Smith. Depreciation and amortization expense is based on an estimate of asset fair values and will be updated throughout the calendar year as we complete the purchase price allocation.
Distribution expenses
The second quarter of 2025 includes $228 million compared to $140 million in the first quarter of 2025 for DS Smith. Distribution expenses includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025. For legacy IP, compared to the first quarter of 2025, there was an increase in freight expense of $8 million and compared to the second quarter of 2024, there were decreases in freight expense and warehousing expense of $29 million.

Taxes other than payroll and income taxes
Net special items charges of $50 million in the first quarter of 2025 are included in taxes other than payroll and income taxes. The second quarter of 2025 includes $10 million compared to $5 million in the first quarter of 2025 for DS Smith. For legacy IP, taxes other than payroll and income taxes includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025.
Interest expense, net
The second quarter of 2025 includes $45 million compared to $24 million in the first quarter of 2025 for DS Smith. Interest expense, net includes three months of DS Smith activity in the second quarter of 2025 compared to two months in the first quarter of 2025.
Income tax provision (benefit)
An income tax provision of $40 million was recorded for the second quarter of 2025 and the reported effective income tax rate was 34%. Excluding a benefit of $1 million related to the tax effects of net special items and an expense of $1 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 27% for the second quarter of 2025.

An income tax benefit of $31 million was recorded for the first quarter of 2025 and the reported effective income tax rate was 23%. Excluding a benefit of $45 million related to the tax effects of net special items and benefit of $1 million related to the tax effects of non-operating pension expense, the operational effective income tax rate was 13% for the first quarter of 2025. The operational and reported effective income tax rates were higher in the second quarter of 2025 than in the first quarter of 2025 primarily due to decreased tax expense related to equity-based compensation that occurred in the first quarter.

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

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision (a non-GAAP financial measure) and the reported effective income tax rate to the operational effective income tax rate (a non-GAAP financial measure):

	Three Months Ended
	June 30,				March 31,
In millions (except rates)	2025		2024		2025
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$40	34%	$(293)	(142)%	$(31)	23%
Income tax effect - non-operating pension (income) expense and special items	—		344		46
Operational Tax Provision and Operational Effective Tax Rate	$40	27%	$51	21%	$15	13%

The operational income tax provision and operational effective income tax rate are non-GAAP financial measures and are calculated by adjusting the earnings (loss) before income taxes and equity earnings (loss), income tax provision (benefit) and rate to exclude net special items and non-operating pension expense (income). The most directly comparable GAAP measures are the reported income tax provision and effective income tax rate, respectively. Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

BUSINESS SEGMENT OPERATING RESULTS

The Company currently operates in three segments: Packaging Solutions North America (PS NA), Packaging Solutions EMEA (PS EMEA) and Global Cellulose Fibers.

The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting." For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit (loss) is calculated, see Note 19 - Business Segment Information to the Condensed Notes to the Consolidated Financial Statements.

PS NA

	2025			2024
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$3,860	$3,702	$7,562	$3,628	$3,486	$7,114
Business Segment Operating Profit (Loss)	$277	$142	$419	$281	$192	$473

PS NA results include sales of $173 million and business segment operating profit (loss) of $(33) million for the legacy DS Smith North America business in the second quarter of 2025 compared with sales of $127 million and business segment operating profit (loss) of $(9) million in the first quarter of 2025. The financial results of the PS NA segment include three months in the second quarter compared with two months in the first quarter for the DS Smith North America business. For legacy IP PS NA, sales were higher compared to the first quarter of 2025 driven by higher average sales prices for boxes and export containerboard reflecting prior index movements and seasonally higher box volumes. Cost of products sold increased by $84 million and was impacted by higher manufacturing costs, including planned maintenance downtime costs, partially offset by lower input costs. Depreciation and amortization expense decreased by $196 million driven by the non-repeat of $193 million of accelerated depreciation associated with the previously announced closure of our Red River containerboard mill in Campti, Louisiana. Selling and administrative expenses increased by $55 million driven by higher overhead costs, including the non-repeat of favorable employee medical costs in the first quarter of 2025.
Compared with the second quarter of 2024, IP legacy PS NA sales in the second quarter of 2025 were higher driven by higher sales prices, partially offset by lower sales volumes reflecting the impact of our box go-to-market strategy. Cost of products sold increased by $12 million as the impact of higher manufacturing costs, including planned maintenance downtime costs and input costs, was partially offset by lower sales volumes. Selling and administrative expenses increased by $17 million and was impacted by higher overhead costs. Distribution expense decreased by $17 million and was impacted by lower sales volumes.
Entering the third quarter of 2025, sales volumes are expected to be seasonally higher compared to the second quarter of 2025. Sales are also expected to be impacted by prior index movements. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be lower in the third quarter of 2025 compared with the second quarter of 2025. Input costs are expected to be higher driven by energy costs.

PS EMEA

	2025			2024
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$2,291	$1,550	$3,841	$328	$348	$676
Business Segment Operating Profit (Loss)	$(1)	$46	$45	$10	$24	$34

PS EMEA results include sales of $1.9 billion and business segment operating profit (loss) of $(10) million for the legacy DS Smith EMEA business in the second quarter of 2025 compared with sales of $1.2 billion and business segment operating profit (loss) of $13 million in the first quarter of 2025. The financial results of the PS EMEA segment include three months in the second quarter compared with two months in the first quarter for the DS Smith EMEA business. Compared with the first quarter of 2025, sales were higher driven by higher sales prices reflecting prior price increases and higher external paper sales, partially offset by lower volumes reflecting seasonality and a soft demand environment. Cost of products sold increased and was impacted by higher fiber costs partially offset by lower energy costs and higher planned maintenance downtime costs. Selling and administrative expenses increased driven by higher overhead costs. Depreciation and amortization expense in the second quarter of 2025 is higher primarily due to the changes in the valuation of intangible assets and property, plant and equipment along with changes to estimated lives associated with the acquisition accounting of DS Smith. Depreciation and amortization expense is based on an estimate of asset fair values and will be updated throughout the calendar year as we complete the purchase price allocation.

Compared with the second quarter of 2024, legacy IP PS EMEA sales in the second quarter of 2025 were higher driven by higher sales prices for paper. Cost of products sold were slightly higher, reflecting higher input costs. Selling and administrative expenses were $8 million higher compared to the first quarter of 2024 driven by higher overhead costs.

Looking ahead to the third quarter of 2025, sales are expected to be higher. Operating costs are expected to be lower. Input costs are expected to be lower, driven by fiber costs. Planned maintenance downtime costs are expected to be higher in the third quarter of 2025.

Global Cellulose Fibers

	2025			2024
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Sales	$628	$643	$1,271	$717	$704	$1,421
Business Segment Operating Profit (Loss)	$(4)	$17	$13	$31	$(47)	$(16)

Global Cellulose Fibers sales were lower for the second quarter of 2025 compared with the first quarter of 2025, as higher sales prices from prior index movements were more than offset by lower volumes driven by the heavy outage quarter. Cost of products sold was slightly lower and was impacted by lower sales volumes and lower energy costs offset by planned maintenance downtime costs. Selling and administrative expenses increased $13 million driven by higher overhead costs, including the non-repeat of favorable employee medical costs in the first quarter of 2025. Distribution costs were lower reflecting lower sales volumes.
Compared with the second quarter of 2024, sales in the second quarter of 2025 were lower, as higher average sales prices and an improved product mix were more than offset by lower commodity volumes driven by the mill strategic actions taken in the fourth quarter of 2024. Cost of products sold decreased $25 million and was impacted by lower sales volumes partially offset by higher planned maintenance downtime costs. Selling and administrative expense was $5 million lower driven by lower overhead costs. Distribution costs were $13 million lower reflecting lower sales volumes.

Entering the third quarter of 2025, sales are expected to be lower. Planned maintenance downtime costs in the third quarter of 2025 are expected to be lower compared with the second quarter of 2025. Operating costs are expected to be lower. Input costs are expected to be higher driven by energy costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations totaled $188 million and $760 million for the first six months of 2025 and 2024, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $(683) million for the six months ended June 30, 2025 compared with cash provided by (used for) working capital components of $12 million for the six months ended June 30, 2024. The change in cash provided by operations in the first six months of 2025 compared to the comparable 2024 six-month period was primarily due to significant payments made in the first quarter of 2025 that impacted operating cash flow by approximately $670 million, including $240 million of DS Smith transaction costs and $80 million of severance payments, as well as incentive compensation and other benefit payments.

Cash provided by (used for) investment activities totaled $(38) million in the first six months of 2025 compared with $(446) million in the first six months of 2024. The increase in cash provided by investment activities is mainly due to proceeds from the sale of fixed assets of $89 million, proceeds from divestitures, net of transaction costs of $138 million, proceeds from insurance recoveries of $28 million and net cash acquired from acquisitions of $419 million, offset by higher capital expenditures of $303 million.

Capital expenditures totaled $752 million in the first six months of 2025, compared to $449 million in the first six months of 2024. Full-year 2025 capital expenditures are currently expected to be approximately $1.8 billion to $1.9 billion, or 90% to 95% of depreciation and amortization.

Financing activities for the first six months of 2025 included a $200 million net increase in debt versus a $8 million net decrease in debt during the comparable 2024 six-month period.

During the second quarter of 2025, the Company had no borrowings outstanding under its commercial paper program and its USD denominated committed bank facility.

See Note 15 - Debt to the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the six months ended June 30, 2025.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2025, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At June 30, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At June 30, 2025, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 15 - Debt to the Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. The financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of June 30, 2025, the Company had no borrowings outstanding under the commercial paper program.

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

In March 2025, the Company amended and restated its £1.25 billion credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings and provides for interest rates at a floating rate index plus a pre-determined margin. Credit facility borrowings are denominated in the currency that aligns with the Company's cashflows. At June 30, 2025, the Company had €970 million (approximately $1.1 billion) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at June 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The credit facility agreement provides for interest rates at a fixed rate for each facility. At June 30, 2025, the Company had €188 million (approximately $221 million) borrowings outstanding under the €200 million credit facility agreement. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at June 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

The Company also has a €60 million committed bank facility that matures in December 2026. In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings. At June 30, 2025, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At June 30, 2025 the Company had €55 million (approximately $65 million) borrowings outstanding under this agreement.

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

During the first six months of 2025, International Paper used 3.5 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholdings during the first six months of 2025. Payments of restricted stock withholding taxes totaled $63 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of June 30, 2025. During the six months ended June 30, 2025, no shares of common stock were repurchased under our share repurchase program.

During the first six months of 2024, International Paper used approximately 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, related to restricted stock tax withholding during the first three months of 2024. Payments of restricted stock withholding taxes totaled $22 million. During the six months ended June 30, 2024, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $488 million and $321 million for the first six months of 2025 and 2024, respectively. Dividends were $0.9250 per share for the first six months of 2025 and 2024.

Our U.S. and U.K. qualified pension plans are currently fully funded.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. Except as described below, the Company has not made any changes in these critical accounting policies during the first six months of 2025.

Business Combinations

The Company’s acquisitions of businesses are accounted for in accordance with ASC 805, "Business Combinations." We allocate the total purchase price of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cashflows, anticipated growth rates, discount rates, appraisals, market valuations, estimated replacement costs and depreciation, and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer relationships and lists and tradenames, patents, trademarks and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of earnings. Subsequent actual results of the underlying business activity supporting the goodwill and specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of corporate transactions or contemplated acquisitions, including our completed business combination with DS Smith Limited (“DS Smith”). Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our business combination with DS Smith; (ii) our ability to integrate and implement our plans, forecasts, the internal control framework of DS Smith, including assessment of its internal control over financial reporting, and other expectations with respect to the combined company, including in light of our increased scale and global presence; (iii) risks associated with our strategic business decisions including facility closures, business exits, operational changes, and portfolio rationalizations intended to support the Company’s 80/20 strategic approach for long-term growth; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental and antitrust related matters; (vii) the level of our indebtedness, including our obligations related to becoming the guarantor of the Euro Medium Term Notes as a result of our acquisition of DS Smith, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (ix) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, including in light of our increased proportion of assets, liabilities and earnings denominated in foreign currencies as a result of our business combination with DS Smith, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xiv) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) the qualification of the Sylvamo Corporation spin-off as a tax-free transaction for U.S. federal income tax purposes; (xvii) risks associated with our pursuit of strategic options for our Global Cellulose Fibers business, including the costs and expenses related to a potential transaction, the diversion of management’s attention, our ability to identify and attract potential buyers and negotiate definitive transaction documentation, the completion of any such transaction, and the possibility of asset impairment charges arising from or in connection with any such transaction; (xviii) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xix) our ability to maintain effective internal control over financial reporting; and (xx) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting:

As previously disclosed, on January 31, 2025, we completed the acquisition of the entire issued and to be issued share capital of DS Smith. See Note 8 - Acquisitions to the Condensed Consolidated Financial Statements for additional information. We are in the process of integrating DS Smith into our systems and control environment, including an assessment of DS Smith's internal controls over financial reporting. This ongoing integration process may result in changes in our internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

A discussion of material developments regarding certain legal proceedings involving the Company occurring in the period covered by this Form 10-Q is found in Note 13 - Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements in this Form 10-Q, which is incorporated by reference herein. Except as set forth in Note 13 – Commitments and Contingencies of the Condensed Notes to the Consolidated Financial Statements and Note 20 - Subsequent Events in this Form 10-Q, the Company is not subject to any administrative or judicial proceeding arising under any Federal, State or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the period ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (Part II, Item 1A), other than as described below.

RISKS RELATED TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

Results of legal proceedings could have a material effect on our consolidated financial results.

We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to antitrust and environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with the legal, regulatory or governmental proceedings or our other loss contingencies or we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results. See Note 13 - Commitments and Contingent Liabilities to the Condensed Notes to the Consolidated Financial Statements for further information.

For example, we (through both International Paper and our DS Smith subsidiaries operating in Italy) are among a number of companies operating in the paper packaging industry subject to a decision by the Italian Competition Authority concerning anti-competitive behavior in Italy. We are further subject to a number of actual and threatened claims for compensation arising out of or relating to the decision by the Italian Competition Authority. In addition, International Paper has been named as a defendant in a purported class action complaint that alleges civil violation of Sections 1 and 3 of the Sherman Act. The complaint alleges that the defendants, beginning in November 1, 2020 through the time of filing, conspired to fix, raise, maintain, and/or stabilize prices of containerboard products and finished packaging products and seeks to recover treble damages, injunctive relief, attorneys’ fees and actual damages.

Given the early stage of the claim and our intention to defend robustly against such claim, it is too early to predict or reasonably estimate the overall outcome or ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages could not have a material impact on our financial condition.

There are risks associated with our review of strategic options for our Global Cellulose Fibers business, and there is no assurance that this review will result in any transaction or other outcome.

We are pursuing strategic options for our Global Cellulose Fibers business following our strategic review of the business. There can be no assurance that this process will result in any kind of transaction or other outcome, or, if any transaction or other outcome occurs, the timing or terms thereof. Moreover, our ability to affect any transaction or other outcome may be dependent on a number of factors that may be beyond our control, such as market conditions, industry trends, regulatory approvals, and the availability of financing on favorable terms. In addition, even if this review ultimately results in a transaction or other outcome, there can be no assurance that such transaction or other outcome will have a positive effect on shareholder value. Further, any transaction related to our Global Cellulose Fibers business, changes in the macroeconomic environment or the impact of tariffs could result in asset impairment charges.

There can also be no assurance that this process will not cause the diversion of management’s attention, interfere with our ability to retain or attract key personnel, disrupt our business, adversely impact important business relationships, adversely impact our financial results, or expose us to litigation.

In addition, we may incur significant costs and expenses in connection with this process. It is also possible that speculation and perceived uncertainties regarding any developments related to this review could cause the market price of our common stock to fluctuate significantly or to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2025 - April 30, 2025	14,573	$53.35	—	$2.96
May 1, 2025 - May 31, 2025	3,708	46.96	—	2.96
June 1, 2025 - June 30, 2025	467	50.14	—	2.96
Total	18,748
(a) 18,748 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), approved and effective as of May 13, 2024. The 2024 LTICP replaced the Amended and Restated 2009 Incentive Compensation Plan. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of June 30, 2025, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) The Company amends and restates its Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 28, 2025.

Chief Financial Officer Promoted to New Role

On February 25, 2025, the Board of Directors (the “Board”), upon recommendation from the Management Development and Compensation Committee (the “Committee”) of International Paper Company (the “Company”), appointed Timothy S. Nicholls, 63, as executive vice president and president – DS Smith, an International Paper company, leading our business in Europe, Middle East and Africa (“EMEA”), effective April 1, 2025. This is a newly created role at the Company. In his new role, Mr. Nicholls will play a pivotal role in leading integration efforts and drive growth in the attractive EMEA region. Mr. Nicholls will oversee all operations within the EMEA region, ensure seamless integration into the Company’s existing infrastructure, and leverage synergies to enhance operational efficiency and drive strategic initiatives.

Mr. Nicholls brings a wealth of experience and knowledge having served as senior vice president and chief financial officer twice, from 2007 to 2011 and since 2018. Mr. Nicholls previously served as senior vice president - Industrial Packaging of the Americas (2017-2018), senior vice president - Industrial Packaging (2014-2016), senior vice president - Printing and Communications Papers of the Americas (2011-2014), vice president and executive project leader of IP Europe (2007), and vice president and chief financial officer - IP Europe (2005-2006). Mr. Nicholls joined International Paper in 1999 following our acquisition of Union Camp Corporation, where he had worked since 1991. He will continue reporting directly to Andrew K. Silvernail, chief executive officer and chairman of the Board.

The Company has not entered into any agreements with Mr. Nicholls or made any changes to the compensation payable to Mr. Nicholls in connection with his appointment to this new position. As previously disclosed in a Current Report on Form 8-K filed on December 13, 2024, the Committee approved an ordinary course salary increase for Mr. Nicholls in accordance with its customary incentive review practices on December 9, 2024. Additional details on Mr. Nicholls’s compensation are set forth in the Compensation Discussion & Analysis section of the Company’s 2024 proxy statement filed with the U.S. Securities and Exchange Commission on April 2, 2024.

There are no arrangements or understandings between Mr. Nicholls and any other persons pursuant to which he was selected as executive vice president and president – DS Smith. There are also no family relationships between Mr. Nicholls and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

New Chief Financial Officer Appointed

Also upon recommendation from the Committee, the Board on February 25, 2025, appointed Lance T. Loeffler, 48, as senior vice president and chief financial officer of the Company, effective April 1, 2025. Mr. Loeffler succeeds Mr. Nicholls in this role. He will report directly to Mr. Silvernail.

Mr. Loeffler joins the Company from Halliburton (NYSE: HAL), provider of services and products to the energy industry, where he most recently served as senior vice president, Middle East and North Africa (2022-2024). Prior to this role, Mr. Loeffler held other positions at Halliburton including executive vice president and chief financial officer (2018-2022), vice president, investor relations (2016-2018) and vice president, corporate development (2014-2016). Prior to his employment with Halliburton, Mr. Loeffler was a director at Deutsche Bank Securities (2010-2014).

The Company entered an employment offer letter dated February 26, 2025 (the “Offer Letter”), with Mr. Loeffler. The Offer Letter has no specified term and Mr. Loeffler’s employment with the Company will be on an at-will basis. The material terms of the Offer Letter are summarized below. The summary does not purport to be complete and is qualified in its entirety by reference to the Offer Letter, a copy of which is attached as Exhibit 10.1 and incorporated herein by reference.

Base Salary and Bonus. Mr. Loeffler will receive an annual base salary of $850,000 and will be eligible for an annual bonus under the Company’s Annual Incentive Plan (“AIP”) with a target amount of 100% of his annual base salary. For 2025, Mr. Loeffler will receive a pro-rata portion of his bonus under the AIP, subject to achievement of the applicable performance metrics on the same terms and conditions as the Company’s Executive Leadership Team.

One-Time Inducement Equity Grant. Mr. Loeffler will receive a one-time, special “inducement grant” of restricted stock units (“RSUs”) with a grant date fair market value of $1,700,000 (“2025 Inducement RSU Award”). The target number of RSUs will be determined by dividing $1,700,000 by the Company’s closing stock price on the business day immediately preceding the grant date. The RSUs will vest ratably over three years commencing on the first anniversary of the grant date, subject to continued service on each applicable vesting date and will vest in full upon an involuntary termination of Mr. Loeffler’s employment by the Company without cause or by Mr. Loeffler for good reason (each, a “Qualifying Termination”) or due to Mr. Loeffler’s death or disability.

Long-Term Incentive Plan. Mr. Loeffler will receive a Long-Term Incentive Plan grant of performance stock units (“PSUs”) for 2025 with a grant date fair value of $3,500,000. The target number of PSUs will be determined by utilizing the closing stock price of the business day immediately preceding the grant date. The PSUs will be eligible to vest on the third anniversary of the grant date, subject to achievement of the applicable performance metrics and Mr. Loeffler’s continued service on such date.

Severance Terms. In the event Mr. Loeffler experiences a Qualifying Termination, he will be entitled to the payments and benefits set forth in the Company’s Executive Severance Plan for Tier II Participants, including (i) a lump sum cash severance payment equal to one and a half times the sum of his base salary and target bonus under the AIP, (ii) a pro-rata annual bonus based on actual performance in the year of termination, (iii) health and welfare benefit continuation for a period of 18 months and (iv) outplacement services for a period of 12 months. In addition, in the event Mr. Loeffler’s employment is terminated by the Company due to a Qualifying Termination or due to divestiture, death, disability, or retirement after reaching age 65, Mr. Loeffler’s (i) outstanding and unvested PSUs will vest pro-rata based on the number of months Mr. Loeffler was in active service during the applicable performance period and subject to the achievement of the applicable performance metrics and (ii) outstanding and unvested RSUs will vest in full.

In the event that Mr. Loeffler experiences a Qualifying Termination, dies, becomes disabled or retires within two years of a change in control of the Company, Mr. Loeffler’s cash severance will be two times the sum of his base salary and target AIP and he will receive two years of Company-subsidized health and welfare benefits continuation and outplacement services.

Other Benefits. Mr. Loeffler will be eligible to participate in the benefit programs available to executive officers of the Company, including, without limitation, participation in the Company’s 401(k) plan and nonqualified deferred compensation savings plan. Mr. Loeffler will also be provided with the Company’s standard relocation benefits.

There are no arrangements or understandings between Mr. Loeffler and any other persons pursuant to which he was selected as chief financial officer. There are also no family relationships between Mr. Loeffler and any director or executive officer of the Company, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Except as set forth above, the Company has not entered into any agreements with Mr. Loeffler in connection with his appointment.

For further details, Mr. Loeffler’s Employment Offer Letter dated February 26, 2025 is filed as Exhibit 10.3 in Part II, Item 6 (Exhibits) of this Form 10-Q.

(b) Not applicable.

(c) During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1*	Notice of Termination of Time Sharing Agreement for Andrew K. Silvernail dated May 13, 2025. +

10.2*	Time Sharing Agreement dated June 13, 2025 by and between Andrew K Silvernail and International Paper Company. +

10.3*	Employment Offer Letter dated February 26, 2025, between International Paper Company and Lance T. Loeffler dated February 26, 2025. +

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101).

* Filed herewith
** Furnished herewith
+ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERNATIONAL PAPER COMPANY (Registrant)

August 7, 2025	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

August 7, 2025	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer