Form 10-Q
period 2025-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2025-11-06
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 31, 2025 was 528,038,317.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Sales	$6,222	$3,979	$17,628	$11,913
Costs and Expenses
Cost of products sold	4,287	2,880	12,514	8,632
Selling and administrative expenses	493	473	1,505	1,222
Depreciation and amortization	1,099	208	2,050	630
Distribution expenses	524	288	1,457	901
Taxes other than payroll and income taxes	40	30	168	92
Restructuring charges, net	342	55	464	58
Net (gains) losses on sales and impairments of businesses	16	—	(35)	—
Net (gains) losses on sales and impairments of assets	15	—	(52)	—
Interest expense, net	85	52	277	156
Non-operating pension expense (income)	(4)	(12)	(6)	(34)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(675)	5	(714)	256
Income tax provision (benefit)	(250)	(107)	(242)	(385)
Equity earnings (loss), net of taxes	(1)	(1)	(3)	(4)
Earnings (Loss) From Continuing Operations	$(426)	$111	$(475)	$637
Discontinued operations, net of taxes	(676)	39	(657)	67
Net Earnings (Loss)	$(1,102)	$150	$(1,132)	$704
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.81)	$0.32	$(0.95)	$1.83
Discontinued operations	(1.28)	0.11	(1.32)	0.19
Net earnings (loss)	$(2.09)	$0.43	$(2.27)	$2.02
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.81)	$0.31	$(0.95)	$1.80
Discontinued operations	(1.28)	0.11	(1.32)	0.19
Net earnings (loss)	$(2.09)	$0.42	$(2.27)	$1.99
Average Shares of Common Stock Outstanding – assuming dilution	528.0	353.4	498.2	353.6
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Earnings (Loss)	$(1,102)	$150	$(1,132)	$704
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	16	18	48	52
Pension and postretirement adjustments:
U.S. plans	—	—	8	—
Change in cumulative foreign currency translation adjustment	4	8	1,059	(41)
Net gains/(losses) on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	(2)	—	(54)	—
Reclassification adjustment for (gains) losses included in net earnings (loss)	8	—	15	—
Total Other Comprehensive Income (Loss), Net of Tax	26	26	1,076	11
Comprehensive Income (Loss)	$(1,076)	$176	$(56)	$715
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$995	$1,062
Accounts and notes receivable, net	4,105	2,402
Contract assets	672	362
Inventories	2,179	1,486
Assets held for sale	1,832	1,016
Other current assets	681	96
Total Current Assets	10,464	6,424
Plants, Properties and Equipment, net	14,500	7,916
Goodwill	7,675	3,038
Intangibles, net	4,172	72
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,345	2,331
Right of Use Assets	679	402
Overfunded Pension Plan Assets	246	93
Long-Term Assets Held For Sale	—	1,876
Deferred Charges and Other Assets	487	648
Total Assets	$40,568	$22,800
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$972	$191
Accounts payable	3,818	2,110
Accrued payroll and benefits	821	680
Liabilities held for sale	439	344
Other current liabilities	1,919	933
Total Current Liabilities	7,969	4,258
Long-Term Debt	8,990	5,362
Deferred Income Taxes	1,917	1,028
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,125	2,120
Long-Term Lease Obligations	450	269
Underfunded Pension Benefit Obligation	310	232
Postretirement and Postemployment Benefit Obligation	123	133
Long-Term Liabilities Held For Sale	—	125
Other Liabilities	1,367	1,100
Equity
Common stock, $1 par value, 2025 – 627.0 shares and 2024 – 448.9 shares	627	449
Paid-in capital	14,393	4,732
Retained earnings	7,517	9,393
Accumulated other comprehensive income (loss)	(646)	(1,722)
	21,891	12,852
Less: Common stock held in treasury, at cost, 2025 – 99.1 shares and 2024 – 101.5 shares	4,574	4,679
Total Equity	17,317	8,173
Total Liabilities and Equity	$40,568	$22,800
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net earnings (loss)	$(1,132)	$704
Depreciation and amortization	2,184	806
Deferred income tax provision (benefit), net	(738)	(606)
Restructuring charges, net	459	59
Net (gains) losses on sales and impairments of businesses	973	—
Net (gains) losses on sales and impairments of assets	(52)	—
Periodic pension (income) expense, net	20	(1)
Other, net	(54)	103
Changes in operating assets and liabilities
Accounts and notes receivable	(166)	(79)
Contract assets	(62)	(1)
Inventories	(53)	49
Accounts payable and other liabilities	(459)	233
Interest payable	(3)	24
Other	(124)	(10)
Cash Provided By (Used For) Operations	793	1,281
Investment Activities
Capital expenditures	(1,207)	(661)
Acquisitions, net of cash acquired	414	—
Proceeds from divestitures, net of transaction costs	138	—
Proceeds from sale of fixed assets	108	5
Proceeds from insurance recoveries	33	25
Other	36	(3)
Cash Provided By (Used For) Investment Activities	(478)	(634)
Financing Activities
Issuance of debt	422	—
Reduction of debt	(193)	(33)
Change in book overdrafts	14	(51)
Repurchases of common stock and payments of restricted stock tax withholding	(64)	(22)
Dividends paid	(733)	(482)
Other	(1)	—
Cash Provided By (Used For) Financing Activities	(555)	(588)
Effect of Exchange Rate Changes on Cash and Temporary Investments	75	(13)
Change in Cash and Temporary Investments	(165)	46
Cash and Temporary Investments
Beginning of period	1,170	1,113
End of period	$1,005	$1,159

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

Global Cellulose Fibers Discontinued Operations

The Company announced on August 21, 2025 that it had reached a definitive agreement with American Industrial Partners ("AIP") to sell its Global Cellulose Fibers business. As a result of the announcement, the Global Cellulose Fibers business is no longer a reportable segment and all current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying condensed balance sheets. See Note 9 - Divestiture for further details regarding the Global Cellulose Fibers business and discontinued operations.

Completed DS Smith Acquisition

As a result of the acquisition of DS Smith, the Chief Operating Decision Maker (CODM) began reviewing and managing the Company’s financial results and operations under a revised structure that reflects the scope of the Company’s continuing operations: Packaging Solutions North America (PS NA) and Packaging Solutions EMEA (PS EMEA). The PS EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the EMEA DS Smith business. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new PS EMEA segment for all prior periods. The North America DS Smith business has been included in the PS NA segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the PS NA segment for all prior periods.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Intangible Assets

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." This guidance provides criteria that must be met for entities to capitalize software development costs and factors to consider if there is significant uncertainty associated with the development activities of the software. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Disaggregated Revenue

	Three Months Ended September 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,738	$—	$15	$3,753
Europe, Middle East and Africa	—	2,310	(1)	2,309
Pacific Rim and Asia	5	—	—	5
Americas, other than U.S.	155	—	—	155
Total	$3,898	$2,310	$14	$6,222
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,464	$—	$17	$3,481
Europe, Middle East and Africa	—	322	—	322
Pacific Rim and Asia	17	—	—	17
Americas, other than U.S.	159	—	—	159
Total	$3,640	$322	$17	$3,979
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,900	$—	$18	$10,918
Europe, Middle East and Africa	—	6,151	(1)	6,150
Pacific Rim and Asia	25	—	—	25
Americas, other than U.S.	535	—	—	535
Total	$11,460	$6,151	$17	$17,628
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,153	$—	$161	$10,314
Europe, Middle East and Africa	—	998	—	998
Pacific Rim and Asia	50	—	—	50
Americas, other than U.S.	551	—	—	551
Total	$10,754	$998	$161	$11,913
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $21 million and $30 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively. The Company also recorded a contract liability of $115 million related to a previous acquisition. The balance of this contract liability was $78 million and $84 million at September 30, 2025 and December 31, 2024, respectively, and is recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2025 and 2024 is provided below:

	Three Months Ended September 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$627	$14,374	$8,865	$(672)	$4,577	$18,617
Issuance of stock for various plans, net	—	19	—	—	(4)	23
Repurchase of stock	—	—	—	—	1	(1)
Common stock dividends ($0.4625 per share)	—	—	(246)	—	—	(246)
Comprehensive income (loss)	—	—	(1,102)	26	—	(1,076)
Ending Balance, September 30	$627	$14,393	$7,517	$(646)	$4,574	$17,317

	Nine Months Ended September 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(70)	—	—	(169)	99
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	64	(64)
Common stock dividends ($1.3875 per share)	—	—	(744)	—	—	(744)
Comprehensive income (loss)	—	—	(1,132)	1,076	—	(56)
Ending Balance, September 30	$627	$14,393	$7,517	$(646)	$4,574	$17,317

	Three Months Ended September 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$449	$4,688	$9,719	$(1,580)	$4,681	$8,595
Issuance of stock for various plans, net	—	22	—	—	—	22
Common stock dividends ($0.4625 per share)	—	—	(164)	—	—	(164)
Comprehensive income (loss)	—	—	150	26	—	176
Ending Balance, September 30	$449	$4,710	$9,705	$(1,554)	$4,681	$8,629

	Nine Months Ended September 30, 2024
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,730	$9,491	$(1,565)	$4,750	$8,355
Issuance of stock for various plans, net	—	(20)	—	—	(91)	71
Repurchase of stock	—	—	—	—	22	(22)
Common stock dividends ($1.3875 per share)	—	—	(490)	—	—	(490)
Comprehensive income (loss)	—	—	704	11	—	715
Ending Balance, September 30	$449	$4,710	$9,705	$(1,554)	$4,681	$8,629

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCI"), net of tax, for the three months and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,272)	$(1,242)	$(1,312)	$(1,276)
Amounts reclassified from accumulated other comprehensive income	16	18	56	52
Balance at end of period	(1,256)	(1,224)	(1,256)	(1,224)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	653	(330)	(402)	(281)
Other comprehensive income (loss) before reclassifications	4	8	1,059	(41)
Balance at end of period	657	(322)	$657	$(322)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(53)	(8)	(8)	(8)
Other comprehensive income (loss) before reclassifications	(2)	—	(54)	—
Amounts reclassified from accumulated other comprehensive income	8	—	15	—
Balance at end of period	(47)	(8)	(47)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(646)	$(1,554)	$(646)	$(1,554)

The following table presents details of the reclassifications out of AOCI for the three months and nine months ended September 30, 2025 and 2024:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)					Location of Amount Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Defined benefit pension and postretirement items:
Prior-service costs	$(4)	$(4)	$(12)	$(10)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(17)	(20)	(52)	(59)	(a)	Non-operating pension expense (income)
Settlement charge	—	—	(8)	—	(a)	Non-operating pension expense (income)
Total pre-tax amount	(21)	(24)	(72)	(69)
Tax (expense) benefit	5	6	16	17
Net of tax	(16)	(18)	(56)	(52)

Net gains and losses on cash flow hedging derivatives:
Commodity contracts	(10)	—	(20)	—	(b)	Cost of products sold
Total pre-tax amount	(10)	—	(20)	—
Tax (expense)/benefit	2	—	5	—
Net of tax	(8)	—	(15)	—
Total reclassifications for the period	$(24)	$(18)	$(71)	$(52)
(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 - Retirement Plans for additional details).
(b)This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 - Derivatives and Hedging Activities for additional details).

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2025	2024	2025	2024
Earnings (loss) from continuing operations	$(426)	$111	$(475)	$637
Weighted average common shares outstanding	528.0	347.4	498.2	347.1
Effect of dilutive securities (a)
Restricted performance share plan	—	6.0	—	6.5
Weighted average common shares outstanding – assuming dilution	528.0	353.4	498.2	353.6
Basic earnings (loss) per share from continuing operations	$(0.81)	$0.32	$(0.95)	$1.83
Diluted earnings (loss) per share from continuing operations	$(0.81)	$0.31	$(0.95)	$1.80
(a) 5.0 million and 5.1 million of securities were anti-dilutive for the three months and nine months ended September 30, 2025, respectively, and were not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

2025: During the three months and nine months ended September 30, 2025, the Company recorded restructuring charges of $342 million and $464 million, respectively. These charges included:

In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Red River mill closure costs (a)	$—	$85
Savannah mill closure costs (b)	135	135
Riceboro mill closure costs (c)	95	95
Resource realignment - PS EMEA (d)	67	97
Resource realignment - PS NA (e)	45	52
	$342	$464

(a) Includes severance charges of $18 million, the majority of which have been paid, inventory charges of $26 million and other charges of $41 million for the nine months ended September 30, 2025. Inventory charges of $25 million are recorded in Inventories, severance charges of $7 million are recorded in Accrued payroll and benefits and other costs of $36 million are recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025.

(b) Includes severance charges of $31 million recorded in Accrued payroll and benefits, $38 million of inventory charges recorded in Inventories and other costs of $66 million recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The majority of the severance charges will be paid in 2025.

(c) Includes severance charges of $12 million recorded in Accrued payroll and benefits, inventory charges of $29 million recorded in Inventories and other costs of $54 million recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The majority of the severance charges will be paid in 2025.

(d) Includes other costs of $67 million and $97 million for the three months and nine months ended September 30, 2025, respectively, for PS EMEA. Severance charges of $79 million are recorded in Accrued payroll and benefits and inventory charges and other costs of $11 million in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The severance charges will be paid within the next twelve months.

(e) Includes other costs of $45 million and $52 million for the three months and nine months ended September 30, 2025, respectively, for PS NA. Severance charges of $46 million are recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet as of September 30, 2025. The severance charges will be paid within the next twelve months.

2024: During the three months and nine months ended September 30, 2024, the Company recorded restructuring and other charges of $55 million and $58 million, respectively, for severance related to the resource realignment component of our 80/20 strategic approach. The severance charges were paid in 2025.

NOTE 8 - ACQUISITIONS

As previously disclosed, on January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. Acquisition-related costs were $4 million and $94 million for the three months and nine months ended September 30, 2025, respectively, and $26 million and $48 million for the three months and nine months ended September 30, 2024, respectively, and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. On February 4, 2025, the Company began trading the New Company Common Stock and continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the provisional fair value assigned to assets and liabilities acquired as of January 31, 2025:

In millions
Cash and temporary investments	$448
Accounts and notes receivable, net	1,379
Contract assets	236
Inventories	639
Other current assets	234
Plants, properties and equipment	6,643
Intangibles	3,987
Goodwill	4,229
Overfunded pension plan assets	79
Right of use assets	256
Deferred charges and other assets	84
Total assets acquired	18,214
Notes payable and current maturities of long-term debt	60
Accounts payable	1,664
Accrued payroll and benefits	219
Other current liabilities	744
Long-term debt	3,640
Deferred income taxes	1,538
Underfunded pension benefit obligation	78
Long-term lease obligations	174
Other liabilities	188
Total liabilities assumed	8,305
Net assets acquired	$9,909

The provisional fair value assigned to the assets and liabilities acquired above were measured using Level 2 and Level 3 inputs, which are further defined in Note 1 in the Company's Annual Report. The estimated fair value of inventory was determined using the Comparative Sales and Replacement Cost methods. Fair value estimates related to the trade name and patents identified intangible assets were determined using the Relief from Royalty method. The fair value estimates related to customer relationships identified intangible assets were determined using the Multi-Period Excess Earnings method. The property, plant and equipment, specifically the machinery and equipment and buildings and improvements, were valued using either the indirect or direct methods of the Cost Approach, while the land was valued using the Sales Comparison Approach. The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price, additional information obtained regarding assets acquired and liabilities assumed, review of contracts and revisions of provisional estimates of fair values, including, but not limited to, the completion of independent appraisals and valuations related to inventory, property, plant and equipment, acquired intangible assets, leases, taxes, contract assets and derivatives. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date. Goodwill is not deductible for local income tax purposes and is primarily related to the value of new customers through expansion opportunities not reflected in the fair value of the existing customers relationships and the value of the intellectual property beyond selected life for trade names. During the third quarter of 2025, we recorded adjustments to the preliminary purchase price allocation. These adjustments resulted in an approximately $89 million decrease in property, plant and equipment due to additional information received during the measurement period. These adjustments also resulted in a reclassification in contract assets of $236 million and inventories of $212 million.

Since acquisition, Net sales of $2.2 billion and $5.7 billion and Net earnings (loss) of $(317) million and $(505) million have been included in the Company's condensed consolidated statement of operations for the three months and nine months ended September 30, 2025, respectively.

The identifiable intangible assets acquired in connection with the acquisition of DS Smith included the following:

In millions	Estimated Fair Value	Average Useful Life
Customer relationships and lists	$3,502	19 years
Tradenames, patents and trademarks, and developed technology	381	15 years
Software (a)	90	3 - 5 years
Other	14	Indefinite lived
Total	$3,987
(a) Of this balance, $57 million has been placed in service and $33 million is in development.

Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025 (Unaudited)	2024 (Unaudited)	2025 (Unaudited)	2024 (Unaudited)
Net Sales	$6,222	$6,131	$18,364	$18,270
Net Earnings (Loss)	(1,131)	80	(1,148)	565

The unaudited pro forma information for the three months ended September 30, 2025 excludes the non-recurring integration costs associated with the acquisition of $11 million and excludes the adjustment to the write-off of the estimated fair value of inventory of $41 million. The unaudited pro forma information for the nine months ended September 30, 2025 includes additional amortization expense on identifiable intangible assets of $16 million and additional depreciation expense on identifiable fixed assets of $13 million and excludes the write-off of the estimated fair value of inventory of $30 million and the non-recurring integration costs associated with the acquisition of $104 million.

The unaudited pro forma information for the three months ended September 30, 2024 includes additional amortization expense on identifiable intangible assets of $47 million, additional depreciation expense on identifiable fixed assets of $38 million and non-recurring integration costs associated with the acquisition of $11 million. The unaudited pro forma information for the nine months ended September 30, 2024 includes additional amortization expense on identifiable intangible assets of $140 million, additional depreciation expense on identifiable fixed assets of $113 million, incremental expense of $30 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $104 million.

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

In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain). On June 30, 2025, the Company completed the sale of these locations to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash. The Company recorded a net gain of $51 million in Net (gains) losses on sales of businesses in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2025.

NOTE 9 - DIVESTITURE

On August 21, 2025, the Company announced that it had reached a definitive agreement with AIP to sell its Global Cellulose Fibers business for $1.5 billion, subject to closing adjustments, including the issuance of preferred stock with an aggregate initial liquidation preference of $190 million. The transaction is expected to close by the end of the year, subject to regulatory approvals.

In conjunction with this announced agreement, the Company recorded a net pre-tax charge of $1.0 billion ($758 million after taxes) in the third quarter of 2025 related to the impairment of the Global Cellulose Fibers business. The pre-tax charge was based on an estimate of expected proceeds and is subject to change with final proceeds and closing adjustments. This non-cash charge is included in Discontinued Operations, net of taxes in the accompanying condensed consolidated statement of operations.

All current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying condensed consolidated balance sheets.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Global Cellulose Fibers business for all current and prior periods presented in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Net Sales	$634	$708	$1,896	$2,126
Costs and Expenses
Cost of products sold	377	463	1,285	1,494
Selling and administrative expenses	50	35	145	97
Depreciation and amortization	35	59	134	175
Distribution expenses	63	70	193	226
Taxes other than payroll and income taxes	6	7	20	20
Restructuring charges, net	(5)	1	(5)	1
Net loss on impairment of business	1,008	—	1,008	—
Interest expense, net	2	(1)	(2)	(2)
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	(902)	74	(882)	115
Income tax provision (benefit)	(226)	35	(225)	48
Discontinued Operations, Net of Taxes	$(676)	$39	$(657)	$67

The following summarizes the major classes of assets and liabilities of the Global Cellulose Fibers business and reconciled to Assets held for sale and Liabilities held for sale as of September 30, 2025 in the accompanying condensed consolidated balance sheet:

In millions	September 30, 2025
Cash and temporary investments	$10
Accounts and notes receivable, net	568
Contract assets	43
Inventories	294
Other current assets	13
Plants, Properties and Equipment	1,723
Right of Use Assets	36
Deferred Charges and Other Assets	103
2,790
Impairment Charge	(1,008)
Assets held for sale	1,782
Notes payable and current maturities of long-term debt	2
Accounts payable	208
Accrued payroll and benefits	62
Other current liabilities	34
Long-Term Debt	5
Deferred Income Taxes	43
Long-Term Lease Obligations	22
Other Liabilities	63
Liabilities held for sale	$439

The impairment charge represents the adjustment to reduce the carrying value of the disposal group to the fair value of the disposal group, defined as the sale price less estimated selling costs, which are Level 3 inputs.

The following summarizes the major classes of assets and liabilities of the Global Cellulose Fibers business and reconciled to Assets held for sale, Long-Term Assets Held For Sale, Liabilities held for sale and Long-Term Liabilities Held For Sale as of December 31, 2024 in the accompanying condensed consolidated balance sheet:

In millions	December 31, 2024
Cash and temporary investments	$109
Accounts and notes receivable, net	564
Contract assets	35
Inventories	298
Other current assets	10
Assets held for sale	1,016
Plants, Properties and Equipment	1,742
Right of Use Assets	31
Deferred Charges and Other Assets	103
Long-Term Assets Held For Sale	1,876
Notes payable and current maturities of long-term debt	2
Accounts payable	205
Accrued payroll and benefits	69
Other current liabilities	68
Liabilities held for sale	344
Long-Term Debt	6
Deferred Income Taxes	44
Long-Term Lease Obligations	24
Other Liabilities	51
Long-Term Liabilities Held For Sale	$125

The following summarizes the cash provided by (used for) operations and cash provided by (used for) investment activities related to the Global Cellulose Fibers business and included in the condensed consolidated statement of cash flows:

In millions	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash Provided By (Used For) Operating Activities	$5	$154
Cash Provided By (Used For) Investment Activities	$(103)	$(93)

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost. Temporary investments totaled $410 million and $892 million at September 30, 2025 and December 31, 2024, respectively.

Accounts and Notes Receivable, Net

In millions	September 30, 2025	December 31, 2024
Trade (less allowances of $70 and $30, respectively)	$3,570	$2,150
Other	535	252
Total	$4,105	$2,402

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	September 30, 2025	December 31, 2024
Raw materials	$480	$160
Finished pulp, paper and packaging	909	767
Operating supplies	653	529
Other	137	30
Total	$2,179	$1,486

The last-in, first-out inventory method is used to value most of International Paper's U.S. inventories. Approximately 58% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $306 million and $272 million at September 30, 2025 and December 31, 2024, respectively.

Plants, Properties and Equipment

Accumulated depreciation was $17.9 billion and $16.3 billion at September 30, 2025 and December 31, 2024, respectively. Depreciation expense was $1.0 billion and $203 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 billion and $615 million for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense for the three months and nine months ended September 30, 2025 includes $675 million and $872 million, respectively, of accelerated depreciation related to mill and plant closures and other 80/20 strategic actions.

Non-cash additions to plants, properties and equipment included within accounts payable were $172 million and $94 million at September 30, 2025 and December 31, 2024, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included

$421 million and $96 million of supplier finance program liabilities as of September 30, 2025 and December 31, 2024, respectively.

Interest

Interest payments made during the nine months ended September 30, 2025 and 2024 were $416 million and $315 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Interest expense	$135	$107	$413	$324
Interest income	50	55	136	168
Capitalized interest costs	9	6	20	14

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $137 million and $88 million related to asset retirement obligations at September 30, 2025 and December 31, 2024, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 28 years. Total lease costs were $122 million and $74 million for the three months ended September 30, 2025 and 2024, respectively, and $333 million and $217 million for the nine months ended September 30, 2025 and 2024, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2025	December 31, 2024
Assets
Operating lease assets	Right-of-use assets	$679	$402
Finance lease assets	Plants, properties and equipment, net (a)	69	31
Total leased assets		$748	$433
Liabilities
Current
Operating	Other current liabilities	$234	$144
Finance	Notes payable and current maturities of long-term debt	16	9
Noncurrent
Operating	Long-term lease obligations	450	269
Finance	Long-term debt	68	31
Total lease liabilities		$768	$453

(a)Finance leases are recorded net of accumulated amortization of $72 million and $59 million as of September 30, 2025 and December 31, 2024, respectively.

Maturity of Lease Liabilities

In millions	Operating Leases	Financing Leases	Total
2025 (three months)	$72	$11	$83
2026	230	28	258
2027	171	16	187
2028	111	13	124
2029	62	9	71
Thereafter	112	15	127
Total lease payments	758	92	850
Less imputed interest	74	8	82
Present value of lease liabilities	$684	$84	$768

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine months ended September 30, 2025:

In millions	Packaging Solutions North America		Packaging Solutions EMEA		Total
Balance as of January 1, 2025
Goodwill	$3,334		$76		$3,410
Accumulated impairment losses	(296)		(76)		(372)
Total	3,038		—		3,038
Goodwill additions/reductions (a)	867	(c)	3,362	(c)	4,229
Currency translation and other (b)	1		407		408
Balance as of September 30, 2025
Goodwill	3,965		3,845		7,810
Accumulated impairment losses	(59)		(76)		(135)
Total	$3,906		$3,769		$7,675

(a) Includes write-offs of previously impaired goodwill of $237 million and accumulated impairment losses of $(237) million.
(b) Represents the effects of foreign currency translations and reclassifications.
(c) Reflects the acquisition of DS Smith. See Note 8 - Acquisitions for further details.

Other Intangibles

Identifiable intangible assets comprised of the following:

	September 30, 2025				December 31, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,131	$481	$3,650		$394	$329	$65
Tradenames, patents and trademarks, and developed technology	471	74	397		57	57	—
Software	126	22	104	(a)	12	12	—
Land and water rights	8	2	6		8	2	6
Other	20	5	15		3	2	1
Total	$4,756	$584	$4,172		$474	$402	$72
(a) Of this balance, $64 million has been placed in service and $40 million is in development.

The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Amortization expense related to intangible assets	$73	$6	$190	$19

Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows:

In millions	Amortization Expense
2025 (three months)	$66
2026	292
2027	274
2028	270
2029	243
Thereafter	3,006
Total	$4,151

NOTE 13 - INCOME TAXES

International Paper made income tax payments, net of refunds, of $134 million and $285 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company currently estimates that, as a result of ongoing discussions, pending tax settlements and expirations of statutes of limitations, the amount of unrecognized tax benefits could be reduced by approximately $7 million during the next 12 months.

During the second quarter of 2024, the Company completed an internal legal entity restructuring for which a capital loss was recognized for U.S. federal and state income tax purposes. The Company intends to use this capital loss to offset capital gains, and, as such, recorded a deferred tax asset and a deferred tax benefit of approximately $338 million in the second quarter of 2024, which impacted the effective income tax rate for the three months and six months ended June 30, 2024. During the third quarter of 2024, an adjustment to the capital loss amount resulted in an additional deferred tax asset and deferred tax benefit recorded of $78 million.

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

The enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. With staggered effective dates beginning in 2025 and extending through 2027, the Company is actively evaluating the OBBBA’s potential implications on its consolidated financial statements. For the nine months ended September 30, 2025, the impacts do not have a material effect on the tax rate.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable and reserve amounts can decline quarter over quarter as remediation costs are incurred and paid. International Paper has estimated the probable liability associated with these environmental remediation matters, including those described herein, to be approximately $276 million and $279 million in the aggregate as of September 30, 2025 and December 31, 2024, respectively.

Cass Lake: One of the matters included above arises out of a closed wood-treatment facility located in Cass Lake, Minnesota. In June 2011, the U.S. Environmental Protection Agency ("EPA") selected and published a proposed soil remedy at the site. In April 2020, the EPA issued a final plan concerning clean-up standards at a portion of the site. The Company is performing remedial action ("RA") and continues to cooperate with the EPA on the remaining remediation goals at the site. The estimated liability for the Cass Lake superfund site was $47 million and $48 million as of September 30, 2025 and December 31, 2024, respectively.

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

•Operable Unit 1 ("OU1"): In October 2016, the Company and another PRP received a special notice letter from the EPA inviting participation in the remedial design ("RD") component of the landfill remedy for the Allied Paper Mill, which is also known as Operable Unit 1. A Record of Decision ("ROD") establishing the final landfill remedy for the Allied Paper Mill was issued by the EPA in September 2016. The Company responded to the Allied Paper Mill special notice letter in December 2016 denying liability for OU1. In 2021, the EPA initiated RA activities. In October 2022, the Company received a unilateral administrative order to perform the RA. The Company began performing the RA in 2023 and established a $27 million reserve to account for this liability in the fourth quarter of 2022. In the fourth quarter of 2024, the Company increased the reserve by $27 million to account for the reasonably estimable costs for the next phases of the RA. In the third quarter of 2025, the Company increased the reserve by $7 million to account for the reasonably estimable costs for the next phases of the RA.

The total reserve for the combined liabilities for OU5, Area 1 and OU1 at the Kalamazoo River superfund site was $27 million and $29 million as of September 30, 2025 and December 31, 2024, respectively.

The Company was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. NCR Corporation and Weyerhaeuser Company were also named as defendants. The lawsuit seeks contribution under CERCLA for costs purportedly expended by plaintiffs ($79 million as of the filing of the complaint) and for future remediation costs. In June 2018, the District Court issued its Final Judgment and Order, which fixed the past cost amount at approximately $50 million (plus interest to be determined) and allocated to the Company a 15% share of responsibility for those past costs. The District Court did not address responsibility for future costs in its decision. In July 2018, the Company and each of the other parties filed notices appealing the Final Judgment and prior orders incorporated into the Final Judgment. In April 2022, the Sixth Circuit Court of Appeals (the "Sixth Circuit") reversed the Final Judgment of the Court, finding that the lawsuit against the Company was time-barred by the applicable statute of limitations. In May 2022, GP filed a petition for rehearing with the Sixth Circuit, which was denied in July 2022. In November 2022, GP filed a petition for writ of certiorari with the U.S. Supreme Court. In October 2023, the U.S. Supreme Court denied GP's writ petition, thus rendering final the Sixth Circuit's decision that GP's lawsuit against the Company was time-barred. In January 2024, GP requested that the District Court’s final order declare that each party is jointly and severally liable for future costs, arguing that the Sixth Circuit decision only applies to past costs. On April 9, 2024, the District Court entered Final Judgment After Remand, declaring, consistent with the Sixth Circuit's decision, that GP’s past costs are time-barred by the applicable statute of limitations. The District Court also entered Final Judgment on Remand that all three parties, including the Company, are jointly and severally liable for future response costs at the site. The Company believes that the District Court’s Final Judgment on Remand regarding liability for future costs was in error and subsequently appealed the Final Judgment on Remand on future costs liability to the Sixth Circuit. On May 12, 2025, the Sixth Circuit issued its ruling, granting the Company’s appeal and vacating the District Court’s Final Judgment on Remand. GP filed a petition for writ of certiorari on September 10, 2025, which the U.S. Supreme Court denied on October 14, 2025.

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

In 2020, the Company reserved the following estimated liability amounts in relation to remediation at this site: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment, which represented the Company's 50% share of our estimate of the low end of the range of probable remediation costs. A series of increases to the reserve was made from 2020 through 2024 as updated engineering estimates were completed and remediation costs for the southern impoundment were higher than originally estimated due to higher than anticipated waste volumes discovered during remedy implementation.

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

With respect to the northern impoundment, the PRPs submitted a Final 100% RD to EPA in July 2024. The EPA provided comments at the end of October 2024, and a Revised Final 100% RD was submitted by the PRPs at the end of November 2024. In 2024, the Company increased the northern impoundment portion of the reserve by $27 million to account for the design changes in the Revised Final 100% RD. In April 2025, the EPA provided comments on the Revised Final 100% RD and the PRPs submitted their responses to the EPA’s comments in May 2025. In September 2025, EPA approved the Revised Final 100% RD with conditions. The total estimated liability for the southern and northern impoundment was $97 million and $98 million as of September 30, 2025 and December 31, 2024, respectively. The current reserve is primarily for the northern impoundment and represents the Company’s 50% share of our estimate of the low end of the range of probable costs to implement the RD. Because of ongoing questions regarding cost effectiveness, timing and gathering other technical data, additional losses in excess of our recorded liability are possible.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment that historically received paperboard mill wastewater in Sprague, Connecticut. A comprehensive investigation has determined that Versailles Pond is contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was prepared in the third quarter of 2023 and a $30 million reserve was established to account for the projected costs to implement the plan. Negotiations with state and federal governmental officials are ongoing regarding the scope and timing of the remediation. The total estimated liability for Versailles Pond was $29 million and $30 million as of September 30, 2025 and December 31, 2024, respectively.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to pending and future asbestos-related claims was $97 million and $100 million net of insurance recoveries as of September 30, 2025 and December 31, 2024, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

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

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including International Paper's Italian packaging subsidiary ("IP Italy") and certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. Following a series of appeals by IP Italy to the Italian Council of State, IP Italy's fine was reduced by €6 million (approximately $6 million). As of September 30, 2025, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy has further appealed the most recent decision (in July 2024) seeking further reduction. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the early stages of these claims and the intention of the Company to defend robustly against such claims, it is too early to predict with any real degree of certainty, the overall outcome and ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $110 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $279 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $389 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $255 million of the total $389 million as of September 30, 2025. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at September 30, 2025. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2025, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.3 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Revenue (a)	$33	$39	$98	$116
Expense (b)	28	33	87	103
Cash receipts (c)	28	34	85	102
Cash payments (d)	27	32	83	98

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for both the three months and nine months ended September 30, 2025 and 2024 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for both the three months and nine months ended September 30, 2025 and 2024 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. There were no borrowings outstanding as of September 30, 2025 under the program.

At September 30, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2026. At September 30, 2025, the Company had no borrowings outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.

Below is a table of the Company's foreign denominated debt:

In millions	September 30, 2025
	Borrowings Outstanding	USD Equivalent Outstanding
Euro fixed rate instruments:
0.875% Notes - due 2026	€600	$704
4.375% Notes - due 2027	850	997
4.500% Notes - due 2030	650	763
GBP fixed rate instruments:
2.875% Notes - due 2029	£250	$336

In millions			September 30, 2025
Credit Facilities	Borrowing Currency	Capacity	Borrowings Outstanding	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2025-2029	EUR	€200	€175	$205
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	£1,250	€1,035	$1,214
Uncommitted facility	GBP, EUR, USD	£50	€55	$65
Committed bank facility maturing December 2026	GBP, EUR, USD	€60	€—	$—

The Company borrowed $257 million under these foreign denominated credit facilities in the first nine months of 2025. The Company also reduced the outstanding balance of the amortizing credit facility by $26 million during the same period.

During the second quarter of 2025, the Company issued approximately $95 million of industrial development bonds ("IDBs") with an interest rate of 4.2% and maturity date of May 1, 2034. The proceeds were used to repay approximately $95 million of IDBs with interest rates of 1.38% that matured on June 16, 2025. The Company had an additional issuance of an approximately $70 million IDB with an interest rate of 4.0% and a maturity date of September 1, 2032. The Company had debt reductions related to environmental development bonds ("EDBs") that matured on June 16, 2025, of $7 million with an interest rate of 1.6% and $20 million with an interest rate of 1.38%.

During the third quarter of 2025, the Company had debt reductions related to a bond that matured on September 1, 2025, of approximately $22 million with an interest rate of 7.75%.

At September 30, 2025, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 11 - Leases and excluding the timber monetization structure disclosed in Note 15 - Variable Interest Entities) by calendar year were as follows: $64 million in 2025; $1.0 billion in 2026; $2.7 billion in 2027; $742 million in 2028; $382 million in 2029 and $5.1 billion thereafter.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2025, we were in compliance with our debt covenants.

At September 30, 2025, the fair value of International Paper’s $9.9 billion of debt was approximately $9.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

NOTE 17 - DERIVATIVES AND HEDGING ACTIVITIES

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

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	September 30, 2025	December 31, 2024
Electricity contracts (MWh)	1.9	0.3
Natural gas contracts (MWh)	8.1	—
Carbon credit contracts (tons)	0.3	—
External debt (EUR)	€3,310	€—

The following table shows gains or losses recognized in AOCI, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCI on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(2)	$—	$(54)	$—
Derivatives in Net Investment Hedging Relationships:
External debt	$(86)	$—	$(163)	$—

Based on our valuation at September 30, 2025, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCI on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCI Into Income				Location of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(8)	$—	$(14)	$—	Cost of products sold
Interest rate contract	—	—	(1)	—	Interest expense, net
Total	$(8)	$—	$(15)	$—

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(26)	$—	$(49)	$—	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	25	2	38	(9)	Cost of products sold

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$5		$—		$46		$—
Derivatives not designated as hedging instruments
Commodity contracts	71		3		35		—
Total derivatives	$76	(a)	$3	(b)	$81	(c)	$—

(a)Includes $45 million recorded in Other current assets and $31 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $3 million recorded in Other current assets in the accompanying condensed consolidated balance sheet.
(c)Includes $72 million recorded in Other current liabilities and $9 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.

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

Credit-Risk-Related Contingent Features

International Paper evaluates credit risk by monitoring its exposure with each counterparty to ensure that exposure stays within acceptable policy limits. Credit risk is also mitigated by contractual provisions with the majority of our banks. Certain of the contracts include a credit support annex that requires the posting of collateral by the counterparty or International Paper based on each party’s rating and level of exposure. Based on the Company’s current credit rating, the collateral threshold is generally $15 million. The commodity swap and commodity forward contracts entered into by the Company do not contain collateral posting requirements.

If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. There were no derivative instruments containing credit-risk-related contingent features in a net liability position as of September 30, 2025. The Company was not required to post any collateral as of September 30, 2025.
NOTE 18 - RETIREMENT PLANS

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

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Plan, is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Service cost	$11	$12	$32	$39
Interest cost	127	112	377	335
Expected return on plan assets	(157)	(148)	(465)	(444)
Actuarial loss	17	20	52	59
Amortization of prior service cost	4	4	12	10
Settlement	—	—	8	—
Termination benefits	2	—	4	—
Net periodic pension expense (income)	$4	$—	$20	$(1)

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2025 or 2024. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $40 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP') authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). Effective January 1, 2025, performance stock unit awards granted pursuant to the 2024 LTICP use 100% relative total shareholder return ("TSR") as the sole performance metric. As of September 30, 2025, 7.0 million shares were available for grant under the LTICP.

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

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Total stock-based compensation expense (selling and administrative)	$18	$23	$72	$55
Income tax benefits related to stock-based compensation	1	—	39	13

At September 30, 2025, $97 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

During the first nine months of 2025, the Company granted 1.1 million performance units at an average grant date fair value of $66.41 and 0.9 million time-based units at an average grant date fair value of $54.17.

NOTE 20 - BUSINESS SEGMENT INFORMATION

The Company announced on August 21, 2025 that it had reached a definitive agreement with AIP to sell its Global Cellulose Fibers business. As a result of the announcement, the Global Cellulose Fibers business is no longer a reportable segment and all current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying condensed balance sheets. See Note 9 - Divestiture for further details regarding the Global Cellulose Fibers business and discontinued operations.

As a result of the acquisition of DS Smith, the Chief Operating Decision Maker (CODM) began reviewing and managing the Company’s financial results and operations under a revised structure that reflects the scope of the Company’s continuing operations: Packaging Solutions North America (PS NA) and Packaging Solutions EMEA (PS EMEA). The PS EMEA segment includes the Company's legacy EMEA Industrial Packaging business and the EMEA DS Smith business. As such, amounts related to the Company's legacy EMEA Industrial Packaging business have been recast out of the Industrial Packaging segment into the new PS EMEA segment for all prior periods. The North America DS Smith business has been included in the PS NA segment. Amounts related to the Company's legacy North America Industrial Packaging business have been reported in the PS NA segment for all prior periods.

PS NA and PS EMEA are primarily focused on producing fiber-based packaging. We produce linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft of which a majority of our production is converted into corrugated packaging and other packaging. The revenue for our PS NA and PS EMEA segments are derived from selling these products to our customers.

The CODM assesses performance for these segments and decides how to allocate resources based on business segment operating profit. Business segment operating profits (losses) are also used by International Paper's CODM to measure the earnings performance of its businesses and to focus on on-going operations.

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months and nine months ended September 30, 2025 and 2024. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings (loss).

	Three Months Ended September 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net Sales	$3,898	$2,310	6,208
Corporate and Intrasegment Sales			14
Total Net Sales			6,222

Less:
Cost of products sold	2,582	1,721
Selling and administrative expenses	335	134
Depreciation and amortization	831	267
Distribution expenses	287	235
Other segment items (a)	29	11
Business Segment Operating Profit (Loss)	(166)	(58)	(224)

Interest Expense, net			85
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			17
Net special items (i)			354
Non-operating pension (income) expense			(4)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(675)
(i)Includes a charge of $38 million for transaction and other costs related to the DS Smith acquisition, a charge of $135 million for costs related to the closure of our Savannah containerboard mill, a charge of $95 million for costs related to the closure of our Riceboro containerboard mill, a charge of $31 million for the impairment of assets and a net charge of $55 million for other items.

	Nine Months Ended September 30, 2025
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net Sales	$11,460	$6,151	$17,611
Corporate and Intrasegment Sales			17
Total Net Sales			17,628

Less:
Cost of products sold	7,846	4,567
Selling and administrative expenses	957	381
Depreciation and amortization	1,480	569
Distribution expenses	834	621
Other segment items (a)	90	26
Business Segment Operating Profit (Loss)	253	(13)	240

Interest Expense, net			277
Adjustment for less than wholly owned subsidiaries (b)			(2)
Corporate expenses, net			74
Net special items (i)			611
Non-operating pension (income) expense			(6)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(714)

(i)Includes a charge of $314 million for transaction and other costs related to the DS Smith acquisition, a charge of $85 million for severance and other costs related to the closure of our Red River containerboard mill, a net gain of $51 million related to the sale of EMEA plants, a net gain of $67 million related to the sale of fixed assets primarily associated with our permanently closed Orange, Texas containerboard mill, a charge of $135 million for costs related to the closure of our Savannah containerboard mill, a charge of $95 million for costs related to the closure of our Riceboro containerboard mill, a charge of $31 million for the impairment of assets and a net charge of $69 million for other items.

	Three Months Ended September 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net Sales	$3,640	$322	$3,962
Corporate and Intrasegment Sales			17
Total Net Sales			3,979

Less:
Cost of products sold	2,605	246
Selling and administrative expenses	360	29
Depreciation and amortization	192	16
Distribution expenses	265	23
Other segment items (a)	28	1
Business Segment Operating Profit (Loss)	190	7	197

Interest Expense, net			52
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			40
Net special items			113
Non-operating pension (income) expense			(12)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$5

	Nine Months Ended September 30, 2024
In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net Sales	$10,754	$998	$11,752
Corporate and Intrasegment Sales			161
Total Net Sales			11,913

Less:
Cost of products sold	7,631	758
Selling and administrative expenses	960	79
Depreciation and amortization	581	48
Distribution expenses	834	68
Other segment items (a)	85	4
Business Segment Operating Profit (Loss)	663	41	704

Interest Expense, net			156
Adjustment for less than wholly owned subsidiaries (b)			(4)
Corporate expenses, net			144
Net special items			186
Non-operating pension (income) expense			(34)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$256

Assets

In millions	September 30, 2025	December 31, 2024
Packaging Solutions North America	$16,613	$14,501
Packaging Solutions EMEA	18,127	1,276
Corporate and other (c)	5,828	7,023
Assets	$40,568	$22,800

Capital Expenditures

In millions	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Packaging Solutions North America	$720	$512
Packaging Solutions EMEA	362	37
Subtotal	1,082	549
Corporate and other (d)	125	112
Capital Expenditures	$1,207	$661

External Sales By Segment (e)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2025	2024	2025	2024
Packaging Solutions North America	$3,859	$3,604	$11,330	$10,667
Packaging Solutions EMEA	2,309	322	6,150	997
Other	54	53	148	249
Net Sales	$6,222	$3,979	$17,628	$11,913

(a)Other segment items includes Taxes other than payroll.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)Includes corporate assets and held for sale assets related to the Global Cellulose Fibers business.
(d)Includes capital expenditures for corporate and the Global Cellulose Fibers business.

(e)External sales by segment are defined as those made to parties outside International Paper’s consolidated group, whereas sales by segment in the Net Sales table are determined using a management approach and include intersegment sales.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report and subsequent quarterly reports, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q. Please see our "Cautionary Statement Regarding Forward-Looking Statements" below.

EXECUTIVE SUMMARY

Earnings (loss) from continuing operations were $(426) million ($(0.81) per diluted share) in the third quarter of 2025, compared with $75 million ($0.14 per diluted share) in the second quarter of 2025 and $111 million ($0.31 per diluted share) in the third quarter of 2024. The Company generated Adjusted operating earnings (loss) (a non-GAAP measure defined below) of $(224) million ($(0.43) per diluted share) in the third quarter of 2025, compared with $94 million ($0.18 per diluted share) in the second quarter of 2025 and $113 million ($0.33 per diluted share) in the third quarter of 2024.

Beginning in the third quarter of 2025, management has elected to present guidance based on Adjusted EBITDA from continuing operations (non-GAAP) in addition to Adjusted operating earnings (loss). Adjusted EBITDA provides a more meaningful measure of operating performance, particularly in evaluating the Company’s results and future outlook during this period of transformation.

During the third quarter, International Paper sequentially improved adjusted EBITDA from continuing operations driven by continued price realization, cost management and lower fiber costs. The third quarter represents another important step in our transformation journey, as we continue to execute the strategy launched last year. We committed to an ambitious transformation plan to reinforce our position as the leading global provider of sustainable packaging solutions through an advantaged cost position, high relative supply position in the most strategically attractive geographies, and delivering an unmatched customer experience.

Third quarter results include financial improvements related to both our commercial and cost out targets. On the commercial side, we are investing in a best-in-class experience for our customers. This resulted in key strategic wins across regional, national and local customers, as we continue to benefit from price realization from prior index moves. On the cost side, we continued our footprint optimization in North America and EMEA. We closed additional mills and box plants, sold or exited some of our non-strategic businesses, further simplified our overhead structure and rolled out our 80/20 lighthouse model to drive improved operational efficiency and service levels.

Earnings (loss) from continuing operations before income taxes and equity earnings (loss) was ($675) million in the third quarter of 2025 and includes $675 million of accelerated depreciation associated with the closure of our mills in Savannah and Riceboro, Georgia and other packaging facilities. Adjusted EBITDA from continuing operations (non-GAAP) in the third quarter of 2025 was $859 million, representing a 28% sequential increase. The sequential improvement in adjusted EBITDA from continuing operations was driven by increased price in both PS NA and PS EMEA on prior index movements, along with favorable operations and costs in PS NA. The improved third quarter of 2025 results also reflect lower planned maintenance outage costs in PS NA as we adjusted our outage schedule to accelerate the mill footprint actions taken in the quarter. Input costs negatively impacted third quarter of 2025 results as higher energy costs in PS NA were partially offset by lower fiber costs in PS EMEA. Finally, during the third quarter of 2025, we entered into an agreement to divest the Global Cellulose Fibers business. In connection with the divestment, we recognized a $1.0 billion impairment to adjust the net assets of this business to fair value. We expect to close on the sale of the business by year-end 2025, subject to regulatory approvals.

Turning to the fourth quarter of 2025 outlook, we expect lower adjusted EBITDA from continuing operations in PS NA. Volumes are anticipated to be lower as the commercial impact of the recent mill closures and three less shipping days are only partially offset by improvements tied to strategic wins and seasonality. We predict operations and costs to be sequentially lower primarily due to the favorable cost-out benefit from third quarter of 2025 mill closures, partially offset by seasonally higher labor costs, higher reliability spending and the non-repeat of benefits from strategic initiatives reported in third quarter. We expect heavier maintenance outage spending in fourth quarter of 2025 as planned. We foresee higher adjusted EBITDA from continuing operations in PS EMEA driven by continued realization of prior index movements, seasonally higher volumes and lower fiber costs, partially offset by higher operations and costs due to increased costs tied to higher volumes and the non-repeat of favorable items from the third quarter of 2025.

Recent Strategic Portfolio Actions

During the third quarter of 2025, International Paper Company continued to execute strategic initiatives designed to optimize our portfolio and reinforce our position as a leading global provider of packaging solutions. As part of the Company's strategy, the Company intends to guide investments and align resources to win with our most strategic customers, while reducing complexity and cost across the Company.

To that end, during the third quarter we took actions to simplify our organizational structure by exiting select businesses and markets and initiating the outsourcing of a portion of our information technology services. By streamlining our portfolio, we believe the Company is better positioned to deliver innovative, fiber-based packaging solutions that meet the evolving needs of our customers.

Divestiture of Global Cellulose Fibers Business: On August 20, 2025, the Company entered into a definitive agreement to sell its Global Cellulose Fibers business to American Industrial Partners (“AIP”) for $1.5 billion, subject to customary closing adjustments. As part of the consideration, the Company will receive preferred stock in the acquiring entity with an initial liquidation preference of $190 million. In connection with our decision to divest the Global Cellulose Fibers business, we recorded an estimated impairment charge of $1.0 billion in the third quarter of 2025, which is included within discontinued operations, net of tax. The pre-tax charge was based on an estimate of expected proceeds and is subject to change with final proceeds and closing adjustments. We intend to allocate the proceeds from the divestiture toward strategic reinvestment in our packaging business, targeted debt reduction to support our credit profile and preserve financial flexibility and to maintain a strong investment-grade credit rating.

The consummation of the Transaction is subject to customary closing conditions, including, among others, the receipt of approvals or the expiration or termination of applicable waiting or review periods under applicable competition laws, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”), as amended. As previously reported, on September 24, 2025, the Federal Trade Commission granted early termination of the waiting period under the HSR Act.

In October 2025, we sold our bag converting operations.

The announced Global Cellulose Fibers business divestiture and disposition of our bag business marks a significant milestone in our transformation, establishing International Paper as a single, focused company dedicated exclusively to sustainable packaging.

Mill Closures: We committed to permanently closing our mills in Riceboro, Georgia, Savannah, Georgia and Belisce, Croatia, reducing containerboard capacity by approximately 1.7 million tons. These actions resulted in combined pre-tax charges of approximately $840 million, including approximately $600 million of accelerated depreciation, and impacted approximately 1,200 employees. These closures support our goal to streamline operations and focus resources on strategic customers.

Operational Efficiency: We also initiated a strategic transition to outsource a significant portion of our North American information technology services and support functions. The decision is aimed at enhancing scalability, improving cost efficiency and better positioning the business to deliver operational and customer excellence.

Macroeconomic and Market Conditions

In the third quarter, the Company navigated a complex and evolving dynamic macroeconomic landscape, particularly in our EMEA markets. Subdued market conditions, persistent cost pressures and shifting consumer behavior were compounded by elevated interest rates, soft consumer sentiment and newly implemented tariffs that disrupted global trade flows. These factors, along with heightened geopolitical tensions, contributed to broader consumer uncertainty, impacting industrial production.

We continue to actively monitor evolving trade policy, including newly implemented tariffs affecting goods imported into the United States. During the third quarter, rising tariff rates contributed to economic uncertainty impacting industrial production and box demand across the manufacturing sector. The Company continues to assess the impact of the tariffs and actions that can be taken to moderate and/or minimize their effects on the Company.

The enactment of the One Big Beautiful Bill Act (“OBBBA”) in July 2025 introduced a wide range of tax policy changes. Key provisions include the extension of select elements of the Tax Cuts and Jobs Act, updates to the international tax framework, and the reinstatement of favorable treatment for certain business-related deductions. With staggered effective dates beginning in 2025 and extending through 2027, the Company is actively evaluating the OBBBA’s potential implications on its consolidated financial statements. For the nine months ended September 30, 2025, the impacts do not have a material effect on the tax rate.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss)

Adjusted Operating Earnings (Loss) and Adjusted Operating Earnings (Loss) Per Share are non-GAAP financial measures defined as earnings (loss) from continuing operations (a GAAP measure) excluding net special items and non-operating pension expense (income). Earnings (loss) from continuing operations and Diluted earnings (loss) from continuing operations per share are the most directly comparable GAAP measures. The Company calculates Adjusted Operating Earnings (Loss) by excluding the after-tax effect of non-operating pension expense (income) and net special items, as described in greater detail below, from earnings (loss) from continuing operations reported under GAAP. Adjusted Operating Earnings (Loss) Per Share is calculated by dividing Adjusted Operating Earnings (Loss) by diluted average shares of common stock outstanding. Management uses these non-GAAP measures to focus on ongoing operations and believes that such non-GAAP measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using these non-GAAP measures, along with the most directly comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.

Non-operating pension expense (income) represents amortization of prior service cost, amortization of actuarial gains/losses, expected return on assets and interest cost. The Company excludes these amounts from our Adjusted Operating Earnings (Loss) as the Company does not believe these items reflect ongoing operations. These particular pension cost elements are not directly attributable to current employee service. The Company includes service cost in our non-GAAP measure as it is directly attributable to employee service, and the corresponding employees’ other compensation elements, in connection with ongoing operations.

The following is a reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) on a total basis. Additional detail is provided below regarding the net special items expense (income) referenced in the charts below.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2025	2024	2025
Earnings (loss) from continuing operations	$(426)	$111	$75
Add back - Non-operating pension expense (income)	(4)	(12)	(5)
Add back - Net special items expense (income)	354	113	20
Income taxes - Non-operating pension and special items (a)	(148)	(99)	4
Adjusted operating earnings (loss)	$(224)	$113	$94
(a)    For the three months ended September 30, 2025, this amount includes a tax benefit of $62 million related to capital losses associated with the announced agreement to sell our Global Cellulose Fibers business. This amount also includes tax expense of $1 million on the non-operating pension income and a tax benefit of $87 million associated with special items. The three months ended September 30, 2024 include a tax benefit of $78 million related to internal legal entity restructuring. This amount also includes tax expense of $3 million on the non-operating pension income and a tax benefit of $24 million associated with special items. The three months ended June 30, 2025 includes tax expense of $1 million on the non-operating pension income and tax expense of $3 million associated with special items.

Reconciliation of Earnings (loss) from Continuing Operations to Adjusted EBITDA from Continuing Operations

Adjusted EBITDA from continuing operations is a non-GAAP financial measure defined as earnings (loss) from continuing operations before income taxes and equity earnings (loss), interest expense, net, net special items, non-operating pension expense (income) and depreciation and amortization. Earnings (loss) from continuing operations before income taxes and equity earnings (loss) is the most directly comparable GAAP measure. Beginning with the third quarter of 2025, management is using this measure to focus on on-going operations and believes this measure is useful to investors. This change reflects investor feedback and management's view that Adjusted EBITDA provides a more meaningful measure of the operating performance of the Company and helps enable investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations.

The following is a reconciliation of Earnings (loss) from continuing operations before income taxes and equity earnings (loss) to Adjusted EBITDA from continuing operations on a total basis. Additional detail is provided below regarding the special items referenced in the charts below.

	Three Months Ended September 30,		Three Months Ended June 30,
In millions	2025	2024	2025
Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings (Loss)	$(675)	$5	$116
Interest expense, net	85	52	108
Special items	354	113	20
Non-operating pension expense (income)	(4)	(12)	(5)
Depreciation and amortization	1,099	208	431
Adjusted EBITDA from Continuing Operations	$859	$366	$670

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	September 30,						June 30,
	2025			2024			2025
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Severance and other costs	$342	$257	(a)	$55	$41	(a)	$39	$34	(a)
DS Smith combination costs (benefits)	(26)	(18)	(b)	26	26	(b)	32	29	(b)
Strategic advisory fees	—	—		25	19	(b)	—	—
Net (gains) losses on sales and impairments of businesses	16	12	(c)	—	—		(51)	(40)	(c)
Net (gains) losses on sales and impairments of assets	15	11	(d)	—	—		—	—
Environmental remediation adjustments	7	5	(e)	—	—		—	—
Third-party warehouse fire	—	—		13	9	(f)
Italy antitrust	—	—		(6)	(6)	(g)	—	—
Total	354	267		113	89		20	23
Tax expense (benefit)
Tax benefit related to capital losses	—	(62)	(h)	—	—		—	—
Tax benefit related to internal legal entity restructuring	—	—		—	(78)	(i)	—	—
Tax Total	—	(62)		—	(78)		—	—
Total Net Special Items	$354	$205		$113	$11		$20	$23

(a)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions recorded in restructuring charges, net.
(b)	Transaction, integration and other costs/benefits that the Company believes are not reflective of the Company's underlying operations recorded in cost of products sold and selling and administrative expenses.
(c)	Includes the impairment of the Company's kraft paper bag business in the third quarter of 2025 and the gain on the sale of five European box plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination in the second quarter of 2025.
(d)	Includes the impairment of fixed assets associated with the Company's aircraft assets which are classified as held for sale.
(e)	Environmental remediation adjustments associated with remediation work at a waste pit site at a mill acquired but never operated by the Company, and last utilized by the predecessor owner of the mill recorded in cost of products sold.
(f)	The Company's cost for third-party damages associated with a warehouse fire in Morocco recorded in cost of products sold.
(g)	Settlement of an Italian antitrust matter initially recorded as a special item in 2019 recorded in cost of products sold.
(h)	Tax benefit related to capital losses associated with the announced agreement to sell our Global Cellulose Fibers business.
(i)	Tax benefit related to internal legal entity restructuring.

The following is a reconciliation of Diluted earnings (loss) per share from continuing operations to Adjusted operating earnings (loss) on a per share basis:

	Three Months Ended September 30,		Three Months Ended June 30,
	2025	2024	2025
Diluted earnings (loss) per share from continuing operations	$(0.81)	$0.31	$0.14
Add back - Non-operating pension expense (income) per share	(0.01)	(0.03)	—
Add back - Net special items expense (income) per share	0.67	0.33	0.03
Income taxes per share - Non-operating pension and special items	(0.28)	(0.28)	0.01
Adjusted operating earnings (loss) per share	$(0.43)	$0.33	$0.18

Cash provided by (used for) operations, including discontinued operations, totaled $793 million and $1.3 billion for the first nine months of 2025 and 2024, respectively. Free cash flow in the first nine months of 2025 and 2024 was $(414) million and $620 million, respectively. Free cash flow is a non-GAAP measure, which equals cash provided by operations less capital expenditures, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.

The following is a reconciliation of cash provided by operations to free cash flow:

	Nine Months Ended September 30,
In millions	2025	2024
Cash provided by operations	$793	$1,281
Adjustments:
Capital expenditures	(1,207)	(661)
Free Cash Flow	$(414)	$620

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

RESULTS OF OPERATIONS
The following summarizes our results of operations for third quarter of 2025 compared with the second quarter of 2025 and the third quarter of 2024:

	Three Months Ended September 30,		Three Months Ended June 30,	Change Compared to June 30, 2025		Change Compared to September 30, 2024
In millions	2025	2024	2025	$	%	$	%
Net sales	$6,222	$3,979	$6,142	$80	1%	$2,243	56%
Cost of products sold	4,287	2,880	4,422	(135)	(3)%	1,407	49%
Selling and administrative expenses	493	473	525	(32)	(6)%	20	4%
Depreciation and amortization	1,099	208	431	668	155%	891	428%
Distribution expenses	524	288	516	8	2%	236	82%
Taxes other than payroll and income taxes	40	30	41	(1)	(2)%	10	33%
Restructuring charges, net (a)	342	55	39
Net (gains) losses on sales and impairments of businesses (a)	16	—	(51)
Net (gains) losses on sales and impairments of assets (a)	15	—	—
Interest expense, net	85	52	108	(23)	(21)%	33	63%
Non-operating pension expense (income)	(4)	(12)	(5)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	(675)	5	116
Income tax provision (benefit)	(250)	(107)	40
Equity earnings (loss), net of taxes	(1)	(1)	(1)
Earnings (loss) from continuing operations	(426)	111	$75
Discontinued operations, net of tax	(676)	39	$—
Net earnings (loss)	$(1,102)	$150	$75
Diluted earnings (loss) per share	$(2.09)	$0.42	$0.14
(a) Refer to special items discussion on page 36
Three Months Ended September 30, 2025 Compared to the Three Months Ended June 30, 2025 and the Three Months Ended September 30, 2024
Refer to the Effects of Net Special Items Expense (Income) section on page 36 for details of net special items expense (income) discussed below.
Net sales
The increase in the third quarter of 2025 compared to the second quarter of 2025 and the third quarter of 2024 was primarily driven by higher sales prices. DS Smith accounted for $2.2 billion of net sales in the third quarter of 2025. Additional details on net sales are provided in the Business Segment Operating Results section below.
Cost of products sold

Cost of products sold decreased by $135 million compared to the second quarter of 2025 and increased by $1.4 billion compared to the third quarter of 2024. The decrease compared to the second quarter of 2025 was driven by lower raw materials ($409 million) and maintenance/labor costs ($25 million), partially offset by increases in fuel and other expenses ($334 million). For IP legacy, cost of products sold was impacted by decreases in raw materials and operating materials ($194 million) and increases in maintenance and fuel expense ($11 million) compared to the third quarter of 2024. Net special items of $34 million were included in the third quarter of 2025 compared to $7 million in the third quarter of 2024 and DS Smith accounted for $1.6 billion of total cost of products sold in the third quarter of 2025.

Selling and administrative expenses

Selling and administrative expenses decreased by $32 million compared to the second quarter of 2025 and increased by $20 million compared to the third quarter of 2024. The decrease compared to the second quarter of 2025 was driven by lower incentive compensation and other costs ($20 million), partially offset by increased medical benefit costs ($11 million). For IP legacy, selling and administrative expenses were impacted by decreases in incentive compensation ($17 million) and increases in other costs ($12 million) compared to the third quarter of 2024. Net special items charges of $15 million, $51 million and $32 million in the third quarter of 2025 and 2024 and the second quarter of 2025, respectively, are included and DS Smith accounted for $119 million of total selling and administrative expenses in the third quarter of 2025.

Depreciation and amortization

Depreciation and amortization increased by $668 million compared to the second quarter of 2025 and increased by $891 million compared to the third quarter of 2024. The increase compared to the second quarter of 2025 and the third quarter of 2024 was primarily due to $675 million of accelerated depreciation related to mill strategic actions in the third quarter of 2025. Additionally, for IP legacy, the increase in the third quarter of 2025 compared to the third quarter of 2024 includes higher depreciation recognized on the units of production method at mills with higher production. DS accounted for $540 million of depreciation and amortization in the third quarter of 2025.
Distribution expenses

Distribution expenses increased by $8 million compared to the second quarter of 2025 and increased by $236 million compared to the third quarter of 2024. The increase compared to the second quarter of 2025 was driven by higher warehousing expense. For IP legacy, distribution expenses were impacted by higher freight and warehousing expenses compared to the third quarter of 2024. DS accounted for $233 million of distribution expenses in the third quarter of 2025.

Taxes other than payroll and income taxes
Taxes other than payroll and income taxes decreased by $1 million compared to the second quarter of 2025 and increased by $10 million compared to the third quarter of 2024. DS accounted for $10 million of taxes other than payroll and income taxes in the third quarter of 2025.
Interest expense, net
Interest expense, net decreased by $23 million compared to the second quarter of 2025 and increased by $33 million compared to the third quarter of 2024. The decrease compared to the second quarter of 2025 was driven by higher interest income. DS accounted for $37 million of interest expense, net in the third quarter of 2025.
Income tax provision (benefit)
An income tax benefit of $250 million was recorded for the third quarter of 2025 and the reported effective income tax rate was 37%. Excluding a benefit of $149 million related to the tax effects of net special items and an expense of $1 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 31% for the third quarter of 2025.

An income tax provision of $40 million was recorded for the second quarter of 2025 and the reported effective income tax rate was 34%. Excluding expense of $3 million related to the tax effects of net special items and expense of $1 million related to the tax effects of non-operating pension income, the operational effective income tax rate was 27% for the second quarter of 2025.

An income tax benefit of $107 million was recorded for the third quarter of 2024 and the reported effective income tax rate was (2,140)%. Excluding a benefit of $102 million related to the tax effects of net special items and expense of $3 million related to the tax effects of non-operating pension income, the operational effective income tax rate was (8)% for the third quarter of 2024.

The following is a reconciliation of the net income tax provision (benefit) to the operational income tax provision (a non-GAAP financial measure) and the reported effective income tax rate to the operational effective income tax rate (a non-GAAP financial measure):

	Three Months Ended
	September 30,				June 30,
In millions (except rates)	2025		2024		2025
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(250)	37%	$(107)	(2140)%	$40	34%
Income tax effect - non-operating pension (income) expense and special items	(148)		(99)		4
Operational tax provision (benefit) and operational effective tax rate	$(102)	31%	$(8)	(8)%	$36	27%

The operational income tax provision and operational effective income tax rate are non-GAAP financial measures and are calculated by adjusting the earnings (loss) from continuing operations before income taxes and equity earnings (loss), income tax provision (benefit) and rate to exclude net special items and non-operating pension expense (income). The most directly comparable GAAP measures are the reported income tax provision and effective income tax rate, respectively. Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.
Discontinued Operations, Net of Tax
On August 21, 2025, the Company announced that it had reached a definitive agreement with American Industrial Partners ("AIP") to sell its Global Cellulose Fibers business. All current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying condensed balance sheets. See Note 9 - Divestiture of Condensed Notes to Consolidated Financial Statements for further details.

Discontinued operations includes the operating earnings of the Global Cellulose Fibers business. Discontinued operations also includes net special items expense of $1.0 billion, $1 million and $15 million for the three months ended September 30, 2025 and 2024 and June 30, 2025, respectively.

BUSINESS SEGMENT OPERATING RESULTS

The Company currently operates in two segments: Packaging Solutions North America (PS NA) and Packaging Solutions EMEA (PS EMEA).

The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting." For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit (loss) is calculated, see Note 20 - Business Segment Information to the Condensed Notes to the Consolidated Financial Statements.

PS NA

	2025			2024
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$3,898	$3,860	$11,460	$3,640	$3,628	$10,754
Business Segment Operating Profit (Loss)	$(166)	$277	$253	$190	$281	$663

PS NA sales were higher compared to the second quarter of 2025 driven by higher average sales prices and volumes for boxes, partially offset by lower containerboard volumes. Cost of products sold decreased by $113 million and was impacted by lower manufacturing costs, including planned maintenance downtime costs, partially offset by higher input costs. Depreciation and amortization expense increased by $595 million driven by $619 million of accelerated depreciation associated with the previously announced closures of our Red River containerboard mill in Campti, Louisiana and our Savannah and Riceboro containerboards mills in Georgia. Selling and administrative expenses were flat compared to the second quarter of 2025.
PS NA results include sales of $168 million and business segment operating profit (loss) of $(276) million for the legacy DS Smith North America business in the third quarter of 2025. Compared with the third quarter of 2024, IP legacy PS NA sales in the third quarter of 2025 were higher driven by higher sales prices, partially offset by lower sales volumes including the impact of one less shipping day in the third quarter of 2025. Cost of products sold decreased by $157 million driven by lower manufacturing costs, including planned maintenance downtime costs and recovered fiber costs, partially offset by higher energy costs. Depreciation and amortization expense increased $351 million due to accelerated depreciation associated with the previously announced mill closures. Selling and administrative expenses decreased by $30 million reflecting lower overhead costs.
Entering the fourth quarter of 2025, sales volumes are expected to be lower compared to the third quarter of 2025 and include the impact of three less shipping days in the fourth quarter of 2025. Sales are also expected to be impacted by the previously announced mill closures. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be higher in the fourth quarter of 2025 compared with the third quarter of 2025. Input costs are expected to be lower driven by fiber costs.

PS EMEA

	2025			2024
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Sales	$2,310	$2,291	$6,151	$322	$328	$998
Business Segment Operating Profit (Loss)	$(58)	$(1)	$(13)	$7	$10	$41

PS EMEA sales were higher driven by higher sales prices reflecting prior price increases, partially offset by lower volumes driven by a soft demand environment. Cost of products sold increased $22 million and was impacted by higher operating costs, including planned maintenance downtime costs, partially offset by lower fiber costs. Selling and administrative expenses decreased $20 million driven by lower overhead costs. Depreciation and amortization expense in the third quarter of 2025 increased $72 million due to $50 million of accelerated depreciation associated with Belisce, Croatia mill closure.

PS EMEA results include sales of $2.0 billion and business segment operating profit (loss) of $(65) million for the legacy DS Smith EMEA business in the third quarter of 2025. Compared with the third quarter of 2024, legacy IP PS EMEA sales in the third quarter of 2025 were lower driven by lower sales prices for boxes and paper. Cost of products sold were lower, reflecting lower input costs. Selling and administrative expenses were lower compared to the third quarter of 2024 driven by lower overhead costs.

Looking ahead to the fourth quarter of 2025, sales are expected to be higher. Operating costs are expected to be higher. Input costs are expected to be lower, driven by fiber costs. Planned maintenance downtime costs are expected to be lower in the fourth quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations, including discontinued operations, totaled $793 million and $1.3 billion for the first nine months of 2025 and 2024, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $(867) million for the nine months ended September 30, 2025 compared with cash provided by (used for) working capital components of $216 million for the nine months ended September 30, 2024. The change in cash provided by operations in the first nine months of 2025 compared to the comparable 2024 nine-month period was primarily due to significant payments made in the first quarter of 2025 that impacted operating cash flow by approximately $670 million, including $240 million of DS Smith transaction costs and $80 million of severance payments, as well as incentive compensation and other benefit payments.

Cash provided by (used for) investment activities, including discontinued operations, totaled $(478) million in the first nine months of 2025 compared with $(634) million in the first nine months of 2024. The increase in cash provided by investment activities is mainly due to proceeds from the sale of fixed assets of $103 million, proceeds from divestitures, net of transaction costs of $138 million, proceeds from insurance recoveries of $8 million and net cash acquired from acquisitions of $414 million, offset by higher capital expenditures of $546 million.

Capital expenditures totaled $1.2 billion in the first nine months of 2025, compared to $661 million in the first nine months of 2024. Full-year 2025 capital expenditures are currently expected to be approximately $1.8 billion to $1.9 billion, or 71% to 75% of depreciation and amortization.

Financing activities for the first nine months of 2025 included a $229 million net increase in debt versus a $33 million net decrease in debt during the comparable 2024 nine-month period.

During the third quarter of 2025, the Company had no borrowings outstanding under its commercial paper program and its USD denominated committed bank facility.

See Note 16 - Debt to the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the nine months ended September 30, 2025.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2025, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

At September 30, 2025, International Paper’s USD denominated credit facilities totaled $1.9 billion, which is comprised of the $1.4 billion contractually committed bank credit agreement and up to $500 million under the receivables securitization program. Management believes that the Company's credit agreements are adequate to cover expected operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. At September 30, 2025, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements are not subject to any restrictive covenants other than the financial covenants as disclosed in Note 16 - Debt to the Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit agreements. The financial covenants do not restrict any borrowings under the credit agreements.

In addition to the $1.4 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2025, the Company had no borrowings outstanding under the commercial paper program.

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

In March 2025, the Company amended and restated its £1.25 billion credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, and (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings and provides for interest rates at a floating rate index plus a pre-determined margin. Credit facility borrowings are denominated in the currency that aligns with the Company's cashflows. At September 30, 2025, the Company had approximately $1.2 billion (€1.035 billion) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at September 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The credit facility agreement provides for interest rates at a fixed rate for each facility. At September 30, 2025, the Company had €175 million (approximately $205 million) borrowings outstanding under the €200 million credit facility agreement. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at September 30, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the credit facility agreement.

The Company also has a €60 million committed bank facility that matures in December 2026. In April 2025, the Company amended and restated its credit facility agreement to, among other things (i) replace its obligation to prepare audited and unaudited consolidated accounts and instead provide International Paper’s account information, on the same terms as International Paper’s existing credit facilities, (ii) amend the financial covenant in the credit facility agreement to align with financial covenants given by International Paper in its existing credit facilities, (iii) amend certain events of default, and undertakings to align more closely with certain equivalent provisions included in the documentation relating to the existing financings of International Paper and to allow additional flexibility for potential reorganization of DS Smith’s subsidiaries, if required, now that DS Smith and its subsidiaries are part of the International Paper group. The multi-currency credit facility allows for GBP, EUR and USD borrowings. At September 30, 2025, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At September 30, 2025 the Company had €55 million (approximately $65 million) borrowings outstanding under this agreement.

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

During the first nine months of 2025, International Paper used 3.6 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholdings during the first nine months of 2025. Payments of restricted stock withholding taxes totaled $64 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of September 30, 2025. During the nine months ended September 30, 2025, no shares of common stock were repurchased under our share repurchase program.

During the first nine months of 2024, International Paper used approximately 2.0 million shares of treasury stock for various incentive plans. International Paper also acquired 0.6 million shares of treasury stock, related to restricted stock tax withholding during the first three months of 2024. Payments of restricted stock withholding taxes totaled $22 million. During the nine months ended September 30, 2024, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $733 million and $482 million for the first nine months of 2025 and 2024, respectively. Dividends were $1.3875 per share for the first nine months of 2025 and 2024.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. Except as described below, the Company has not made any changes in these critical accounting policies during the first nine months of 2025.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of corporate transactions or contemplated acquisitions, including our completed business combination with DS Smith Limited (“DS Smith”) and divestiture of our Global Cellulose Fibers business to American Industrial Partners (“AIP”). Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with, acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions, including, but not limited to, our business combination with DS Smith and the divestiture of our Global Cellulose Fibers business to AIP; (ii) our ability to integrate and implement our plans, forecasts, the internal control framework of DS Smith, including assessment of its internal control over financial reporting, and other expectations with respect to the combined Company, including in light of our increased scale and global presence; (iii) risks associated with our strategic business decisions including facility closures, business exits, operational changes, and portfolio rationalizations intended to support the Company’s 80/20 strategic approach for long-term growth; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental and antitrust related matters; (vii) the level of our indebtedness, including our obligations related to becoming the guarantor of the Euro Medium Term Notes as a result of our acquisition of DS Smith, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (ix) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, including in light of our increased proportion of assets, liabilities and earnings denominated in foreign currencies as a result of our business combination with DS Smith, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) our ability to realize expected benefits and cost savings associated with restructuring initiatives; (xiv) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) the qualification of the Sylvamo Corporation spin-off as a tax-free transaction for U.S. federal income tax purposes; (xvii) risks associated with the planned divestiture of our Global Cellulose Fibers business to AIP, including the costs and expenses related to the transaction, the diversion of management’s attention, our ability to obtain required regulatory approvals and satisfy closing conditions, uncertainty as to whether the transaction may be completed, if at all and asset impairment charges arising from or in connection with the transaction; (xviii) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xix) our ability to maintain effective internal control over financial reporting; and (xx) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting:

As previously disclosed, on January 31, 2025, we completed the acquisition of the entire issued and to be issued share capital of DS Smith. See Note 8 - Acquisitions to the condensed consolidated financial statements for additional information. We are continuing the process of integrating DS Smith into our systems and control environment, including an assessment of DS Smith's internal controls over financial reporting. This ongoing integration process may result in changes in our internal control over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the period ended December 31, 2024 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025, and June 30, 2025 (Part II, Item 1A), other than as described below.

The divestiture of our Global Cellulose Fibers business may be delayed or fail to occur for a variety of reasons, including the failure by the parties to satisfy or waive various closing conditions such as governmental and regulatory approvals. There can be no assurance as to whether or when the transaction may be completed. Failure to consummate the transaction could adversely affect our business, results of operations, financial condition, and the market price of our shares.

On August 21, 2025, the Company announced it had entered into a Securities Purchase Agreement (the “Sale Agreement”) with American Industrial Partners (“AIP”), pursuant to which, among other things, the Company will sell to AIP all of the issued and outstanding equity interests of its Global Cellulose Fibers business. Pursuant to the Sale Agreement, AIP will acquire the Company’s Global Cellulose Fibers business for a purchase price of $1.5 billion, which is subject to certain closing adjustments, and includes the issuance by AIP to the Company of preferred stock of AIP with an aggregate initial liquidation preference of $190 million. We may not realize all or a portion of the value of the preferred stock in the near term or at all.

Our ability to consummate the transaction is dependent on a number of factors that are beyond our control, such as receipt of required governmental and regulatory approvals and satisfaction of other closing conditions. As a result, there can be no assurance that the closing of the transaction will not be delayed or fail to occur. In addition, there can be no assurance that the transaction will have a positive effect on shareholder value. For example, the divestiture of our Global Cellulose Fibers business has resulted in an asset impairment charge of approximately $1.0 billion.

The divestiture of our Global Cellulose Fibers business could cause the diversion of management’s attention, interfere with our ability to retain or attract key personnel, disrupt our business, adversely impact important business relationships, adversely impact our financial results, or expose us to litigation.

In addition, we have and will continue to incur significant costs and expenses in connection with the transaction. Speculation and perceived uncertainties regarding any developments related to the transaction could cause the market price of our common stock to fluctuate significantly or to decline. Failure to complete the transaction within the expected timeframe or at all could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2025 - July 31, 2025	21,374	$47.88	—	$2.96
August 1, 2025 - August 31, 2025	3,298	48.83	—	2.96
September 1, 2025 - September 30, 2025	—	—	—	2.96
Total	24,672
(a) 24,672 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), approved and effective as of May 13, 2024. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of September 30, 2025, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable.

(c) During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

10.1*
Notice of Top Off Award under the 2025 Long-Term Incentive Plan Performance Stock Units (stock settled) between International Paper Company and Lance T. Loeffler, providing for the target number of PSUs to be determined using the closing stock price of the business day immediately preceding the grant date, accepted August 7, 2025.+

10.2*
Securities Purchase Agreement for the divestiture of the International Paper Company’s Global Cellulose Fibers business, by and among International Paper Company, International Paper Holdings (Luxembourg) S.À.R.L, English Oak, LLC, Absorbent Fiber Bidco, Inc., Absorbent Fiber Acquisitions Canada Ltd. and Absorbent Fiber Topco, Inc. dated August 20, 2025.

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

INTERNATIONAL PAPER COMPANY (Registrant)

November 6, 2025	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

November 6, 2025	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer