Form 10-K
period 2025-12-31
INTERNATIONAL PAPER CO /NEW/
filed 2026-02-27
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
12/31/2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the Company’s outstanding common stock held by non-affiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025) was approximately $24,671,507,117.
The number of shares outstanding of the Company’s common stock as of February 20, 2026 was 529,469,427.
Documents incorporated by reference:
Portions of the registrant’s proxy statement filed within 120 days of the close of the registrant’s fiscal year in connection with registrant’s 2026 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

INTERNATIONAL PAPER COMPANY
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	54
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.	55
	Report of Management on Financial Statements, Internal Control over Financial Reporting and Internal Control Environment and Board of Directors Oversight	55
	Reports of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	57
	Consolidated Statement of Operations	62
	Consolidated Statement of Comprehensive Income (Loss)	63
	Consolidated Balance Sheet	64
	Consolidated Statement of Cash Flows	65
	Consolidated Statement of Changes in Equity	66
	Notes to Consolidated Financial Statements	67
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	120
ITEM 9A.	CONTROLS AND PROCEDURES.	120
ITEM 9B.	OTHER INFORMATION.	120
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.	120

PART III.		121

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.	121
ITEM 11.	EXECUTIVE COMPENSATION.	121
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.	122
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.	122
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.	122

PART IV.		122

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.	122
	Additional Financial Data	123
ITEM 16.	FORM 10-K SUMMARY.	129
	SIGNATURES.	130
APPENDIX I	2025 LISTING OF FACILITIES.	A-1

PART I.
ITEM 1. BUSINESS
GENERAL
DESCRIPTION OF BUSINESS
International Paper Company (the "Company," "International Paper" or "IP", which may also be referred to as "we"
or "us") is a global leader in sustainable packaging solutions. We produce renewable fiber-based packaging products with manufacturing operations in North America, Latin America, Europe and North Africa. We are a New
York corporation, incorporated in 1941 as the successor to the New York corporation of the same name organized in
1898. In recent years, the Company has undergone significant transformation designed to simplify our operations, strengthen performance and position the business for long-term value creation.
STRATEGY
At International Paper, we follow the IP 80/20 performance system. The 80/20 approach is a disciplined, data-driven operating model focused on simplification, segmentation, resourcing and growth. In recent years the Company has taken actions to drive meaningful operational improvement and increase strategic flexibility across our global portfolio, including:

Simplify	Segment	Resource	Grow
Focusing on our core business: sustainable packaging solutions	Concentrating on the right geographies within each region	Tailoring investment and capital allocation strategies to meet distinct needs	Winning with customers and providing superior customer experiences
Exiting non-core businesses	Planning to separate into two independent, publicly traded companies in North America and EMEA (announced Jan 2026)	Investing in greenfield packaging facilities; plans for two new plants announced in 2025	Enhancing investor base in both North America and EMEA
Optimizing internal processes and organizational structures to reduce complexity	Prioritizing the right customer segments and product offerings	Investing in our talent and putting the right people in the right roles to create value	Focusing on achieving an advantaged cost position
We remain confident that the initiatives undertaken as part of our transformational journey will unlock substantial value at IP and strengthen the Company for our employees, customers and shareholders.
2025 Highlights
•Financial: Net sales in 2025 totaled $23.63 billion and cash provided by operating activities totaled $1.7 billion.
•Strategic Acquisition: Completed the acquisition of DS Smith Ltd. (“DS Smith”), advanced regional integration and implemented the 80/20 performance system within the new teams; enabled cross-business sharing of best practices.
•Strategic Divestiture: Sold our Global Cellulose Fibers business for $1.5 billion to American Industrial
Partners (completed January 2026).
•Portfolio Rationalizations: Exited non-core businesses and markets, streamlined our footprint and redeployed resources where needed.
•Organizational Improvements: Streamlined our organizational structure to eliminate redundancies created by the acquisition, further decentralized our teams, outsourced some functional areas and better resourced high value-creation areas.
•Shareholder Returns: Returned $977 million to shareholders in dividends.
•Packaging Focused Company: Took actions to position IP as a pure play company dedicated exclusively to sustainable packaging.
2026 Focus
In 2026, we will continue to drive sustainable value creation and advance our company. Through the application of our 80/20 performance system, we will execute our strategy with a sharp focus on achieving an advantaged cost position, delivering superior customer experience and capturing a high relative supply position in the right geographies, with the right customers and the right product offerings. A critical priority will be the execution of the strategic separation to create two independent, publicly traded companies in North America and EMEA, which we aim to complete near the end of 2026 or early 2027. In North America, the business will continue strengthening its position in the region, focusing on customers and leading on innovation with an advantaged cost position. In EMEA, we will prepare the business to stand alone as an independent, publicly traded entity following the separation with the goal of becoming the leading provider of innovative, sustainable packaging solutions in EMEA.
From 2021 through 2025, International Paper’s capital expenditures totaled approximately $5.4 billion, excluding mergers and acquisitions. These expenditures reflect our continuing efforts to use our capital strategically to improve product quality and environmental performance, as well as lower costs, maintain reliability of operations and deploy strategic capital for capacity expansion. Capital expenditures in 2025 were approximately $1.9 billion and are expected to be approximately $2.0 billion to $2.1 billion in 2026. You can find more information about capital expenditures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Discussions of acquisitions can be found in Note 7 Acquisitions of Item 8. Financial Statements and Supplementary
Data.
You can find discussions of restructuring charges and other special items in Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations. For further discussion on our business strategies, see
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CURRENT BUSINESS OVERVIEW
In the United States, as of the date of this filing, the Company operated 15 packaging mills, 159 converting and packaging plants and 15 recycling plants. Additionally, production facilities in Europe, North Africa and Latin America included 14 containerboard mills, 159 converting and packaging plants and 20 recycling plants. Substantially all our businesses have experienced, and are likely to continue to experience, cycles relating to industry capacity and general economic conditions.
VALUES
We are guided by our Company values:
•Safety – Above all else, we care about people. We look out for each other to ensure everyone is physically and emotionally safe.
•Ethics – We act honestly and operate with integrity and respect. We promote a culture of transparency and accountability.
•Excellence – We set high expectations and deliver outstanding results for each other, our customers and our shareholders.
SEGMENTS
We operate under two divisions, which form the basis for the two segments we report, Packaging Solutions North
America and Packaging Solutions EMEA. A description of these business segments can be found in Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.
AVAILABLE INFORMATION
Throughout this Annual Report on Form 10-K, we “incorporate by reference” certain information in parts of other documents filed with the U.S. Securities and Exchange Commission ("SEC"). The SEC permits us to disclose important information by referring you to those documents. Our annual reports on Form 10-K, quarterly reports on
Form 10-Q, current reports on Form 8-K and proxy statements, along with all other reports and any amendments thereto filed with or furnished to the SEC, are publicly available free of charge on the Investors section of our website at www.internationalpaper.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We encourage you to refer to such information.
You can learn more about us by visiting our website at www.internationalpaper.com, which includes information about the Company, our SEC filings, financial and other information for investors. Information on our website could be deemed to be material information. We encourage investors, the media, and other interested parties to visit this website regularly for updates. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Our internet address is included as an inactive textual reference only.

HUMAN CAPITAL
EMPLOYEES
As of December 31, 2025, we have approximately 62,602 employees, nearly 30,421 of whom are in the United
States. Of our U.S. employees, 20,705 are hourly, with unions representing approximately 11,498 employees. Of this number, 8,622 are represented by the United Steelworkers union ("USW").
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
In addition to our U.S. labor agreements, we operate manufacturing facilities across EMEA, where labor relations are governed by local laws, works councils, national unions, and country specific collective bargaining frameworks.
Labor practices, employment protections, and negotiation processes in these regions can differ significantly from those in the U.S. and may impose additional requirements related to consultation, employee representation, and changes in operations. The Company works collaboratively with these local bodies and employee representatives, but labor related regulations, negotiations, or disruptions in any of these jurisdictions could impact operations, costs, or workforce flexibility.
SAFETY AND WELLBEING
At International Paper, we value safety above all else. The safety and well-being of our employees, visitors and business partners is fundamental to how we operate. In 2025, we reinforced our commitment to safety performance and further implemented our Safety Excellence strategy, which is designed to strengthen our safety culture across all operations.
Our Board of Directors has oversight of our safety strategy, and in 2025 began receiving updates on our Safety
Excellence efforts at every Board meeting, elevating safety as a standing governance priority and reinforcing accountability at the highest levels of the Company. In addition, in 2026 the Board participated in an intensive, in-
person safety training led by our third-party safety consultant alongside senior management, further strengthening alignment on our Safety Excellence objectives and modeling the leadership behaviors we expect throughout the organization.
Through our Safety Excellence efforts, we are building a culture guided by five key attributes:
1.          We speak up and take action – every time, without fear.
2.          We show up where the work happens and listen with intent.
3.          We lead with humility and curiosity.
4.          We proactively eliminate risk and invest in what matters.
5.          We create a culture of care, trust, and accountability.
To ensure lasting impact, in 2025 we continued engagement of a leading safety consultant and initiated comprehensive, top-down training and cascading through every level of leadership. Members of our executive teams actively participated in safety leadership training, personal coaching and in-field demonstrations, reinforcing accountability and modeling the behaviors we expect across the organization. These efforts are part of a broader plan to embed safety into every aspect of our operations, with additional initiatives scheduled for 2026 and 2027 to further advance our culture of safety excellence and engage every team member across IP.
We believe that safety performance and operational performance are inextricably linked. Plants and mills that operate safely are less likely to experience unplanned process interruptions and downtime. The culture we are building to improve safety performance also improves asset reliability, enhances production stability and supports more consistent cost performance. Accordingly, the key drivers of strong safety performance contribute directly to operational excellence and, in turn, to our financial results. Our focus on Safety Excellence is therefore both a cultural imperative and a key operational priority.
Our goal is to achieve zero serious injuries and fatalities at all sites and see that everyone goes home safely at the end of each workday. This commitment means empowering every team member to stop unsafe work without hesitation. To advance this goal, the following endeavors were undertaken in 2025:
•Trained 163 top leaders in 84 sessions that included classroom modules and coaching;
•Began training 3,400 site level leaders through classroom modules and in-field coaching;
•Established a Safety Governance Team in North America made up of executive leaders responsible for all
North American operations;
•Elevated safety updates as a standing agenda item at every meeting of the Board of Directors;
•Executed targeted investments to sustainably reduce exposure to harm in our facilities; and
•Celebrated team members who modeled our safety culture through personal recognition by our CEO and sharing stories across the enterprise, reinforcing a culture where safety leadership is valued and visible.
We also believe workplace safety encompasses holistic well-being. We are committed to supporting the mental, emotional, physical, professional and financial well-being of our employees and their families. Through our
Employee Assistance Program (“EAP”), offered at no cost to employees and family members, we provide resources such as counseling, well-being coaching, financial guidance, identity theft resolution and support for emotional and psychological safety. We believe these services help employees manage stress, build resilience, and achieve personal and professional goals. Our holistic approach to wellness also includes tools and guidance for incorporating wellness habits into daily life, ensuring our employees have the support they need to thrive.
TALENT MANAGEMENT
The attraction, retention and development of our employees is critical to our success. We strive to create a positive employee experience that begins at onboarding. Our Human Resources Talent Management Team hosts online
Global New Employee Orientation for employees and each business conducts onsite new hire integration training unique to its business and/or facility. This experience continues through our continuous learning, development and performance management programs. We provide continuing education courses that are relevant to our industry and job functions within the Company, including both instructor-led and online training through our Learning
Management System (“LMS”) MyLearning platform. Across the enterprise in 2025, employees completed nearly
830,000 learning activities through our platform.
In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization, such as our REACH (Recruit, Engage, Align College Hires)
program and Global Manufacturing Training Initiative programs. Through REACH we recruit and develop early-
career engineers and safety professionals for our U.S. mills, preparing them to become future leaders. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows and professionally develops our employees. Our Global Manufacturing Training
Initiative provides training services to hourly operations and maintenance employees in our mills in a standardized and structured manner. On the converting side of our business, nearly 100 front line and future leaders participated in our multi-day in-person Leadership Application and Professional Development and Manufacturing Management
Associate Programs during 2025.
We develop leaders through a broad range of LMS virtual and in-person resources, courses and workshops for individual contributors, people leaders and teams. In 2025, 44 senior leaders participated in the first offering of a multi-part workshop series developed in partnership with The Aspen Institute. The program focused on cultivating purpose-driven leadership, trust and collaboration, and equipping participants with the mindset and skills to navigate complexity and drive meaningful impact.
We support employees in pursuing and preparing for future positions at the Company in several ways. We provide tuition reimbursement and student loan assistance to help employees repay qualified student loans. We also offer peer mentoring and leadership and career development training to support and develop our employees. These resources provide employees with the skills and support they need to achieve their career goals, build management skills and become leaders within our Company.

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
TEAM-ORIENTED CULTURE
At International Paper, we strive to create a high-trust, high-performance culture. We focus on promoting a culture that leverages the talents of all employees, and implementing practices that attract, recruit and retain a broad array of talent, guided by our ongoing dedication to equal employment opportunity for all. We believe our efforts will lead to improved business results, as teams with a broad range of perspectives drive innovation, enhance decision-
making, and better reflect the markets we serve.
We support enterprise-wide employee-led resource groups (“ERGs”) that are open to all employees and provide a forum to communicate and exchange ideas and build a network of relationships across the Company. Our ERGs are designed to help educate and motivate our global workforce, strengthening our business practices.
The make-up of our Board of Directors reflects our efforts to seek the most qualified board candidates with a broad range of experiences and perspectives.
Our Executive Leadership Team ("ELT") is currently comprised of our chief executive officer, two executive vice presidents and three senior vice presidents who oversee crucial functions and business units within the Company.
By virtue of our secondary listing on the London Stock Exchange, International Paper is now subject to certain board composition disclosure requirements under the UK Listing Rules (the “UKLR”) established by the UK
Financial Conduct Authority (the "FCA"). The information below is required under UKLR 14.3.30R. The required disclosure below is set out as of December 31, 2025 and the data provided in relation to the Board and executive officers has been collected through the annual Directors and Officers’ questionnaire.

UKLR Reporting Standards (the "Standards")	Result	Further notes
At least 40% of the Board are women.	Not met	30% of the Board were women.
At least one member of the Board is from an ethnic minority.	Met	There were two ethnic minority men on the Board.
At least one of the senior Board positions (Chair, CEO, Senior Independent Director (SID) or CFO) is a woman.	Not met
The senior Board positions of Chairman, CEO, CFO and
Lead Director are currently held by men. Until the
individuals in those positions retire or otherwise leave, the
Company will not meet the Standards.

In accordance with UKLR 14.3.31R, numerical data on the ethnic background and sex of the individuals on the
Company’s Board and in its executive management as of December 31, 2025 is set out below:

	Number of Board Members	Percentage of the Board [1]	Number of senior positions on the Board (CEO, CFO, SID and Chair) [2]	Number in executive management [3]	Percentage of executive management
Men	7	70%	2 [4]	5 [5]	100%
Women	3	30% [6]	—	0 [7]	—%
Not specified/prefer not to say	—	—%	—	—	—%
White British or other White (including minority white groups)	8	80%	2	5	100%
Mixed multiple ethnic groups	—	—%	—	—	—%
Asian/Asian British	—	—%	—	—	—%
Black/African Caribbean/Black British	2	20%	—	—	—%
Other ethnic group including Arab	—	—%	—	—	—%
Not specified/prefer not to say	—	—%	—	—	—%
1 Information presented in this column reflects only our non-employee directors and does not include our CEO.
2 The Company is reporting on the positions of CEO, CFO, Chairman of the Board and Lead Director.
3 Executive management is defined, in accordance with the UKLR, as International Paper’s Executive Leadership Team, which includes our
Corporate Secretary.
4 Andrew K. Silvernail holds the position of CEO and Chair. Christopher M. Connor holds the position of Lead Director, which is the equivalent of the SID. The position of CFO is not held by a member of the Board.
5 "Executive management" as used in this table includes our CEO.
6 As part of its succession planning, the Board actively considers highly qualified women candidates whose skills, experience and perspectives align with the Company's long-term strategy while advancing progress toward the objectives outlined in UKLR 14.3.31R.
7 Melissa S. Flores joined the Company as senior vice president, chief human resources officer on January 5, 2026. Following Ms. Flores's appointment, the number of women serving as members of executive management is 1 or 17%.
COMMUNITY ENGAGEMENT
Our community engagement efforts extend across the globe and support social and educational needs through charitable giving, volunteerism and product donations. We also partner with agencies to help communities prepare for and recover from natural disasters. In 2025, we invested approximately $16 million to address critical needs in the communities around the world where we work and live.
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
COMPETITION AND COSTS
The packaging sector is large and fragmented, and the areas into which we sell our principal products are very competitive. Our products compete with similar products produced by other forest products companies. We also compete, in some instances, with companies in other industries and against substitutes for wood-fiber products.
Many factors influence the Company’s competitive position, including price, cost, product quality and services. You can find more information about the impact of these factors on operating profits in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MARKETING AND DISTRIBUTION
The Company sells products directly to end users and converters, as well as through agents, resellers and distributors.
DESCRIPTION OF PRINCIPAL PRODUCTS
The Company’s principal products fall into several categories as described below and also in Item 7. Management’s
Discussion and Analysis of Financial Condition and Results of Operations. We produce renewable fiber-based packaging solutions, primarily servicing industrial consumer goods and e-commerce markets. The Company manufactures a broad range of containerboard and corrugated packaging products, which are used to protect, ship and display goods across diverse end-use categories. Our containerboard portfolio includes linerboard, medium, whitetop, and saturating kraft, which serve as the base materials for corrugated packaging. The Company converts containerboard into corrugated boxes, bulk bins, shipping containers and specialty packaging through its network of
U.S. and international converting facilities. These products support customers in industries such as food and beverage, agriculture, industrial manufacturing, personal care pharmaceuticals and consumer goods.
GOVERNMENTAL REGULATION
The Company’s policy is to operate its mills and plants in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees. We operate our businesses and sell products globally. In each of the jurisdictions in which we operate, we are subject to a variety of laws and regulations governing various aspects of our business, including general business regulations as well as those governing the manufacturing, production, content, handling, storage, transport, marketing and sale of our products.
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
ENVIRONMENTAL PROTECTION
Our 2030 goals establish the foundation for our efforts to support healthy and abundant forests, strengthen communities, operate sustainably and advance renewable solutions. Through these efforts and more, the Company tackles the toughest issues in the value chain to improve its environmental footprint and promote the long-term sustainability of natural capital.
Our approach to sustainability considers our entire value chain, from sourcing raw materials responsibly and working safely, to making renewable, recyclable products and providing a market for recovered products. To help inform and prioritize the focus of our sustainability strategy, we have engaged with internal and external stakeholders, assessed key issues, associated risks and opportunities, and incorporated sustainability considerations into our processes.
The Company’s operations are subject to extensive and evolving federal, state, local, and international laws and regulations governing the protection of the environment and became more so in 2025 in light of our increased scale and global presence. Company manufacturing processes involve discharges to water, air emissions, water intake and waste handling and disposal activities, all of which are subject to a variety of environmental laws and regulations, along with requirements of environmental permits or analogous authorizations issued by various governmental authorities. Our continuing objectives include: (i) controlling emissions and discharges from our facilities to avoid adverse impacts on the environment, and (ii) maintaining compliance with applicable laws and regulations.
The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various federal and state laws, including the Comprehensive Environmental Response, Compensation and
Liability Act of 1980, as amended ("CERCLA"). For additional information regarding certain remediation actions, see

Note 14 Commitments and Contingent Liabilities of Item 8. Financial Statements and Supplementary Data. For
additional information regarding risks associated with environmental matters, see Item 1A. Risk Factors – We are subject to a wide variety of laws, regulations and other governmental requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.

CLIMATE CHANGE
The Company recognizes the impact of climate change on people and our planet. To manage climate-related risks, we are taking actions throughout our value chain to help advance a low-carbon economy. We aligned our annual sustainability reporting with the recommendations of the International Financial Reporting Standards S2 Climate-
related Disclosures in the 2024 reporting cycle. As part of our climate reports, we identify and report on climate-
related opportunities. We identify and evaluate physical and transition climate-related risks through our enterprise risk management process.
The Company's 2024 Climate Report (which, prior to 2024, was referred to as the Company's Task Force on
Climate-related Financial Disclosures Report or "TCFD Report") provides climate related disclosures as of
December 31, 2024, consistent with the four core recommendations and 11 recommended disclosures set out in the
June 2017 Final Report published by the TCFD (the "Final 2017 TCFD Report)". Our 2025 Climate Report, which will be available later in 2026, will provide climate related disclosures as of December 31, 2025, consistent with the four core recommendations and 11 recommended disclosures set out in the Final 2017 TCFD Report. For ease of review and given the detailed and technical content of these disclosures, the Climate Report is considered to be the most appropriate location for the disclosures. This statement is provided in accordance with UKLR 14.3.24R. Our corporate sustainability reports, including our 2024 and 2025 Climate Report, are or will be available at
www.internationalpaper.com/reports.
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
Through improvements in operations, equipment, energy efficiency and fuel diversity, we are working to achieve company-wide reductions in Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions. As part of our 2030 goals, we targeted incremental reductions of 35% in our Scope 1, 2, and 3 GHG emissions by 2030 in comparison to 2019 levels. We intend to continue to evaluate and implement projects as we pursue this 2030 GHG goal. This includes ongoing energy efficiency efforts and capital projects to phase out our most carbon intensive fuel sources (Scope 1)
as well as developing GHG reduction strategies for our energy sourcing (Scope 2) and broader supply chain footprint (Scope 3). In addition, we were an early adopter of the Taskforce on Nature-related Financial Disclosures
(“TNFD”). We published our first TNFD report in 2025 with 2024 data that aligns with TNFD recommendations, which have been designed to (i) meet the corporate reporting requirements of organizations across jurisdictions; (ii)
be consistent with the global baseline for corporate sustainability reporting; and (iii) be aligned with the global policy goals outlined in the Kunming-Montreal Global Biodiversity Framework, which was adopted to halt and reverse nature loss by 2030.
We use carbon-neutral biomass and manufacturing residuals to generate a majority of the manufacturing energy at our mills. We believe our efforts to advance sustainable forest management and restore forest landscapes are an important lever for mitigating climate change through carbon storage in forests.
INTERNATIONAL EFFORTS
The 2015 Paris Agreement compels international efforts and voluntary commitments toward reducing the emissions of GHGs. Although the United States has withdrawn from the 2015 Paris Agreement, IP recognizes the importance of global policy action to achieve emission reductions consistent with an increase of “well below 2 ° Celsius above pre-industrial levels and to pursue efforts to limit the temperature increase even further to 1.5 ° Celsius.” Consistent with this objective, participating countries aim to balance GHG emissions generation and sequestration in the second half of this century or, in effect, achieve net-zero global GHG emissions.

To assist member countries in meeting GHG reduction obligations, the European Union operates an Emissions
Trading System ("EU ETS"). Our operations in the EU experience indirect impacts of the EU ETS through purchased power pricing. To date, neither the direct nor indirect impacts of the EU ETS have been material to the
Company. We continue to evaluate potential future impacts in light of (i) our plans to separate our EMEA packaging business into an independent public company and (ii) ongoing developments in the global climate-policy frameworks, including the evolution of the 2015 Paris Agreement's non-binding national commitments and transparency framework.  or allocation of, and market prices for, GHG credits. In 2025, many countries failed to submit updated climate targets, which has contributed to continued uncertainty in the allocation and market pricing of GHG credits.
Additionally, the EU’s Corporate Sustainability Reporting Directive (“CSRD”), Corporate Sustainability Due Diligence
Directive ("CSDDD") and Deforestation Regulation (“EUDR”), each impose additional compliance responsibilities on the Company. The CSRD requires additional reporting processes for greater accountability. The Company’s first reporting year under the CSRD is expected to be 2028. The CSRD standards replace the existing Non-Financial
Reporting Directive and expand reporting requirements for companies operating in the EU. The implementation timeline varies depending on the type of entity.
The CSDDD requires reporting and documentation about due diligence systems covering company and supply chains. The CSDDD became effective in 2024 and EU member states have two years to implement through national laws and decide on enforcement. The CSDDD implementation and compliance timeline may vary based on details once finalized by each member state.
The EUDR requires companies trading in products derived from certain commodities to conduct extensive diligence on the value chain to ensure goods do not result from recent deforestation, forest degradation or breaches of local environmental and social laws. The Company is evaluating the implications of the EUDR to its business with expected reporting to begin after December 30, 2026.
However, following the planned separation of our EMEA business into an independent public company, International
Paper will review its obligations to report under these requirements.
U.S. EFFORTS, INCLUDING STATE, REGIONAL AND LOCAL MEASURES
Responses to climate change may result in regulatory risks as new laws and regulations aimed at reducing GHG emissions come into effect. The EPA manages regulations to: (i) control GHGs from mobile sources by adopting transportation fuel efficiency standards; (ii) control GHG emissions from new Electric Generating Units; (iii) control emissions from new oil and gas processing operations; and (iv) require reporting of GHGs from sources of GHGs greater than 25,000 tons per year.
Several U.S. states have enacted or are considering legal measures requiring the reduction and reporting of GHG emissions by companies and public utilities. While current regulations in these jurisdictions have not had, and are not expected to have, a material impact on the Company, we continue to monitor developments closely.
In particular, the State of California has enacted two laws that introduce expanded climate-related disclosure obligations:
•California Climate Corporate Data Accountability Act (SB 253) requires annual public reporting of Scope 1 and Scope 2 GHG emissions, beginning with fiscal-year 2025 data to be disclosed by August 2026.
•California Climate-Related Financial Risk Act (SB 261) mandates disclosure of climate-related reporting obligations on companies doing business in California meeting specified thresholds, subject to the resolution of ongoing legal challenges. In 2026, IP voluntarily self-reported under SB 261 using our 2024
Climate Report.
The Company is actively preparing to meet the upcoming requirements of SB 261 and will continue to monitor state-
level climate legislation, evaluate its implications on our operations and update disclosures as laws take effect and regularity clarity evolves. It is unclear what impacts, if any, future state-level or local GHG rules will have on the
Company’s operations, as well as the outcome of any legal challenges to these rules.

SUMMARY
Regulation related to GHGs and climate change continues to evolve in the areas of the world in which we do business. Because it remains unclear what actions regulators may take or when such actions may occur, it is not reasonably possible at this time to estimate the Company’s costs of compliance with rules that have not yet been adopted or implemented, may never be adopted or implemented or may be subject to legal challenge. In addition to possible direct impacts, future legislation and regulation could indirectly impact the Company. For example, higher prices for transportation, energy and other inputs, as well as more protracted air permitting processes, could cause delays and higher costs to implement capital projects. Other possible indirect impacts include influence on competitive position due to customer and end-consumer preferences regarding low-carbon, circular products with a high recycling rate along with tax credit and funding opportunities to expand green energy production and carbon credit generation. The Company has controls and procedures in place designed to track GHG emissions from our facilities and stay informed about developments concerning possible climate-related laws, regulations, accords, and policies where we operate. We regularly assess whether such developments may have a material effect on the
Company, its operations or financial condition, and whether we have any related disclosure obligations under applicable rules and regulations.
Moreover, compliance with legal requirements related to GHGs and/or climate change currently in effect or enacted in the future are expected to require future expenditures to meet GHG emission reduction, disclosure or other obligations. These obligations may include carbon taxes, the requirement to purchase GHG credits or the need to acquire carbon offsets. We may also incur significant expenditures in relation to our efforts to meet our internal targets or goals with respect to GHGs and climate change, including our 2030 goal on GHGs as discussed above.
Furthermore, in connection with complying with legal requirements and/or our efforts to meet our internal targets and goals, we have made and expect to continue to make capital and other investments to displace traditional fossil fuels, such as fuel oil and coal, with lower carbon alternatives, such as biomass and natural gas. Rather than rely on carbon offsets, we focus on reducing energy consumption as well as relative GHG emissions across our mills and manufacturing facilities. Currently, these efforts and obligations have not materially impacted the Company, but such efforts and obligations may have a material impact on the Company in the future.
We believe sustainability is a key element of corporate governance with oversight of management's initiatives and efforts provided by our Board of Directors and committees of the Board of Directors.
Our Board of Directors has primary oversight of the Company's enterprise risk management program, which includes sustainability. The Board receives updates from our Chief Sustainability Officer ("CSO") and additional members of management. Our Board also conducts periodic reviews of components of the sustainability strategy and performance and reviews material key sustainability-related developments and issues. Our standing committees share responsibility for sustainability as described below:
Audit and Finance Committee
•Reviews processes and controls for external reporting of sustainability and social impact data and metrics.
•Reviews related disclosures in Annual Report on Form 10-K and other sustainability reports.
Governance Committee
•Reviews and reassesses adequacy of, and oversees compliance with, our Corporate Governance
Guidelines.
•Seeks Board of Director candidates with a broad range of skills, experiences and perspectives.
Public Policy and Environment Committee ("PPE Committee")
•Reviews sustainability and social impact policies, plans and performance to ensure commitments to stewardship.
•Stays current on emerging sustainability and social impact trends and issues impacting the Company.
At the management level, ownership and governance of sustainability matters is embedded in the organization from the top down. Our CEO and ELT are responsible for corporate strategy and leadership including incorporation of our sustainability goals and standards into our daily operations and long-term business strategy. Our ELT, which is comprised of two executive vice presidents and three senior vice presidents who report directly to the CEO and oversee critical functions and business units within the Company, evaluates sustainability issues based on input from the businesses. The ELT receives several sustainability updates from our CSO.

For additional information regarding risks associated with climate change and the evolving regulatory landscape, see Item 1A. Risk Factors – We are subject to risks associated with climate change and other sustainability matters and global, regional and local weather conditions as well as legal, regulatory and market responses to climate change; We are subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.
Additional information regarding climate change and the Company is available in our annual Sustainability Report and Climate Report, both of which can, or will be, found on our website at www.internationalpaper.com. Our 2025
Sustainability Report and 2025 Climate Report will be available later in 2026. The information contained in such reports is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC. Any targets or goals with respect to sustainability matters discussed herein or in our sustainability reports as noted above are forward-looking statements and may be aspirational. These targets or goals are not guarantees of future results and involve assumptions and known and unknown risks and uncertainties, some of which are beyond our control.
RAW MATERIALS
Raw materials essential to our businesses include wood fiber, mainly purchased in the form of pulpwood, wood chips and old corrugated containers ("OCC"), and certain chemicals, including caustic soda, starch and adhesives.
For further information concerning fiber supply purchase agreements, see Liquidity and Capital Resources of Part II,
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of our Company as of the date of this filing.
Andrew K. Silvernail, 55, joined International Paper as chief executive officer on May 1, 2024 and became chairman of the International Paper Board of Directors on October 1, 2024. Mr. Silvernail has two decades of experience leading global companies in the manufacturing and technology sectors. He joined IP from KKR & Co.,
Inc., a global investment firm, where he served as an executive advisor, and 5 Nails, LLC, a private investment advisory firm where he served as founder, chair and chief executive officer (2022-2024). Prior to this role, Mr.
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
Melissa S. Flores, 43, senior vice president, chief human resources officer since January 5, 2026. Ms. Flores leads the human resources function. Ms. Flores previously served as chief human resources officer for IDEX Corporation
(NYSE: IEX) (2021-2025). Prior to that, she served in various other leadership roles at IDEX including Group Vice
President of Talent (2019-2021) and Group Vice President of Human Resources.
W. Thomas Hamic, 59, executive vice president and president - Packaging Solutions North America since
September 1, 2024. In this role, Mr. Hamic leads the Container and Containerboard businesses in North America.
Prior to this promotion, Mr. Hamic served as senior vice president - North American Container and chief commercial officer (January 2023-2024). Mr. Hamic also served as senior vice president - Global Cellulose Fibers and
Enterprise Commercial Excellence (2020-2022) as well as various other leadership roles at the Company since joining International Paper in 1991.
Lance T. Loeffler, 48, senior vice president, chief financial officer of the Company since April 1, 2025. In this role, he has leadership responsibilities for the Company’s global financial strategy and finance functions. Before joining
IP, Mr. Loeffler worked for Halliburton (NYSE: HAL) where he most recently served as senior vice president, Middle
East and North Africa (2022-2024). Prior to this role, Mr. Loeffler held other positions at Halliburton including executive vice president and chief financial officer (2018-2022).

Timothy S. Nicholls, 64, executive vice president and president – Packaging Solutions EMEA effective April 1,
2025. Prior to this role, he served two separate terms as the Company’s chief financial officer – from 2007-2011, and again from 2018-2025. At completion of the DS Smith business combination, Mr. Nicholls began serving in his current position leading the EMEA business. Mr. Nicholls previously served in various leadership roles at the
Company since joining International Paper in 1999.
Joseph R. Saab, 57, senior vice president, general counsel and corporate secretary since July 2022. In addition to leading all Legal functions for the Company, Mr. Saab also has responsibility for Corporate Security and served as the interim senior vice president – Human Resources twice during leadership changes (August 2024-February
2025; June 2025-January 2026). Mr. Saab previously served as vice president, deputy general counsel and assistant corporate secretary (2019-2022) and in other leadership roles with the Company since joining International
Paper in 2001.
There are no family relationships, as defined by the instructions to this item, among any of the Company’s executive officers and any other executive officers or directors of the Company.
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K that are not historical in nature may be considered “forward-
looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.
Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,”
“anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,”
“remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of strategic corporate transactions.
Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks associated with our plans to separate our North America and
Europe, Middle East and Africa (“EMEA”) operations into two independent public companies and other acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions on a timely basis or at all including the risk that an impairment charge may be recorded for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings; (ii) our ability to complete regional integration and implement our plans, forecasts, the internal control framework of DS Smith, including assessment of its internal control over financial reporting; (iii) risks associated with our strategic business decisions including facility closures, business exits, operational changes, restructuring initiatives and portfolio rationalizations intended to support the Company’s
80/20 approach for long-term growth; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other sustainability matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental and antitrust related matters; (vii) the level of our indebtedness, including our obligations related to becoming the guarantor of the DS Smith Euro Medium Term
Notes programme, risks associated with our variable rate debt, and changes in interest rates (including the impact of currently elevated, but moderating, interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets;
(ix) risks arising from conducting business internationally, domestic and global geopolitical conditions, military conflict (including the Russia/Ukraine conflict, the conflict in the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith as well as broader geopolitical tensions involving major global actors, including those related to China and Venezuela), changes in currency exchange rates, including in light of our increased proportion of assets, liabilities and earnings denominated in foreign currencies, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs; the effects of the U.S. Supreme Court’s recent decision striking down certain previously imposed tariffs and creating uncertainty regarding potential tariff refunds and the future scope of U.S. tariff authority; and the impact of new executive orders that may restructure or reauthorize tariff measures through alternative legal mechanisms, as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United
States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) any material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiv) our exposure to claims under our agreements with Sylvamo Corporation; (xv) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xvi) our ability to maintain effective internal control over financial reporting; and (xvii)
our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-
looking statements, whether as a result of new information, future events or otherwise.
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
Risks Related to Market and Economic Factors
•Maintenance of two exchange listings may adversely affect liquidity in the market for our shares of common stock and result in pricing differentials of shares of common stock between two exchanges.
•Developments in general business and economic conditions could have an adverse effect on the demand for our products, our financial condition and the results of our operations.
•Changes in international conditions or other risks arising from conducting business internationally could adversely affect our business and operations.
Risks Related to our Operations
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
•We may be unable to realize the expected benefits and costs savings associated with restructuring initiatives, including our 80/20 approach.
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
Risks Related to the Separation
•The proposed separation of our EMEA packaging business may not be completed, on the currently contemplated timeline or at all.
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
•Failure to remediate a material weakness in DS Smith’s internal control over financial reporting could adversely affect our business and results of operations.
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
•Our pension plans are currently fully funded on a projected benefit obligation basis; however, the possibility exists that over time we may be required to make cash payments to the plan, reducing the cash available for our business.
The Company faces a variety of risks, including risks in the normal course of business and through global, regional, and local events that could have an adverse impact on its reputation, operations, and financial performance.
The following are material risk factors of which we are aware, including risk factors that could cause the Company’s actual results to differ materially from those contemplated in any forward-looking statement. If any of the events or circumstances described in any of the following risk factors occurs, our business, results of operations and/or financial condition could be materially and adversely affected, and our actual results may differ materially from those contemplated in any forward-looking statements we make in any public disclosures. Additional factors that could affect our business, results of operations and/or financial condition are discussed elsewhere in this Annual Report on Form 10-K (including in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations) and in the Company’s other filings with the U.S. Securities and Exchange Commission.
RISKS RELATED TO INDUSTRY CONDITIONS
Fluctuations in the prices of and the demand for our products due to factors such as economic cyclicality and changes in customer or consumer preferences, and government regulation could materially affect our financial condition, results of operations and cash flows.
Substantially all of our business has experienced, and is expected to continue to experience, cycles relating to industry capacity, customer demand, and general economic conditions. The length and magnitude of these cycles have varied over time and by product. Product prices and sales volumes have fallen in the past, and there can be no assurance that this will not recur. New or existing producers of paper and sustainable packaging products may add or adjust capacity affecting available supply. Further, changes in customer or consumer preferences may increase or decrease the demand for fiber-based products and non-fiber substitutes. Customer and consumer preferences change based on, among other factors, cost, convenience, health concerns and perceptions and an increased awareness of sustainability considerations. In some areas, customers have increasingly shown interest in environmentally friendly products such as fiber-based packaging. Advances in non-fiber technologies such as plastic packaging or other materials could result in decreased demand for our products. In addition, legal developments, such as new governmental regulations on single-use packaging products could significantly alter the market for our products. Any of the foregoing, including a failure to anticipate and respond to changing trends, customer preferences and technological and regulatory developments, could have a material adverse effect on our business, financial condition, results of operations and/or future prospects. A lack of investor confidence in the paper and packaging industry could also have a negative impact on our business, financial condition, results of operations and/or future prospects.
Changes in the cost and availability of raw materials, energy and transportation have recently affected, and could continue to affect, our profitability.
We rely heavily on the use of certain raw materials (principally virgin wood fiber, recycled fiber, caustic soda, starch and adhesives), energy sources (principally biomass, natural gas, electricity and fuel oil) and third-party transport companies. The market price of virgin wood fiber varies based on availability, demand, quality, and source. The global supply and demand for recycled fiber may be affected by factors such as trade policies between countries, individual governments’ legislation and regulations, and general macroeconomic conditions. In addition, the increase in demand of products manufactured, in whole or in part, from recycled fiber, on a global basis, may cause significant fluctuations in recycled fiber prices. Taking into account ongoing inflationary conditions in domestic and global markets, we have experienced, and may continue to experience, a significant increase in various costs, including recycled fiber, energy, freight, chemical, and other supply chain costs, which has adversely affected, and may continue to adversely affect, our operations. Moreover, the availability of labor and the market price for fuel may affect third-party transportation costs.
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
We have significant exposure to energy costs, in particular gas, electricity and other fuel costs. Energy prices have fluctuated dramatically in the past and may continue to increase and/or fluctuate in the future. Transportation costs are also impacted by energy costs since a key component of transportation costs relates to the cost of oil. We have employed and expect to continue to employ, strategies, including hedging a portion of our energy costs, and risk mitigation tools to reduce the volatility of energy costs and ensure a degree of certainty over future energy costs.
However, there can be no certainty that those strategies and tools will continue to manage such impact in the future.
Volatile and increasing energy prices, including as a consequence of the conflict between Russia and Ukraine as well as heightened geopolitical tensions in regions such as the Middle East, China, and recent events in Venezuela, or a failure to effectively implement such strategies and tools could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.
Competition and downward pricing pressure in the global packaging industry could negatively impact our financial results.
We operate in a competitive international environment. Our products compete with other forest products and packaging companies in the markets where we operate.
Product innovations, manufacturing and operating efficiencies, additional manufacturing capacity, distribution and commercial strategies pursued or achieved by competitors, and the entry of new competitors, could negatively impact our financial results. In addition, our products compete with companies that produce substitutes for wood-
fiber products, such as plastics and various types of metal. Customer shifts away from wood-fiber products toward such substitute products may adversely affect our business and financial results. Further, we depend on critical suppliers and key customers. An inability to foster these relationships and to manage any material changes in commercial terms and service levels could have a material adverse impact on our business, financial condition, results of operations and/or future prospects.

Pricing in the paper and packaging industries can be affected by, among other things, product commoditization, changes in demand, entrance or withdrawal of new competitors or capacity, changes in product supply, and the introduction of new products, technologies and equipment, including the use of artificial intelligence ("AI") and machine learning solutions. We face significant pressure to reduce per unit costs to achieve commercially acceptable returns. In circumstances where we are unable to adjust the relevant cost base sufficiently, pricing pressure could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.
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
We are affected by developments in general business and economic conditions, which could have an adverse effect on the demand for our products, our financial condition and the results of our operations including our ability to pay a cash dividend.
General economic conditions may adversely affect industrial non-durable goods production, consumer confidence and spending, and employment levels, all which impact demand for our products, or otherwise adversely affect our business. We may also be adversely affected by catastrophic or other unforeseen events, natural disasters, geopolitical events, military conflicts, terrorism, port and canal blockages and similar disruptions, political, financial or social instability, or civil or social unrest. Future health epidemics or pandemics could also adversely impact portions of our business to varying degrees, including as the result of change in demand for certain products, supply chain and labor disruptions, and higher costs. These effects could have a material impact on our business, results of operations, cash flow, liquidity, or financial condition. Moreover, negative economic conditions or other adverse developments with respect to our business have resulted in and may in the future result in impairment charges, including impairments related to divested or acquired businesses whose carrying values may not be recoverable, any of which could be material. Volatility or uncertainty in the financial, capital and credit markets, and negative developments associated with interest rates, asset values, currency exchange rates and the availability of credit, could also have a material adverse effect on our business, financial condition and results of operations and could adversely affect our liquidity, access to capital markets and ability to pay a dividend.
Macroeconomic conditions in the U.S., Europe and globally remain challenging and volatile. Recent periods have been characterized not only by persistent inflationary pressures, elevated interest rates, challenging labor market conditions, tariff policies and heightened trade policy uncertainty but also by slowing global economic growth, weakening global trade and investment flows, supply chain realignments, currency volatility, shifting fiscal and monetary policies across major economies and adverse effects and uncertainty associated with current geopolitical conditions. Our operations have been adversely affected and could continue to be adversely affected in the future, by these challenging macroeconomic and geopolitical conditions, including as the result of lower demand for certain products, and higher raw material and labor costs. Further, because the markets for packaging products in many industrialized countries are generally mature, there is a significant degree of correlation between economic growth and demand for packaging products. Therefore, any deterioration in macroeconomic conditions in the U.S., Europe and/or globally resulting in a slowdown in economic growth may correlate with a corresponding decline in demand for packaging products in those markets. Moreover, any significant deterioration in current negative macroeconomic conditions, or any recovery therefrom that is significantly slower than anticipated, could have a material adverse effect on our business, results of operations or financial condition. In addition, there can be no assurance that dividends will continue to be declared or paid at historical levels, and any reduction or suspension of dividends could negatively impact our stock price. Further, if negative macroeconomic conditions result in significant disruptions to capital and financial markets, the cost of borrowing, our ability to access capital on favorable terms, and our overall liquidity could be adversely affected.
Changes in international conditions or other risks arising from conducting business internationally could adversely affect our business and operations.
As a global producer of renewable fiber-based packaging products, we operate in many different countries. As a result, we are vulnerable to risks related to our international operations. These risks, which can vary substantially by country, may include economic or political instability, geopolitical events, corruption, anti-American sentiment, expropriation measures, social and ethnic unrest, natural disasters, military conflicts and terrorism, the regulatory environment (including the risks of operating in developing or emerging markets in which there are significant uncertainties regarding the interpretation and enforceability of legal requirements and the enforceability of contractual rights and intellectual property rights), adverse currency fluctuations, foreign exchange control regimes
(including restrictions on currency conversion), downturns or changes in economic conditions (including in relation to commodity inflation), adverse tax consequences or rulings, import restrictions, controls or other trade protection measures, economic sanctions, health guidelines and safety protocols, nationalization, changes in social, political or labor conditions, and adverse developments regarding sustainability, environmental regulations and trade policies and agreements, any of which risks could negatively affect our financial results. For example, a portion of our sales could be adversely affected by changes in economic conditions and demographics, including as a result of tariffs.
Trade protection measures in favor of local producers of competing products, including governmental subsidies, tariffs, tax benefits and other measures may give local producers a competitive advantage and adversely impact our operating results and our business prospects in these countries. Likewise, disruption in existing trade agreements or increased trade friction between countries (such as in relation to the trade tensions between the U.S. and China), could have a negative effect on our business and results of operations by restricting the free flow of goods and services across borders. Additionally, the U.S. government in 2025 increased certain rates and broadened the scope of certain tariffs imposed on goods imported into the U.S., such as from China, which may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. Specifically, the U.S. federal government implemented tariffs on certain foreign goods and may implement additional tariffs on foreign goods. If lasting, such tariffs and any further legislation or actions taken by the
U.S. federal government that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures taken by governments in Europe, Asia, and other countries, could adversely impact our ability to sell products and services in our international markets. Tariffs have increased the cost of certain capital items, including materials and equipment used in our capital investments. These increased costs could adversely impact the profit margin that we earn on our products, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services. Conversely, these tariffs and retaliatory tariffs may be subject to further changes or negotiations which could lower or remove them in the near or longer term with a return to more normalized trade conditions in some instances. Due to this uncertainty, the ultimate impact of any tariffs and trade tension is unclear and will depend on various factors, including if there are negotiated bilateral agreements to remove or lower tariffs, and the timing, amount, scope and nature of the tariffs that remain implemented.
Recent legal and policy developments have further increased uncertainty. On February 20, 2026, the U.S. Supreme
Court struck down several of the sweeping tariffs imposed through a series of executive orders, holding that the tariffs exceeded the authority granted under the International Emergency Economic Powers Act. The Court's ruling eliminated key tariffs on imports from numerous major trading partners and created uncertainty regarding the status of various trade agreements and tariff related obligations. The Court did not determine whether importers are owed refunds for tariffs previously paid, although estimates suggest that potential refunds could be substantial, and federal agencies must now determine how to administer the ruling. In response to the Supreme Court’s decision, the government announced new Executive Orders on February 20, 2026, aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities to impose or maintain tariffs. The scope, timing, and implementation of these Executive Orders remains uncertain, and may result in new or modified tariff regimes, additional regulatory requirements, or further trade friction with U.S. trading partners. We may become entitled to refunds of certain tariffs previously paid; however, whether any refund will be available, and the amount and timing of any such refund, remain uncertain and subject to ongoing administrative processes and additional federal guidance. We are continuing to evaluate the impact of both the Supreme Court’s ruling and the new Executive Orders on our supply chain, input costs, pricing, capital investments, and overall operating results, and the ultimate impact, if any, on our business is not yet known.
We may continue to be adversely affected by ongoing geopolitical instability and the economic consequences and disruptions arising therefrom, including as the result of the military conflict between Russia and Ukraine, the conflict in the Middle East, and increasing tensions between China and Taiwan. These risks may be further heightened in the event of the expansion in the scope or escalation of any such conflicts. In addition, changes to economic sanctions programs, could put us at risk of violating sanctions because of an existing presence in a newly sanctioned jurisdiction or relationship with a newly sanctioned entity if we fail or are unable to end such presence or relationship in a timely manner.
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
RISKS RELATED TO OUR OPERATIONS
We are subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance with such requirements, or the failure to comply with such requirements, could impact our business and results of operations.
As a publicly listed company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-
Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the listing requirements of the NYSE. By virtue of our secondary listing on the LSE, we are also subject to the listing requirements of the LSE, the Market Abuse Regulation and
Disclosure Guidance and Transparency Rules. The Exchange Act requires that we file annual and other reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Any failure to maintain effective controls or any difficulties encountered implementing required new or improved controls could cause us to fail to meet our reporting obligations, which could have a material adverse effect on our business and the trading price of our common stock.
Our operations are subject to regulation under a wide variety of domestic and international laws, regulations and other government requirements, including, among others, those relating to the environment, health and safety, labor and employment, data privacy, tax, trade, competition and corruption and health care. There can be no assurance that laws, regulations and government requirements will not be changed, applied or interpreted in ways that will require us to modify our respective operations and objectives or affect our respective returns on investments by restricting existing activities and products or increasing costs. In addition, any failure or alleged failure to comply with applicable laws, regulations or other government requirements could have an adverse effect on our reputation and financial results or may result in, among other things, litigation, revocation of required licenses, internal investigations, governmental investigations or proceedings, administrative enforcement actions, fines and civil and criminal liability.
We are subject to increasingly stringent federal, state, local and international laws governing the protection of the environment that continue to evolve as new guidance is provided by regulatory and governing bodies and as pending or future litigation is resolved. The changing laws, regulations and standards relating to corporate governance, sustainability matters and public disclosures in various jurisdictions create uncertainty for public companies, increase legal and compliance costs and make activities more time consuming. We have incurred, and, following completion of our planned separation of the EMEA packaging business, expect to continue to incur and invest resources, significant capital, operating and other expenditures complying with applicable and forthcoming environmental laws and regulations, including with respect to GHG emissions and other climate-related matters.
These investments may lead to higher operating expenses as the cost of compliance increases. Our environmental expenditures include, among other areas, those related to air and water quality, waste disposal and the cleanup of soil and groundwater, including situations where we have been identified as a potentially responsible party.
Following the separation of our EMEA packaging business, we will evaluate our exposure to international climate regulations.
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
Our global operations are subject to complex and evolving domestic and international data privacy laws and regulations, such as the European Union’s General Data Protection Regulation, the UK's General Data Protection
Regulation, any supplemental applicable European Union member state or UK national data protection laws,
China’s Personal Information Protection Law and comprehensive privacy laws in many U.S. states. These laws impose a range of compliance obligations regarding the handling of personal data. There are significant penalties for non-compliance, including monetary fines, disruption of operations and reputational harm. Moreover, other states and governmental authorities around the world have introduced or passed, or are considering, similar legislation which may impose varying standards and requirements on data collection, use and processing activities.
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
Additionally, regulatory bodies and others tasked with enforcing privacy and data protection laws have been actively engaging in enforcement investigations and actions. These laws often provide for civil penalties for violations, as well as private rights of action for data breaches that may increase data breach litigation. We use internal and external resources to monitor compliance with relevant legislation and continually evaluate and, where necessary, modify data processing practices and policies to comply with evolving privacy laws. Nevertheless, relevant regulatory authorities could determine that our data handling practices fail to address all the requirements of certain new laws, which could subject us to penalties and/or litigation. In addition, there is no assurance that our security controls over personal data, the training of employees and vendors on data privacy and data security, and policies, procedures and practices will prevent the improper handling of, disclosure of or access to personal data. Any such unauthorized access, use or disclosure in violation of applicable privacy and data protection laws could cause reputational harm and loss of consumer confidence and subject us to government enforcement actions (including fines), or result in private litigation, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.
We are also exposed to the risk of changes in tax law and tax rates in a number of jurisdictions. The costs associated with these laws and regulations are substantial and possible future laws and regulations or changes to existing laws and regulations (including the imposition of higher taxes) could require us to incur additional expenses or capital expenditures or result in restrictions on or suspensions of operations. For example, the Organization for
Economic Cooperation and Development (the “OECD”) has issued a framework pursuant to which EU and non-EU countries (including countries in which we operate) have enacted a 15% global minimum tax applied on a country-
by-country basis (the “Pillar Two rule”). In many of the countries implementing the Pillar Two rule, the first component of the Pillar Two rule became effective in 2024 and the second component in 2025. In January 2026, the

OECD/G20 issued administrative guidance modifying application of the Pillar Two rule through a Side-by-Side system introducing two new Pillar Two safe harbors for US-parented multinational corporations, effective beginning in 2026. The application of these safe harbors by each country that has implemented Pillar Two now depends on the respective countries’ enacting the Side-by-Side system. It is possible that the Pillar Two rule could adversely impact our effective tax rate in future periods. Additionally, administrative guidance with respect to tax law can be incomplete or vary from legislative intent, and therefore the application of the tax law is uncertain. While we believe our reported positions comply with relevant tax laws and regulations, taxing authorities could interpret the application of certain laws and regulations differently. We have been and continue to be subject to tax audits in various taxing jurisdictions around the world. In some cases, we have appealed, and may continue to appeal, assessments by taxing authorities, including in the court system. As such, tax controversy matters may result in previously unrecorded tax expenses, accelerated cash tax payments, higher future tax expenses, or the assessment of interest and penalties.
AI continues to evolve rapidly, and, as with many technological innovations, it presents risks and challenges that could affect its adoption and our business. Uncertainty in the global and legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with international laws, the nature of which cannot be determined at this time. Multiple jurisdictions, including Europe, the U.S. federal government, and certain U.S. states, have already proposed or enacted laws, regulations, and other requirements governing AI.
In Europe, the EU AI Act, adopted in May 2024, entered its implementation phase in 2025 and imposes extensive transparency, risk management and data governance obligations for AI systems, particularly those classified as high risk, with significant fines for noncompliance. Additional implementing measures are expected. In the United States,
2025 marked a shift in federal AI policy with the government establishing a national AI policy framework aimed at asserting federal preemption over divergent state AI laws. States continue to adopt AI statutes creating varied compliance regimes addressing accountability, automated decision-making, transparency, worker protections and privacy. Changes in regulatory regimes, or the adoption of new or more restrictive requirements, could make it more difficult to use AI tools, require us to change our business practices, or limit AI usage which may lead to inefficiencies or competitive disadvantages.
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
•terrorism or threats of terrorism, security incidents or other threats to employee safety;
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
Our ability to operate and grow our business depends on our ability to attract and retain employees with the skills necessary to operate and maintain our facilities, produce our products and serve our customers. The market for both hourly workers and salaried workers continues to be competitive, particularly for employees with specialized technical and trade experience. This, along with the current competitive labor market and ongoing cost-pressured conditions, has led to higher labor costs. In addition, we rely on our key executive and management personnel to manage our business efficiently and effectively. The unanticipated departure of key executive and management employees, particularly in a challenging market for attracting and retaining employees, could adversely affect our business. Moreover, changing demographics and labor work-force trends, including evolving expectations around remote and hybrid work, work-life balance expectations and increased return-to-office requirements, may make it difficult for us to attract, retain or replace retiring or departing employees. The failure to retain and/or recruit additional or substitute senior managers and/or other key employees and a failure to identify and resource for future capability requirements such that there is a gap in skills and knowledge across key business areas, or if higher labor costs and shortages persist, could have a material adverse effect on our business, financial condition, results of operations and/or future prospects.
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
A significant number of our employees located outside of the U.S. are represented by unions, trade unions and national works councils. We have collective bargaining agreements in place with U.S. and international trade unions. In the U.S., we may not be able to successfully negotiate new collective bargaining agreements once our current contracts with unions expire without work stoppages or labor difficulties, or we may be unable to renegotiate such contracts on favorable terms. The mill master collective bargaining agreement and related mill joint pension council master agreement with the United Steelworkers union (the "USW") will expire in August 2027 and
September 2027, respectively. The converting master collective bargaining agreements and related converting joint pension council master agreement which will expire in April and September 2028, respectively. The USW represents approximately 8,622 employees in our mills and converting facilities. In Europe, we have collective agreements in place with trade unions, and also have agreements in place with the European Works Council, which brings together employee representatives from the different European countries in which we operate and provides a forum for information sharing and consultation. We have experienced limited work stoppages in the past and may experience work stoppages in the future. Further, labor organizations may attempt to organize groups of additional employees from time to time, and recent and potential changes in labor laws could make it easier for them to do so.
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
We may be unable to realize the expected benefits and cost savings associated with restructuring initiatives, including our 80/20 approach.
We have restructured portions of our operations from time to time and have current restructuring initiatives taking place and planned for North America and EMEA. In 2025, we agreed to sell our Global Cellulose Fibers business, which we completed in January 2026, and exited the converting bag business. In North America, we actioned closure of three mills, two recycling facilities, and six box plants, as well as one sheet plant, one sheet feeder, one molded fiber facility and one box-to-sheet-feeder conversion. In EMEA, we actioned closures of 17 packaging plants, one mill and one recycling center. Together these actions reduced the workforce by approximately 1,400. On
January 29, 2026, we announced plans to separate our EMEA packaging business into an independent public company. Through the 80/20 approach, we intend to deliver profitable market share growth by striving to be the lowest-cost producer, and the most reliable and innovative sustainable packaging solutions provider to our customers across North America and EMEA. As part of our 80/20 approach, we intend to guide investments and align resources to win with customers, while reducing complexity and cost across the Company. To that end, we have been implementing restructuring initiatives. To that end, we have incurred, and expect to incur, charges in connection with our restructuring initiatives.
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
We may not achieve the expected benefits from strategic acquisitions, joint ventures, divestitures, spin-
offs, capital investments, capital projects and other corporate transactions that are or will be pursued.
Our strategy for long-term growth, productivity and profitability depends, in part, on our ability to accomplish prudent acquisitions, joint ventures, divestitures, spin-offs, and other strategic corporate transactions and to realize the benefits expected from such transactions, including the planned separation of our EMEA packaging business.
Ongoing capital investment is also required to expand, maintain and upgrade existing facilities, to develop new facilities and to ensure compliance with new regulatory requirements. As part of our 80/20 approach, our capital spending has increased. Capital projects may experience unanticipated disruptions or delays and the desired benefits from those projects may not be realized. These risks include a deterioration in macroeconomic conditions, shortages or higher costs of capital equipment or materials, delays in obtaining permits or other required approvals, changes in laws and regulations or operational challenges. Our ability to advance capital investments depends on the availability of cash flow. If our cash flow decreases due to market conditions, increased operating costs, tightening credit markets, or other factors, we may be required to defer, scale back or cancel planned capital projects. Such delays or reductions could limit our ability to pursue our strategic priorities, maintain or improve operational efficiency or respond effectively to competitive or regulatory pressures. We are subject to the risk that the expected benefits from such transactions and capital investments may not be achieved. This failure could require an impairment charge to be recorded for goodwill or other intangible assets, which could lead to decreased assets and reduced net earnings. Among the benefits expected from the strategic separation of our EMEA packaging business, as well as completed acquisitions and joint ventures are synergies, cost savings, growth opportunities and access to new markets (or a combination thereof), and in the case of divestitures, the realization of proceeds from the sale of businesses and assets to purchasers who place a higher strategic value on such businesses and assets.
Corporate transactions of this nature that we may pursue involve a number of special risks, including with respect to the inability to realize business goals with such transactions as noted above, including our assumptions, the focus of management’s attention on these transactions, the assimilation or separation of businesses, the demands on financial, operational and information technology systems, our ability to integrate and separate personnel, labor models, financials, customer relationships, supply chain and logistics, IT and other systems successfully, business culture compatibility, the possibility of becoming responsible for substantial contingent or unanticipated legal liabilities as the result of corporate transactions, and changes in our geographic footprint and in the complexity of our operations.
Moreover, effective internal controls are necessary to provide reliable and accurate financial reports, and the planned separation of our North America and EMEA businesses may create complexity in our financial systems and internal controls and make them more difficult to manage. Further regional integration of businesses into our internal control system could cause us to fail to meet our financial reporting obligations. Moreover, any failure to integrate the regional businesses, or delay in integrating the regional businesses, or IT systems of regional businesses could create an increased risk of cybersecurity incidents. Following our regional integration, efforts may not produce the expected margins or cash flows. Furthermore, we may finance these strategic transactions by incurring additional debt or issuing equity, which could increase leverage or impact our ability to access capital in the future.
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
The current cyber threat environment presents increased risk for all companies, including those in our industry. Like other global companies, our systems are subject to recurring attempts by third parties to access information, manipulate data or disrupt operations. In this regard, we have experienced cyber threats and events from time to time, although none have materially affected us, including our results of operations or financial condition. Given the current cyber threat environment, the volume and intensity of cybersecurity attacks and attempted intrusions are expected to increase in the future. We work with a large and increasing number of third-party vendors, suppliers, platforms, software, applications, and technologies, each of which may be subject to a cybersecurity incident or information technology failure that impacts our business or operations. We may be required to spend significant resources to verify the implementation of cybersecurity controls by our vendors and suppliers. In addition, despite careful security and controls design, implementation, updating, monitoring and independent third-party verification, our information technology systems, together with those of our third-party providers or joint venture partners, have been and could again be compromised or disrupted due to factors such as employee error or malfeasance, cyber-
attacks, including ransomware, malware, phishing attacks, advanced persistent threats, social engineering, credential stuffing or distributed denial-of-service attacks or data or security breaches by malicious actors such as common hackers, criminal groups or nation-state organizations or social activist (“hacktivist”) organizations, disruptions resulting from geopolitical events, natural disasters, failures or impairments of telecommunications networks or other catastrophic events. Such attacks are increasing in complexity, and the rapid evolution and increased adoption of AI technologies may intensify cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Furthermore, remote working and personal device use increases the risks of cyber incidents and the improper dissemination of personal or confidential information. Moreover, the hardware, software or applications we use may have inherent vulnerabilities or defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. In addition, cybersecurity-related threats may remain undetected for an extended period of time.

Any cybersecurity attack, data or security breach, other security incident, compromise, damage, disruption, outage or shutdown to our or the information technology systems or networks, or those of any businesses with which we interact could result in lost sales, business delays, negative publicity or reputational impact, and a loss of customer confidence, and have a material adverse effect on our business or financial results. Any such incident or breach could also result in operational or supply chain disruptions, data loss, corruption or manipulation, or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by customers to conduct business, the acquisition, use or disclosure of data or inability to access data, the release of confidential information about our operations, and subject us to litigation and government enforcement actions. Further, in such event, access to applications required to plan operations, source materials, manufacture and ship finished goods and account for orders could be denied or misused. Theft of intellectual property or trade secrets, and loss or inappropriate disclosure of confidential company, employee, customer or vendor information, could also stem from such incidents. Moreover, any significant cybersecurity event could require us to devote significant management time and resources in response to such event, interfere with the pursuit of other important business strategies and initiatives, and cause us to incur additional expenditures, which could be material, including to investigate and remediate such event, recover lost data, prevent future compromises and adapt systems and practices in response to such events. There is no assurance that any remedial actions will meaningfully limit the success of future attempts to breach our information systems, particularly because malicious actors are increasingly sophisticated and utilize tools and techniques specifically designed to circumvent security measures, avoid detection and obfuscate forensic evidence, which means we may be unable to identify, investigate or remediate effectively or in a timely manner. Further, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, which may add complexities in providing complete and reliable information about cybersecurity incidents to customers, counterparties, and regulators, as well as the public. Corporate actions may impact our cybersecurity risk profile. As part of the strategic separation of our EMEA packaging business, we intend to assess and address these cybersecurity risks to ensure robust protection of our operations and data assets. Additionally, while insurance coverage designed to address certain aspects of cyber risks may be in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with such incidents.
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
A customer’s use of our products may decrease for a variety of reasons, including the customer’s level of satisfaction with our products and services, the expansion of business to offer new products, the effectiveness of our support services, the pricing of our products, the pricing, range and quality of competing products, the effects of global economic conditions, regulatory limitations, trust, perception and interest in the paper and packaging industry and in their products. Furthermore, customers can and do switch purchases between competing packaging providers.
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
and/or future prospects.
We may fail to identify, prioritize or implement digital and/or AI transformation initiatives.
We may fail to identify, prioritize or implement digital and/or AI transformation initiatives across our operations, including areas such as product design, materials sourcing, manufacturing, logistics, and customer delivery. Our failure to adopt or scale these capabilities in a timely manner could impair our ability to meet evolving customer expectations or may result in us falling behind our competitors with regards to innovation, speed to market, manufacturing efficiency, and service performance. Any such shortfall could have a material adverse effect on our business, financial condition, results of operations and/or future growth prospects.
RISKS RELATED TO THE SEPARATION
The proposed separation of our EMEA packaging business may not be completed, on the terms or the timeline announced, if at all, and we may fail to realize some or all of the potential benefits of the proposed separation.
On January 29, 2026, we announced our intention to create two independent, publicly traded companies:
International Paper will be comprised of its current business in North America including both legacy IP and DS
Smith assets, and the EMEA packaging business will be comprised of both legacy DS Smith and IP assets in
EMEA. The separation is expected to be structured as a spin-off of the combined EMEA Packaging business to shareholders and is expected to be completed within 12-15 months, subject to the satisfaction of certain customary conditions, including final approval by the IP Board of Directors as well as the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission and the publication of a prospectus approved by the U.K. Financial Conduct Authority.
Executing the proposed separation will require significant amounts of time and effort, which could divert management attention, disrupt the activities of our employees and have negative implications for our relationships with our customers and other third parties. We also expect to incur additional costs and expenses in connection with the separation.
The proposed separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company, the successful integration of both legacy DS Smith and International Paper businesses in EMEA into one packaging business and finalization of the capital structure of the new company. The complexity and magnitude of the restructuring and regional integration efforts associated with the separation are significant and will continue to result in substantial costs. The restructuring and regional integration processes could cause an interruption of, or loss of momentum in, the other activities of the Company, and our failure to meet the challenges involved in successfully restructuring and regionally integrating legacy DS Smith and International Paper businesses in North America and EMEA, respectively, could adversely affect the ability to separate and our business financial condition, results of operations, and cash flows. Further, unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. There can be no assurances regarding the ultimate timing or structure of the proposed separation or that we will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all. In the event that the separation is not completed, we will have incurred and may continue to incur, certain significant non-recurring costs related to the separation without realizing the anticipated benefits.

If the separation is completed, we may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. An inability to realize some or all of the anticipated benefits of the separation, as well as any delays encountered in the process, could have an adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance that the combined value of the common stock and ordinary shares of the two companies will be equal or exceed the value that our common stock might have been had the proposed separation not occurred.
RISKS RELATED TO OUR INDEBTEDNESS
Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities.
Maintaining an investment-grade credit rating is an important element of our financial strategy. A downgrade of ratings below investment grade will likely eliminate our ability to access the commercial paper market, may limit access to the capital markets, have an adverse effect on the market price of our securities, increase borrowing costs and require us to post collateral for derivatives in a net liability position. The desire to maintain an investment grade rating may cause us to take certain actions designed to improve our respective cash flow, including the sale of assets, suspension or reduction of dividends and reductions in capital expenditures and working capital.
Certain of our debt agreements provide for an interest rate increase in case of a credit rating downgrade. This applies to agreements governing approximately $4.0 billion of our debt as of December 31, 2025. As a result, a downgrade in credit rating may lead to an increase in interest expenses. There can be no assurance that our credit ratings will remain in effect for any given period of time or that such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies if, in each rating agency’s judgment, circumstances so warrant. Any such downgrade, suspension or withdrawal of credit ratings could adversely affect our cost of borrowing, limit access to the capital markets or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur.
The level of our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2025, we had approximately $9.8 billion of outstanding indebtedness. The level of our indebtedness could have important consequences to our financial condition, operating results and business, including the following:
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
•it may limit our ability to adjust to changing market conditions, including taking actions in connection with changes in interest rates (such as in the current elevated interest rate environment), and place us at a competitive disadvantage compared to our competitors that have less debt;
•it may increase our exposure to risks related to fluctuations in foreign currency as we earn profits in a variety of currencies around the world and our debt is denominated in U.S. dollars, British pounds and
Euros;
•it may increase our exposure to the risk of increased interest rates insofar as we are compelled to refinance indebtedness in an environment where rates, despite moderating in 2025, remain elevated and subject to ongoing volatility; and

•it may increase our vulnerability to a downturn in general economic conditions or in our business and may make us unable to carry out capital spending that is important to our growth.
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
We are subject to interest rate risk associated with short-term cash investments, variable rate debts, supply chain financing and short-term debt. We are also exposed to interest rate risk in relation to our installment notes and loans in the Temple Inland timber monetization special purpose entities. We have variable rate debt in the aggregate amount of approximately $2.1 billion as of December 31, 2025. Interest rates rose significantly during 2022-2024 but declined in 2025 following adjustments made by the Federal Reserve in response to economic conditions.
Interest rates could remain volatile in 2026. Changes in interest rates impact the earnings on our short-term cash investments, the interest rate payable on our variable rate debt and credit agreements, the cost of supply chain financing and the refinance rate on our short-term debt.
Downgrades in the credit ratings of banks issuing certain letters of credit will increase our cost of maintaining certain indebtedness and may result in the acceleration of deferred taxes.
We are subject to the risk that a bank with currently issued irrevocable letters of credit supporting installment notes in connection with Temple Inland’s 2007 sales of forestlands, may be downgraded below the required rating. Prior to
2013, certain banks had fallen below the required ratings threshold and were successfully replaced, or waivers were obtained regarding their replacement. As a result of continuing uncertainty in the banking environment, the three letter-of-credit banks currently in place remain subject to risk of downgrade and the number of qualified replacement banks remains limited. The downgrade of one or more of these banks may subject us to additional costs of securing a replacement letter-of-credit bank or could result in an acceleration of deferred income taxes of $487 million if replacement banks cannot be obtained.
RISKS RELATED TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS
Results of legal proceedings could have a material effect on our consolidated financial results.
We are a party to various legal, regulatory and governmental proceedings and other related matters, including with respect to antitrust and environmental matters. In addition, we are and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in connection with the legal, regulatory or governmental proceedings or our other loss contingencies or we become subject to any such loss contingencies in the future, there could be a material adverse impact on our financial results. See Note 14 - Commitments and Contingent
Liabilities of Item 8. Financial Statements and Supplementary Data for further information.
For example, we (through both International Paper and our DS Smith legacy subsidiaries operating in Italy) are among several of companies operating in the paper packaging industry subject to a decision by the Italian
Competition Authority concerning anti-competitive behavior in Italy. We are further subject to a number of actual and threatened claims for compensation arising out of or relating to the decision by the Italian Competition Authority. In addition, International Paper has been named as a defendant in a purported class action complaint that alleges civil violation of Sections 1 and 3 of the Sherman Act. The complaint alleges that the defendants, beginning on
November 1, 2020 through the present, conspired to fix, raise, maintain, and/or stabilize prices of containerboard products and seeks to recover treble damages, injunctive relief, attorneys’ fees and actual damages.

The Company is defending and intends to continue to defend robustly against such claims. It is too early to predict or reasonably estimate the overall outcome or ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages could not have a material impact on our financial condition.
We could be exposed to liability for Brazilian taxes under our agreements with Sylvamo Corporation.
In connection with the spin-off of Sylvamo Corporation (“Sylvamo”), we previously entered into agreements with
Sylvamo and its subsidiaries, including among others a tax matters agreement. Under the tax matters agreement, we could have significant payment obligations in connection with certain Brazilian tax matters. Under this agreement, we have agreed to pay 60% of the first $300 million of any liability resulting from the resolution of these
Brazilian tax matters (with Sylvamo paying the remaining 40% of the first $300 million of any such liability) and
100% of any liability resulting from the Brazilian tax matters over $300 million. These Brazilian tax matters relate to assessments for the tax years 2007-2015 of approximately $106 million in tax (adjusted for variation in currency exchange rates) and approximately $288 million in interest, penalties, and fees (adjusted for variation in currency exchange rates). Accordingly, the assessments total approximately $394 million (adjusted for variation in currency exchange rates), although interest, penalties and fees continue to accrue. Under the tax matters agreement, our potential liability for such assessments would currently be approximately $274 million (adjusted for variation in currency exchange rates). If we were found liable to pay such amounts, this could have an adverse effect on our business, financial condition, results of operations and/or cash flow. See Note 14 - Commitments and Contingent
Liabilities of Item 8. Financial Statements and Supplementary Data for further information.
DS Smith previously identified material weaknesses in its internal controls over financial reporting, including its Information Technology General Control environment, that, if not properly remediated, could increase the costs, expenses and management time required to meet the standards required by Section 404 of the Sarbanes-Oxley Act, and therefore adversely affect the business of the Company and its share price.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Prior to January 31, 2025, DS Smith was not required to comply with Section 404 of the Sarbanes-Oxley Act or to formally assess the effectiveness of its internal controls over financial reporting for that purpose. As described under
Item 8 “Report of Management on Financial Statements” and Item 9A. "Controls and Procedures," in connection with the preparation of the acquisition proxy statement, the independent auditors identified material weaknesses in
DS Smith's internal control environment including Information Technology General Controls ("ITGCs") in fiscal years ended April 30, 2022, April 30, 2023, and April 30, 2024, which would have constituted material weaknesses under
Section 404 of the Sarbanes-Oxley Act. DS Smith’s ITGCs were not consistently operating effectively due to inappropriate user and administrative access, ineffective change-management, inadequate third-party management, and insufficient authentication and security protocols.
In accordance with SEC guidance, our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, excluded DS Smith. During 2025, International Paper worked to incorporate the internal controls and procedures for DS Smith into the Company’s internal control environment and will continue to incorporate the internal controls and procedures for the legacy DS Smith assets in
North America post separation. Management is focused on remediating the DS Smith ITGC deficiencies, and has initiated a redesign of ITGCs across DS Smith systems, including enhancing governance over user access and system changes, by delivering training across DS Smith to further educate and upskill control and process owners.
Management intends to implement the redesigned control framework in 2026.
These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The deficiencies in DS Smith’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the deficiencies, or if other deficiencies are identified or arise in the future, we may incur additional costs and expenses and will be required to dedicate management's time to meeting the standards required by Section 404 of the Sarbanes-Oxley Act. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements and requirements under certain of our agreements, which could adversely affect investor confidence in us, our business, and the trading price of our common stock. In addition, these DS Smith ITGC deficiencies may also have the effect of heightening other risks described in this “Risk Factors” section.
RISKS RELATED TO CLIMATE AND WEATHER AND SOCIAL AND ENVIRONMENTAL IMPACT REPORTING
We are subject to risks associated with climate change and other sustainability matters and global, regional and local weather conditions as well as by legal, regulatory, and market responses to climate change.
Climate change impacts, including rising temperatures, extreme temperature events (such as prolonged heat or freezing conditions) and the increasing severity and/or frequency of adverse weather conditions, may result in operational impacts on our facilities, as well as supply chain disruptions and increased raw material and other costs.
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
In recent years, there has been a heightened focus, including from investors, customers, the general public, domestic and foreign governmental (including but not limited to the United Kingdom and the European Union) and nongovernmental authorities, regarding sustainability matters, including with respect to climate change, greenhouse gas (“GHG”) emissions, packaging and waste, sustainable supply chain practices, biodiversity, deforestation, land, energy and water use, and human capital matters. This heightened focus on sustainability matters, including climate change, has resulted in more prescriptive reporting requirements with respect to sustainability metrics and other new requirements, an increased expectation that such metrics will be voluntarily disclosed by companies such as ours, and increased pressure with respect to making commitments, setting targets, or establishing goals, and taking action to meet them, which has caused and is expected to continue to cause the Company to incur increased compliance costs. As the result of this increased focus and commitment to sustainability matters, we (either voluntarily and/or as required by applicable law and regulation) have provided disclosure and established targets and goals with respect to various sustainability matters, including climate change. For example, we have publicly committed to reducing our Scope 1, 2 and 3 GHG emissions by 35% from 2019 to 2030. Meeting these and other sustainability targets and goals have increased our capital and operational costs. Further, we may continue to establish, increase and/or revise such disclosure, targets and goals in the future. For example, as we prepare to separate our EMEA operations, we intend to assess International Paper’s 2030 goals and adapt our existing targets and timelines. Efforts to achieve our initiatives and goals, including collecting, measuring, and reporting sustainability information, involve operational, reputational, financial, legal, and other challenges and may result in additional costs or delays related to achieving our 2030 goals. Such efforts may have a negative impact on us, including our brand name, reputation, and the market price of our common stock.
There also continues to be a lack of consistency in implementation expectations of legal and regulatory initiatives regarding climate change across jurisdictions and various governmental entities. Additional expenses are expected to be incurred because of domestic and international regulators requiring additional disclosures regarding GHG emissions. Further, there can be no assurance regarding the extent to which our climate and other sustainability targets can be achieved, and the achievement of these targets is subject to various risks and uncertainties, some of which are outside our control. Moreover, there is no assurance that investments made in furtherance of achieving such targets and goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. If we are unable to meet climate and other sustainability targets and goals, on projected timelines or at all, or if such goals and targets are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly or not otherwise in our best interests, investor, customer and other stakeholder relationships could be damaged, which could adversely impact our reputation, business and results of operations. Moreover, not all our competitors establish climate or other sustainability targets and goals at comparable levels, which could result in competitors having lower supply chain or operating costs as well as reduced reputational risks associated with not meeting such goals.
We may be unable to manage energy demand needs within our sustainability targets and certain of our respective acquisitions may bring new sustainability challenges. Such inability to manage sustainability demands and challenges could have a significant impact on our business, financial condition, results of operations and/or future prospects. Other climate-related business risks that we face, include risks related to the transition to a lower-carbon economy, such as increased prices for fossil fuels; the introduction of a carbon tax; increased regulation of operations and products, and the resulting potential for increased litigation; and more stringent and/or complex environmental and other permitting requirements. To the extent that climate-related business risks materialize, particularly if we are unprepared for them, we may incur unexpected costs, and our business may be materially and adversely affected.
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
We continue to provide retiree health care benefits to certain former U.S. employees, as well as financial assistance toward the cost of individual retiree medical coverage for certain former U.S. salaried employees. Prior to the acquisition, DS Smith and its predecessor entities maintained a number of separate defined benefit pension arrangements for different employee groups. These plans were closed or frozen at different times and, in some cases, were subsequently terminated or transitioned to multiemployer plans. For certain union represented groups, we continue to make required contributions or other payments tied to historical withdrawal liabilities or plan funding obligations. We also assumed a small legacy retiree life insurance benefit for a limited group of former employees, which will continue only for the remaining covered participants through 2027. DS Smith did not provide retiree health care benefits to its U.S. employees, and no new retiree health care obligations were created as part of the acquisition.
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
Our U.S. and UK funded pension plans are currently fully funded on a projected benefit obligation basis;
however, the possibility exists that over time we may be required to make cash payments to the plans, reducing the cash available for our business.
We record an asset or a liability associated with our pension plans equal to the surplus of the fair value of plan assets above the benefit obligation or the excess of the benefit obligation over the fair value of plan assets. As of
December 31, 2025, we had an overfunded U.S. qualified pension with a surplus of $366 million and an overfunded
UK qualified pension with a surplus of $112 million. When aggregated with U.S. nonqualified pension obligations, the benefit surplus recorded under the provisions of Accounting Standards Codification 715, “Compensation –

Retirement Benefits,” as of December 31, 2025 was $148 million. The amount and timing of future contributions, which could be material, will depend upon a number of factors, including the actual earnings, changes in values of plan assets and changes in interest rates. If benefit obligations under the qualified pensions exceed the value of plan assets by more than permitted under applicable statutory minimum funding requirements, then we may be required to make additional contributions. Such contributions may have an adverse effect on our operational results and cash flow.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
The Company’s cybersecurity risk management processes are integrated into our overall risk management system.
The Company has a formalized enterprise risk management program overseen by the Board of Directors and committees of the Board of Directors that addresses strategic, operational, financial, compliance, legal and information technologies and cybersecurity risks. Each year, the Chief Audit Executive provides the Board of
Directors and members of the ELT with a comprehensive update on the Company’s risk management activities. This update includes a structured, collaborative review through which key risks are examined and prioritized. In 2025, the
Board of Directors identified seven priority risks for the Company, including cybersecurity.
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
Our Cybersecurity Risk Assessment Program
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
•using independent third parties to assess the Company’s practices related to, and provide expertise and assistance with, various aspects of information security, as further described below;
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

Engagement of Third Parties
The Company engages third parties in connection with assessing, identifying and managing its cybersecurity risks.
All of the following activities were conducted in both regions in 2025, except for the annual security program assessment which was completed in North America and is planned for EMEA in 2026:
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
•Engagement of a leading third-party service provider to periodically perform an external and an internal penetration assessment using industry standard tools and techniques.
In 2025, the Company began transitioning to a strategic outsourcing model for certain North America IT functions to enhance efficiency and resilience.
The Company has employed the following processes to oversee and identify material risks from cybersecurity threats associated with the Company’s use of third-party service providers in North America and EMEA including the following:
•The Company’s cybersecurity risk management program takes into account third-party systems whereby the Company could be impacted by the compromise of the security of vendors or other business relations of the Company, and the Company has a comprehensive third-party access management system.
•The Company conducts risk-based due diligence on the profiles of third-party service providers with respect to cybersecurity risks prior to engagement.
•Providers of critical and outsourced services are continuously monitored with respect to security risks, including periodic audits and compliance reviews.
•The Company also requires service providers to adhere to the Company’s cybersecurity standards, maintain robust security controls, and provide prompt notification of any actual or suspected breach impacting Company data or operations.
These measures are designed to mitigate risks associated with use of third parties including outsourcing of non-
core IT functions overseas while maintaining compliance with applicable regulatory requirements and protecting the integrity of the Company’s systems and data. We expect the transition to be finalized in the second quarter of 2026.
Additionally, our Internal Audit team conducts annual assessments of our cyber programs and controls.
Oversight of Third Parties
The Company has processes to oversee and identify material risks from cybersecurity threats associated with the
Company’s use of third-party service providers. In this regard, the Company’s cybersecurity risk management program takes into account third-party systems whereby the Company could be impacted by the compromise of the security of vendors or other business relations of the Company, and the Company has a comprehensive third-party access management system. In addition, the Company conducts risk-based due diligence on the profiles of third-
party service providers with respect to cybersecurity risks prior to engagement, and providers of critical and outsourced services are continuously monitored with respect to security risks, including periodic audits and compliance reviews. The Company also requires service providers to adhere to the Company’s cybersecurity standards, maintain robust security controls, and provide prompt notification of any actual or suspected breach impacting Company data or operations.
These measures are designed to mitigate risks associated with use of third parties including outsourcing of non-
core IT functions overseas while maintaining compliance with applicable regulatory requirements and protecting the integrity of the Company’s systems and data.

CYBERSECURITY GOVERNANCE
Role of the Board of Directors and its Committees
International Paper has an integrated board and executive-level governance structure that oversees risks from cybersecurity threats. The Company’s Board of Directors has primary oversight of our enterprise risk management program, which includes cybersecurity risk. Moreover, the Board of Directors is supported in its oversight by the
Audit and Finance Committee and Public Policy and Environment Committee ("PPE Committee"), which share oversight responsibilities related to the Company’s information security programs. The Audit and Finance
Committee reviews management’s cybersecurity and information security risk management programs and controls, including processes for management’s identification and reporting of material cybersecurity incidents. The PPE
Committee reviews technology issues pertinent to the Company including those associated with information and operational technology, cybersecurity and data security and assesses related Company strategies.
Our Board of Directors, Audit and Finance Committee and PPE Committee each receive periodic updates on cybersecurity issues from management (including our Chief Information Security Officer (“CISO”)). For example, the
CISO provides reports to the Audit and Finance Committee and PPE Committee annually regarding cybersecurity risks, as well as plans and strategies to mitigate those risks.
Role of Management
At a management level, our cybersecurity risk management program is led by our CISO. Our current CISO has been with the Company for over 30 years, worked in Information Technology for over 25 years, and has led the
Company’s security efforts since 2011. Appointed as the Company’s first CISO in 2019, our CISO stays current on cybersecurity issues and trends through continuing education activities such as participation at conferences and in webinars. Our CISO reports to our Chief Financial Officer. Additionally, our CISO and members of the cybersecurity team hold several industry recognized certifications, such as Certified Information Systems Security Professional,
Certified Information Security Manager, and Certified Ethical Hacker, among others.
The Company has adopted a global cyber-incident response plan which provides for controls and procedures in connection with cybersecurity events, including escalation procedures summarized below. The cyber-incident response plan captures our North America and EMEA operations and is designed to address non-operational and operational cybersecurity events. Evaluation and response to cybersecurity events is led by our Cybersecurity
Incident Response Teams (“CIRTs”), under the direction of our CISO. The CIRTs are made up of subject matter experts representing information security, information technology, operational technology and legal. The CIRTs perform an impact assessment with respect to cybersecurity incidents, gathers facts and provides a chronology of events in connection therewith, and lead remediation and recovery activities. Our General Counsel, Senior Vice
President, Chief Human Resources Officer, Chief Ethics and Compliance Officer (or their respective designees),
Global Chief Privacy Officer and CISO review and assess significant non-operational data breaches. Cybersecurity events that meet specified criteria for operational impact are escalated for further review to our Business Continuity
Incident Command Teams (“Incident Command Teams”). The Incident Command Teams perform an initial assessment that includes evaluation of the cybersecurity event’s severity, response required, and estimated business cost, and leads the execution of business continuity plans to maintain Company operations. Cybersecurity events meeting certain criteria are escalated to our Disclosure Committee, General Counsel and Chief Financial
Officer for further review, and, if appropriate, may be further elevated for the review of the Board of Directors. The
Disclosure Committee, General Counsel and Chief Financial Officer assess and determine materiality using the facts gathered and chronology of events provided by the Incident Command Team. If deemed material, the event will be timely reported on a Current Report on Form 8-K in accordance with applicable SEC rules.
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

CAPITAL INVESTMENTS AND DISPOSITIONS
Given the size, scope and complexity of our business interests, we continually examine and evaluate a wide variety of business opportunities and planning alternatives, including possible acquisitions and sales or other dispositions of properties. You can find a discussion about the level of planned capital investments for 2026 and dispositions and restructuring activities as of December 31, 2025 in Item 7. Management’s Discussion and Analysis of Financial
Condition and Results of Operations and in Note 7 Acquisitions of Item 8. Financial Statements and Supplementary
Data.
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

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
As of the filing of this Annual Report on Form 10-K, the Company’s common stock is traded on the New York Stock
Exchange (NYSE: IP) and the London Stock Exchange (LSE: IPC). As of February 20, 2026, there were approximately 9,994 record holders of common stock of the Company.
We pay regular quarterly cash dividends and currently expect to continue to pay regular quarterly cash dividends in the foreseeable future, though each quarterly dividend payment is subject to review and approval by our Board of
Directors.
The table below presents information regarding the Company’s purchases of its equity securities for the time periods presented.
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
October 1, 2025 - October 31, 2025	7,562	$46.97	—	$2.96
November 1, 2025 - November 30, 2025	12,146	45.27	—	2.96
December 1, 2025 - December 31, 2025	2,718	41.93	—	2.96
Total	22,426
(a)22,426 shares were acquired from employees or members of our Board of Directors as a result of share withholdings to pay income taxes under the Company's stock program. On October 11, 2022, our Board of Directors increased the authorization up to a total of $3.35 billion shares. This repurchase program does not have an expiration date. As of December 31, 2025, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase.
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

The following line graph compares a $100 investment in Company stock on December 31, 2020 with a $100 investment in our peer group and the S&P Composite-500 Stock Index (S&P 500 Index) also made at market close on December 31, 2020. The graph portrays total return, 2020-2025, assuming reinvestment of all dividends.
1)The companies included in the Peer Group are Klabin S.A., Mondi Group, Packaging Corporation of America and Stora Enso Group.
2)Returns are calculated in $USD.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Item 1A “Risk Factors” and
“Forward-Looking Statements.”
The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.
Discussion of historical items in 2023, and year-to-year comparisons between 2024 and 2023, can be found in our
Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21,
2025, under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

EXECUTIVE SUMMARY
2025 Financial Summary
•Net sales of $23.63 billion
•Loss from continuing operations of $(2.84) billion includes the following:
◦$2.47 billion pre-tax non-cash goodwill impairment charge
◦$958 million non-cash accelerated depreciation associated with asset rationalization decisions
◦$626 million of restructuring charges
•Adjusted EBITDA (non-GAAP) from continuing operations of $2.98 billion (1)
•Cash provided by operating activities of $1.70 billion
•Free cash flow (non-GAAP) of $(159) million (1)
(1) See "Non-GAAP Financial Measures" for a list of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.
Overview
Throughout 2025, we continued to execute a multi‑year transformation designed to simplify our portfolio, sharpen our regional focus and improve underlying earnings power. The Company undertook significant strategic and operational changes driven largely by our 80/20 performance system, the integration of DS Smith and the divestiture of our Global Cellulose Fibers ("GCF") business.
The Company acquired DS Smith in early 2025 for an enterprise value of approximately $9.9 billion. The acquisition expanded our geographic reach across both the North America and EMEA regions, enabling advantaged cost positions, superior customer experiences and improved supply positions. Integration progressed rapidly during
2025, with teams applying the 80/20 performance system across both regions to streamline combined operations, optimize production footprints, and realize supply chain and commercial synergies. By year‑end, we had executed approximately $710 million of full run‑rate cost‑out actions, including synergy benefits attributable to the DS Smith combination.
In North America, we continued to leverage 80/20 to simplify our business operations and focus our resources to accelerate growth. In our packaging business, we exited non-strategic export and specialty markets and rationalized higher cost capacity to better align with profitable customer demand. We achieved approximately $510 million of run-rate cost savings in 2025 with the closures of several mills and plants, allowing us to increase investment in our remaining assets. We also entered into a definitive agreement to divest our GCF business, positioning the company as a pure play leading sustainable packaging solutions company.
Parallel with our efforts in North America, the Company advanced its integration and transformation strategy in
EMEA, where it launched the 80/20 performance system with approximately $200 million of run-rate cost-out actions and synergy benefits actioned in 2025. Early adoption from teams across the regions has supported a smooth rollout as the Company positions the EMEA business for its next phase of operational focus and regional alignment.
In the first quarter of 2026, we completed the sale of our GCF business to American Industrial Partners for $1.5 billion. We intend to use proceeds from the transaction to support strategic reinvestment in our packaging business, reduce debt to improve our credit profile and preserve financial flexibility and maintenance of a strong investment-
grade credit rating.
On January 29, 2026, the Company announced plans to separate into two independent, publicly traded companies:
International Paper will be comprised of its current business in North America including both legacy IP and DS
Smith assets, and the EMEA packaging business will be comprised of both legacy DS Smith and IP assets in
EMEA. The separation is expected to be structured as a spinoff of the EMEA business to shareholders, with
International Paper retaining a meaningful ownership stake. The transaction is expected to be completed within 12 to 15 months, subject to customary approvals, including final approval by IP’s Board of Directors, filing and effectiveness of registration statement with the U.S. SEC and publication of prospectus approved by the U.K.
Financial Conduct Authority. No assurance can be provided regarding the ultimate timing or structure of the proposed separation or its eventual completion.
The Company expects that creating two regionally focused businesses will allow each to tailor strategies to their distinct markets, enhance management focus, and support long-term value creation. In 2026, the Company expects to continue advancing its transformation strategy through the planned strategic separation, targeted investment agendas, and continued operational improvements across its regional platforms. This strategic action represents the next phase of our transformation and is designed to advance long‑term value creation for customers and shareholders. Following the separation, International Paper plans to intensify its focus on its North American operations, with an emphasis on targeted capital allocation, investments in productivity and innovation, and disciplined strategic acquisitions.
As previously disclosed, IP intends to retain a meaningful ownership stake in the EMEA packaging business, which is expected to be listed on both London Stock Exchange and the New York Stock Exchange. For additional information about the separation, including process steps and anticipated impacts, please see Note 22 Subsequent
Events of Item 8. Financial Statements and Supplementary Data and Part I, Item 1A. Risk Factors - Risks Related
to the Separation.
Market Conditions
Throughout 2025, the Company operated in challenging demand environments across both North America and
EMEA. In North America, market demand was weaker than expected throughout most of the year as economic uncertainty from tariffs, slower housing starts, weaker consumer sentiment and lower industrial production negatively impacted box demand. Although industry growth was subdued throughout 2025, we grew above market in the second half of the year as we gained commercial momentum through our focused customer service and reliability efforts. In EMEA, overall demand remained relatively soft throughout 2025 as macroeconomic uncertainty and volatility persisted, influenced by trade uncertainty, geopolitical tensions in the Middle East and the Russia-
Ukraine conflict.

Non-GAAP Financial Measures
The non-GAAP financial measures presented in this Form 10-K as referenced below have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP measures in this Form 10-K may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company. Users are cautioned not to place undue reliance on any non-GAAP financial measures presented in this Form 10-K.
Below are the Company’s key non‑GAAP financial measures and their definitions:
Adjusted operating earnings (loss) and adjusted operating earnings (loss) per share are defined as earnings
(loss) from continuing operations (a GAAP measure) excluding net special items and non-operating pension expense (income). Earnings (loss) from continuing operations and diluted earnings (loss) from continuing operations per share are the most directly comparable GAAP measures. The Company calculates adjusted operating earnings
(loss) by excluding the after-tax effect of non-operating pension expense (income) and net special items, as described in greater detail below, from earnings (loss) from continuing operations reported under GAAP. Adjusted operating earnings (loss) per share is calculated by dividing adjusted operating earnings (loss) by diluted average shares of common stock outstanding. Management uses these non-GAAP financial measures to focus on ongoing operations and believes that such non-GAAP financial measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that using these non-GAAP financial measures, along with the most directly comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.
Adjusted EBITDA from continuing operations is defined as earnings (loss) from continuing operations before income taxes and equity earnings (loss), interest expense, net, net special items, non-operating pension expense
(income) and depreciation and amortization. Earnings (loss) from continuing operations before income taxes and equity earnings (loss) is the most directly comparable GAAP measure. Beginning in 2025, management is also using this measure to focus on on-going operations and believes this measure is useful to investors. This change reflects investor feedback and management's view that Adjusted EBITDA from continuing operations provides a meaningful measure of the operating performance of the Company and helps enable investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations.
Free cash flow is defined as cash provided by (used for) operations less capital expenditures, and the most directly comparable GAAP measure is cash provided by (used for) operations. Management utilizes this measure in connection with managing our business and believes that free cash flow is useful to investors as a liquidity measure because it measures the amount of cash generated that is available, after reinvesting in the business, to maintain a strong balance sheet, pay dividends, repurchase stock, service debt and make investments for future growth. It should not be inferred that the entire free cash flow amount is available for discretionary expenditures.
Operational income tax provision and operational effective income tax rate are calculated by adjusting the earnings (loss) from continuing operations before income taxes and equity earnings (loss), income tax provision
(benefit) and rate to exclude net special items and non-operating pension expense (income). The most directly comparable GAAP measures are the reported income tax provision and effective income tax rate, respectively.
Management believes that this presentation provides useful information to investors by providing a meaningful comparison of the income tax rate between past and present periods.

Below are reconciliations of the non‑GAAP financial measures noted above to their most directly comparable GAAP measures:
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
See Effects of Special Items Expense (Income) for additional detail regarding the net special items expense
(income) referenced in the tables below.
Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss)

In millions	2025	2024
Earnings (Loss) from Continuing Operations	$(2,838)	$725
Add back - Non-operating pension expense (income)	(12)	(42)
Add back - Net special items expense (income)	3,237	235
Income tax effect - Non-operating pension and special items (a)	(487)	(447)
Adjusted Operating Earnings (Loss)	$(100)	$471
(a) For the year ended December 31, 2025, this amount includes tax benefits of $271 million related to the EMEA goodwill impairment and $62 million related to capital losses associated with the announced agreement to sell our GCF business. This amount also includes tax expense of $3 million on the non-operating pension income and a tax benefit of $157 million associated with other special items. For the year ended December
31, 2024, this amount includes a tax benefit of $416 million related to internal legal entity restructuring. This amount also includes tax expense of
$10 million on the non-operating pension income and a tax benefit of $41 million associated with other special items.
Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) on a per share basis

	2025	2024
Diluted Earnings (Loss) Per Share from Continuing Operations	$(5.61)	$2.05
Add back - Non-operating pension expense (income) per share	(0.02)	(0.12)
Add back - Net special items expense (income) per share	6.40	0.66
Income tax effect per share - Non-operating pension and special items	(0.97)	(1.26)
Adjusted Operating Earnings (Loss) Per Share	$(0.20)	$1.33
Reconciliation of Earnings (loss) from continuing operations to Adjusted EBITDA from continuing operations

In millions	2025	2024
Earnings (Loss) from Continuing Operations	$(2,838)	$725
Add back: Income tax provision (benefit)	(533)	(361)
Less: Equity earnings (loss), net of taxes	(3)	(5)
Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(3,368)	369
Interest expense, net	372	214
Special items	3,237	245
Non-operating pension expense (income)	(12)	(42)
Depreciation and amortization	2,747	850
Adjusted EBITDA from Continuing Operations	$2,976	$1,636

Reconciliation of Cash provided by operations to Free cash flow

In millions	2025	2024
Cash provided by operations	$1,698	$1,678
Adjustments:
Capital expenditures	(1,857)	(921)
Free Cash Flow	$(159)	$757
Reconciliation of Income tax provision (benefit) to Operational tax provision (benefit) and the reported effective income tax rate to the operational effective tax rate

In millions	2025		2024
	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(533)	16%	$(361)	(98)%
Income tax effect - non-operating pension (income) expense and special items	487		447
Operational Tax Provision (Benefit) and Operational Effective Tax Rate	$(46)	32%	$86	15%
Effects of Net Special Items Expense (Income)
Pre-tax special items included in continuing operations totaling $3.24 billion and $235 million were recorded in 2025 and 2024, respectively. Details of these charges were as follows:

Special Items
In millions	2025		2024
PS EMEA goodwill impairment	$2,467	(a)	$—
Severance and other costs	626	(b)	104	(b)
DS Smith combination costs	237	(c)	86	(c)
Net (gains) losses on sales and impairments of businesses	(25)	(d)	—
Net (gains) losses on sales and impairments of assets	(70)	(e)	(59)	(e)
Environmental remediation adjustments	2	(f)	60	(f)
Strategic advisory fees	—		37	(c)
Third-party warehouse fire	—		13	(g)
Italy antitrust	—		(6)	(h)
Legal reserve adjustments	—		10	(i)
Interest related to settlement of tax audits	—		(10)	(j)
Total Pre-Tax Special Items	$3,237		$235
(a) Non-cash goodwill impairment related to the Company's PS EMEA business segment recorded in impairment of goodwill.
(b) Severance and other costs associated with the Company's 80/20 approach which includes the realignment of resources and mill strategic actions recorded primarily in restructuring and other charges, net.
(c) Transaction related costs that the Company believes are not reflective of the Company's underlying operations. 2025 includes $29 million recorded in cost of products sold, $158 million recorded in selling and administrative expenses and $50 million recorded in taxes other than payroll and income taxes. 2024 includes $123 million recorded in selling and administrative expenses.
(d) Includes a charge related to the sale of the Company's kraft paper bag business and a net gain related to the sale of five European box plants in Mortagne, Saint-Amand and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the
DS Smith combination.
(e) Includes gains on assets sales related to our permanently closed Courtland, Alabama paper mill and Orange, Texas containerboard mill and charges associated with the sale of the Company's aircraft and other assets.
(f) Environmental remediation adjustments associated with remediation work at sites that have been closed/divested that the Company believes are not reflective of the Company's underlying operations recorded in cost of products sold.
(g) The Company's cost for third-party damages associated with a warehouse fire in Morocco recorded in cost of products sold.
(h) Settlement associated with an Italian antitrust matter initially recorded as a special item in 2019 recorded in cost of products sold.
(i) Legal reserve adjustment associated with a previously discontinued business recorded in cost of products sold.
(j) Interest income on tax overpayments in prior years associated with the settlement of certain tax audits recorded in interest expense, net.

RESULTS OF OPERATIONS
The following summarizes our results from operations for the year ended December 31, 2025 compared with the year ended December 31, 2024:

In millions	2025	2024	Change
Net sales	$23,634	$15,835	$7,799
Cost of products sold	16,637	11,397	5,240
Selling and administrative expenses	2,050	1,703	347
Depreciation and amortization	2,747	851	1,896
Distribution expenses	2,000	1,180	820
Taxes other than payroll and income taxes	210	119	91
Restructuring charges, net (a)	626	103
Impairment of goodwill (a)	2,467	—
Net (gains) losses on sales and impairments of businesses (a)	(25)	—
Net (gains) losses on sales and impairments of assets (a)	(70)	(59)
Interest expense, net	372	214	158
Non-operating pension (income) expense	(12)	(42)
Earnings from continuing operations before income taxes and equity earnings (loss)	(3,368)	369
Income tax provision (benefit)	(533)	(361)
Equity earnings (loss), net of taxes	(3)	(5)
Earnings (loss) from continuing operations	(2,838)	725
Discontinued operations, net of taxes	(678)	(168)
Net earnings (loss)	$(3,516)	$557
(a) Refer to special items discussion on page 41.
TWELVE MONTHS ENDED DECEMBER 31, 2025 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2024
The following is a discussion of International Paper’s consolidated results of operations for the year ended
December 31, 2025, and the major factors affecting these results compared to 2024.
Refer to the Effects of Net Special Items Expense (Income) section for details of net special items expense (income)
discussed below.
Net sales
Compared to the year ended December 31, 2024, net sales for the year ended December 31, 2025 increased by
$7.8 billion. DS Smith accounted for $7.8 billion of net sales in 2025. For IP legacy, the increase of $46 million was driven by higher sales prices partially offset by lower sales volumes. Additional details on net sales are provided in the Business Segment Results section below.
Cost of products sold
Compared to the year ended December 31, 2024, cost of products sold for the year ended December 31, 2025 increased by $5.2 billion. DS Smith accounted for $5.8 billion of total cost of products sold in 2025 and net special items charges of $31 million were included in 2025 compared to $77 million in 2024. For IP legacy, cost of products sold was impacted by lower raw materials and operating materials of $542 million, partially offset by increases in fuel and utility expenses of $111 million.
Selling and administrative expenses
Compared to the year ended December 31, 2024, selling and administrative expenses for the year ended
December 31, 2025 increased by $347 million. DS Smith accounted for $442 million of total selling and administrative expenses in 2025 and net special items charges of $158 million were included in 2025 compared to
$123 million in 2024. For IP legacy, selling and administrative expenses were impacted by decreases in incentive compensation of $148 million and increases in other costs of $21 million.

Depreciation and amortization
Compared to the year ended December 31, 2024, depreciation and amortization for the year ended December 31,
2025 increased by $1.9 billion. DS Smith accounted for $1.3 billion of depreciation and amortization in 2025, including $403 million of accelerated depreciation associated with mill and other strategic actions. For IP legacy, the increase compared to 2024 was due to an increase of $553 million in accelerated depreciation related to mill and other strategic actions in 2025.
Distribution expenses
Compared to the year ended December 31, 2024, distribution expenses for the year ended December 31, 2025 increased by $820 million. DS Smith accounted for $858 million of distribution expenses in 2025. For IP legacy, distribution expenses were impacted by lower freight costs and lower sales volumes compared to 2024.
Taxes other than payroll and income taxes
Compared to the year ended December 31, 2024, taxes other than payroll and income taxes for the year ended
December 31, 2025 increased by $91 million. DS Smith accounted for $33 million of taxes other than payroll and income taxes in 2025. Net special items charges of $50 million were included in taxes other than payroll and income taxes in 2025. For IP legacy, taxes other than payroll and income taxes were impacted by higher real estate taxes compared to 2024.
Interest expense, net
Compared to the year ended December 31, 2024, interest expense, net for the year ended December 31, 2025 increased by $158 million. DS Smith accounted for $160 million of interest expense, net in 2025 and net special items income of $10 million was included in interest expense, net in 2024. For IP legacy, interest expense, net was impacted by higher interest income.
Income tax provision (benefit)
A net income tax benefit from continuing operations of $533 million was recorded for 2025 and the reported effective income tax rate was 16%. This includes a tax benefit of $271 million related to the EMEA goodwill impairment and a tax benefit of $62 million related to capital losses associated with the announced agreement to sell our GCF business, which closed in January 2026. Excluding these items, a $157 million net tax benefit for other special items and $3 million tax expense related to non-operating pension income, the operational tax provision (benefit) (non-
GAAP) for 2025 was $46 million, or 32% of pre-tax earnings before equity earnings.
A net income tax benefit from continuing operations of $361 million was recorded for 2024 and the reported effective income tax rate was (98)%. This includes a tax benefit of $416 million related to internal legal entity restructuring.
Excluding these items, a $41 million net tax benefit for other special items and $10 million tax expense related to non-operating pension income, the operational tax provision (non-GAAP) for 2024 was $86 million, or 15% of pre-
tax earnings before equity earnings.
Compared to the year ended December 31, 2024, the operational effective tax rate increased by 17% in 2025. DS
Smith accounted for a significant increase in the foreign taxes driving up the operational effective tax rate in the year.
Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).
Discontinued operations, net of taxes
On August 21, 2025, the Company announced that it had reached a definitive agreement with American Industrial
Partners ("AIP") to sell its GCF business. All current and historical operating results of the GCF business are presented as Discontinued Operations, net of taxes, in the consolidated statements of operations. All current and historical assets and liabilities of the GCF business are classified as Assets held for sale and Long-Term Assets
Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying consolidated balance sheets. See Note 8 - Divestiture of Item 8. Financial Statements and Supplementary Data for further details.
Discontinued operations, net of taxes for 2025 and 2024 includes the operating earnings of the GCF business.
Discontinued operations, net of taxes also includes the following charges (benefits):

In millions	2025	2024
Net loss on impairment of the GCF business	$1,070	$—
Global Cellulose Fibers transaction costs	52	5
Severance and other costs (benefits)	(8)	123
Total	$1,114	$128
DESCRIPTION OF BUSINESS SEGMENTS
The Company currently operates in two segments: Packaging Solutions North America ("PS NA") and Packaging
Solutions EMEA ("PS EMEA"). These segments are organized by geography and align with the Company's internal management structure. All segments are differentiated on a common product, common customer basis consistent with the business segmentation generally used in the forest products industry. See Note 21 - Financial Information by Business Segment of Item 8. Financial Statements and Supplementary Data for further details regarding the
Company's business segments.
The majority of our business is focused on creating fiber-based packaging that protects and promotes goods, enables worldwide commerce and helps keep consumers safe. We meet our customers’ most challenging sales, shipping, storage and display requirements with sustainable solutions. Our U.S. production capacity was approximately 11 million tons annually as of December 31, 2025.
Containerboard includes linerboard, medium, whitetop, recycled linerboard, recycled medium and saturating kraft.
Approximately 75% of our production is converted into corrugated packaging and other packaging by our 170 North
American corrugated packaging plants. Additionally, we recycle approximately one million tons of OCC and mixed and white paper through our 15 U.S. recycling plants. Our corrugated packaging plants are supported by regional design centers, which offer total packaging solutions and supply chain initiatives. In EMEA, our operations include
14 containerboard mills, 148 corrugated packaging plants and 20 recycling plants.
BUSINESS SEGMENT RESULTS
The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability and is defined as earnings (loss) before income taxes and equity earnings (losses), including the impact of less than wholly owned subsidiaries and excluding interest expense, net, corporate expenses, net, net special items and non-operating pension expense. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to our business segments and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting." For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit
(loss) is calculated, see Note 21 - Financial Information by Business Segment of Item 8. Financial Statements and
Supplementary Data.
Demand for our products is closely correlated with non-durable industrial goods production, as well as with demand for e-commerce, processed foods, poultry, meat and agricultural products. In addition to prices and volumes, major factors affecting profitability are raw material and energy costs, freight costs, mill outage costs, manufacturing efficiency and product mix.
PS NA

In millions	2025	2024
Sales	$15,175	$14,293
Business Segment Operating Profit (Loss)	$572	$891
PS NA 2025 results include sales of $611 million and business segment operating profit (loss) of $(346) million for the DS Smith business. For legacy IP PS NA, sales increased in 2025 compared with 2024, driven by higher sales prices, partially offset by lower volumes reflecting the impact of our box go-to-market strategy and mill strategic actions. Cost of products sold decreased by $241 million and was impacted by lower volumes, lower planned maintenance downtime costs and lower input costs, partially offset by higher operating costs. Operating costs were higher primarily due to increased costs on materials and services and increased spending on maintenance and reliability, partially offset by lower economic downtime. Input costs were lower, driven by lower recovered fiber and wood costs, partially offset by higher energy and chemical costs. Selling and administrative expenses were $52 million lower due to lower incentive compensation expense. Distribution costs were $37 million lower driven by lower sales volumes. Depreciation and amortization expense was $564 million higher, driven by accelerated depreciation associated with our mill and other strategic actions.
Looking ahead to the first quarter of 2026, compared with the fourth quarter of 2025, sales volumes for corrugated boxes are expected to be lower due to seasonality and the exit of non-strategic markets. Operating costs are expected to be flat. Planned maintenance outage costs are expected to be higher due to the timing of planned outages. Operating and input costs are expected to be relatively flat.
PS EMEA

In millions	2025	2024
Sales	$8,451	$1,355
Business Segment Operating Profit (Loss)	$(236)	$60
PS EMEA 2025 results include sales of $7.2 billion and business segment operating profit (loss) of $(321) million for the DS Smith business. For legacy IP PS EMEA, sales were lower in 2025 compared with 2024, reflecting lower volumes in a soft demand environment and an unfavorable product mix. Cost of products sold decreased $54 million and was impacted by lower volumes, lower operating costs and lower input costs, primarily for energy costs.
Selling and administrative expenses were $12 million lower driven by incentive compensation expense. Distribution expense was $25 million lower driven by lower sales volumes.
Entering the first quarter of 2026, compared with the fourth quarter of 2025, sales volumes are expected to be higher due to known customer wins. Average sales margins are expected to be higher, reflecting a favorable product mix. Operating costs are expected to be higher primarily driven by the timing of energy subsidies and increased volumes. Planned maintenance outage costs are expected to be lower due to the timing of planned outages. Input costs are expected to be higher primarily driven by elevated energy costs.
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
Use of cash during 2025 was primarily focused on working capital requirements, capital spending into the business for growth including mill and plant improvements, equipment and new greenfield investments and returning cash to shareholders through dividends.
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operations, including discontinued operations, totaled $1.7 billion in both 2025 and 2024. Cash used by working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $834 million in 2025, compared with cash used by working capital components of $10 million in 2024. The change in cash provided by operations in 2025 compared to the
2024 period was primarily due to significant payments made in 2025 that impacted operating cash flow, including
DS Smith transaction costs and severance payments, as well as incentive compensation and other benefit payments.

INVESTMENT ACTIVITIES
Cash used for investment activities, including discontinued operations, totaled $1.0 billion in 2025 compared with
$808 million in 2024. The increase in cash used for investment activities in 2025 compared to 2024 is mainly due to higher capital expenditures of $936 million, offset by an increase in proceeds from sale of fixed assets of $127 million, proceeds from divestitures, net of transaction costs of $141 million and net cash acquired from acquisitions of $414 million.
Including discontinued operations, capital expenditures were $1.9 billion in 2025, or 64% of depreciation and amortization, compared with $921 million in 2024, or 71% of depreciation and amortization. Capital spending as a percentage of depreciation and amortization, including discontinued operations, was impacted by accelerated depreciation of $958 million and $233 million for the years ended December 31, 2025 and December 31, 2024, respectively, related to mill strategic actions and other 80/20 actions.
The following table shows capital expenditures by business segment for the years ended December 31, 2025 and
2024:

In millions	2025	2024
Packaging Solutions North America	$1,115	$710
Packaging Solutions EMEA	573	53
Subtotal	1,688	763
Corporate and other (a)	169	158
Capital Expenditures	$1,857	$921
(a) Includes capital expenditures related to Corporate and GCF.
Acquisitions
See Note 7 Acquisitions of Item 8. Financial Statements and Supplementary Data for a discussion of the Company's acquisitions.
FINANCING ACTIVITIES
Financing activities during 2025 included debt issuances of $409 million and reductions of $255 million for a net increase of $154 million. Financing activities during 2024 included debt issuances of $102 million and reductions of
$141 million.
There were no early debt extinguishments during the years ended December 31, 2025 and December 31, 2024.
Other financing activities during 2025 included the net issuance of approximately 3.7 million shares of treasury stock, while repurchases of common stock and payments of restricted stock withholding taxes totaled $65 million.
During 2025, no shares of common stock were repurchased under the Company's share repurchase program.
Through December 31, 2025, the Company had repurchased 119.8 million shares at an average price of $46.23, for a total of approximately $5.5 billion, since the repurchase program began in September 2013. The Company paid cash dividends totaling $977 million during 2025.
Other financing activities during 2024 included the net issuance of approximately 2.0 million shares of treasury stock. Repurchases of common stock and payments of restricted stock withholding taxes totaled $23 million. During
2024, no shares of common stock were repurchased under the Company's share repurchase program. Through
December 31, 2024, the Company has repurchased 119.8 million shares at an average price of $46.23, for a total of approximately $5.5 billion, since the repurchase program began in September 2013. The Company paid cash dividends totaling $643 million during 2024.
Interest Rate Swaps
Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt. To manage this risk,
International Paper utilizes interest rate swaps to change the mix of fixed and variable rate debt. During 2020,
International Paper terminated its interest rate swaps with a notional amount of $700 million and maturities ranging from 2024 to 2026 with an approximate fair value of $85 million. Subsequent to the termination of the interest rate swaps, the fair value basis adjustment is amortized to earnings as interest income over the same period as a debt premium on the previously hedged debt. The Company had no outstanding interest rate swaps for the years ended
December 31, 2025 and 2024.
Variable Interest Entities
Information concerning variable interest entities is set forth in Note 15 Variable Interest Entities of Item 8. Financial
Statements and Supplementary Data.
LIQUIDITY AND CAPITAL RESOURCES OUTLOOK FOR 2026
We intend to continue making choices for the use of cash that are consistent with our capital allocation framework to drive long-term value creation. These include maintaining a strong balance sheet and investment grade credit rating, and creating value with a continued focus on cost reduction and making organic investments to maintain our world-class system and strengthen our businesses.
On January 23, 2026, the Company completed the previously announced sale of its GCF business to AIP for $1.5 billion, including the issuance of preferred stock with an aggregate initial liquidation preference of $190 million. The
Company plans to use a portion of the proceeds from the sale of the GCF business to pay down existing debt.
As of December 31, 2025, approximately $2.96 billion remain authorized for repurchase under our share repurchase program, which has no expiration date. We may repurchase shares under such authorization in open market transactions (including block trades), privately negotiated transactions or otherwise, subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements and other factors. In addition, we have paid regular quarterly cash dividends and expect to continue to pay regular quarterly cash dividends in the foreseeable future. Each quarterly dividend is subject to review and approval by our Board of Directors.
Long-Term Debt
The following summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness. For additional information regarding the Company’s credit agreements, outstanding and assumed indebtedness, see Note 16 Debt and Lines of Credit of Item 8. Financial
Statements and Supplementary Data.
At December 31, 2025, International Paper’s U.S. dollar denominated credit facilities totaled $1.9 billion, comprised of a $1.4 billion contractually committed bank credit agreement and up to $500 million available under its receivables securitization program. Management believes these credit agreements provide sufficient liquidity to manage operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin tied to International Paper’s credit rating. At
December 31, 2025, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the
$500 million receivables securitization program. The Company’s credit agreements contain no restrictive covenants other than the financial covenants as described in Note 16 - Debt and Lines of Credit of Item 8. Financial
Statements and Supplementary Data, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at December 31, 2025 and within the thresholds stipulated. The financial covenants do not restrict any borrowings under the credit agreements.
Commercial Paper
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
The Company had no borrowings outstanding as of December 31, 2025 and December 31, 2024 under this program.
Assumed Debt
In 2025, International Paper assumed foreign denominated debt of DS Smith in various currencies.

Euro Medium Term Notes
Our subsidiary DS Smith initiated consent solicitations with the holders of several series of its outstanding euro- and sterling denominated notes to approve certain amendments to the notes’ terms and related trust deeds (the “Euro
Medium Term Notes”). The amendments were designed to align DS Smith’s reporting and covenant framework with that of International Paper following the acquisition, and to provide greater flexibility for the reorganization of DS
Smith’s subsidiaries. As part of the solicitation process, International Paper agreed to provide guarantees of DS
Smith’s obligations under each series of the Euro Medium Term Notes. These amendments and guarantees were implemented in March 2025 through supplemental trust deeds. All principal amounts of the affected Euro Medium
Term Notes remain outstanding.
Credit and Bank Facilities
The Company amended and restated its £1.25 billion multi-currency credit facility agreement, its €200 million credit facility and €60 million committed bank facility. The amendments (i) replaced the Company's standalone financial reporting requirements with International Paper’s financial information; (ii) aligned the facility's financial covenant with those in International Paper’s existing credit facilities; and (iii) updated certain events of default and undertakings to reflect International Paper's financing framework and to provide additional flexibility for potential subsidiary reorganization within the International Paper group.
The £1.25 billion multi-currency credit facility allows for British pound sterling, euro and U.S. dollar-denominated borrowings at floating rates plus a pre-determined margin, with borrowings generally denominated to match the
Company's cashflows. At December 31, 2025, the Company had €975 million and £10 million (approximately $1.2 billion) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at December 31, 2025, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the £1.25 billion credit facility agreement.
The €200 million credit facility agreement provides for interest rates at a fixed rate for each facility. At December 31,
2025, the Company had €163 million (approximately $191 million) borrowings outstanding under the credit facility agreement.
The credit facility agreements do not impose restrictive covenants other than requiring International Paper to comply with the same negative covenants applicable to its existing credit facilities. IP was in compliance with all applicable covenants as of December 31, 2025, and remained well within the thresholds. The financial covenants do not restrict the Company’s ability to borrow under the credit facility agreement.
The €60 million committed bank facility, maturing in 2026, allows for British pound sterling, euro and US dollar-
denominated borrowings. At December 31, 2025, there were no borrowings outstanding under this agreement. The
Company has a £50 million uncommitted bank facility. At December 31, 2025, the Company had €55 million
(approximately $65 million) borrowings outstanding under this agreement.
During the year ended December 31, 2025, the Company had debt reductions of $255 million in 2025, related primarily to $26 million of capital leases, $27 million of environmental development bonds ("EDB"), $95 million of industrial development bonds ("IDB") and $61 million of bonds. In addition, during the year ended December 31,
2025, the Company also had debt issuances of $165 million of industrial development bonds. The Company also borrowed $244 million under its foreign denominated credit facilities during 2025.
Capital Expenditures
We increased capital spending in 2025 as the Company accelerated several multi-year investments to support our
80/20 approach, enhance mill productivity, expand capacity in key growth markets, and modernize equipment to improve safety, reliability and energy efficiency. In North America, these 2025 authorizations include investment of
$250 million to convert a machine at the Riverdale mill in Selma, Alabama to produce containerboard and construction of a new state-of-the-art sustainable packaging box plant in Waterloo, Iowa.
Capital expenditures for 2026 are planned at approximately $1.95 billion to $2.05 billion, or about 98% to 103% of depreciation and amortization, reflecting continued execution of these strategic projects. The timing and scope of planned investments will depend on operational needs and the availability of operating cash flows, and certain projects may be deferred if cash generation or market conditions weaken.

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
Maintaining an investment grade credit rating is an important element of International Paper’s financing strategy. At
December 31, 2025, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (stable outlook)
by S&P and Moody’s, respectively.
Contractual obligations for future payments under existing debt and lease commitments and purchase obligations at
December 31, 2025, were as follows:

In millions	2026	2027	2028	2029	2030	Thereafter
Debt maturities (a)	$992	$2,584	$739	$381	$807	$4,328
Operating lease obligations	245	190	124	72	46	100
Purchase obligations (b)	3,018	661	432	311	263	1,150
Total (c)	$4,255	$3,435	$1,295	$764	$1,116	$5,578
(a)Includes financing lease obligations.
(b)Includes  fiber supply and other service and supply agreements.
(c)The table above does not reflect: (i) approximately $344 million of unrecognized tax benefits due to the uncertainty regarding the timing and amount of payment; (ii) $37 million of Deemed Repatriation Transition Tax under the 2017 Tax Cuts and Jobs Act, which will be settled in 2026; and (iii) $487 million deferred tax liability related to the Temple-Inland timber monetization, which will be settled with the maturity of the notes in 2027.
We consider the undistributed earnings of our foreign subsidiaries as of December 31, 2025, to be permanently reinvested and, accordingly, no U.S. income taxes have been provided thereon (see Note 13 Income Taxes of Item
8. Financial Statements and Supplementary Data). We do not anticipate the need to repatriate funds to the United
States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.
Pension Obligations and Funding
At December 31, 2025, the projected benefit obligation for the Company’s defined benefit plans determined under
U.S. GAAP was approximately $144 million lower than the fair value of plan assets. Plans that are subject to minimum funding requirements had plan assets of $486 million higher than the projected benefit obligation. Under current IRS funding rules, the calculation of minimum funding requirements differs from the calculation of the present value of plan benefits (the "projected benefit obligation") for accounting purposes. Funding contributions depend on the funding methods selected by the Company. The selected methods allow for the smoothing of asset values and interest rates used to measure the funding obligations. The Company continually reassesses the amount and timing of any discretionary contributions and elected not to make any voluntary contributions in 2023,
2024 or 2025. At this time, we do not expect to have any required contributions to our plans in 2026, although the
Company may elect to make future voluntary contributions. The timing and amount of future contributions, which could be material, will depend on a number of factors, including the actual earnings and changes in values of plan assets and changes in interest rates.
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
Accounting policies whose application has had or is reasonably likely to have a material impact on the reported results of operations and financial position of International Paper, and that can require a significant level of estimation or uncertainty by management that affect their application, include the accounting for impairment of long-
lived assets and goodwill, pensions, income taxes and business combinations. Management has discussed the selection of critical accounting policies and the effect of significant estimates with the Audit and Finance Committee of the Company’s Board of Directors and with its independent registered public accounting firm.
IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed by comparing the undiscounted cash flows to the carrying value of the assets. If the carrying amount is less than the undiscounted cash flows, the fair value of the assets is compared to the carrying value to determine if they are impaired. An impairment of a long-lived asset exists when the asset’s carrying amount exceeds its fair value.
In conjunction with the previous announcement and subsequent sale of the Global Cellulose Fibers business to AIP for $1.5 billion, the Company evaluated the long-lived assets for impairment. As a result, the Company recorded a net pre-tax charge of $1.07 billion ($805 million after taxes) for the year ended December 31, 2025 due to the difference between the sales price less estimated selling costs and the carrying value. This non-cash charge is included in Discontinued Operations, net of taxes in the accompanying consolidated statements of operations.
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
The January 31, 2025 acquisition of DS Smith added approximately $4.3 billion of goodwill, of which $3.4 billion was allocated to the PS EMEA reporting unit and $0.9 billion was related to the PS NA reporting unit.
The Company completed its annual goodwill impairment testing for the PS NA and PS EMEA reporting units as of
October 1, 2025. Based on this assessment, no impairment was identified for either reporting unit.
Later in the fourth quarter of 2025, the Company, as part of its annual strategic review, identified a triggering event driven by its updated strategic plan impacted by macroeconomic and industry outlooks, as well as the Company’s evaluation of a potential separation into two independent, publicly traded companies. In response, the Company performed a quantitative goodwill impairment test for the PS NA and PS EMEA reporting units, comparing each reporting unit’s carrying value to its estimated fair value.
Estimated fair values were determined using discounted future cash flows and market multiples, which use inputs that are classified within Level 2 and Level 3 of the fair value hierarchy. The discounted cash flow approach requires significant management judgments, including assumptions related to forecasts of future revenues, operating margins, and discount rates. The market‑multiple approach under the guideline public company method similarly requires significant assumptions regarding adjusted EBITDA multiples.
As of December 31, 2025, the quantitative impairment test concluded that the carrying amount of the PS EMEA reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $2.47 billion, which is reflected in Impairment of goodwill in the accompanying consolidated statement of operations. After the impairment charge the carrying value of the PS EMEA reporting unit approximates fair value. The estimated fair value of the PS EMEA reporting unit is sensitive to the underlying assumptions and a material change in any one, or combination of assumptions, could result in material future goodwill impairment. The carrying amount of the PS NA reporting unit did not exceed its estimated fair value, and no impairment was recorded for that reporting unit.
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
Benefit obligations and fair values of plan assets as of December 31, 2025, for International Paper’s pension plan were as follows:

In millions	Benefit Obligation	Fair Value of Plan Assets
U.S. qualified pension	$8,116	$8,482
U.S. nonqualified pension	218	—
Non-U.S. pension	1,116	1,112
The table below shows the discount rate used by International Paper to calculate U.S. pension obligations for the years shown:

	2025	2024	2023
U.S. Discount rate	5.53%	5.68%	5.10%
Non-U.S. Discount rate	5.11%-5.16%	4.99%	5.88%
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
The expected long-term rate of return on U.S. pension plan assets used to determine net periodic cost for the year ended December 31, 2025 was 7.00%.
Decreasing the expected long-term rate of return on U.S. plan assets by an additional 0.25% would increase 2026 pension expense by approximately $21 million, while a decrease of 0.25% in the discount rate would increase pension expense by approximately $13 million.
Actual rates of return earned on U.S. pension plan assets for each of the last 10 years were:

Year	Return	Year	Return
2025	11.8%	2020	24.7%
2024	(0.1)%	2019	23.9%
2023	7.3%	2018	(3.0)%
2022	(22.0)%	2017	19.3%
2021	7.7%	2016	7.1%
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
The increase in 2025 pension expense primarily reflects lower asset returns, higher interest cost due to a higher discount rate, and the impact of curtailment and settlement losses.
Assuming that discount rates, expected long-term returns on plan assets and rates of future compensation increases remain the same as of December 31, 2025, projected future net periodic pension plan expense (income)
would be as follows:

In millions	2027	2026
Pension expense (income)
U.S. plans	$(27)	$(14)
Non-U.S. plans	(6)	(6)
Net (income) expense	$(33)	$(20)
The Company estimates that it will record net pension income of approximately $14 million for its U.S. defined benefit plans in 2026, compared to expense of $42 million in 2025.
The market value of plan assets for International Paper’s U.S. qualified pension plan at December 31, 2025 totaled approximately $8.5 billion, consisting of approximately 64% hedging assets and 36% return seeking assets. The
Company’s funding policy for its qualified pension plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The
Company continually reassesses the amount and timing of any discretionary contributions and could elect to make voluntary contributions in the future. There were no required contributions to the U.S. qualified plan in 2025. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $49 million for the year ended December 31, 2025.
INCOME TAXES
International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or recent court cases that are relevant to the matter. Accrued interest related to these uncertain tax positions is recorded in our consolidated statement of operations in Interest expense, net. The Company's uncertain tax positions were $384 million and $204 million at December 31, 2025 and 2024, respectively.
Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in assessing the need for and magnitude of appropriate valuation allowances against deferred tax assets. This assessment is completed by tax jurisdiction and relies on both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative reported pre-
tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies. The Company's valuation allowance was $1.5 billion and $1.2 billion at December 31, 2025 and 2024, respectively.
While International Paper believes that these judgments and estimates are appropriate and reasonable under the circumstances, actual resolution of these matters may differ from recorded estimated amounts.

BUSINESS COMBINATIONS
We account for acquisitions under ASC 805, Business Combinations, which requires allocating the purchase price to the fair values of assets acquired and liabilities assumed as of the acquisition date. This process involves significant estimates and assumptions, particularly for property, plant and equipment and identifiable intangible assets such as customer relationships and lists, trade names, and technology. Key inputs include forecasted cash flows, discount rates, market data, and other valuation factors. These estimates are inherently judgmental and subject to change as additional information becomes available during the measurement period (up to 12 months after closing).
On January 31, 2025, we completed the combination with DS Smith for $9.9 billion. The purchase price allocation resulted in goodwill for the excess of purchase price over the fair value of net assets acquired. The fair value assigned to the assets and liabilities acquired above were measured using Level 2 and Level 3 inputs. The estimated fair value of inventory was determined using the Comparative Sales and Replacement Cost methods.
Fair value estimates related to the trade name and patents identified intangible assets were determined using the
Relief from Royalty method. The fair value estimates related to customer relationships and lists identified intangible assets were determined using the Multi-Period Excess Earnings method. The plants, properties and equipment, specifically the machinery and equipment and buildings and improvements, were valued using either the indirect or direct methods of the Cost Approach, while the land was valued using the Sales Comparison Approach. We have finalized the fair values of property, plant and equipment, intangible assets, and certain tax-related items, with assistance from third-party valuation specialists. See Note 1 and Note 7 of Item 8. Financial Statements and
Supplementary Data for additional details.
LEGAL PROCEEDINGS
Information concerning certain legal proceedings involving the Company is set forth in Item 8. Financial Statements and Supplementary Data, which is incorporated by reference herein. Except as set forth in Note 14 Commitments and Contingent Liabilities, the Company is not subject to any administrative or judicial proceeding arising under any federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment or primarily for the purpose of protecting the environment that is likely to result in monetary sanctions of $1 million or more.
RECENT ACCOUNTING DEVELOPMENTS
See Note 2 Recent Accounting Developments of Item 8. Financial Statements and Supplementary Data for a
discussion of new accounting pronouncements.
EFFECT OF INFLATION
Inflationary increases in certain input costs, such as energy, wood fiber and chemical costs, can impact the
Company’s operating results as can general inflationary conditions, including labor market conditions, economic activity, consumer behavior, and supply shortages and disruptions. During 2025, inflationary pressures stabilized and moderated over the year and did not have a significant impact on our operating results. The Company's operating results are more strongly influenced by economic supply and demand factors in specific markets due to the impact on sales prices and volumes and exchange rate fluctuations when compared to inflationary factors.
FOREIGN CURRENCY EFFECTS
International Paper has operations in a number of countries. Its operations in those countries also export to, and compete with imports from other regions. As such, currency movements can have a number of direct and indirect impacts on the Company’s financial statements. Direct impacts include the translation of international operations’
local currency financial statements into U.S. dollars and the remeasurement impact associated with non-functional currency financial assets and liabilities. Indirect impacts include the change in competitiveness of imports into, and exports out of, the United States (and the impact on local currency pricing of products that are traded internationally). In general, a weaker U.S. dollar and stronger local currency is beneficial to International Paper. The currencies that have the most impact are the euro and pound sterling.

MARKET RISK
We use financial instruments, including fixed and variable rate debt, to finance operations, for capital spending programs and for general corporate purposes. Additionally, financial instruments, including various derivative contracts, are used to hedge exposures to interest rate, commodity and foreign currency risks. We do not use financial instruments for trading purposes. Information related to International Paper’s debt obligations is included in
Note 16 Debt and Lines of Credit of Item 8. Financial Statements and Supplementary Data.
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
INTEREST RATE RISK
Our exposure to market risk for changes in interest rates relates primarily to short- and long-term debt obligations and investments in marketable securities. We invest in investment‑grade securities issued by financial institutions and in AAA‑rated money market mutual funds, while limiting our exposure to any one issuer or fund. Our investments in marketable securities at December 31, 2025 and 2024 are stated at cost, which approximates market due to their short-term nature. At December 31, 2025, our interest rate risk exposure related to these investments was not material.
We issue fixed and floating rate debt in a proportion that management deems appropriate based on current and projected market conditions. Derivative instruments, such as interest rate swaps, may be used to execute this strategy. At December 31, 2025 and 2024, the fair value of the net liability of financial instruments with exposure to interest rate risk was approximately $7.1 billion and $4.0 billion, respectively. The potential increase in fair value resulting from a 10% adverse shift in quoted interest rates would have been approximately $895 million and $206 million at December 31, 2025 and 2024, respectively.
COMMODITY PRICE RISK
The objective of our commodity exposure management is to minimize volatility in earnings due to large fluctuations in the price of commodities. Commodity swap or forward purchase contracts may be used to manage risks associated with market fluctuations in energy prices. At December 31, 2025 and 2024, the net fair value of these contracts was $21 million liability and $3 million asset. The potential loss in fair value from a 10% adverse change in quoted commodity prices for these contracts would have been approximately $40 million and $2 million at
December 31, 2025 and 2024, respectively.
FOREIGN CURRENCY RISK
International Paper transacts business in many currencies and is also subject to currency exchange rate risk through investments and businesses owned and operated in foreign countries. The currencies that have the most impact are the euro and pound sterling. Our objective in managing the associated foreign currency risks is to minimize the effect of adverse exchange rate fluctuations on our after-tax cash flows as well as financial statement impact. We address these risks on as needed basis by entering into cross-currency interest rate swaps, foreign exchange contracts, or foreign currency denominated debt designated as net investment hedges.
At December 31, 2025 and 2024, the net fair value of foreign currency derivative instruments was immaterial. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates was also immaterial.
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
ICFR is the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes. All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The
Company’s internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by our internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified. Our procedures for financial reporting include the active involvement of senior management, our Audit and Finance Committee and our staff of highly qualified financial and legal professionals.
The Company has assessed the effectiveness of its internal control over financial reporting as of December 31,
2025. In making this assessment, it used the criteria described in “Internal Control – Integrated Framework (2013)”
issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.
In accordance with SEC guidance, management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 excluded DS Smith, which was acquired by the Company during the last fiscal year on January 31, 2025. DS Smith constituted approximately 43% of the Company’s total assets as of December 31, 2025 and approximately 33% of the Company’s total net sales for the year ended
December 31, 2025, respectively.
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
The Audit and Finance Committee has reviewed and discussed the consolidated financial statements for the year ended December 31, 2025, including critical accounting policies and significant management judgments, with management and the independent auditors. The Audit and Finance Committee’s report recommending the inclusion of such financial statements in this Annual Report on Form 10-K will be set forth in our Proxy Statement.
ANDREW K. SILVERNAIL
CHAIRMAN AND CHIEF EXECUTIVE OFFICER

LANCE T. LOEFFLER
SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of International Paper Company and subsidiaries
(the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended
December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,
2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring
Organizations of the Treadway Commission and our report dated February 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Retirement Plans — Fair value of other investments — Refer to Note 19 to the financial statements
Critical Audit Matter Description
As of December 31, 2025, the Company’s US Pension Plan held approximately $2.2 billion in investments whose reported value is determined based on net asset value (“NAV”). The strategic asset allocation policy prescribed by the Company’s US Pension Plan includes permissible investments in certain hedge funds, private equity funds, and real estate funds whose reported values are determined based on the estimated NAV of each investment.
These NAVs are generally determined by the US Pension Plan’s third-party administrators or fund managers and are subject to review and oversight by management of the Company and its third-party investment advisors.

Given a lack of a readily determinable value of these investments and the subjective nature of the valuation methodologies and unobservable inputs used in these methodologies, auditing the NAV associated with these investments requires a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of NAV associated with the Company’s US Pension Plan’s investments in hedge funds, private equity funds, and real estate funds included the following, among others:
•We tested the effectiveness of controls over the Company’s determination and evaluation of NAV, including those related to the reliability of NAVs reported by third-party administrators and fund managers.
•We inquired of management and the investment advisors regarding changes to the investment portfolio and investment strategies.
•We obtained a confirmation from the third-party custodian as of December 31, 2025 of all individual investments held in trust for the US Pension Plan to confirm the existence of each individual asset held in trust.
•For selected investment funds with a fiscal year end of December 31, we performed a retrospective review in which we compared the estimated fair value recorded by the Company in the December 31, 2024 financial statements, to the actual fair value of the fund (using the per-share NAV disclosed in the fund’s subsequently issued audited financial statements), to evaluate the appropriateness of management’s estimation process.
•We rolled forward the valuation from selected funds’ most recently audited financial statements to
December 31, 2025. This roll forward procedure included consideration of the Company’s transactions in the fund during the period, as well as an estimate of the funds’ returns based on an appropriate, independently obtained benchmark or index. We then compared our independent fund valuation estimate to the December 31, 2025, balance recorded by the Company. For certain selected funds, our roll forward procedures included alternative procedures, such as inspecting trust statements for observable transactions near year-end to compare to the estimated fair value.
•For certain investments, we inquired of management to understand year-over-year changes in the fund manager’s estimate of NAV and compared the fund’s return on investment to other available qualitative and quantitative information.
Goodwill – Packaging Solutions EMEA – Refer to Notes 1 and 12 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value annually or whenever events or changes in circumstances indicate that an evaluation should be completed. The Company estimates the fair value of its reporting units using income and market approaches. The estimate of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples for guideline public companies.
Changes to the assumptions and estimates may result in a significantly different estimate of the fair value of the reporting units, which could result in a different assessment of the recoverability of goodwill or the impairment amount of goodwill.
During the fourth quarter of 2025, the Company identified a triggering event as part of its annual strategic review, driven by updated macroeconomic and industry outlooks, as well as the Company's evaluation of a potential separation into two independent, publicly traded companies. We identified the assessment of goodwill for impairment for Packaging Solutions EMEA (“PS EMEA”) during the fourth quarter as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of the reporting unit, and the sensitivity of the estimate to changes in the assumptions, specifically the forecasts of future revenues and operating margins, and the discount rate used in the income approach; and the selection of EBITDA multiples of guideline public companies in the market approach. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasts of future revenues and operating margins, and the selection of the discount rate, and EBITDA multiples of guideline public companies for the PS EMEA reporting unit, included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of the PS EMEA reporting unit, such as controls related to management's forecasts of future revenues and operating margins and selection of the discount rate and
EBITDA multiples of guideline public companies.
•We evaluated the reasonableness of management’s forecasts of future revenues and operating margins of
PS EMEA by comparing the forecasts to (1) forecasted information in industry reports, market data, and guideline public company information, (2) internal communications to management and the board of directors, and (3) external communications made by management to analysts and investors.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the selection of the discount rate and EBITDA multiples of guideline public companies, by:
▪Testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
▪Comparing the reporting unit's growth and profitability to the guideline public companies selected, testing the source information underlying the determination of the EBITDA multiples, developing a range of independent estimates and comparing those to the EBITDA multiples selected by management, and testing the mathematical accuracy of the calculation.
Business Combinations – Acquisition of DS Smith – Valuation of Customer Relationships and Lists – Refer
to Note 1 and Note 7 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of DS Smith for $9.9 billion on January 31, 2025. The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date.  The identifiable intangible assets acquired in connection with the acquisition of DS
Smith included customer relationships and lists of $3.4 billion. Management estimated the fair value of the customer relationships and lists intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationships and lists required management to make significant estimates and assumptions related to forecasts of future revenues and operating margins, and selection of the customer attrition rate and discount rate.
We identified the customer relationships and lists intangible asset as a critical audit matter because there was a high degree of auditor judgment and extent of effort involved in applying audit procedures and evaluating the significant assumptions related to forecasts of future revenues and operating margins, and the selection of customer attrition rate and discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and operating margins, and the selection of the customer attrition rate and discount rate for the customer relationships and lists intangible asset included the following, among others:
•We tested the effectiveness of controls over the fair value of the customer relationships and lists intangible asset, including management's controls over the forecasts of future revenues and operating margins, and selection of the customer attrition rate and discount rate.
•We evaluated the reasonableness of management’s forecasts of future revenues and operating margins by comparing the projections to forecasted information in industry reports and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) mathematical accuracy of the valuation for customer relationships and lists intangible asset, and (2) the following significant valuation assumptions:
▪Customer attrition rate by testing the source information underlying the determination of the rate and testing the mathematical accuracy of the calculations.
▪Discount rate by developing a range of independent estimates and comparing those to the discount rate selected by management.
/s/ Deloitte & Touche LLP
Memphis, Tennessee
February 27, 2026
We have served as the Company's auditor since 2002.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of International Paper Company:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of International Paper Company and subsidiaries (the
“Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of
December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by
COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the
Company and our report dated February 27, 2026, expressed an unqualified opinion on those financial statements.
As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DS Smith, which was acquired on January 31,
2025, and whose financial statements constitute 43% of total assets and 33% of total net sales of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at DS Smith.
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
/s/ Deloitte & Touche LLP
Memphis, Tennessee
February 27, 2026

CONSOLIDATED STATEMENT OF OPERATIONS

In millions, except per share amounts, for the years ended December 31	2025	2024	2023
NET SALES	$23,634	$15,835	$16,033
COSTS AND EXPENSES
Cost of products sold	16,637	11,397	11,512
Selling and administrative expenses	2,050	1,703	1,257
Depreciation and amortization	2,747	851	1,146
Distribution expenses	2,000	1,180	1,240
Taxes other than payroll and income taxes	210	119	127
Restructuring charges, net	626	103	65
Impairment of goodwill	2,467	—	—
Net (gains) losses on sales and impairments of businesses	(25)	—	—
Net (gains) losses on sales and impairments of assets	(70)	(59)	—
Interest expense, net	372	214	230
Non-operating pension (income) expense	(12)	(42)	54
EARNINGS (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY EARNINGS (LOSSES)	(3,368)	369	402
Income tax provision (benefit)	(533)	(361)	68
Equity earnings (loss), net of taxes	(3)	(5)	(21)
EARNINGS (LOSS) FROM CONTINUING OPERATIONS	(2,838)	725	313
Discontinued operations, net of taxes	(678)	(168)	(25)
NET EARNINGS (LOSS)	(3,516)	557	288
BASIC EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(5.61)	$2.09	$0.90
Discontinued operations	(1.34)	(0.49)	(0.07)
Net earnings (loss)	$(6.95)	$1.60	$0.83
DILUTED EARNINGS (LOSS) PER SHARE
Earnings (loss) from continuing operations	$(5.61)	$2.05	$0.89
Discontinued operations	(1.34)	(0.48)	(0.07)
Net earnings (loss)	$(6.95)	$1.57	$0.82
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

In millions for the years ended December 31	2025	2024	2023
NET EARNINGS (LOSS)	$(3,516)	$557	$288
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Amortization of pension and postretirement prior service costs and net loss:
U.S. plans (less tax of $24, $22 and $29)	75	69	87
Non-U.S. plans (less tax of $0, $0 and $0)	—	—	(1)
Pension and postretirement liability adjustments:
U.S. plans (less tax of $46, $(33) and $(56))	142	(102)	(170)
Non-U.S. plans (less tax of $(1), $(1) and $0)	(4)	(3)	3
Change in cumulative foreign currency translation adjustment (less tax of $0, $0 and $0)	1,032	(121)	441
Net gains/(losses) on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives (less tax of $16, $0, and $0)	(69)	—	—
Reclassification adjustment for (gains) losses included in net earnings (losses) (less tax of $5, $0, and $0)	18	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,194	(157)	360
COMPREHENSIVE INCOME (LOSS)	$(2,322)	$400	$648
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

In millions, except per share amounts, at December 31	2025	2024
ASSETS
Current Assets
Cash and temporary investments	$1,145	$1,062
Accounts and notes receivable (less allowances of $70 in 2025 and $30 in 2024)	3,791	2,402
Contract assets	635	362
Assets held for sale	1,800	1,016
Inventories	2,012	1,486
Other current assets	723	96
Total Current Assets	10,106	6,424
Plants, Properties and Equipment, net	14,443	7,916
Goodwill	5,326	3,038
Intangibles, net	4,043	72
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,349	2,331
Right of Use Assets	697	402
Overfunded Pension Plan Assets	486	93
Long-Term Assets Held For Sale	—	1,876
Deferred Charges and Other Assets	514	648
TOTAL ASSETS	$37,964	$22,800
LIABILITIES AND EQUITY
Current Liabilities
Notes payable and current maturities of long-term debt	$992	$191
Accounts payable	3,902	2,110
Accrued payroll and benefits	834	680
Liabilities held for sale	502	344
Other current liabilities	1,669	933
Total Current Liabilities	7,899	4,258
Long-Term Debt	8,839	5,362
Deferred Income Taxes	1,898	1,028
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,127	2,120
Long-Term Lease Obligations	486	269
Underfunded Pension Benefit Obligations	316	232
Postretirement and Postemployment Benefit Obligation	133	133
Long-Term Liabilities Held For Sale	—	125
Other Liabilities	1,439	1,100
Commitments and Contingent Liabilities (Note 14)
Equity
Common stock $1 par value, 2025 - 627.0 shares and 2024 - 448.9 shares	627	449
Paid-in capital	14,414	4,732
Retained earnings	4,885	9,393
Accumulated other comprehensive loss	(528)	(1,722)
	19,398	12,852
Less: Common stock held in treasury, at cost, 2025 – 99.0 shares and 2024 – 101.5 shares	4,571	4,679
Total Equity	14,827	8,173
TOTAL LIABILITIES AND EQUITY	$37,964	$22,800
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

In millions for the years ended December 31	2025	2024	2023
OPERATING ACTIVITIES
Net earnings (loss)	$(3,516)	$557	$288
Depreciation and amortization	2,882	1,305	1,432
Deferred income tax provision (benefit), net	(855)	(473)	(156)
Restructuring charges, net	618	221	99
Impairment of goodwill	2,467	—	—
Net (gains) losses on sales and impairments of businesses	1,045	—	—
Net (gains) losses on sales and impairments of assets	(70)	(58)	—
Net (gains) losses on sales and impairments of equity method investments	—	—	153
Periodic pension (income) expense, net	39	1	94
Equity method dividends received	—	—	13
Other, net	(78)	135	(88)
Changes in operating assets and liabilities
Accounts and notes receivable	91	59	255
Contract assets	(21)	36	48
Inventories	158	12	73
Accounts payable and other liabilities	(1,027)	(140)	(402)
Interest payable	22	16	(19)
Other	(57)	7	43
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	1,698	1,678	1,833
INVESTMENT ACTIVITIES
Capital expenditures	(1,857)	(921)	(1,141)
Acquisitions, net of cash acquired	414	—	—
Proceeds from divestitures, net of transaction costs	141	—	—
Proceeds from sales of equity method investments, net of transaction costs	—	—	472
Proceeds from sale of fixed assets	218	91	4
Proceeds from insurance recoveries	28	25	—
Other	32	(3)	(3)
CASH PROVIDED BY (USED FOR) INVESTMENT ACTIVITIES	(1,024)	(808)	(668)
FINANCING ACTIVITIES
Issuance of debt	409	102	783
Reduction of debt	(255)	(141)	(780)
Change in book overdrafts	181	(69)	(8)
Repurchases of common stock and payments of restricted stock tax withholding	(65)	(23)	(218)
Dividends paid	(977)	(643)	(642)
Other	(1)	(1)	(1)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(708)	(775)	(866)
Effect of Exchange Rate Changes on Cash	25	(38)	10
Change in Cash and Temporary Investments	(9)	57	309
Cash and Temporary Investments
Beginning of the period	1,170	1,113	804
End of the period	$1,161	$1,170	$1,113

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

In millions	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
BALANCE, JANUARY 1, 2023	$449	$4,725	$9,855	$(1,925)	$4,607	$8,497
Issuance of stock for various plans, net	—	5	—	—	(77)	82
Repurchase of stock	—	—	—	—	220	(220)
Dividends ($1.850 per share)	—	—	(652)	—	—	(652)
Comprehensive income (loss)	—	—	288	360	—	648
BALANCE, DECEMBER 31, 2023	449	4,730	9,491	(1,565)	4,750	8,355
Issuance of stock for various plans, net	—	2	—	—	(94)	96
Repurchase of stock	—	—	—	—	23	(23)
Dividends ($1.850 per share)	—	—	(655)	—	—	(655)
Comprehensive income (loss)	—	—	557	(157)	—	400
BALANCE, DECEMBER 31, 2024	449	4,732	9,393	(1,722)	4,679	8,173
Issuance of stock for various plans, net	—	(49)	—	—	(173)	124
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	65	(65)
Dividends ($1.850 per share)	—	—	(992)	—	—	(992)
Comprehensive income (loss)	—	—	(3,516)	1,194	—	(2,322)
BALANCE, DECEMBER 31, 2025	$627	$14,414	$4,885	$(528)	$4,571	$14,827
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS
International Paper (the "Company") is a global producer of renewable fiber-based packaging products with primary markets and manufacturing operations in North America and Europe and additional markets and manufacturing operations in Latin America and North Africa. Substantially all of our businesses have experienced, and are likely to continue to experience, cycles relating to available industry capacity and general economic conditions.
FINANCIAL STATEMENTS
These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States that require the use of management’s estimates. Actual results could differ from management’s estimates. Certain amounts from prior year have been reclassified to conform with the current year financial statement presentation.
DS Smith
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
See Note 7 for further details regarding the DS Smith acquisition and Note 21 for further details regarding business segments.
Global Cellulose Fibers Discontinued Operations
Following the announcement on August 21, 2025 of a definitive agreement to sell the Global Cellulose Fibers (GCF)
business, the GCF business is no longer a reportable segment and all current and historical operating results of the
GCF business are presented as Discontinued Operations, net of taxes, in the consolidated statements of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as
Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held
For Sale in the accompanying consolidated balance sheets. See Note 8 for further details regarding the Global
Cellulose Fibers business and discontinued operations.
DISCONTINUED OPERATIONS
A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2)
the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued
operation), less applicable income taxes (benefit), as a separate component in the consolidated statements of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheets. The Company recorded discontinued operations for the years ended December 31, 2025, 2024 and 2023 in connection with the sale of its
Global Cellulose Fibers business and for the year ended December 31, 2023 in connection with the sale of its equity method investment in Ilim. See Note 8 and Note 11 for further details.

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
BUSINESS COMBINATIONS
The Company allocates the total consideration of the assets acquired and liabilities assumed based on their estimated fair value as of the business combination date. In developing estimates of fair values for long-lived assets, including identifiable intangible assets, the Company utilizes a variety of inputs including forecasted cash flows, anticipated growth rates, discount rates, customer attrition rates, estimated replacement costs and depreciation and obsolescence factors. Determining the fair value for specifically identified intangible assets such as customer relationships and lists and developed technology involves judgment. We may refine our estimates and make adjustments to the assets acquired and liabilities assumed over a measurement period, not to exceed one year. Upon the conclusion of the measurement period or the final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are charged to the consolidated statements of operations. Subsequent actual results of the underlying business activity supporting the specifically identified intangible assets could change, requiring us to record impairment charges or adjust their economic lives in future periods. See Note 7 for further details.
RESTRUCTURING LIABILITIES AND COSTS
For operations to be closed or restructured, a liability and related expense is recorded when a present obligation exists and the amount of the obligation can be reasonably estimated. For termination costs associated with employees covered by a written or substantive plan, a liability is recorded when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated. For termination costs associated with employees not covered by a written and broadly communicated policy covering involuntary termination benefits (severance plan), a liability is recorded for costs to terminate employees (one-time termination benefits) when the termination plan has been approved and committed to by management, the employees to be terminated have been identified, the termination plan benefit terms are communicated, the employees identified in the plan have been notified and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The timing and amount of an accrual is dependent upon the type of benefits granted, the timing of communication and other provisions that may be provided in the benefit plan. The accounting for each termination is evaluated individually. See Note 6 for further details.
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
INVENTORIES
Inventories include all costs directly associated with manufacturing products: materials, labor, and manufacturing overhead. In the United States, costs of raw materials and finished paper products are generally determined using the last-in, first-out method. These inventories are measured at the lower of cost or market. Other inventories are valued using the first-in, first-out or average cost methods. These inventories are measured at the lower of cost or net realizable value. See Note 9 for further details.
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
PLANTS, PROPERTIES AND EQUIPMENT
Plants, properties and equipment, net are stated at cost, less accumulated depreciation. Expenditures for betterments are capitalized, whereas normal repairs and maintenance are expensed as incurred. Depreciation for the majority of paper mills, as well as other plants and equipment, is calculated using the straight‑line method and depreciation for certain paper mills is based on the units‑of‑production method. If a decision is made to abandon plants, properties or equipment before the end of its useful life, depreciation expense is revised to reflect the shortened useful life. See Note 9 for further details.

GOODWILL
Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not, that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.
The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company is required to perform the quantitative goodwill impairment test. In performing this evaluation, the Company estimates the fair value of its reporting unit using a weighted approach based on discounted future cash flows and market multiples. The determination of fair value using the discounted cash flow approach requires management to make significant estimates and assumptions related to forecasts of future revenues, operating margins and discount rates. The determination of fair value using market multiples requires management to make significant assumptions related to adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
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
International Paper records its global tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering technical merits of the position based on specific tax regulations and facts of each matter. Changes to recorded liabilities are only made when an identifiable event occurs that changes the likely outcome, such as settlement with the relevant tax authority, the expiration of statutes of limitation for the subject tax year, change in tax laws, or recent court cases that are relevant to the matter. Accrued interest related to these uncertain tax positions is recorded in our consolidated statements of operations in Interest expense, net.
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

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Significant judgment is required in assessing the need for and magnitude of appropriate valuation allowances against deferred tax assets. This assessment is completed by tax jurisdiction and relies on both positive and negative evidence available, with significant weight placed on recent financial results. Cumulative reported pre-
tax income is considered objectively verifiable positive evidence of our ability to generate positive pre-tax income in the future. In accordance with GAAP, when there is a recent history of pre-tax losses, there is little or no weight placed on forecasts for purposes of assessing the recoverability of our deferred tax assets. When necessary, we use systematic and logical methods to estimate when deferred tax liabilities will reverse and generate taxable income and when deferred tax assets will reverse and generate tax deductions. Assumptions, judgment, and the use of estimates are required when scheduling the reversal of deferred tax assets and liabilities, and the exercise is inherently complex and subjective. The realization of these assets is dependent on generating future taxable income, as well as successful implementation of various tax planning strategies.
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
DERIVATIVES AND HEDGING
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
ASC 815 requires entities to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedge accounting relationship and, further, on the type of hedge accounting relationship. The cash flows related to derivatives and hedges are classified in the same category as the underlying transaction.
For those derivative or nonderivative instruments that are designated and qualify as hedging instruments under ASC
815, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a net investment hedge.
Gains or losses on cash flow hedges are deferred as a component of AOCL and are reclassified into earnings at the time the hedged item affects earnings, presented in the same income statement line item as the underlying hedged item (i.e., in “cost of products sold” when the hedged transactions are commodity cash flows associated with energy purchases to facilitate operations). If it becomes probable that a forecasted transaction will not occur, previously deferred gains and losses related to those forecasted transactions would be recognized in earnings in the current period.
Gains and losses on net investment hedges are recorded in the cumulative translation adjustment component of
AOCL, offsetting the translation adjustment of the net investment being hedged. Any deferred gains or losses previously recorded in the cumulative translation adjustment component of AOCL will remain in AOCL until the hedged net investment is sold or substantially liquidated, at which time the cumulative deferred gains or losses are reclassified into earnings as a component of gain or loss on the sale of the hedged net investment.
To qualify for hedge accounting, a specified level of hedge effectiveness between the hedging instrument and the item being hedged must be achieved at inception and maintained throughout the hedged period. We formally document our risk management objectives, our strategies for undertaking the hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and the method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions. Our designated derivative contracts include commodity swap contracts and forward contracts. Commodity swap contracts effectively modify the Company’s exposure to changes in natural gas and electricity prices by allowing the Company to purchase energy on a fixed-
rate basis. Forward contracts effectively modify the Company’s exposure to fluctuations in the cost of carbon credits by allowing the Company to purchase carbon credits on a fixed-rate basis. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate amounts over the life of the agreements. See Note 17 for further details.
TRANSLATION OF FINANCIAL STATEMENTS
Balance sheets of non-U.S. dollar functional currency entities are translated into U.S. dollars at year-end exchange rates, while statements of operations are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in Accumulated other comprehensive income (loss).
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Income Taxes
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax
Disclosures." This guidance requires companies to enhance income tax disclosures, particularly around rate reconciliations and income taxes paid information. This guidance is effective for annual reporting periods beginning after December 15, 2024. The Company adopted this guidance on a prospective basis effective January 1, 2025 -
see Note 13 - Income Taxes for impacts to the related disclosures.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Government Grants
In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government
Grants Received by Business Entities." This guidance establishes accounting for government grants received by a business including guidance for grants related to assets and grants related to income. This guidance is effective for annual reporting periods beginning after December 15, 2028 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
Derivatives and Hedging
In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting
Improvements." This guidance includes changes to more closely align hedge accounting with the economics of an entity's risk management activities. This guidance is effective for annual reporting periods beginning after December

15, 2026 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.
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
NOTE 3 REVENUE RECOGNITION
DISAGGREGATED REVENUE

	2025
Reportable Segments	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$14,431	$—	$8	$14,439
EMEA	—	8,451	—	8,451
Pacific Rim and Asia	31	—	—	31
Americas, other than U.S.	713	—	—	713
Total	$15,175	$8,451	$8	$23,634
(a)  Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2024
Reportable Segments	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,500	$—	$186	$13,686
EMEA	—	1,355	—	1,355
Pacific Rim and Asia	63	—	1	64
Americas, other than U.S.	730	—	—	730
Total	$14,293	$1,355	$187	$15,835
(a)  Net sales are attributed to countries based on the location of the reportable segment making the sale.

	2023
Reportable Segments	Packaging Solutions North America	Packaging Solutions EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$13,435	$—	$342	$13,777
EMEA	—	1,398	—	1,398
Pacific Rim and Asia	37	—	—	37
Americas, other than U.S.	821	—	—	821
Total	$14,293	$1,398	$342	$16,033
(a)  Net sales are attributed to countries based on the location of the reportable segment making the sale.
REVENUE CONTRACT BALANCES
A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.
A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $18 million and $30 million are included in Other current liabilities in the accompanying consolidated balance sheet as of December 31, 2025 and 2024, respectively.
The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods which we have an unconditional right to payment or receive prepayment from the customer, respectively.
PERFORMANCE OBLIGATIONS AND SIGNIFICANT JUDGMENTS
International Paper's principal business is to manufacture and sell fiber-based packaging goods. As a general rule, none of our businesses provide equipment installation or other ancillary services outside of producing and shipping packaging products to customers.
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

NOTE 4 EARNINGS PER SHARE ATTRIBUTABLE TO INTERNATIONAL PAPER COMPANY COMMON
SHAREHOLDERS
Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed assuming that all potentially dilutive securities were converted into common shares.
There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings
(loss) per share.
A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

In millions, except per share amounts	2025	2024	2023
Earnings (loss) from continuing operations	$(2,838)	$725	$313
Weighted average common shares outstanding	505.7	347.2	346.9
Effect of dilutive securities (a)
Restricted performance share plan	—	7.0	2.2
Weighted average common shares outstanding – assuming dilution	505.7	354.2	349.1
Basic earnings (loss) per share from continuing operations	$(5.61)	$2.09	$0.90
Diluted earnings (loss) per share from continuing operations	$(5.61)	$2.05	$0.89
(a) 4.5 million of securities were anti-dilutive for 2025 and were not included in the table.
NOTE 5 OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, reported in the consolidated financial statements for the years ended December 31:

In millions	2025	2024	2023
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,312)	$(1,276)	$(1,195)
Other comprehensive income (loss) before reclassifications	138	(105)	(167)
Amounts reclassified from accumulated other comprehensive loss	75	69	86
Balance at end of period	(1,099)	(1,312)	(1,276)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	(402)	(281)	(722)
Other comprehensive income (loss) before reclassifications	1,032	(121)	(76)
Amounts reclassified from accumulated other comprehensive loss	—	—	517
Balance at end of period	630	(402)	(281)
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(8)	(8)	(8)
Other comprehensive income (loss) before reclassifications	(69)	—	—
Amounts reclassified from accumulated other comprehensive loss	18	—	—
Balance at end of period	(59)	(8)	(8)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(528)	$(1,722)	$(1,565)

Reclassifications out of AOCL for the three years ended December 31 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss				Location of Amount Reclassified from AOCL
	2025	2024	2023
In millions
Defined benefit pension and postretirement items:
Prior-service costs	$(19)	$(13)	$(23)	(a)	Non-operating pension expense
Actuarial gains/(losses)	(80)	(78)	(92)	(a)	Non-operating pension expense
Total pre-tax amount	(99)	(91)	(115)
Tax (expense)/benefit	24	22	29
Net of tax	(75)	(69)	(86)
Change in cumulative foreign currency translation adjustments:
Business divestiture	—	—	(517)	(b)	Discontinued Operations, net of taxes
Tax (expense)/benefit	—	—	—
Net of tax	—	—	(517)
Net gains and losses on cash flow hedging derivatives:
Cash flow hedges- interest rate contracts	(1)	—	—		Interest expense, net
Cash flow hedges- commodity contracts	(22)	—	—		Cost of products sold
Total pre-tax amount	(23)	—	—
Tax (expense)/benefit	5	—	—
Net of tax	(18)	—	—
Total reclassifications for the period, net of tax	$(93)	$(69)	$(603)
(a)  These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note
19 - Retirement and Postretirement Plans for additional details).
(b) See Note 11 - Equity Method Investments for additional details for 2023 amounts.
NOTE 6 RESTRUCTURING CHARGES, NET
2025: During 2025, restructuring and other charges, net, totaling $626 million before taxes were recorded. The charges included:

In millions	2025
Red River mill closure costs (a)	$84
Savannah mill closure costs (b)	125
Riceboro mill closure costs (c)	96
Resource and asset realignment - PS EMEA (d)	262
Resource realignment - PS NA (e)	59
Total	$626
(a) Includes severance charges of $18 million, the majority of which have been paid, inventory charges of $26 million and other charges of $40 million for the year ended December 31, 2025. Inventory charges of $19 million are recorded in Inventories, severance charges of $5 million are recorded in Accrued payroll and benefits and other costs of $32 million are recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet as of December 31, 2025.
(b) Includes severance charges of $30 million, inventory charges of $38 million and other charges of $57 million for the year ended December 31,
2025. Severance charges of $12 million are recorded in Accrued payroll and benefits, $33 million of inventory charges are recorded in Inventories and other costs of $56 million are recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet as of
December 31, 2025. The remaining severance charges will be paid in 2026.
(c) Includes severance charges of $12 million, the majority of which have been paid, inventory charges of $29 million and other charges of $55 million for the year ended December 31, 2025. Severance charges of $4 million are recorded in Accrued payroll and benefits, inventory charges of $25 million are recorded in Inventories and other costs of $16 million are recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet as of December 31, 2025.

(d) Includes costs of $262 million for the year ended December 31, 2025 for PS EMEA. Severance charges of $137 million are recorded in
Accrued payroll and benefits and other costs of $83 million are recorded in Other current liabilities and Other Liabilities in the accompanying consolidated balance sheet as of December 31, 2025. The severance charges are expected to be paid within the next twelve months.
(e) Includes costs of $59 million for the year ended December 31, 2025 for PS NA. Severance charges of $47 million are recorded in Accrued payroll and benefits in the accompanying consolidated balance sheet as of December 31, 2025. The severance charges are expected to be paid within the next twelve months.
2024: During 2024, restructuring and other charges, net, totaling $103 million before taxes were recorded. The charges included:

In millions	2024
80/20 approach (a)	$103
(a) Severance and other costs related to the resource realignment component of our 80/20 approach. The severance charges are recorded in
Accrued payroll and benefits and Other Liabilities in the accompanying consolidated balance sheet. The majority of these charges were paid in 2025.
2023: During 2023, restructuring and other charges, net, totaling $65 million before taxes were recorded. The charges included:

In millions	2023
Orange, Texas mill closure costs (a)	$81
Building a Better IP (b)	(16)
Total	$65
(a) Includes $25 million of severance charges, $30 million of inventory charges and $26 million of other costs associated with the closure of our containerboard mill in Orange, Texas. The majority of the severance charges were paid in 2024.
(b) Revision of severance estimates related to our Building a Better IP initiative.
NOTE 7 ACQUISITIONS
On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of
DS Smith, a leading provider of sustainable paper-based packaging solutions across Europe and North America.
This acquisition combines two complementary businesses to create a global leader in sustainable packaging solutions with industry leading positions in two geographies, Europe and North America. The acquisition is expected to enhance the efficiency of the Company's core operations in North America with the integration of DS Smith’s complementary U.S. business and strengthen the Company's capabilities to advance its strategy to be a truly global sustainable packaging solutions leader.
Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the
New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of 55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. Acquisition-related costs were
$96 million and $86 million for the years ended December 31, 2025 and December 31, 2024, respectively, and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying consolidated statements of operations. On February 4, 2025, the Company began trading the New
Company Common Stock and continues to be listed on the New York Stock Exchange under the trading symbol "IP"
and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS
Smith's existing main office in London.
The Company is accounting for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the fair value assigned to assets and liabilities acquired as of January 31, 2025:

In millions	Preliminary	Adjustments (a)	Final
Cash and temporary investments	$448	$—	$448
Accounts and notes receivable	1,386	(85)	1,301
Contract assets	—	236	236
Inventories	852	(226)	626
Other current assets	147	164	311
Plants, properties and equipment	6,429	278	6,707
Intangibles	4,327	(412)	3,915
Goodwill	4,048	287	4,335
Overfunded pension plan assets	79	—	79
Right of use assets	257	13	270
Deferred charges and other assets	56	28	84
Total assets acquired	18,029	283	18,312
Notes payable and current maturities of long- term debt	60	58	118
Accounts payable	1,654	6	1,660
Accrued payroll and benefits	240	(8)	232
Other current liabilities	608	175	783
Long-term debt	3,634	(63)	3,571
Deferred income taxes	1,520	(7)	1,513
Underfunded pension benefit obligation	78	(7)	71
Long-term lease obligations	177	22	199
Other liabilities	149	107	256
Total liabilities assumed	8,120	283	8,403
Net assets acquired	$9,909	$—	$9,909
(a) Revisions to the preliminary purchase price allocation were made as the Company refined its initial estimates within the adjustment period.
These adjustments were not driven by events or changes that occurred after the acquisition date.
The fair value assigned to the assets and liabilities acquired above were measured using Level 2 and Level 3 inputs, which are further defined in Note 1. The estimated fair value of inventory was determined using the
Comparative Sales and Replacement Cost methods. Fair value estimates related to the trade name and patents identified intangible assets were determined using the Relief from Royalty method. The fair value estimates related to customer relationships and lists identified intangible assets were determined using the Multi-Period Excess
Earnings method. The plants, properties and equipment, specifically the machinery and equipment and buildings and improvements, were valued using either the indirect or direct methods of the Cost Approach, while the land was valued using the Sales Comparison Approach. The allocation of the consideration transferred to the assets acquired and liabilities assumed has been finalized. Goodwill is not deductible for local income tax purposes and is primarily related to the value of new customers through expansion opportunities not reflected in the fair value of the existing customers relationships and the value of the intellectual property beyond selected life for trade names.
Since acquisition, Net sales of $7.9 billion and Net earnings (loss) of $(3.5) billion have been included in the
Company's consolidated statement of operations for the year ended December 31, 2025.

The identifiable intangible assets acquired in connection with the acquisition of DS Smith included the following:

In millions	Estimated Fair Value	Average Useful Life
Customer relationships and lists	$3,434	19 years
Tradenames	363	15 years
Software (a)	90	3 - 5 years
Other (b)	28	10 years
Total	$3,915
(a) Of this balance, $57 million has been placed in service and $33 million is in development.
(b) Includes $10 million of intangible assets with indefinite lives.
Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

	Year Ended
In millions	2025 (Unaudited)	2024 (Unaudited)
Net Sales	$24,369	$24,298
Net Earnings (Loss)	(3,541)	198
The unaudited pro forma information for the twelve months ended December 31, 2025 includes additional amortization expense on identifiable intangible assets of $16 million and additional depreciation expense on identifiable fixed assets of $28 million and excludes the write-off of the estimated fair value of inventory of $30 million and the non-recurring integration costs associated with the acquisition of $113 million.
The unaudited pro forma information for the twelve months ended December 31, 2024 includes additional amortization expense on identifiable intangible assets of $192 million, additional depreciation expense on identifiable fixed assets of $336 million, incremental expense of $30 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $113 million.
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
In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International
Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and
Bilbao (Spain). On June 30, 2025, the Company completed the sale of these locations to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash. In conjunction with the completed sale, the Company recorded a net gain of $46 million for the year ended December 31, 2025, which is included in Net (gains) losses on sales and impairments of businesses in the accompanying consolidated statement of operations.
NOTE 8 - DIVESTITURE
On January 23, 2026, the Company completed the previously announced sale of its Global Cellulose Fibers business to AIP for $1.5 billion, including the issuance of preferred stock with an aggregate initial liquidation preference of $190 million. The fair value of the preferred stock is estimated using an income approach, which is classified as Level 2 within the fair value hierarchy. The fair value is calculated as the probability-weighted present value over all future modelled payoffs.
In conjunction with this previous announcement and subsequent sale, the Company recorded a net pre-tax charge of $1.07 billion ($805 million after taxes) for the year ended December 31, 2025 related to the impairment of the

Global Cellulose Fibers business. This non-cash charge is included in Discontinued Operations, net of taxes in the accompanying consolidated statements of operations.
All current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued
Operations, net of taxes, in the consolidated statements of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying consolidated balance sheets.
The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and
Equity Earnings reconciled to Discontinued Operations, net of taxes, related to the Global Cellulose Fibers business for all current and prior periods presented in the consolidated statements of operations:

	Twelve Months Ended December 31,
In millions	2025	2024	2023
Net Sales	$2,470	$2,783	$2,883
Costs and Expenses
Cost of products sold	1,724	1,978	2,117
Selling and administrative expenses	187	136	102
Depreciation and amortization	135	454	286
Distribution expenses	250	295	336
Taxes other than payroll and income taxes	27	28	27
Restructuring charges, net	(8)	118	34
Net loss on impairment of business	1,070	—	—
Interest expense, net	(2)	(4)	2
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	(913)	(222)	(21)
Income tax provision (benefit)	(235)	(54)	(10)
Discontinued Operations, Net of Taxes	$(678)	$(168)	$(11)
The following summarizes the major classes of assets and liabilities of the Global Cellulose Fibers business and reconciled to Assets held for sale and Liabilities held for sale as of December 31, 2025 in the accompanying consolidated balance sheet:

In millions	December 31, 2025
Cash and temporary investments	$10
Accounts and notes receivable, net	537
Contract assets	38
Inventories	270
Other current assets	15
Plants, Properties and Equipment	1,761
Right of Use Assets	36
Deferred Charges and Other Assets	116
2,783
Impairment Charge	(1,070)
Assets held for sale	1,713
Notes payable and current maturities of long-term debt	2
Accounts payable	239
Accrued payroll and benefits	68
Other current liabilities	60
Long-Term Debt	4
Deferred Income Taxes	42
Long-Term Lease Obligations	19
Other Liabilities	63
Liabilities held for sale	$497
The impairment charge represents the adjustment to reduce the carrying value of the disposal group to the fair value of the disposal group, defined as the sale price less estimated selling costs, which are Level 2 inputs.
The following summarizes the major classes of assets and liabilities of the Global Cellulose Fibers business and reconciled to Assets held for sale, Long-Term Assets Held For Sale, Liabilities held for sale and Long-Term
Liabilities Held For Sale as of December 31, 2024 in the accompanying consolidated balance sheet:

In millions	December 31, 2024
Cash and temporary investments	$109
Accounts and notes receivable, net	564
Contract assets	35
Inventories	298
Other current assets	10
Assets held for sale	1,016
Plants, Properties and Equipment	1,742
Right of Use Assets	31
Deferred Charges and Other Assets	103
Long-Term Assets Held For Sale	1,876
Notes payable and current maturities of long-term debt	2
Accounts payable	205
Accrued payroll and benefits	69
Other current liabilities	68
Liabilities held for sale	344
Long-Term Debt	6
Deferred Income Taxes	44
Long-Term Lease Obligations	24
Other Liabilities	51
Long-Term Liabilities Held For Sale	$125

The following summarizes the cash provided by (used for) operations and cash provided by (used for) investment activities related to the Global Cellulose Fibers business and included in the consolidated statements of cash flows:

In millions for the years ended December 31	2025	2024	2023
Cash Provided By (Used For) Operating Activities	$545	$375	$408
Cash Provided By (Used For) Investment Activities	(135)	(118)	(150)
NOTE 9 SUPPLEMENTARY FINANCIAL STATEMENT INFORMATION
TEMPORARY INVESTMENTS
Temporary investments totaled $477 million and $892 million at December 31, 2025 and 2024, respectively.
ACCOUNTS AND NOTES RECEIVABLE
Accounts and notes receivable, net, by classification were:

In millions at December 31	2025	2024
Accounts and notes receivable:
Trade (less allowances of $70 in 2025 and $30 in 2024)	$3,355	$2,150
Other	436	252
Total	$3,791	$2,402
As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.
INVENTORIES

In millions at December 31	2025	2024
Raw materials	$447	$160
Finished packaging products	792	767
Operating supplies	691	529
Other	82	30
Inventories	$2,012	$1,486
The last-in, first-out inventory method is used to value most of International Paper’s U.S. inventories. Approximately
56% of total raw materials and finished products inventories were valued using this method. The last-in, first-out inventory reserve was $327 million and $272 million at December 31, 2025 and 2024, respectively.
PLANTS, PROPERTIES AND EQUIPMENT

In millions at December 31	2025	2024
Packaging facilities	$31,861	$23,245
Other properties and equipment	932	1,015
Gross cost	32,793	24,260
Less: Accumulated depreciation	18,350	16,344
Plants, properties and equipment, net	$14,443	$7,916

Non-cash additions to plants, properties and equipment included within accounts payable were $240 million, $94 million and $132 million at December 31, 2025, 2024 and 2023, respectively.
Annual straight-line depreciable lives generally are, for buildings - 20 to 40 years, and for machinery and equipment
- 3 to 20 years. Depreciation expense was $2.5 billion, $831 million and $1.1 billion for the years ended
December 31, 2025, 2024 and 2023, respectively. Depreciation expense for the years ended December 31, 2025,
2024 and 2023 includes $958 million, $11 million and $347 million, respectively, of accelerated depreciation related to mill and plant closures and other 80/20 actions. Cost of products sold excludes depreciation and amortization expense.

ACCOUNTS PAYABLE
Under a supplier finance program, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding
180 days. The accounts payable balance included $368 million and $90 million of supplier finance program liabilities as of December 31, 2025 and 2024, respectively.
The following table presents supplier finance program obligations confirmed and paid for the years ended
December 31, 2025 and 2024:

In millions
Confirmed obligations outstanding at December 31, 2023	$90
Invoiced confirmed during the year	421
Confirmed invoices paid during the year	(421)
Confirmed obligations outstanding at December 31, 2024	90
Assumed as part of DS Acquisition	274
Invoiced confirmed during the year	1,382
Confirmed invoices paid during the year	(1,378)
Confirmed obligations outstanding at December 31, 2025	$368
INTEREST
Interest payments of $550 million, $437 million and $459 million were made during the years ended December 31,
2025, 2024 and 2023, respectively.
Amounts related to interest were as follows:

In millions	2025	2024	2023
Interest expense	$551	$432	$418
Interest income	179	218	188
Capitalized interest costs	28	21	22
ASSET RETIREMENT OBLIGATIONS
At December 31, 2025 and 2024, we had recorded liabilities of $193 million and $88 million, respectively, related to asset retirement obligations.
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
NOTE 10 LEASES
International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The
Company's leases have remaining lease terms of up to 28 years.

COMPONENTS OF LEASE EXPENSE

In millions	2025	2024	2023
Operating lease costs, net	$258	$172	$168
Variable lease costs	50	51	37
Short-term lease costs, net	112	61	56
Finance lease cost
Amortization of lease assets	15	9	9
Interest on lease liabilities	3	2	2
Total lease cost, net	$438	$295	$272
SUPPLEMENTAL BALANCE SHEET INFORMATION RELATED TO LEASES

In millions	Classification	2025	2024
Assets
Operating lease assets	Right of use assets	$697	$402
Finance lease assets	Plants, properties and equipment, net (a)	70	31
Total leased assets		$767	$433
Liabilities
Current
Operating	Other current liabilities	$221	$144
Finance	Notes payable and current maturities of long-term debt	17	9
Noncurrent
Operating	Long-term lease obligations	486	269
Finance	Long-term debt	54	31
Total lease liabilities		$778	$453
(a)  Finance leases are recorded net of accumulated amortization of $69 million and $59 million at December 31, 2025 and 2024, respectively.
LEASE TERM AND DISCOUNT RATE

In millions	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.8	3.6
Finance leases	6.0	7.2
Weighted average discount rate
Operating leases	4.23%	4.34%
Finance leases	4.19%	4.93%
SUPPLEMENTAL CASH FLOW INFORMATION RELATED TO LEASES

In millions	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$296	$202	$180
Operating cash flows related to financing leases	5	3	3
Financing cash flows related to finance leases	19	9	13

Right of use assets obtained in exchange for lease liabilities
Operating leases	582	185	216
Finance leases	35	6	12

MATURITY OF LEASE LIABILITIES

In millions	Operating Leases	Financing Leases	Total
2026	$245	$20	$265
2027	190	25	215
2028	124	12	136
2029	72	10	82
2030	46	4	50
Thereafter	100	12	112
Total lease payments	777	83	860
Less imputed interest	70	12	82
Present value of lease liabilities	$707	$71	$778
NOTE 11 EQUITY METHOD INVESTMENTS
The Company accounted for the following investment under the equity method of accounting.
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
The Company reclassified currency translation adjustments in AOCL of $517 million to the investment at the completion of the transaction.
All historical results of the Ilim investment are presented as Discontinued Operations, net of taxes in the consolidated statement of operations.
The following summarizes the items comprising Equity Earnings, Impairment Charges, Tax Expense (Benefit),
Discontinued Operations and Dividends related to the sale of our equity interest in Ilim:

In millions	Equity Earnings	Impairment Charges	Tax Expense (Benefit)	Discontinued Operations, net of taxes (a)	Dividends
Year Ended December 31, 2023	$112	$135	$(9)	$(14)	$13
(a)Discontinued operations, net of taxes is Equity Earnings less Impairment Charges and Tax Expense (Benefit).
The Company's remaining equity method investments are not material.
NOTE 12 GOODWILL AND OTHER INTANGIBLES
GOODWILL
The following table presents changes in the goodwill balances as allocated to each reportable business segment for the years ended December 31, 2025 and 2024:

In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Balance as of December 31, 2023
Goodwill	$3,337	$76	$3,413
Accumulated impairment losses	(296)	(76)	(372)
	3,041	—	3,041
Currency translation	(3)	—	(3)
Balance as of December 31, 2024
Goodwill	3,334	76	3,410
Accumulated impairment losses	(296)	(76)	(372)
	3,038	—	3,038
Goodwill additions (a)	873	3,462	4,335
Goodwill reductions (b)	—	(2,467)	(2,467)
Currency translation	(2)	422	420
Balance as of December 31, 2025
Goodwill	3,968	3,960	7,928
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	$3,909	$1,417	$5,326
    (a) Reflects the acquisition of DS Smith. See Note 7 - Acquisitions for further details.
(b) Reflects PS EMEA Impairment losses and PS NA write-offs of previously impaired goodwill of $237 million and accumulated impairment losses of $(237) million.
The Company completed its annual goodwill impairment testing for the Packaging Solutions North America (PS NA)
and Packaging Solutions EMEA (PS EMEA) reporting units as of October 1, 2025. Based on this assessment, no impairment was identified for either reporting unit.
During the fourth quarter of 2025, the Company identified a triggering event as part of its annual strategic review, driven by updated macroeconomic and industry outlooks, as well as the Company’s evaluation of a potential separation into two independent, publicly traded companies. In response, the Company performed a quantitative goodwill impairment test for the PS NA and PS EMEA reporting units, comparing each reporting unit’s carrying value to its estimated fair value.
Estimated fair values were determined using discounted future cash flows and market multiples, which use inputs that are classified within Level 2 and Level 3 of the fair value hierarchy. The discounted cash flow approach requires significant management judgments, including assumptions related to forecasts of future revenues, operating margins and discount rates. The market‑multiple approach similarly requires significant assumptions regarding adjusted EBITDA multiples.
The quantitative impairment test concluded that the carrying amount of the PS EMEA reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately
$2.47 billion, which is reflected in Impairment of goodwill in the accompanying consolidated statement of operations.
The carrying amount of the PS NA reporting unit did not exceed its estimated fair value, and no impairment was recorded for that reporting unit.

OTHER INTANGIBLES
Identifiable intangible assets are recorded in Deferred Charges and Other Assets in the accompanying consolidated balance sheets and comprised the following:

	2025				2024
In millions at December 31	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets		Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,063	$535	$3,528		$394	$329	$65
Trade names	398	21	377		—	—	—
Software	142	39	103	(a)	12	12	—
Other	102	67	35		68	61	7
Total	$4,705	$662	$4,043		$474	$402	$72
(a) Of this balance, $76 million has been placed in service and $27 million is in development.
The Company recognized the following amounts as amortization expense related to intangible assets:

In millions	2025	2024	2023
Amortization expense related to intangible assets	$259	$25	$25
Based on current intangibles subject to amortization, estimated amortization expense for each of the succeeding years is as follows:

In millions	Amortization Expense
2026	$286
2027	267
2028	263
2029	237
2030	232
Thereafter	2,737
Total	$4,022
NOTE 13 INCOME TAXES
The components of International Paper’s earnings from continuing operations before income taxes and equity earnings by taxing jurisdiction were as follows:

In millions	2025	2024	2023
Earnings (loss)
U.S.	$(224)	$127	$203
Non-U.S.	(3,144)	242	199
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	$(3,368)	$369	$402
The provision (benefit) for income taxes from continuing operations (excluding noncontrolling interests) by taxing jurisdiction was as follows:

In millions	2025	2024	2023
Current tax provision (benefit)
U.S. federal	$(13)	$(71)	$132
U.S. state and local	3	26	10
Non-U.S.	92	42	36
	$82	$(3)	$178
Deferred tax provision (benefit)
U.S. federal	$(352)	$(252)	$(125)
U.S. state and local	(65)	(92)	12
Non-U.S.	(198)	(14)	3
	$(615)	$(358)	$(110)
Income tax provision (benefit)	$(533)	$(361)	$68
The Company’s deferred income tax provision (benefit) includes a $(1) million benefit, a $1 million expense and a
$(6) million benefit for 2025, 2024 and 2023, respectively, for the effect of various changes in non-U.S. and U.S.
state tax rates.
In 2025, International Paper made income tax payments (net of refunds) of $161 million, consisting of $39 million of
U.S. Federal tax payments, $13 million of U.S. state and local income tax payments and $109 million of non-U.S.
tax payments. Of these amounts, income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid
(net of refunds) in the following jurisdictions:

In millions	Income Tax Payments (Net of Refunds)
Germany	$18
Ireland	13
Italy	9
Mexico	25
Morocco	20
Spain	13
The Company made income tax payments, net of refunds, of $394 million and $340 million in 2024 and 2023, respectively.

The following table reconciles income tax expense using the statutory U.S. Federal income tax rate to the consolidated income tax provision and reported effective tax rate in 2025:

In millions	2025	Effective Income Tax Rate %
Earnings (loss) from continuing operations before income taxes and equity earnings	$(3,368)	n/a
Statutory U.S. income tax rate	21%	n/a
Tax expense (benefit) using statutory U.S. income tax rate	(707)	21%
State and local income taxes, net of federal income tax effect (a)	(39)	1%
Foreign tax effects:
Luxembourg:
NOL Expiration	134	(4)%
Non-Deductible Expenses	32	(1)%
Valuation Allowance	(140)	4%
Other	8	—%
Subtotal Luxembourg	34	(1)%
Portugal:
Other	(62)	2%
Subtotal Portugal	(62)	2%
United Kingdom:
Impact of rate differential on non-U.S. permanent differences and earnings	(54)	2%
Non-Deductible Expenses	558	(17)%
Non-Taxable Income	(2)	—%
Other Permanent Differences	11	—%
Other	9	—%
Subtotal United Kingdom	522	(15)%
Other Foreign Jurisdictions	56	(2)%
Total Foreign Tax Effects	550	(16)%
Effect of cross-border tax laws:
Outside basis difference	(570)	17%
U.S. tax on non-U.S. earnings (GILTI and Subpart F)	15	—%
Total Effect of Cross-Border Tax Laws	(555)	16%
Tax credits	(35)	1%
Valuation allowances	250	(7)%
Nontaxable or nondeductible items	(27)	1%
Worldwide changes in unrecognized tax benefits	32	(1)%
Other	(2)	—%
Income tax provision (benefit)	$(533)	16%
(a) State taxes in California, Georgia, Illinois, Louisiana, Mississippi, New Jersey, Tennessee, and Wisconsin made up the majority (greater than
50%) of the tax effect in this category.

The following table reconciles income tax expense using the statutory U.S. Federal income tax rate to the consolidated income tax provision and reported effective tax rate in 2024 and 2023:

In millions	2024	2023
Earnings (loss) from continuing operations before income taxes and equity earnings	$369	$402
Statutory U.S. income tax rate	21%	21%
Tax expense (benefit) using statutory U.S. income tax rate	77	84
State and local income taxes	(52)	8
Impact of rate differential on non-U.S. permanent differences and earnings	(23)	(6)
Non-taxable income	(4)	(2)
Non-deductible business expenses	20	7
Non-deductible compensation	8	7
Tax audits	—	(12)
Foreign derived intangible income deduction	—	2
US tax on non-U.S. earnings (GILTI and Subpart F)	32	(1)
Foreign tax credits	7	6
General business and other tax credits	(36)	(29)
Tax expense (benefit) on equity earnings	(1)	(4)
Legal entity restructuring expense (benefit)	(391)	4
Other, net	2	4
Income tax provision (benefit)	$(361)	$68
Effective income tax rate	(98)%	17%
The tax effects of significant temporary differences, representing deferred income tax assets and liabilities at
December 31, 2025 and 2024, were as follows:

In millions	2025	2024
Deferred income tax assets:
Postretirement benefit accruals	$69	$72
Pension obligations	—	63
Tax credits	191	183
Net operating and capital loss carryforwards	1,313	1,181
Compensation reserves	186	224
Lease obligations	177	112
Environmental reserves	143	131
Investments	3	4
Research and development expenditures	5	240
Outside basis difference	622	—
Other	466	203
Gross deferred income tax assets	$3,175	$2,413
Less: valuation allowance (a)	(1,535)	(1,201)
Net deferred income tax asset	$1,640	$1,212
Deferred income tax liabilities:
Intangibles	$(1,132)	$(133)
Right of use assets	(177)	(112)
Pension obligations	(26)	—
Plants, properties and equipment	(1,722)	(1,528)
Forestlands, related installment sales, and investment in subsidiary	(487)	(486)
Gross deferred income tax liabilities	$(3,544)	$(2,259)
Net deferred income tax liability (b)	$(1,904)	$(1,047)
(a)  The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was an increase of $334 million and an increase of $353 million, respectively.

(b)The net deferred income tax liability for the years ended December 31, 2025 and 2024 includes net deferred tax liability of $42 million and
$44 million included in held for sale.
Deferred income tax assets and liabilities are recorded in the accompanying consolidated balance sheets under the captions Deferred charges and other assets and Deferred income taxes, respectively. The $487 million of deferred tax liabilities for forestlands, related installment sales, and investment in subsidiary is attributable to a 2007 Temple-
Inland installment sale of forestlands (see Note 15 - Variable Interest Entities).
During 2025, the Company incurred a $2.47 billion impairment charge related to the PS EMEA business segment.
The impairment charge results in a deferred tax asset related to the investment in its PS EMEA subsidiaries. The
Company intends to realize a portion of this deferred tax asset in 2026 for which a capital loss will be recognized for
U.S. federal and state income tax purposes. A valuation allowance is recognized on the deferred tax asset to the extent the capital loss exceeds anticipated future capital gains. This results in the recognition of a net tax benefit of
$271 million.
During 2024, the Company completed an internal legal entity restructuring for which a capital loss was recognized for U.S. federal and state income tax purposes resulting in a tax benefit of $401 million. The Company intends to carry back a portion of the loss to prior years and has set up a receivable in the amount of $265 million. The remaining capital loss will be carried forward to offset future capital gains, and, as such, the Company recorded a deferred tax asset in the amount of $136 million for the year ended December 31, 2025.
A reconciliation of the beginning and ending amount of unrecognized tax benefits recorded in Other Liabilities in the accompanying consolidated balance sheet for the years ended December 31, 2025, 2024 and 2023 is as follows:

In millions	2025	2024	2023
Balance at January 1	$(204)	$(173)	$(177)
Assumed as part of DS Smith acquisition	(133)	—	—
(Additions) reductions for tax positions related to current year	(26)	(10)	(13)
(Additions) for tax positions related to prior years	(26)	(40)	(11)
Reductions for tax positions related to prior years	14	7	1
Settlements	4	4	17
Expiration of statutes of limitations	1	6	11
Currency translation adjustment	(14)	2	(1)
Balance at December 31	$(384)	$(204)	$(173)
If the Company were to prevail on the unrecognized tax benefits recorded, substantially all of the balances at
December 31, 2025, 2024 and 2023 would benefit the effective tax rate.
The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, are recognized as a component of income tax expense. The Company had approximately $92 million and
$50 million accrued for the payment of estimated interest and penalties associated with unrecognized tax benefits at
December 31, 2025 and 2024, respectively.
The Company is currently subject to audits in the United States and other taxing jurisdictions around the world.
Generally, tax years 2012 through 2024 remain open and subject to examination by the relevant tax authorities. The
Company frequently faces challenges regarding the amount of taxes due. These challenges include positions taken by the Company related to the timing, nature, and amount of deductions and the allocation of income among various tax jurisdictions.
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

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act (“OBBBA”). The OBBBA made significant tax law changes, including the extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the U.S. international tax framework and the reinstatement of favorable treatment for certain business-related deductions. The tax provisions of the OBBBA have staggered effective dates beginning in 2025 and extending through 2027. The OBBBA did not have a material impact on the Company’s income tax provision or effective tax rate for the year ended December 31, 2025.
The Company provides for foreign withholding taxes and any applicable U.S. state income taxes on earnings intended to be repatriated from non-U.S. subsidiaries, which we believe will be limited in the future to each year's current earnings. No provision for these taxes on undistributed earnings of non-U.S. subsidiaries as of
December 31, 2025 has been made, as these earnings are considered indefinitely invested. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted in a taxable manner is not practicable.
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

In millions	2025 Through 2034	2035 Through 2044	Indefinite	Total
U.S. federal and non-U.S. NOLs	$39	$483	$506	$1,028
State taxing jurisdiction NOLs (a)	20	31	—	51
U.S. federal NOL	—	—	70	70
U.S. federal, non-U.S. and state tax credit carryforwards (a)	85	10	96	191
U.S. federal and state capital loss carryforwards (a)	164	—	—	164
Total	$308	$524	$672	$1,504
Less: valuation allowance (a)	(82)	(499)	(494)	(1,075)
Total, net	$226	$25	$178	$429
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
Environmental
The Company has been named as a potentially responsible party ("PRP") in environmental remediation actions under various U.S. federal and state laws, including the Comprehensive Environmental Response, Compensation
and Liability Act of 1980, as amended ("CERCLA"). Many involve cleanup of hazardous substances at large commercial landfills that received waste from multiple sources. Liability for CERCLA cleanups is typically allocated among the PRPs. There are other remediation costs typically associated with the cleanup of hazardous substances at the Company’s current, closed and formerly-owned facilities, and recorded as liabilities in the consolidated balance sheets.
Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. Reserve amounts may decline as remediation spending occurs. International Paper’s estimated probable liability for these environmental matters, totaled approximately $270 million and $279 million in the aggregate as of December 31, 2025 and December 31, 2024, respectively.
Cass Lake: One matter involves a closed wood-treatment facility located in Cass Lake, Minnesota . The Company is performing remedial action ("RA") and continues to cooperate with the U.S. Environmental Protection Agency
(“EPA”) on the remaining remediation goals. The estimated liability for the Cass Lake superfund site was $47 million and $48 million as of December 31, 2025 and December 31, 2024, respectively.
Kalamazoo River: The Company is a PRP for the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund
Site in Michigan, related to polychlorinated biphenyls contamination linked in part to a paper mill formerly owned by
St. Regis Paper Company ("St. Regis"), to which the Company is a successor.
•Operable Unit 5, Area 1 (“OU5”): In 2016, the EPA issued a special notice letter and a unilateral administrative order ("UAO") directing PRPs to perform the remedy and seeking $37 million in reimbursement costs. The Company continues to comply with the UAO while preserving defenses.
•Operable Unit 1 ("OU1"): The EPA issued a Record of Decision (“ROD”) in 2016 and initiated RA activities in
2021. The Company received a UAO in 2022 and began performing the RA in 2023. Reserves of $27 million were established in 2022, increased by $27 million in 2024, and increased by $7 million in 2025 to account for the reasonably estimable costs for the next phases of the RA.
The total combined reserve for liabilities for OU5, Area 1 and OU1 was $20 million and $29 million as of
December 31, 2025 and December 31, 2024, respectively.
The Company, along with NCR Corporation and Weyerhauser, was named as a defendant by Georgia-Pacific
Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. The lawsuit seeks contribution under CERCLA for approximately $79 million in past cleanup costs and unspecified future remediation costs. Although a district court initially fixed the past cost amount at approximately $50 million (plus interest to be determined) with 15% of those past costs allocated to the Company, the Sixth Circuit Court of Appeals
(the "Sixth Circuit") ultimately found the lawsuit was time-barred. GP attempted further appeals, but the U.S.
Supreme Court declined review. GP later sought a ruling that all parties were jointly and severally liable for future costs. The District Court agreed, but on appeal the Sixth Circuit vacated that decision as well. The U.S. Supreme
Court denied GP’s petition for certiorari in October 2025, making the Sixth Circuit’s ruling final.
Harris County: International Paper and McGinnis Industrial Maintenance Corporation ("MIMC"), a subsidiary of
Waste Management, Inc. ("WMI"), are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County,
Texas. The PRPs actively participate in activities at the site and share costs.
The Company initially reserved $65 million for estimated remediation costs: (a) $10 million for the southern impoundment; and (b) $55 million for the northern impoundment. The reserve represented the Company's 50%
share of our estimate of the low end of the range of probable remediation costs. Reserves increased from
2020-2025 as completion of engineering estimates and higher than expected southern impoundment waste volumes increased projected costs. The Company substantially completed the RA for the southern impoundment in
2024.
With respect to the northern impoundment, design revisions in 2024 and 2025 resulted in an increase to the reserve of $27 million. The total estimated liability for the southern and northern impoundment was $97 million and $98 million as of December 31, 2025 and December 31, 2024, respectively. The current reserve primarily reflects the
Company’s 50% share of our estimate of the low end of the range of probable costs for the northern impoundment.
Additional losses in excess of our recorded liability are possible due to uncertainties in future cost, timing and the development of additional site technical data pertaining to geotechnical, hydrological and other environmental conditions.
Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a
57-acre dammed river impoundment in Sprague, Connecticut contaminated with polychlorinated biphenyls, mercury, and metals.. A preliminary remediation plan was developed in 2023 and a $30 million reserve established.
Negotiations with state and federal governmental officials about scope and timing of the remediation are ongoing.
The total estimated liability for Versailles Pond was $29 million and $30 million as of December 31, 2025 and
December 31, 2024, respectively.
Asbestos-Related Matters
We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company.
The Company's total recorded liability with respect to pending and future asbestos-related claims was $103 million and $100 million net of insurance recoveries as of December 31, 2025 and December 31, 2024, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.
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
In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including International Paper's Italian packaging subsidiary ("IP Italy") and certain subsidiaries of DS
Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. Following a series of appeals by IP Italy to the Italian Council of State, IP Italy's fine was reduced by €6 million (approximately $6 million). As of December 31, 2025, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. IP Italy has further appealed the most recent decision (in July 2024) seeking further reduction. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the early stages of these claims and the intention of the Company to defend robustly against such claims, it is too early to predict the overall outcome and ultimate potential liability (if any) that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP
Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.
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
Brazil Goodwill Tax Matter: The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years
2007-2015 totaling approximately $106 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $288 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $394 million
(adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and
2008-2012, comprising approximately $250 million of the total $394 million as of December 31, 2025. On December
18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.
This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The
Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at
December 31, 2025. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 VARIABLE INTEREST ENTITIES
In connection with the acquisition of Temple-Inland in February 2012, two special purpose entities became wholly-
owned subsidiaries of International Paper. The use of the two wholly-owned special purpose entities discussed below preserved the tax deferral that resulted from the 2007 Temple-Inland timberlands sales. As of December 31,
2025, this deferred tax liability was $487 million, which will be settled with the maturity of the notes in 2027.
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
As of both December 31, 2025 and 2024, the fair value of the notes receivable was $2.3 billion. As of both
December 31, 2025 and 2024, the fair value of this debt was $2.1 billion. The notes receivable and debt are classified as Level 2 within the fair value hierarchy.
Activity between the Company and the 2007 financing entities was as follows:

In millions	2025	2024	2023
Revenue (a)	$129	$152	$146
Expense (b)	115	136	136
Cash receipts (c)	113	135	122
Cash payments (d)	110	130	123
(a)The revenue is included in Interest expense, net, in the accompanying consolidated statements of operations and includes approximately
$19 million for the years ended December 31, 2025, 2024 and 2023, respectively, of accretion income for the amortization of the purchase accounting adjustment on the Financial assets of variable interest entities.
(b)  The expense is included in Interest expense, net, in the accompanying consolidated statements of operations and includes approximately
$7 million for the years ended December 31, 2025, 2024 and 2023, respectively, of accretion expense for the amortization of the purchase accounting adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)  The cash receipts are interest received on the Financial assets of special purpose entities.
(d)  The cash payments are interest paid on Nonrecourse financial liabilities of special purpose entities.
NOTE 16 DEBT AND LINES OF CREDIT
The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of this program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The
Company had no borrowings outstanding as of December 31, 2025 and December 31, 2024 under this program.
At December 31, 2025, the Company's credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-
determined margin dependent upon International Paper's credit rating. The credit facilities include a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivable securitization program that expires in June 2026. As of December 31, 2025 and December 31, 2024, the Company had no borrowings outstanding under the program.

Below is a table of the foreign denominated credit facilities:

In millions	December 31, 2025
Credit Facilities	Borrowing Currency	USD Equivalent Capacity	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2026-2029	EUR	$191	$191
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	1,684	1,158
Uncommitted facility	GBP, EUR, USD	67	65
Committed bank facility maturing December 2026	GBP, EUR, USD	70	—
Total		$2,012	$1,414
Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS
Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.
A summary of all long-term debt follows:

In millions at December 31	2025	2024
7.350% notes – due 2025	$—	$39
7.750% notes – due 2025	—	22
0.875% notes – due 2026 (EUR)	705	—
7.200% notes – due 2026	58	58
6.400% notes – due 2026	5	5
4.375% notes – due 2027 (EUR)	998	—
7.150% notes – due 2027	7	7
6.875% notes – due 2029	10	10
2.875% notes – due 2029 (GBP)	337	—
4.500% notes – due 2030 (EUR)	764	—
5.000% notes – due 2035	407	407
6.650% notes – due 2037	3	3
8.700% notes – due 2038	86	86
7.300% notes – due 2039	453	453
6.000% notes – due 2041	585	585
4.800% notes – due 2044	686	686
5.150% notes – due 2046	449	449
4.400% notes – due 2047	647	647
4.350% notes – due 2048	740	740
Floating rate notes – due 2027 – 2030 (a)	308	308
Environmental and industrial development bonds – due 2025 – 2031 (b)	437	394
Floating rate term loan - due 2028	600	600
Foreign denominated credit facilities	1,414	—
Total principal	9,699	5,499
Capitalized leases	71	43
Premiums, discounts, and debt issuance costs	(35)	(39)
Terminated interest rate swaps	48	51
Other	48	1
Total (c)	9,831	5,555
Less: current maturities	992	193
Long-term debt	$8,839	$5,362
(a)The weighted average interest rate on these notes was 4.0% in 2025 and 4.6% in 2024.
(b)The weighted average interest rate on these bonds was 3.7% in 2025 and 2.8% in 2024.
(c)The fair market value was approximately $9.6 billion at December 31, 2025 and $5.2 billion at December 31, 2024. Debt fair value measurements use Level 2 inputs.

At December 31, 2025, contractual obligations for future payments of debt maturities (including finance lease liabilities disclosed in Note 10 - Leases and excluding the timber monetization structures disclosed in Note 15 -
Variable Interest Entities) by calendar year were as follows over the next five years: 2026 – $992 million; 2027 –
$2.6 billion; 2028 – $739 million; 2029 – $381 million; and 2030 – $807 million.
The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9.0 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/(loss) and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of December 31, 2025, we were in compliance with our debt covenants.
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
The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	December 31, 2025	December 31, 2024
Electricity contracts (MWh)	1.9	0.3
Natural gas contracts (MWh)	12.1	—
Carbon credit contracts (tons)	0.1	—
External debt (EUR)	€3,293	€—

The following table shows gains or losses recognized in AOCL, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCL on Derivatives
	Twelve Months Ended December 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(69)	$—
Derivatives in Net Investment Hedging Relationships:
External debt	$(160)	$—
Based on our valuation at December 31, 2025, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCL on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.
The amounts of gains and losses recognized in the consolidated statements of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCL Into Earnings (Loss)		Location of Gain (Loss) Reclassified from AOCL
	Twelve Months Ended December 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(17)	$—	Cost of products sold
Interest rate contract	(1)	—	Interest expense, net
Total	$(18)	$—

	Gain (Loss) Recognized in Earnings (Loss)		Location of Gain (Loss) In Statement of Operations
	Twelve Months Ended December 31,
In millions	2025	2024
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(70)	$—	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	31	(24)	Cost of products sold
Total	$(39)	$(24)
Fair Value Measurements
The Company uses the discounted cash flow valuation methodology for measuring the fair value of any financial assets or liabilities. Transfers between levels, if any, are recognized at the end of the reporting period. International
Paper’s derivatives are classified as Level 2 within the fair value hierarchy. Fair value hierarchies are further defined in Note 1.
The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$2		$—		$63		$—
Derivatives not designated as hedging instruments
Commodity contracts	67		3		27		—
Total derivatives	$69	(a)	$3	(b)	$90	(c)	$—

(a)Includes $47 million recorded in Other current assets and $22 million recorded in Deferred charges and other assets in the accompanying consolidated balance sheet.

(b)Includes $3 million recorded in Other current assets in the accompanying consolidated balance sheet.
(c)Includes $73 million recorded in Other current liabilities and $17 million recorded in Other liabilities in the accompanying consolidated balance sheet.
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
If the lower of the Company’s credit rating by Moody’s or S&P were to drop below investment grade, the Company would be required to post collateral for all of its derivatives in a net liability position, although no derivatives would terminate. There were no derivative instruments containing credit-risk-related contingent features in a net liability position as of December 31, 2025. The Company was not required to post any collateral as of December 31, 2025.
NOTE 18 CAPITAL STOCK
The authorized capital stock at both December 31, 2025 and 2024, consisted of 990,850,000 shares of common stock, $1 par value; 400,000 shares of cumulative $4 preferred stock, without par value (stated value $100 per share); and 8,750,000 shares of serial preferred stock, $1 par value. The serial preferred stock is issuable in one or more series by the Board of Directors without further shareholder action.
The following is a roll forward of shares of common stock for the three years ended December 31, 2025, 2024 and
2023:

	Common Stock
In thousands	Issued	Treasury
Balance at January 1, 2023	448,916	98,632
Issuance of stock for various plans, net	—	(1,647)
Repurchase of stock	—	5,894
Balance at December 31, 2023	448,916	102,879
Issuance of stock for various plans, net	—	(2,028)
Repurchase of stock	—	648
Balance at December 31, 2024	448,916	101,499
Issuance of stock for various plans, net	—	(3,678)
Issuance of stock for DS Smith acquisition	178,127	—
Repurchase of stock	—	1,170
Balance at December 31, 2025	627,043	98,991
NOTE 19 RETIREMENT AND POSTRETIREMENT PLANS
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

In connection with our acquisition, International Paper acquired the existing DS Smith Group Pension Scheme (the
"Group Scheme"), a U.K. funded defined benefit plan providing pension benefits and lump sum benefits to members and dependents. The Group Scheme closed to new entrants and future accruals as of April 30, 2011. International
Paper also acquired various non-U.S. retirement benefit arrangements as part of the acquisition, some of which are considered to be defined benefit pension plans for accounting purposes.
The Company also has two unfunded nonqualified defined benefit pension plans: the Pension Restoration Plan that provides retirement benefits based on eligible compensation in excess of limits set by the Internal Revenue Service, and the Unfunded Supplemental Retirement Plan for Senior Managers ("SERP"), which is an alternative retirement plan for salaried employees who are senior vice presidents and above or who are designated by the chief executive officer as participants. These nonqualified plans are only funded to the extent of benefits paid, which totaled $49 million, $23 million and $22 million in 2025, 2024 and 2023, respectively, and which are expected to be $20 million in 2026.
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
OBLIGATIONS AND FUNDED STATUS
The following table shows the changes in the benefit obligation and plan assets for 2025 and 2024 and the plans’
funded status.

	2025		2024
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Change in projected benefit obligation:
Benefit obligation, January 1	$8,345	$56	$8,982	$58
Service cost	44	7	53	3
Interest cost	457	54	447	3
Actuarial loss (gain)	125	(19)	(547)	5
Plan amendments	—	—	16	—
Participant Contributions	—	1	—	—
Acquisitions	—	1,004	—	—
Divestitures	—	(4)	—	—
Curtailments	—	(1)	—	(4)
Settlements	(28)	(5)	—	(2)
Benefits paid	(613)	(67)	(609)	(3)
Special termination benefits	4	—	3	—
Effect of foreign currency exchange rate movements	—	90	—	(4)
Benefit obligation, December 31	$8,334	$1,116	$8,345	$56
Change in plan assets:
Fair value of plan assets, January 1	$8,189	$20	$8,836	$20
Actual return on plan assets	884	41	(57)	1
Company contributions	49	27	23	4
Benefits paid	(612)	(67)	(609)	(2)
Settlements	(28)	(5)	—	(2)
Acquisitions	—	1,012	—	—
Transfer Payments	—	—	(4)	—
Effect of foreign currency exchange rate movements	—	84	—	(1)
Fair value of plan assets, December 31	$8,482	$1,112	$8,189	$20
Funded status, December 31	$148	$(4)	$(156)	$(36)
Amounts recognized in the consolidated balance sheets:
Overfunded pension plan assets	$367	$119	$92	$—
Underfunded pension benefit obligation - current (a)	(21)	(5)	(49)	(2)
Underfunded pension benefit obligation - non-current	(198)	(118)	(199)	(34)
	$148	$(4)	$(156)	$(36)

Amounts recognized in accumulated other comprehensive income (loss) under ASC 715 (pre-tax):
Prior service cost (credit)	$75	$—	$94	$—
Net actuarial loss (gain)	1,414	(2)	1,691	(5)
	$1,489	$(2)	$1,785	$(5)
(a) Amounts included in Other current liabilities in the accompanying consolidated balance sheets.
The non-current asset for the qualified plan is included in the accompanying consolidated balance sheets under
Overfunded Pension Plan Assets. The non-current portion of the liability is included with the pension liability under
Underfunded Pension Benefit Obligation.
The largest contributor to the actuarial loss affecting the benefit obligation was the decrease in the discount rate from 5.68% at December 31, 2024 to 5.53% at December 31, 2025.
The following are the components of the amounts recognized in other comprehensive income ("OCI") related to
U.S. and non-U.S. plans during the years ended 2025, 2024 and 2023:

	2025		2024		2023
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Current year actuarial (gain) loss	$(200)	$3	$106	$—	$192	$(3)
Amortization of actuarial (gain) loss	(69)	—	(78)	—	(93)	1
Current year prior service cost	—	—	16	—	26	—
Amortization of prior service cost	(14)	—	(13)	—	(23)	—
Settlements	(8)	—	—	—	—	—
Curtailments	(5)	—	—	4	—	—
Effect of foreign currency exchange rate movements	—	—	—	1	—	(1)
	$(296)	$3	$31	$5	$102	$(3)
The portion of the change in the funded status that was recognized in net periodic benefit cost and OCI for the U.S.
plans was $(254) million, $32 million and $197 million in 2025, 2024 and 2023, respectively. The portion of the change in funded status for the non-U.S. plans was $1 million, $11 million and $2 million in 2025, 2024 and 2023, respectively.
The accumulated benefit obligation at both December 31, 2025 and 2024 was $8.3 billion for our U.S. defined benefit plans and $1.1 billion and $46 million at December 31, 2025 and 2024, respectively, for our non-U.S. defined benefit plans.
The following table summarizes information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2025 and 2024:

	2025		2024
In millions	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$218	$198	$248	$55
Accumulated benefit obligation	218	172	248	46
Fair value of plan assets	—	74	—	20
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
of current-year earnings from the investment of plan assets using an estimated long-term rate of return.
Net periodic pension expense for qualified and nonqualified U.S. and non-U.S. defined benefit plans comprised the following:

	2025		2024		2023
In millions	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Service cost	$44	$7	$53	$3	$48	$4
Interest cost	457	54	447	3	459	3
Expected return on plan assets	(560)	(63)	(593)	—	(530)	(1)
Actuarial loss (gain)	70	—	78	—	93	(1)
Amortization of prior service cost	14	—	13	—	23	—
Curtailment	5	(1)	—	—	—	—
Settlement loss	8	—	—	—	—	—
Special termination benefits	4	—	3	—	1	—
Net periodic pension (income) expense	$42	$(3)	$1	$6	$94	$5
The components of net periodic pension expense other than the Service cost component are included in Non-
operating pension (income) expense in the Consolidated Statements of Operations.
The increase in 2025 pension expense primarily reflects lower asset returns, higher interest cost due to a higher discount rate, and the impact of curtailment and settlement losses.
ASSUMPTIONS
International Paper evaluates its actuarial assumptions annually as of December 31 (the measurement date) and considers changes in these long-term factors based upon market conditions and the requirements for employers’
accounting for pensions. These assumptions are used to calculate benefit obligations as of December 31 of the current year and pension expense to be recorded in the following year (i.e., the discount rate used to determine the benefit obligation as of December 31, 2025 is also the discount rate used to determine net pension expense for the
2026 year).
Major actuarial assumptions used in determining the benefit obligations and net periodic pension cost for our defined benefit plans are presented in the following table:

	2025		2024		2023
	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans	U.S. Plans	Non- U.S. Plans
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate (b)	5.53%	5.11% - 5.16%	5.68%	4.99%	5.10%	5.88%
Rate of compensation increase (c)	3.00%	2.90% - 3.39%	3.00%	3.37%	3.00%	3.40%
Actuarial assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate (a)	5.52% - 5.68%	4.99%	5.10%	5.88%	5.40%	5.31%
Expected long-term rate of return on plan assets	7.00%	3.63%	7.00%	3.79%	6.50%	3.83%
Rate of compensation increase	3.00%	3.31%	3.00%	3.40%	3.00%	3.36%
(a)  Nonqualified benefit cost reflects 5.68% for the period January 1, 2025 to March 31, 2025 and 5.52% for the period April 1, 2025 to
December 31, 2025.
(b)  The discount rate assumption reflects a rate of 5.11% applied to the non-U.S. Plans and the 5.16% applied to the Group Scheme.
(c)The rate of compensation increase reflects a rate of 2.90% applied to the Group Scheme and the 3.39% applied to the non-U.S. Plans.
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

Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio is developed considering the effects of active portfolio management and expenses paid from plan assets. The discount rate assumption was determined from a universe of high-quality corporate bonds. A settlement portfolio is selected and matched to the present value of the plan’s projected benefit payments. To calculate pension expense for 2026, the Company will use an expected long-term rate of return on plan assets of 7.00% for the Retirement
Plan of International Paper, a discount rate of 5.53% and an assumed rate of compensation increase of 3.00%. The
Company estimates that it will record net pension expense (income) of approximately $(14) million for its U.S.
defined benefit plans in 2026, compared to expense of $42 million in 2025. To calculate pension expense for 2026, the Company will use an expected long-term rate of return on plan assets of 6.53% for the Group Scheme, a discount rate of 5.16% and an assumed rate of compensation increase of 2.90%. The Company estimates that it will record net pension income of approximately $(19) million for the Group Scheme benefit plans in 2026, compared to income of $(16) million in 2025.
For non-U.S. pension plans, assumptions reflect economic assumptions applicable to each country.
The following illustrates the effect on the U.S. plan pension expense for 2026 of a 25 basis point decrease in the above assumptions:

In millions	2026
Expense (Income):
Discount rate	$13
Expected long-term rate of return on plan assets	21
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
The Group Scheme has appointed a Board of Trustees responsible for the oversight of the Scheme, preparing the
Statement of Investment Principles, and preparing, maintaining and revising a Schedule of Contributions. The investment strategy of the Scheme is designed to protect the security of members' accrued rights, limit volatility in the contribution rate, and to manage risk in a controlled fashion to achieve incremental excess return. The Group
Scheme has established a strategic objective and investment benchmark, along with a long-term de-risking framework. Pension plan assets acquired as part of the DS Smith acquisition outside of the Group Scheme are not material.
International Paper’s U.S. pension allocations by type of fund at December 31, 2025 and 2024 and target allocations were as follows:

Asset Class	2025	2024	Target Allocations
Hedging assets	64%	62%	61% - 72%
Return seeking assets (a)	36%	38%	28% - 39%
Total	100%	100%
(a) Return seeking assets include Real Estate (8% for 2025 and 8% for 2024) and Private Equity (6% and 7% for 2025 and 2024, respectively).

The Group Scheme allocations by type of fund at December 31, 2025 and target allocations were as follows:

Asset Class	2025	Target Allocations
Hedging Assets	63%	57.5% - 70.0%
Return Seeking Assets	37%	27.0% - 43.0%
Total	100%
The fair values of International Paper’s pension plan assets at December 31, 2025 and 2024 by asset class are shown below. Hedge funds disclosed in the following table are allocated to hedging assets for target allocation purposes.

Fair Value Measurement at December 31, 2025
U.S. Plan - Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,522	$912	$610	$—
Fixed income	4,671	—	4,663	8
Derivatives	22	—	—	22
Cash and cash equivalents	99	99	—	—
Other investments:
Hedge funds	1,033
Private equity	500
Real estate funds	635
Total Investments	$8,482	$1,011	$5,273	$30

Fair Value Measurement at December 31, 2025
Group Scheme - Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Fixed income	$779	$—	$779	$—
Cash and cash equivalents	8	8	—	—
Other investments:
Private fixed income	219
Total Investments	$1,006	$8	$779	$—

Fair Value Measurement at December 31, 2024
U.S. Plan - Asset Class	Total	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In millions
Equities	$1,537	$972	$565	$—
Fixed income	4,227	—	4,220	7
Derivatives	9	—	—	9
Cash and cash equivalents	(20)	(20)	—	—
Other investments:
Hedge funds	1,148
Private equity	599
Real estate funds	689
Total Investments	$8,189	$952	$4,785	$16
In accordance with accounting standards, certain investments that are measured at NAV are not classified in the fair value hierarchy.

Other Investments at December 31, 2025
U.S. Plan Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	$1,033	$93	Quarterly to Semi-Annually	45-60 Days
Private equity	500	61	(a)	None
Real estate funds	635	72	Quarterly	45-60 Days
Total	$2,168	$226
(a) A private equity fund investment ("partnership interest") is contractually locked up for the life of the private equity fund by the partnership agreement. Limited partners do not have the option to redeem partnership interests.

Other Investments at December 31, 2025
Group Scheme Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Private fixed income	$219	$87	(a)	None
(a) Private fixed income involves lending money directly to companies or projects outside public markets, offering customized, non-traded debt with potentially higher yields. Private fixed income includes private placements, direct loans, and infrastructure financing, acting as a middle ground between traditional bank loans and public bonds.

Other Investments at December 31, 2024
Investment	Fair Value	Unfunded Commitments	Redemption Frequency	Remediation Notice Period
In millions
Hedge funds	$1,148	$93	Quarterly to Semi- Annually	45-60 Days
Private equity	599	50	(a)	None
Real estate funds	689	79	Quarterly	45-60 Days
Total	$2,436	$222
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
Derivatives are generally employed as asset class substitutes (such as when employed in a portable alpha strategy), for managing asset/liability mismatches, or bona fide hedging or other appropriate risk management purposes. Derivative instruments are generally valued by the investment managers or in certain instances by third-
party pricing sources.
The following tables summarize derivative holdings as of December 31, 2025 and 2024, respectively:

Derivatives at December 31, 2025
In millions	Gross Asset	Gross Liability	Total
Collateral	$8	$(7)	$1
Credit Default Swap	8	—	8
Interest Rate Swap	5	—	5
Bond/Equity Swap	8	—	8
Total	$29	$(7)	$22

Derivatives at December 31, 2024
In millions	Gross Asset	Gross Liability	Total
Collateral	$17	$(1)	$16
Credit Default Swap	3	—	3
Interest Rate Swap	7	—	7
Bond/Equity Swap	—	(17)	(17)
Total	$27	$(18)	$9
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
Real estate funds include commercial properties, land and timberland, and generally include, but are not limited to, retail, office, industrial, multifamily and hotel properties. Real estate fund values are primarily reported by the fund manager and are based on valuation of the underlying investments which include inputs such as cost, discounted cash flows, independent appraisals and market-based comparable data.
The following is a reconciliation of the assets that are classified using significant unobservable inputs (Level 3) at
December 31, 2025:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

In millions	Other fixed income	Derivatives	Total
Beginning balance at December 31, 2023	$7	$71	$78
Actual return on plan assets:
Relating to assets still held at the reporting date	—	(80)	(80)
Relating to assets sold during the period	—	31	31
Purchases, sales and settlements	—	(13)	(13)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2024	$7	$9	$16
Actual return on plan assets:
Relating to assets still held at the reporting date	$1	$22	$23
Relating to assets sold during the period	—	36	36
Purchases, sales and settlements	—	(45)	(45)
Transfers in and/or out of Level 3	—	—	—
Ending balance at December 31, 2025	$8	$22	$30
FUNDING AND CASH FLOWS
The Company’s funding policy for the Pension Plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plans, tax deductibility, cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions. No voluntary contributions were made in 2025, 2024 or 2023. Generally, International Paper’s non-U.S. pension plans are funded using the projected benefit as a target, except in certain countries where funding of benefit plans is not required.
At December 31, 2025, projected future pension benefit payments, excluding any termination benefits, were as follows:

In millions
2026	$648
2027	648
2028	645
2029	642
2030	639
2031-2035	3,107
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
Participant deferrals and Company contributions are not invested in a separate trust, but are paid directly from
International Paper’s general assets at the time benefits become due and payable. Company contributions to the plans totaled approximately $178 million, $177 million and $160 million for the plan years ended in 2025, 2024 and
2023, respectively.
POSTRETIREMENT BENEFITS
International Paper provides certain retiree health care and life insurance benefits covering certain salaried and hourly employees. These benefits are not considered material to the financial statements of the Company.
NOTE 20 INCENTIVE PLANS
On February 13, 2024, the Company's Board of Directors, upon recommendation of the Management Development and Compensation Committee (the "MDCC"), authorized adoption of a 2024 Long-Term Incentive Compensation
Plan (the "2024 LTICP") to replace the 2009 Amended and Restated Incentive Compensation Plan (the "2009
Plan"). The 2024 LTICP became effective following approval by shareholders at the May 13, 2024 annual meeting and replaced the 2009 Plan. The 2024 LTICP authorized up to 9,250,000 shares of our Class A common stock, par value $1.00 per share, available for future grants in the form of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Committee. Shares for which payment is in cash, including the shares withheld to cover associate payroll taxes, as well as shares that expire, terminate, or are canceled or forfeited, may be awarded or granted again under the LTICP. The LTICP is administered by the Committee.
Additionally, non-employee members of our Board of Directors receive grants of restricted stock for RSUs, under the Company's Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, a subplan of the
2024 LTICP.
Performance Stock Units
PSU awards are earned over a three-year period based on the achievement of pre-established performance goals.
The 2023-2025 and 2024-2026 Awards are weighted at 50% Return on Invested Capital ("ROIC") and 50% relative
Total Shareholder Return ("TSR") for all participants. The 2025-2027 Awards are weighted 100% relative TSR for all participants. The ROIC component of the PSU awards is valued at the 20-trading day average closing price immediately prior to the grant date. As the ROIC component contains a performance condition, compensation expense, net of estimated forfeitures, is recorded over the requisite service period based on the most probable number of awards expected to vest. The TSR component of the PSU awards is valued using the same methodology as the RSUs but then adjusted using a factor derived from a Monte Carlo simulation as the TSR component contains a market condition. The Monte Carlo simulation estimates the fair value of the TSR component based on the expected term of the award, a risk-free rate, expected dividends, and the expected volatility for the Company and its competitors. The expected term is estimated based on the vesting period of the awards, the risk-free rate is based on the yield on U.S. Treasury securities matching the vesting period, and the volatility is based on the
Company’s historical volatility over the expected term. PSUs are payable in cash or shares at the Company's discretion.
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
RSU’s granted to non-employee directors vest annually and are restricted through January 1 following the year in which the non-employee director terminates service as a non-employee director. RSUs awarded to non-employee directors settle in cash.

Restricted Stock
Restricted stock granted to non-employee directors vests annually following the one-year period beginning on the date of the Annual Meeting of Shareowners and ending on the last business day immediately preceding the next
Annual Meeting of Shareowners. Restricted stock awarded to non-employee directors settle in shares.
The following table sets forth the assumptions used to determine compensation cost for the market condition component of the LTIP plan:

Twelve Months Ended December 31, 2025
Expected volatility	27.09% - 37.11%
Risk-free interest rate	3.65% - 4.79%
The following summarizes LTIP activity for the three years ended December 31, 2025:

	Share/Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	5,312,480	$38.01
Granted - LTIP PSU	1,619,481	37.78
Granted - LTIP RSU	1,411,042	34.63
Shares issued - LTIP PSU	(972,563)	40.44
Shares issued - LTIP RSU	(15,161)	34.63
Forfeited	(1,234,328)	45.38
Outstanding at December 31, 2023	6,120,951	35.31
Granted - LTIP PSU	2,039,725	35.28
Granted - LTIP RSU	1,414,316	36.15
Shares issued - LTIP PSU	(851,962)	53.32
Shares issued - LTIP RSU	(446,582)	34.63
Shares issued - LTIP RSU	(8,060)	36.15
Forfeited	(1,350,063)	45.58
Outstanding at December 31, 2024	6,918,325	31.29
Granted - LTIP PSU	1,077,442	66..41
Granted - LTIP RSU	928,481	54.16
Shares issued - LTIP PSU	(1,603,095)	50.88
Shares issued - LTIP RSU	(958,536)	36.02
Forfeited	(949,441)	45.37
Outstanding at December 31, 2025	5,413,176	$43.18

RECOGNITION AWARD PROGRAM
The Recognition Award Program ("RA Program") is time-based and designed for recruitment, retention and special recognition purposes. It provides for awards of RSUs to key employees.
The following summarizes the activity of the RA Program for the three years ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	126,392	$46.88
Granted	123,454	35.51
Shares issued	(81,629)	45.40
Forfeited	(11,643)	39.77
Outstanding at December 31, 2023	156,574	39.22
Granted	115,200	43.26
Shares issued	(85,236)	37.53
Forfeited	(6,700)	38.30
Outstanding at December 31, 2024	179,838	42.64
Granted	308,863	53.74
Shares issued	(124,004)	47.39
Forfeited	(17,962)	48.05
Outstanding at December 31, 2025	346,735	$49.31
At December 31, 2025, 2024 and 2023 a total of 7.1 million, 9.1 million and 5.5 million shares, respectively, were available for grant under the LTICP.
Stock-based compensation expense and related income tax benefits were as follows:

In millions	2025	2024	2023
Total stock-based compensation expense (included in selling and administrative expense)	$93	$77	$53
Income tax benefits related to stock-based compensation	35	13	11
At December 31, 2025, $70 million of compensation cost, net of estimated forfeitures, related to unvested restricted stock unit awards, performance stock unit awards and restricted stock attributable to future performance had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.5 years.
NOTE 21 FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
On January 23, 2026, the Company completed the previously announced sale of its Global Cellulose Fibers business to AIP. As a result of the sale, the Global Cellulose Fibers business is no longer a reportable segment and all current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued
Operations, net of taxes, in the consolidated statements of operations. All current and historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Long-Term Assets Held For Sale and Liabilities held for sale and Long-Term Liabilities Held For Sale in the accompanying consolidated balance sheets. See Note 8 - Divestiture for further details regarding the Global Cellulose Fibers business and discontinued
operations.
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
The CODM assesses performance for these segments and decides how to allocate resources based on business segment operating profit, which is defined as earnings (loss) before income taxes and equity earnings (losses), including the impact of less than wholly owned subsidiaries and excluding interest expense, net, corporate expenses, net, net special items and non-operating pension expense. Business segment operating profits (losses)
are also used by International Paper's CODM to measure the earnings performance of its businesses and to focus on on-going operations.
INFORMATION BY BUSINESS SEGMENT
The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the years ended December 31, 2025, 2024 and 2023. The table also reconciles these amounts to Earnings (loss) from continuing operations before income taxes and equity earnings (losses).
2025:

In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net sales from external customers	$14,987	$8,450	$23,437
Intersegment sales	188	1	189
	15,175	8,451	23,626
Other external sales			197
Elimination of intersegment sales			(189)
Total net sales			23,634

Less:
Cost of products sold	10,338	6,225
Selling and administrative expenses	1,293	536
Depreciation and amortization	1,724	1,020
Distribution expenses	1,125	873
Other segment items (a)	123	33
Business Segment Operating Profit (Losses)	572	(236)	336

Interest Expense, net			372
Adjustment for less than wholly owned subsidiaries (b)			(2)
Corporate expenses, net			109
Net special items (i)			3,237
Non-operating pension (income) expense			(12)
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)			$(3,368)
(i) Includes a charge of $2.47 billion for the impairment of goodwill related to our PS EMEA business, $237 million for transaction and other costs related to the DS Smith acquisition, a charge of $84 million for severance and other costs related to the closure of our Red River containerboard mill, a net gain of $46 million related to the sale of EMEA plants, a net gain of $94 million related to the sale of fixed assets primarily associated with permanently closed mills, a charge of $125 million for costs related to the closure of our Savannah containerboard mill, a charge of $96 million for costs related to the closure of our Riceboro containerboard mill, charges of $321 million for restructuring charges related to resource and asset realignment and a net charge of $47 million for other items.

2024:

In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net sales from external customers	$14,178	$1,355	$15,533
Intersegment sales	115	—	115
	14,293	1,355	15,648
Other external sales			302
Elimination of intersegment sales			(115)
Total net sales			15,835

Less:
Cost of products sold	10,089	1,010
Selling and administrative expenses	1,326	125
Depreciation and amortization	786	64
Distribution expenses	1,091	89
Other segment items (a)	110	7
Business Segment Operating Profit (Losses)	891	60	951

Interest Expense, net			214
Adjustment for less than wholly owned subsidiaries (b)			(5)
Corporate expenses, net			170
Net special items (i)			245
Non-operating pension (income) expense			(42)
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)			$369
(i) Includes a charge of $86 million for transaction and other costs related to the DS Smith acquisition, a charge of $104 million for severance and other costs related to mill closures and other 80/20 actions, charges of $60 million for environmental reserve adjustments, a gain of $54 million related to the sale of a building at our Orange, Texas containerboard mill, $37 million for strategic advisory fees and a net charge of $12 million for other items.

2023:

In millions	Packaging Solutions North America	Packaging Solutions EMEA	Total
Net sales from external customers	$14,198	$1,398	$15,596
Intersegment sales	95	—	95
	14,293	1,398	15,691
Other external sales			437
Elimination of intersegment sales			(95)
Total net sales			16,033

Less:
Cost of products sold	10,137	1,052
Selling and administrative expenses	978	99
Depreciation and amortization	1,080	64
Distribution expenses	1,141	99
Other segment items (a)	118	4
Business Segment Operating Profit (Losses)	839	80	919

Interest Expense, net			230
Adjustment for less than wholly owned subsidiaries (b)			(3)
Corporate expenses, net			135
Net special items (i)			101
Non-operating pension (income) expense			54
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)			$402
(i) Includes $81 million for severance and other costs associated with our mill strategic actions, charges of $36 million for environmental reserve adjustments and other income of $16 million.
Assets

In millions	2025	2024
Packaging Solutions North America	$16,498	$14,501
Packaging Solutions EMEA	15,439	1,276
Corporate and other (c)	6,027	7,023
Assets	$37,964	$22,800
Capital Expenditures

In millions	2025	2024	2023
Packaging Solutions North America	$1,115	$710	$859
Packaging Solutions EMEA	573	53	69
Subtotal	1,688	763	928
Corporate and other (d)	169	158	213
Capital Expenditures	$1,857	$921	$1,141

INFORMATION BY GEOGRAPHIC AREA
Net Sales (e)

In millions	2025	2024	2023
United States (f)	$14,439	$13,686	$13,777
EMEA	8,451	1,355	1,398
Pacific Rim and Asia	31	64	37
Americas, other than U.S.	713	730	821
Net Sales	$23,634	$15,835	$16,033
Long-Lived Assets (g)

In millions	2025	2024
United States	$7,247	$7,173
EMEA	6,998	634
Americas, other than U.S.	215	126
Long-Lived Assets	$14,460	$7,933
(a)Other segment items includes Taxes other than payroll.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries is added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
(c)Includes Corporate assets and held for sale assets related to the GCF business.
(d)Includes capital expenditures related to Corporate and the GCF business.
(e)Net sales are attributed to countries based on the location of the seller.
(f)Export sales to unaffiliated customers were $965 million in 2025, $1.1 billion in 2024 and $919 million in 2023.
(g)Long-Lived Assets includes Forestlands and Plants, Properties and Equipment, net.
NOTE 22 SUBSEQUENT EVENTS
On January 29, 2026, the Company announced a plan to create two independent, publicly traded companies through the separation of its PS NA and PS EMEA businesses. The PS NA business will be comprised of the
Company's current business in North America, including both legacy IP and DS Smith assets, and the PS EMEA business will be comprised of both legacy DS Smith and IP assets in EMEA. The separation is expected to be structured as a spin-off of the PS EMEA businesses to shareholders and is expected to be completed in 12-15 months, subject to the satisfaction of certain customary conditions. No assurance can be provided regarding the ultimate timing or structure of the proposed separation or its eventual completion.

INTERIM FINANCIAL RESULTS (UNAUDITED)

In millions, except per share amounts and stock prices	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter		Year
2025
Net sales	$5,264		$6,142		$6,222		$6,006		$23,634
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	(155)	(a)	116	(a)	(675)	(a)	(2,654)	(a)	(3,368)	(a)
Discontinued operations, net of taxes	19	(b)	—	(b)	(676)	(b)	(21)	(b)	(678)	(b)
Net earnings (loss)	(105)	(a-c)	75	(a-c)	(1,102)	(a-c)	(2,384)	(a-c)	(3,516)	(a-c)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.28)		$0.14		$(0.81)		$(4.48)		$(5.61)
Discontinued operations	0.04		—		(1.28)		(0.04)		(1.34)
Net earnings (loss)	(0.24)		0.14		(2.09)		(4.52)		(6.95)
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	(0.28)		0.14		(0.81)		(4.48)		(5.61)
Discontinued operations	0.04		—		(1.28)		(0.04)		(1.34)
Net earnings (loss)	(0.24)		0.14		(2.09)		(4.52)		(6.95)
Dividends per share of common stock	0.4625		0.4625		0.4625		0.4625		1.8500
2024
Net sales	$3,915		$4,019		$3,979		$3,922		$15,835
Earnings (loss) from continuing operations before income taxes and equity earnings (losses)	105	(d)	146	(d)	5	(d)	113	(d)	369	(d)
Discontinued operations, net of taxes	(17)	(e)	45	(e)	39	(e)	(235)	(e)	(168)	(e)
Net earnings (loss)	56	(d-f)	498	(d-f)	150	(d-f)	(147)	(d-f)	557	(d-f)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.21		$1.30		$0.32		$0.25		$2.09
Discontinued operations	(0.05)		0.13		0.11		(0.67)		(0.49)
Net earnings (loss)	0.16		1.43		0.43		(0.42)		1.60
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	0.21		1.28		0.31		0.25		2.05
Discontinued operations	(0.05)		0.13		0.11		(0.67)		(0.48)
Net earnings (loss)	0.16		1.41		0.42		(0.42)		1.57
Dividends per share of common stock	0.4625		0.4625		0.4625		0.4625		1.8500
Note: International Paper's common shares are listed on the New York Stock Exchange (IP) and London Stock Exchange (IPC).
Note: Since basic and diluted earnings per share are computed independently for each period and category, full year per share amounts may not equal the sum of the four quarters. In addition, the unaudited selected consolidated financial data are derived from our audited consolidated financial statements and have been revised to reflect discontinued operations.

Footnotes to Interim Financial Results
(a)  Includes the following pre-tax charges (gains):

	2025
In millions	Q1	Q2	Q3	Q4	Year
DS Smith combination costs (benefits)	$221	$32	$(26)	$10	$237
Severance and other costs	83	39	342	162	626
Net (gain) losses on sales and impairments of businesses	—	(51)	16	10	(25)
Net (gain) losses on sale and impairments of fixed assets	(67)	—	15	(18)	(70)
Environmental remediation reserve adjustments	—	—	7	(5)	2
PS EMEA goodwill impairment	—	—	—	2,467	2,467
Non-operating pension (income) expense	3	(5)	(4)	(6)	(12)
Total	$240	$15	$350	$2,620	$3,225
(b)  Includes the operating earnings of the Global Cellulose Fibers business for the full year. Also includes the following charges (gains):

	2025
In millions	Q1	Q2	Q3	Q4	Year
Global Cellulose Fibers transaction costs	$12	$15	$15	$10	$52
Net loss on impairment of business	—	—	1,008	62	1,070
Severance and other costs (benefits)	—	—	(5)	(3)	(8)
Total	$12	$15	$1,018	$69	$1,114
(c)  Includes the following tax expenses (benefits):

	2025
In millions	Q1	Q2	Q3	Q4	Year
Tax benefit related to capital losses	$—	$—	$(62)	$—	$(62)
Tax benefit related to PS EMEA goodwill impairment	—	—	—	(271)	(271)
Tax impact of other special items	(42)	3	(87)	(31)	(157)
Tax impact of non-operating pension (income) expense	(1)	1	1	2	3
Total	$(43)	$4	$(148)	$(300)	$(487)
(d)  Includes the following pre-tax charges (gains):

	2024
In millions	Q1	Q2	Q3	Q4	Year
DS Smith combination costs (benefits)	$5	$17	$26	$38	$86
Severance and other costs	4	—	55	45	104
Legal reserve adjustments	10	—	—	—	10
Net (gain) losses on sale and impairments of fixed assets	5	(5)	—	(59)	(59)
Interest related to settlement of tax audits	(10)	—	—	—	(10)
Strategic advisory fees	—	12	25	—	37
Environmental remediation adjustments	—	25	—	35	60
Third party warehouse fire	—	—	13	—	13
Italy antitrust	—	—	(6)	—	(6)
Non-operating pension (income) expense	(12)	(10)	(12)	(8)	(42)
Total	$2	$39	$101	$51	$193

(e)  Includes the operating earnings of the Global Cellulose Fibers business for the full year. Also includes the following charges (gains):

	2024
In millions	Q1	Q2	Q3	Q4	Year
Global Cellulose Fibers transaction costs	$—	$—	$—	$5	$5
Severance and other costs (benefits)	4	—	1	118	123
Total	$4	$—	$1	$123	$128
(f)  Includes the following tax expenses (benefits):

	2024
In millions	Q1	Q2	Q3	Q4	Year
Tax benefit related to legal entity restructuring	$—	$(338)	$(78)	$—	$(416)
Tax impact of other special items	(3)	(8)	(24)	(6)	(41)
Tax impact of non-operating pension (income) expense	3	2	3	2	10
Total	$—	$(344)	$(99)	$(4)	$(447)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2025, an evaluation was carried out under the supervision and with the participation of the
Company’s management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange
Act). Based upon this evaluation, our principal financial officer and principal executive officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
In accordance with SEC guidance, management's assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, excluded DS Smith, which was acquired by the Company on January 31, 2025. The total assets and total net sales of DS Smith excluded from management’s assessment of internal control over financial reporting constituted approximately 43% of the Company’s total assets as of
December 31, 2025 and approximately 33% of the Company’s total net sales for the year ended December 31,
2025, respectively.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 31, 2025, the Company acquired DS Smith. The Company is currently in the process of incorporating the internal controls and procedures for DS Smith into the Company’s Internal Controls over Financial Reporting
("ICFR"). At the time of the acquisition, DS Smith was not subject to Securities and Exchange Commission (“SEC”)
requirements under Section 404 of the Sarbanes Oxley Act.
Through AICPA audits performed as part of the preparation of the acquisition proxy statement, the independent auditors identified material weaknesses in DS Smith’s ICFR environment including Information Technology General
Controls (“ITGCs”) in fiscal years ending April 30, 2022, 2023, and 2024. As noted above, Company management did not include DS Smith in its assessment of internal control over financial reporting as of December 31, 2025.
Management continues to evaluate the ITGC deficiencies within the acquired DS Smith IT landscape and the implications to our internal control environment. There were no material errors in the financial results or balances identified and there was no change in previously released financial results required as a result of any identified control deficiencies.
Management has initiated a redesign of ITGCs across DS Smith systems, including enhancing governance over user access and system changes, by implementing additional controls where historically absent, and by delivering training across DS Smith to further educate and upskill control and process owners. Management intends to implement the redesigned control framework in 2026.
Except as noted above, there have been no other changes in our ICFR during the quarter ended December 31,
2025, that have materially affected, or are reasonably likely to materially affect, our ICFR.
See Item 8. Financial Statements and Supplementary Data of this Form 10-K for management's annual report on our internal control over financial reporting and the attestation report of our independent public accounting firm.
ITEM 9B. OTHER INFORMATION
(a) Not applicable.
(b) During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule
10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors is hereby incorporated by reference to our definitive proxy statement for the
Annual Meeting of Shareowners (the "Proxy Statement") to be held in May 2026 that will be filed with the U.S.
Securities and Exchange Commission ("SEC") within 120 days of the close of our fiscal year. The Audit and Finance
Committee of the Board of Directors has at least one member who is a financial expert, as that term is defined in
Item 401(d)(5) of Regulation S-K. Further information concerning the composition of the Audit and Finance
Committee is hereby incorporated by reference to the Proxy Statement. Information with respect to our executive officers is set forth in Part I, Item 1 of this Form 10-K under the caption, “Information About Our Executive Officers.”
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
We make our Corporate Governance Guidelines, our Code, our Insider Trading Policy, our Compensation Clawback
Policy, and the Charters of our Audit and Finance Committee, MDCC, Governance Committee and PPE Committee
available free of charge on our website (www.internationalpaper.com), and in print to any shareholder who requests them. Our Corporate Governance Statement as required under the FCA's Disclosure Guidance and Transparency
Rule ("DTR") 7.2.2 is available on the Governance page of the Investors tab of our website at
www.internationalpaper.com under Governance Documents. In addition, requests for printed copies may be directed to:
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

Additional Financial Data
2025, 2024 and 2023

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
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

(2.3)	Rule 2.7 Announcement dated April 16, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

(2.4)	Co-operation Agreement between International Paper Company and DS Smith, Plc (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 16, 2024).

3	Articles of Incorporation and Bylaws
(3.1)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 13, 2013).

(3.2)	By-laws of the Company, as amended through May 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 9, 2023).

4	Instruments defining the rights of securities holders, including indentures
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

(4.10)	In accordance with Item 601 (b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Company have been omitted but will be furnished to the SEC upon request.

(4.11)	Description of Securities*.

10	Material contracts
(10.1)
Amended and Restated 2009 Incentive Compensation Plan ("ICP") (corrected version of a previously filed exhibit) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
10-Q for the quarter ended March 31, 2019). +

(10.1.i)*	2024 Long-Term Incentive Compensation Plan (amended as of December 8, 2025 to reflect revised retirement age). +

(10.2)*	International Paper Company Restricted Stock and Deferred Compensation Plan for Non-Employee Directors, Amended and Restated as of February 10, 2026. +

(10.2.i)*	Form of Notice of Award under the International Paper Company Restricted Stock and Deferred Compensation Plan for Non-Employee Directors – Restricted Stock Units (cash settled). +

(10.2.ii)*	Form of Notice of Award under the International Paper Company Restricted Stock and Deferred Compensation Plan for Non-Employee Directors – Restricted Stock (stock settled). +

(10.3.)
Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for
the fiscal year ended December 31, 2024). +

(10.3.i)
Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (cash settled) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for
the fiscal year ended December 31, 2023). +

(10.3.ii)*	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (stock settled) providing for pro-rata treatment of awards in the event of a divestiture. +

(10.3.iii)*	Form of Notice of Award under the Recognition Plan Restricted Stock Unit Award Agreement (cash settled) providing for pro-rata treatment of awards in the event of divestiture. +

(10.4)	Form of Performance Share Plan award certificate (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017). +

(10.4.i)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award
Agreement (cash settled) (incorporated by reference to Exhibit 10.6.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023). +

(10.4.i(a))
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award
Agreement (cash settled, 100% total shareholder return performance metrics) (incorporated by reference to Exhibit 10.6.1(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2024. +

(10.4.ii)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award
Agreement (stock settled) (incorporated by reference to Exhibit 10.6.2 of the Company’s Annual
Report on Form 10-K for the fiscal year ended December 31, 2023). +

(10.4.ii(a))
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Unit Award
Agreement (stock settled, 100% total shareholder return performance metrics) (incorporated by reference to Exhibit 10.6.2(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 2024). +

(10.5)
Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement
(cash settled) (incorporated by reference to Exhibit 10.6.3 of the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2023). +

(10.5.i)
Form of Notice of Award under the Long-Term Incentive Plan Restricted Stock Unit Award Agreement
(stock settled) (incorporated by reference to Exhibit 10.6.4 of the Company’s Annual Report on Form
10-K for the fiscal year ended December 31, 2023). +

(10.6)
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

(10.7.i)
Addendum to Terms and Conditions of Offer of Employment Agreement dated October 30, 2024, by and between Andrew K. Silvernail and International Paper Company (incorporated by reference to
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,
2024). +

(10.7.ii)
Notice of Award under the 2024 Long-Term Incentive Plan Performance Stock Unit Inducement Award
(stock settled) between International Paper Company and Andrew K. Silvernail, accepted May 7, 2024
(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2024). +

(10.7.iii)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Units (stock settled)
between International Paper Company and Andrew K. Silvernail providing for retirement eligibility at
60 years of age regardless of service (incorporated by reference to Exhibit 10.2 to the Company’s
Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.7.iv)
Form of Notice of Award under the Long-Term Incentive Plan Performance Stock Units (stock settled)
between International Paper Company and Andrew K. Silvernail providing for retirement eligibility at
60 years of age regardless of service and 100% total shareholder return performance metrics. * +

(10.7.v)
Time Sharing Agreement dated May 14, 2024 (and effective May 1, 2024) by and between Andrew K
Silvernail and International Paper Company (incorporated by reference to Exhibit 10.5 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024). +

(10.7.v(a))
Notice of Termination of Time Sharing Agreement for Andrew K. Silvernail dated May 13, 2025
(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2025). +

(10.7.v(b))
Time Sharing Agreement dated June 13, 2025 by and between Andrew K. Silvernail and International
Paper Company reflecting use of leased aircraft (incorporated by reference to Exhibit 10.2 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025). +

(10.7.v(c))
Change-in-Control Agreement dated May 6, 2024, by and between Andrew K. Silvernail and
International Paper Company providing for retirement eligibility at 60 years of age regardless of service and cash severance payment equal to 2.99 times the sum of base salary plus target bonus
(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended June 30, 2024). +

(10.8)
Employment Offer Letter dated February 26, 2025, between International Paper Company and Lance
T. Loeffler (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q
for the quarter ended June 30, 2025). +

(10.8.i)
Notice of Award under the 2025 Long-Term Incentive Plan Restricted Stock Unit Inducement Award
(stock settled) between International Paper Company and Lance T. Loeffler, accepted April 22, 2025
(incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended March 30, 2025). +

(10.8.ii)
Notice of Top Off Award under the 2025 Long-Term Incentive Plan Performance Stock Units (stock settled) between International Paper Company and Lance T. Loeffler, providing for the target number of PSUs to be determined using the closing stock price of the business day immediately preceding the grant date, accepted August 7, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s
Quarterly Report on Form 10-Q for the quarter ended September 30, 2025). +

(10.9)
International Paper Company Pension Restoration Plan for Salaried Employees effective April 1, 1991
(corrected version of previously filed exhibit) (incorporated by reference to Exhibit 10.7 to the
Company’s Quarterly Report on Form 10-Q for the fiscal year ended December 31, 2023). +

(10.9.i)
Amendment Number One to the International Paper Company Pension Restoration Plan for Salaried
Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.8 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9.ii)
Amendment Number Two to the International Paper Company Pension Restoration Plan for Salaried
Employees effective January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's
Annual Report on Form 10K for the fiscal year ended December 31, 2019). +

(10.9.iii)
Amendment Number Three to the International Paper Company Pension Restoration Plan for Salaried
Employees effective January 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company's
Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9.iv)
Amendment Number Four to the International Paper Company Pension Restoration Plan for
Salaried Employees effective July 1, 2014 (incorporated by reference to Exhibit 10.11 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9.v)
Amendment Number Five to the International Paper Company Pension Restoration Plan for
Salaried Employees effective January 1, 2019 (incorporated by reference to Exhibit 10.12 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.9.vi)
Amendment Number Six to the International Paper Company Pension Restoration Plan for
Salaried Employees effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). +

(10.9.vii)
Amendment Number Seven to the International Paper Company Pension Restoration Plan for
Salaried Employees effective September 1, 2021 (incorporated by reference to Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023). +

(10.9.viii)
Amendment Number Eight to the International Paper Company Pension Restoration Plan for
Salaried Employees effective January 1, 2023 (incorporated by reference to Exhibit 10.13.2 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).+

(10.9.xi)
Amendment Number Nine to the Pension Restoration Plan for Salaried Employees executed on
May 12, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated
May 14, 2025). +

(10.10)
International Paper Company Unfunded Supplemental Retirement Plan for Senior Managers, as
amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.21 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007). +

(10.10.i)
Amendment No. 1 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective October 13, 2008 (incorporated by reference to Exhibit 10.3 to the
Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.10.ii)
Amendment No. 2 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective October 14, 2008 (incorporated by reference to Exhibit 10.5 to the
Company’s Current Report on Form 8-K dated October 17, 2008). +

(10.10.iii)
Amendment No. 3 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective December 8, 2008 (incorporated by reference to Exhibit 10.20 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008). +

(10.10.iv)
Amendment No. 4 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the
Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009). +

(10.10.v)
Amendment No. 5 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective October 31, 2009 (incorporated by reference to Exhibit 10.17 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). +

(10.10.vi)
Amendment No. 6 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers, effective January 1, 2012 (incorporated by reference to Exhibit 10.21 to the
Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011). +

(10.10.vii)
Amendment No. 7 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers effective July 12, 2016 (incorporated by reference to Exhibit 10.20 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.10.viii)
Amendment No. 8 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers effective January 1, 2019 (incorporated by reference to Exhibit 10.21 to the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019). +

(10.10.xi)
Amendment No. 9 to the International Paper Company Unfunded Supplemental Retirement Plan
for Senior Managers effective November 1, 2019 (incorporated by reference to Exhibit 10.1 to the
Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. +

(10.11)
Commitment Agreement, dated September 26, 2017, between International Paper Company and The
Prudential Insurance Company of America, relating to the Retirement Plan of International Paper
Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-
Q for the quarter ended September 30, 2017). +

(10.11.i)
Commitment Agreement, dated  September 25, 2018, between  International Paper Company and
The Prudential Insurance Company of  America, relating to the Retirement Plan  of International
Paper Company (corrected version of previously filed  exhibit) (incorporated by reference to  Exhibit
10.27 to the Company's Annual  Report on Form 10-K for the fiscal year  ended December 31, 2018).
+

(10.12)
Form of Non-Competition Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock units (incorporated by reference to Exhibit
10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).
+

(10.13)
Form of Non-Solicitation Agreement, entered into by certain Company employees (including named executive officers) who have received restricted stock unit awards (incorporated by reference to
Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,
2023). +

(10.14)*	Change-in-Control Agreement dated February 20, 2026, by and between Timothy S. Nicholls and International Paper Company. +

(10.14.i)
Form of Change-in-Control Agreement - Tier I, for the Chief Executive Officer and all "grandfathered"
senior vice presidents elected prior to 2012 (all but one named executive officer) - approved
September 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended September 30, 2013). +

(10.14.ii)
Form of Change-in-Control Agreement - Tier II, for all future senior vice presidents and all
"grandfathered" vice presidents (one named executive officer) elected prior to February 2008 -
approved September 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly
Report on Form 10-Q for the quarter ended September 30, 2013). +

(10.14.iii)
Form of Change-in-Control Agreement – Tier II, for all current and future senior vice presidents and all
“grandfathered” vice presidents elected prior to February 2008 – approved October 14, 2024
(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended September 30, 2024) +

(10.15)	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003). +

(10.16)	International Paper Company Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2025). +

(10.17)
Amendment No. 20 to the Second Amended and Restated Credit and Security Agreement,  dated
June 8, 2023, by and among  International Paper Company,  as servicer,  Red Bird Receivables, LLC, as borrower,  the lenders and co-agents from time to time party thereto,  and Mizuho Bank, Ltd.,  as
Administrative Agent (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2023).

(10.18)
Third Amended and Restated Five-Year Credit Agreement, dated as of June 7, 2023, among
International Paper Company, JPMorgan Chase Bank, N.A., individually and as administrative agent,
Citibank, individually and as syndication agent, and certain lenders (incorporated by reference to
Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2023.

(10.19)
Term Loan Agreement dated January 24, 2023, between International Paper Company and CoBank,
ACB, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current
Report on Form 8-K filed January 24, 2023).+

(10.20)
Securities Purchase Agreement for the divestiture of the International Paper Company’s Global
Cellulose Fibers business, by and among International Paper Company, International Paper Holdings
(Luxembourg) S.A.R.L, English Oak, LLC, Absorbent Fiber Bidco, Inc., Absorbent Fiber Acquisitions
Canada Ltd. And Absorbent Fiber Topco, Inc. dated August 20, 2025 (incorporated by reference to
Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 6, 2025).

(10.21)
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the
2026 Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
dated March 11, 2025).

(10.21.i)
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the
2027 Notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K
dated March 11, 2025).

(10.21.ii)
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the
2029 Notes (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K
dated March 11, 2025).

(10.21.iii)
Deed of Guarantee dated March 10, 2025, between International Paper Company in respect of the
2030 Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K
dated March 11, 2025).

(10.22)
Time Sharing Agreement dated October 17, 2014 (and effective November 1, 2014), by and between
Mark S. Sutton and International Paper Company (incorporated by reference to Exhibit 99.1 to the
Company’s Current Report on Form 8-K dated October 14, 2014). +

(10.23)
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between
International Paper Company and Clayton R. Ellis, providing for accelerated vesting, accepted
February 26, 2024. +

(10.24)
Notice of Award under the Recognition Award Plan Restricted Stock Units (stock settled) between
International Paper Company and James P. Royalty, Jr., providing for accelerated vesting, accepted
January 10, 2024. +

19	Insider trading policies and procedures
(19)	International Paper Company Insider Trading Policy amended and restated as of January 31, 2025.

21	Subsidiaries of the registrant
(21)*	Subsidiaries and Joint Ventures.

23	Consents of experts and counsel
(23.i)	Consent of Independent Registered Public Accounting Firm. *

24	Power of attorney
(24)	Power of Attorney (contained on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014). *

31	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Certification by Andrew K. Silvernail, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

(31.2)	Certification by Lance T. Loeffler, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Section 1350 Certifications
(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Policy relating to recovery of erroneously awarded compensation
(97)	International Paper Company Clawback Policy.

99	Additional Exhibits

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document. *

(101.SCH)	XBRL Taxonomy Extension Schema *

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase *

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase *

(101.LAB)	XBRL Taxonomy Extension Label Linkbase *

(101.PRE)	XBRL Extension Presentation Linkbase *

(104)	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101. *
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
INTERNATIONAL PAPER COMPANY

By:	/S/ JOSEPH R. SAAB	February 27, 2026
Joseph R. Saab
Senior Vice President, General Counsel and Corporate Secretary
POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lance T. Loeffler, Joseph R. Saab and Amanda M. Jenkins as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the U.S. Securities and
Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ANDREW K. SILVERNAIL	Chairman of the Board & Chief Executive Officer and Director	February 27, 2026
Andrew K. Silvernail

/S/ JAMIE A. BEGGS	Director	February 27, 2026
Jamie A. Beggs

/S/ CHRISTOPHER M. CONNOR	Director	February 27, 2026
Christopher M. Connor

/S/ AHMET C. DORDUNCU	Director	February 27, 2026
Ahmet C. Dorduncu

/S/ ANDERS GUSTAFSSON	Director	February 27, 2026
Anders Gustafsson

/S/ JACQUELINE C. HINMAN	Director	February 27, 2026
Jacqueline C. Hinman

/s/ CLINTON A. LEWIS, JR.	Director	February 27, 2026
Clinton A. Lewis, Jr.

/S/ DAVID A. ROBBIE	Director	February 27, 2026
David A. Robbie

/s/ KATHRYN D. SULLIVAN	Director	February 27, 2026
Kathryn D. Sullivan

/s/ SCOTT A. TOZIER	Director	February 27, 2026
Scott A. Tozier

/s/ ANTON V. VINCENT	Director	February 27, 2026
Anton V. Vincent

/S/ LANCE T. LOEFFLER	Senior Vice President and Chief Financial Officer	February 27, 2026
Lance T. Loeffler

/S/ HOLLY G. GOUGHNOUR	Vice President and Chief Accounting Officer	February 27, 2026
Holly G. Goughnour
A-1

APPENDIX I
2025 LISTING OF FACILITIES
(all facilities are owned except noted otherwise)

PACKAGING SOLUTIONS NORTH AMERICA	Ontario, California	Fridley, Minnesota
	Salinas, California	Minneapolis, Minnesota, leased
Containerboard	Sanger, California	Shakopee, Minnesota
U.S.:	Santa Fe Springs, California (2 locations)	White Bear Lake, Minnesota
Pine Hill, Alabama	Tracy, California	Houston, Mississippi
Prattville, Alabama	Golden, Colorado	Jackson, Mississippi
Selma, Alabama (Riverdale Mill)	Wheat Ridge, Colorado	Magnolia, Mississippi, leased
Cantonment, Florida (Pensacola Mill)	Putnam, Connecticut	Olive Branch, Mississippi
Riceboro, Georgia (1)	Orlando, Florida	Fenton, Missouri
Rome, Georgia	Plant City, Florida	Kansas City, Missouri
Savannah, Georgia (1)	Tampa, Florida, leased	Maryland Heights, Missouri
Cayuga, Indiana	Columbus, Georgia	North Kansas City, Missouri, leased
Cedar Rapids, Iowa	Forest Park, Georgia	St. Joseph, Missouri
Henderson, Kentucky	Griffin, Georgia	St. Louis, Missouri (2)
Maysville, Kentucky	Lithonia, Georgia	Omaha, Nebraska
Bogalusa, Louisiana	Savannah, Georgia (1)	McCarran, Nevada
Campti, Louisiana (1)	Tucker, Georgia	Barrington, New Jersey
Mansfield, Louisiana	Aurora, Illinois (3 locations), 1 leased	Bellmawr, New Jersey
Vicksburg, Mississippi	Bedford Park, Illinois	Milltown, New Jersey, leased
Valliant, Oklahoma	Belleville, Illinois	Spotswood, New Jersey
Springfield, Oregon	Carol Stream, Illinois	Thorofare, New Jersey
Reading, Pennsylvania	Des Plaines, Illinois	Vineland, New Jersey
	Lincoln, Illinois	Binghamton, New York
International:	Montgomery, Illinois	Buffalo, New York
Veracruz, Mexico (2)	Northlake, Illinois	Rochester, New York
	Butler, Indiana	Scotia, New York
Corrugated Packaging	Crawfordsville, Indiana	Utica, New York
U.S.:	Fort Wayne, Indiana	Asheboro, North Carolina
Bay Minette, Alabama	Indianapolis, Indiana (3 locations)	Charlotte, North Carolina (2 locations), 1 leased
Decatur, Alabama	Lebanon, Indiana	Greensboro, North Carolina
Dothan, Alabama leased	Saint Anthony, Indiana	Holly Springs, North Carolina
Huntsville, Alabama	Tipton, Indiana	Lumberton, North Carolina
Conway, Arkansas	Cedar Rapids, Iowa	Manson, North Carolina
Fort Smith, Arkansas (2 locations)	Waterloo, Iowa	Newton, North Carolina
Russellville, Arkansas (2 locations)	Garden City, Kansas	Byesville, Ohio
Tolleson, Arizona	Bowling Green, Kentucky	Delaware, Ohio
Yuma, Arizona	Lexington, Kentucky	Eaton, Ohio
Anaheim, California	Louisville, Kentucky (1)	Madison, Ohio
Buena Park, California, leased (2)	Walton, Kentucky	Marion, Ohio (1)
Camarillo, California	Bogalusa, Louisiana	Marysville, Ohio leased
Carson, California	Lafayette, Louisiana	Middletown, Ohio
Cerritos, California, leased	Shreveport, Louisiana	Mt. Vernon, Ohio
Compton, California (1)	Springhill, Louisiana	Newark, Ohio
Elk Grove, California	Auburn, Maine	Streetsboro, Ohio
Exeter, California	Cambridge, Maryland	Wooster, Ohio
Gilroy, California (2 locations)	Three Rivers, Michigan	Oklahoma City, Oklahoma
Los Angeles, California (1)	Arden Hills, Minnesota	Beaverton, Oregon
Modesto, California	Austin, Minnesota	Hillsboro, Oregon
A-2

Portland, Oregon	Recycling	Corrugated Packaging
Salem, Oregon, leased	U.S.:	Kalsdorf, Austria
Atglen, Pennsylvania	Phoenix, Arizona (2)	Margarethen, Austria
Biglerville, Pennsylvania (2 locations)	Fremont, California	Buggenhout, Belgium
Eighty-four, Pennsylvania	Norwalk, California	Gent, Belgium
Hazleton, Pennsylvania (1)	West Sacramento, California	Harelbeke, Belgium, leased
Kennett Square, Pennsylvania	Itasca, Illinois	Vogosca, Bosnia, leased
Lancaster, Pennsylvania	Des Moines, Iowa	Pazardzhik, Bulgaria
Mount Carmel, Pennsylvania	Wichita, Kansas (2)	Belisce, Croatia
New Castle, Pennsylvania	Roseville, Minnesota	Koprivnica, Croatia
Reading, Pennsylvania	Omaha, Nebraska	Boletice, Czech Republic
Columbia, South Carolina	Charlotte, North Carolina	Jihlava, Czech Republic, leased
Georgetown, South Carolina	Beaverton, Oregon	Jilove, Czech Republic
Laurens, South Carolina	Springfield, Oregon, leased	Grenaa, Denmark
Lexington, South Carolina	Reading, Pennsylvania	Taulov, Denmark
Ashland City, Tennessee, leased	Carrollton, Texas	Vejle, Denmark
Elizabethton, Tennessee, leased	Salt Lake City, Utah	Tallinn, Estonia
Greeneville, Tennessee	Richmond, Virginia	Tampere, Finland, leased
Morristown, Tennessee	Kent, Washington	Atlantique, France
Murfreesboro, Tennessee		Bretagne, France
Amarillo, Texas	International:	Cabourg, France (2)
Carrollton, Texas (2 locations)	Monterrey, Mexico, leased (2)	Chalon, France
Edinburg, Texas (1)	Xalapa, Veracruz, Mexico, leased (2)	Contoire Hamel, France
El Paso, Texas		Durtal, France
Ft. Worth, Texas, leased		Espaly, France
Grand Prairie, Texas	Bags	Fegersheim, France
Hidalgo, Texas	U.S.:	Gasny, France
McAllen, Texas	Buena Park, California (2)	Kaypac, France
San Antonio, Texas	Beaverton, Oregon (2)	Kunheim, France
Sealy, Texas	Grand Prairie, Texas (2)	Mehun, France
Waxahachie, Texas		Meyzieux, France
Lynchburg, Virginia		Mortagne, France (2)
Petersburg, Virginia	PACKAGING SOLUTIONS EMEA	Neuville, France
Richmond, Virginia		Rives, France
Roanoke, Virginia	Containerboard	Rochechouart, France
Winchester, Virginia	Belisce, Croatia (1)	Rouen, France
Moses Lake, Washington	Rouen, France	Saint Amand, France (2)
Olympia, Washington	Kaysersberg, France	Saint Just, France
Yakima, Washington	Coullons, France (1)	Savoie, France
Fond du Lac, Wisconsin	Contoire Hamel, France	Sud Est, France
Manitowoc, Wisconsin	Aschaffenburg, Germany	Sud Ouest, France
	Witzenhausen, Germany	Toury, France
International:	Lucca, Italy	Toutembal, France
Rancagua, Chile	Kenitra, Morocco	Velin, France
Apodaco (Monterrey), Mexico, leased	Viana, Poland	Vervins, France
Juarez, Mexico (2 locations), leased	Zarnesti, Romania	Arenshausen, Germany
Los Mochis, Mexico	Madrid, Spain	Arnstadt, Germany
Puebla, Mexico, leased	Alcolea, Spain	Donauwoerth, Germany, leased
Reynosa, Mexico	Dueñas, Spain	Endingen, Germany, leased
San Jose Iturbide, Mexico	Kemsley, United Kingdom	Erlensee, Germany
Santa Catarina, Mexico		Fulda, Germany
Silao, Mexico		Hamburg, Germany, leased
Toluca, Mexico		Hövelhof, Germany
Zapopan, Mexico		Lahnau, Germany
A-3

Mannheim, Germany	Timisoara, Romania	Recycling
Minden, Germany	Krusevac, Serbia	Koprivnica, Croatia, leased
Nördlingen, Germany	Valjevo, Serbia	Kutina, Croatia, leased
Paderborn, Germany, leased	Martin, Slovakia	Novi Dori, Croatia, leased
Polkenberg, Germany	Brestanica, Slovenia	Osijek, Croatia, leased
Traunreut, Germany, leased	Logatec, Slovenia	Rijeka, Croatia, leased
Wolfsgruen, Germany	Rakek, Slovenia	S. Brod, Croatia, leased
Ierapetra, Greece	Alcolea, Spain	Split, Croatia, leased
Korinthos, Greece	Andopack, Spain	Zadar, Croatia, leased
Thessaloniki, Greece	Barcelona, Spain	Ancona/Marina, Italy, leased
Fuzesabony, Hungary	Bilbao, Spain (2)	Casarile, Italy, leased
Gyor, Hungary	Cartogal, Spain	Turin, Italy, leased
Nagykata, Hungary	Cartón Lucena, Spain	Figueria, Portugal, leased
Agugliano, Italy	Dicesa, Spain	Porto, Portugal, leased
Arcore, Italy	Dueñas, Spain	Cluj, Romania leased
Bellusco, Italy	Galicia, Spain	Stefanesti, Romania, leased
Brescello, Italy	Gandia, Spain	Timisoara, Romania
Busto, Italy	Grinon, Spain	Belgrade, Serbia, leased
Casarile, Italy	Las Palmas, Spain	Central Spain, Spain
Castelfranco Emilia, Italy	Madrid, Spain (2 locations)	Madrid, Spain, leased
Catania, Italy	Montblanc, Spain	Kemsley, United Kingdom
Cornuda, Italy	Pamplona, Spain
Ferrara, Italy, leased	Penedes, Spain
Lari, Italy	Tavernes de la Valldigna, Spain	GLOBAL CELLULOSE FIBERS
Marlia, Italy	Tenerife, Spain
Pessione, Italy	Torrelavit, Spain	Pulp
Pomezia, Italy	Valls, Spain	U.S.:
Porcari, Italy	Mariestad, Sweden	Flint River, Georgia
Quargnento, Italy	Värnamo, Sweden	Port Wentworth, Georgia
Rosa, Italy	Oftringen, Switzerland	Columbus, Mississippi (2 locations)
San Felice, Italy	Belper, United Kingdom	New Bern, North Carolina
Vigasio, Italy	Blunham, United Kingdom	Riegelwood, North Carolina
Vilnius, Lithuania, leased	Burscough, United Kingdom, leased	Franklin, Virginia
Agadir, Morocco	Claycross, United Kingdom (1)
Casablanca, Morocco	Crumlin, United Kingdom
Tangier, Morocco	Devizes, United Kingdom	International:
Almelo, Netherlands	Ely, United Kingdom	Grande Prairie, Alberta, Canada
Barneveld, Netherlands	Featherstone, United Kingdom	Gdansk, Poland
Eerbeek, Netherlands	Fordham, United Kingdom
Loven, Netherlands	Hinckley, United Kingdom	DISTRIBUTION
Tilburg, Netherlands	Kettering, United Kingdom
Skopje, North Macedonia	Launceston, United Kingdom	International:
Belchatow, Poland	Livingston, United Kingdom	Guangzhou, China, leased
Kielce, Poland (2 locations)	Lockerbie, United Kingdom	Hong Kong, China, leased (1)
Kutno, Poland	Louth, United Kingdom	Shanghai, China, leased
Olawa, Poland	Newcastle, United Kingdom (1)	Japan, leased
Albarraque, Portugal	Plymouth, United Kingdom (1)	Korea, leased (1)
Carregal do Sal, Portugal	Redditch, United Kingdom, leased	Singapore, leased
Gopaca - Porto, Portugal	Sheerness, United Kingdom (1)
Guilhabreu, Portugal	Wellingborough, United Kingdom (1)	(1) Closed in 2025
Leiria, Portugal		(2) Sold in 2025
Ovar, Portugal (2)
Ghimbav, Romania