Form 10-Q
period 2026-03-31
INTERNATIONAL PAPER CO /NEW/
filed 2026-05-05
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of May 1, 2026 was 529,516,974.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net Sales	$5,971	$5,264
Costs and Expenses
Cost of products sold	4,244	3,805
Selling and administrative expenses	510	487
Depreciation and amortization	489	520
Distribution expenses	513	417
Taxes other than payroll and income taxes	41	87
Restructuring charges, net	23	83
Net (gains) losses on sales and impairments of assets	—	(67)
Interest expense, net	76	84
Non-operating pension expense (income)	(18)	3
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	93	(155)
Income tax provision (benefit)	17	(32)
Equity earnings (loss), net of taxes	—	(1)
Earnings (Loss) From Continuing Operations	$76	$(124)
Discontinued operations, net of taxes	(16)	19
Net Earnings (Loss)	$60	$(105)
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.14	$(0.28)
Discontinued operations	(0.03)	0.04
Net earnings (loss)	$0.11	$(0.24)
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.14	$(0.28)
Discontinued operations	(0.03)	0.04
Net earnings (loss)	$0.11	$(0.24)
Average Shares of Common Stock Outstanding – assuming dilution	531.8	437.6
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net Earnings (Loss)	$60	$(105)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	12	16
Pension and postretirement adjustments:
U.S. plans	16	8
Non-U.S. plans	1	—
Change in cumulative foreign currency translation adjustment	(5)	410
Net gains/(losses) on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	137	(52)
Reclassification adjustment for (gains) losses included in net earnings (losses)	1	(1)
Total Other Comprehensive Income (Loss), Net of Tax	162	381
Comprehensive Income (Loss)	$222	$276

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$1,236	$1,145
Restricted cash	63	—
Accounts and notes receivable, net	4,022	3,791
Contract assets	670	635
Assets held for sale	85	1,800
Inventories	1,902	2,012
Other current assets	602	723
Total Current Assets	8,580	10,106
Plants, Properties and Equipment, net	14,252	14,443
Goodwill	5,297	5,326
Intangibles, net	4,060	4,043
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,354	2,349
Right of Use Assets	652	697
Overfunded Pension Plan Assets	507	486
Deferred Charges and Other Assets	732	514
Total Assets	$36,434	$37,964
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$918	$992
Accounts payable	3,833	3,902
Accrued payroll and benefits	693	834
Liabilities held for sale	6	502
Other current liabilities	1,623	1,669
Total Current Liabilities	7,073	7,899
Long-Term Debt	8,175	8,839
Deferred Income Taxes	1,963	1,898
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,129	2,127
Long-Term Lease Obligations	450	486
Underfunded Pension Benefit Obligation	297	316
Postretirement and Postemployment Benefit Obligation	131	133
Other Liabilities	1,408	1,439
Equity
Common stock, $1 par value, 2026 – 627.0 shares and 2025 – 627.0 shares	627	627
Paid-in capital	14,352	14,414
Retained earnings	4,699	4,885
Accumulated other comprehensive income (loss)	(366)	(528)
	19,312	19,398
Less: Common stock held in treasury, at cost, 2026 – 97.6 shares and 2025 – 99.0 shares	4,504	4,571
Total Equity	14,808	14,827
Total Liabilities and Equity	$36,434	$37,964
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net earnings (loss)	$60	$(105)
Depreciation and amortization	489	571
Deferred income tax provision (benefit), net	7	(74)
Restructuring charges, net	23	83
Net (gains) losses on sales and impairments of businesses	3	—
Net (gains) losses on sales and impairments of assets	—	(67)
Periodic pension (income) expense, net	13	13
Other, net	52	(87)
Changes in operating assets and liabilities
Accounts and notes receivable	(158)	(178)
Contract assets	(39)	(47)
Inventories	58	22
Accounts payable	158	97
Other current liabilities	(272)	(444)
Other current assets	217	(72)
Cash Provided By (Used For) Operations	611	(288)
Investment Activities
Capital expenditures	(517)	(330)
Acquisitions, net of cash acquired	—	415
Proceeds from divestitures, net of cash divested	1,059	—
Proceeds from sale of fixed assets	21	83
Proceeds from insurance recoveries	8	28
Other	(6)	41
Cash Provided By (Used For) Investment Activities	565	237
Financing Activities
Issuance of debt	—	239
Reduction of debt	(660)	(6)
Change in book overdrafts	(84)	94
Repurchases of common stock and payments of restricted stock tax withholding	(30)	(62)
Dividends paid	(245)	(244)
Cash Provided By (Used For) Financing Activities	(1,019)	21
Cash Included in Assets Held for Sale	—	(2)
Effect of Exchange Rate Changes on Cash and Temporary Investments and Restricted Cash	(11)	18
Change in Cash and Temporary Investments and Restricted Cash	146	(14)
Cash and Temporary Investments and Restricted Cash
Beginning of period	1,161	1,170
End of period	$1,307	$1,156

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and, in the opinion of management, include all adjustments that are necessary for the fair presentation of International Paper Company’s ("International Paper's," "the Company’s," "IP's" or "our") financial position, results of operations, and cash flows for the interim periods presented. Except as disclosed herein, such adjustments are of a normal, recurring nature. Results for the first three months of the year may not necessarily be indicative of full year results. You should read these unaudited condensed financial statements in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "Annual Report"), which have previously been filed with the U.S. Securities and Exchange Commission (the "SEC").

Global Cellulose Fibers Discontinued Operations

On January 23, 2026, the Company completed the previously announced sale of its Global Cellulose Fibers ("GCF") business to American Industrial Partners ("AIP"). All current and historical operating results of the GCF business are presented as Discontinued Operations, net of taxes, in the consolidated statements of operations. All historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2025. See Note 9 - Divestitures for further details regarding the Global Cellulose Fibers business and discontinued operations.
PS EMEA Spin-Off
On January 29, 2026, the Company announced a plan to create two independent, publicly traded companies through the separation of its Packaging Solutions North America ("PS NA") and Packaging Solutions Europe, Middle East and Africa ("PS EMEA") businesses. The PS NA business will be comprised of the Company's current business in North America, including both legacy IP and DS Smith assets, and the PS EMEA business will be comprised of both legacy DS Smith and IP assets in EMEA. The separation is expected to be structured as a spin-off of the PS EMEA businesses to shareholders and is expected to be completed in 12-15 months from the announcement date, subject to the satisfaction of certain customary conditions.

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

Disaggregated Revenue

	Three Months Ended March 31, 2026
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,425	$—	$22	$3,447
EMEA	—	2,323	—	2,323
Pacific Rim and Asia	5	—	—	5
Americas, other than U.S.	196	—	—	196
Total	$3,626	$2,323	$22	$5,971
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended March 31, 2025
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,498	$—	$12	$3,510
EMEA	—	1,550	—	1,550
Pacific Rim and Asia	11	—	—	11
Americas, other than U.S.	193	—	—	193
Total	$3,702	$1,550	$12	$5,264
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments are received during the fourth quarter each year for goods that will be transferred to customers over the following twelve months. Contract liabilities of $25 million and $18 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months ended March 31, 2026 and 2025 is provided below:

	Three Months Ended March 31, 2026
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$627	$14,414	$4,885	$(528)	$4,571	$14,827
Issuance of stock for various plans, net	—	(62)	—	—	(97)	35
Repurchase of stock	—	—	—	—	30	(30)
Common stock dividends ($0.4625 per share)	—	—	(246)	—	—	(246)
Comprehensive income (loss)	—	—	60	162	—	222
Ending Balance, March 31	$627	$14,352	$4,699	$(366)	$4,504	$14,808

	Three Months Ended March 31, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(113)	—	—	(159)	46
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	62	(62)
Common stock dividends ($0.4625 per share)	—	—	(250)	—	—	(250)
Comprehensive income (loss)	—	—	(105)	381	—	276
Ending Balance, March 31	$627	$14,350	$9,038	$(1,341)	$4,582	$18,092

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Loss ("AOCL"), net of tax, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,099)	$(1,312)
Amounts reclassified from accumulated other comprehensive income (loss)	29	24
Balance at end of period	(1,070)	(1,288)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	630	(402)
Other comprehensive income (loss) before reclassifications	(8)	410
Amounts reclassified from accumulated other comprehensive income (loss)	3	—
Balance at end of period	625	8
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	(59)	(8)
Other comprehensive income (loss) before reclassifications	137	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	1	(1)
Balance at end of period	79	(61)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(366)	$(1,341)

The following table presents details of the reclassifications out of AOCL for the three months ended March 31, 2026 and 2025:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)			Location of Amount Reclassified from AOCL
	Three Months Ended March 31,
	2026	2025
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(4)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(16)	(18)	(a)	Non-operating pension expense (income)
Settlement charge	(19)	(8)	(a)	Discontinued operations, net of taxes and Non-operating pension expense (income)
Total pre-tax amount	(38)	(30)
Tax (expense) benefit	9	6
Net of tax	(29)	(24)

Change in cumulative foreign currency translation adjustments:
Business divestitures	(3)	—		Discontinued operations, net of taxes
Tax (expense)/benefit	—	—
Net of tax	(3)	—

Net gains and losses on cash flow hedging derivatives:
Commodity contracts	(2)	1	(b)	Cost of products sold
Total pre-tax amount	(2)	1
Tax (expense)/benefit	1	—
Net of tax	(1)	1
Total reclassifications for the period	$(33)	$(23)

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended March 31,
In millions, except per share amounts	2026	2025
Earnings (loss) from continuing operations	$76	$(124)
Weighted average common shares outstanding	528.8	437.6
Effect of dilutive securities (a)
Restricted performance share plan	3.0	—
Weighted average common shares outstanding – assuming dilution	531.8	437.6
Basic earnings (loss) per share from continuing operations	$0.14	$(0.28)
Diluted earnings (loss) per share from continuing operations	$0.14	$(0.28)
(a) 6.1 million of securities were anti-dilutive for the three months ended March 31, 2025 and were not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

During the three months ended March 31, 2026, the Company recorded restructuring charges of $23 million. These charges included:

In millions	Three Months Ended March 31, 2026
Riceboro mill closure costs (a)	$7
Resource and asset realignment - PS EMEA (b)	8
Resource and asset realignment - PS NA (c)	8
$23

(a) Includes severance charges of $3 million, the majority of which have been paid, and other costs of $4 million as of March 31, 2026.

(b) Includes severance charges of $4 million, of which $3 million is recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet as of March 31, 2026, and other costs of $4 million which were paid in the first quarter of 2026. The severance charges will be paid within the next twelve months.

(c) Includes severance charges of $6 million recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet as of March 31, 2026 and other costs of $2 million. The severance charges will be paid within the next twelve months.

During the three months ended March 31, 2025, the Company recorded restructuring charges of $83 million. The charges included:

In millions	Three Months Ended March 31, 2025
Red River mill closure costs (a)	$78
Resource and asset realignment - PS NA (b)	5
$83

(a) Includes charges of $78 million for costs associated with the permanent closure of our Red River containerboard mill in Campti, Louisiana. Included in the $78 million of restructuring charges was $17 million of severance charges, $22 million of inventory charges and $39 million of other costs. The majority of the severance charges were paid in 2025.

(b) Includes restructuring charges of $5 million for other costs related to our 80/20 strategic approach.

NOTE 8 - ACQUISITIONS

On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith, a leading provider of sustainable paper-based packaging solutions across Europe and North America. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, the total purchase consideration for the completed acquisition was approximately $9.9 billion. Acquisition-related costs were $87 million for the three months ended March 31, 2025 and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. On February 4, 2025, the Company began trading the New Company Common Stock and continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

The Company accounted for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the fair value assigned to assets and liabilities acquired as of January 31, 2025:

In millions
Cash and temporary investments	$448
Accounts and notes receivable	1,301
Contract assets	236
Inventories	626
Other current assets	311
Plants, properties and equipment	6,707
Intangibles	3,915
Goodwill	4,335
Overfunded pension plan assets	79
Right of use assets	270
Deferred charges and other assets	84
Total assets acquired	18,312
Notes payable and current maturities of long-term debt	118
Accounts payable	1,660
Accrued payroll and benefits	232
Other current liabilities	783
Long-term debt	3,571
Deferred income taxes	1,513
Underfunded pension benefit obligation	71
Long-term lease obligations	199
Other liabilities	256
Total liabilities assumed	8,403
Net assets acquired	$9,909

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

Net sales of $1.3 billion and Net earnings (loss) of $(107) million were included in the Company's condensed consolidated statement of operations for the three months ended March 31, 2025.

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

(b) Includes $10 million of intangible assets with indefinite lives.

Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

Three Months Ended March 31
In millions	2025 (Unaudited)
Net Sales	$6,636
Net Earnings (Loss)	(107)

The unaudited pro forma information for the three months ended March 31, 2025 includes additional amortization expense on identifiable intangible assets of $9 million, additional depreciation expense on identifiable fixed assets of $6 million and eliminates the incremental expense of $70 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $65 million.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on the preliminary valuation and information available as of March 31, 2025 and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operations as if the transaction described above would have occurred as of January 1, 2024, nor is it necessarily an indicator of future results.

In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain). On June 30, 2025, the Company completed the sale of these locations to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash. The Company recorded a net gain of $46 million in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations during the year ended December 31, 2025.

NOTE 9 - DIVESTITURES

Global Cellulose Fibers: On January 23, 2026, the Company completed the sale of its Global Cellulose Fibers business to AIP for cash consideration of $1.1 billion and the issuance of preferred stock with an aggregate initial liquidation preference of $168 million, subject to final working capital and net debt adjustments. The Company’s preferred stock investment does not have a readily determinable fair value and, accordingly, is measured using the measurement alternative. Under this approach, the investment is carried at cost and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, as well as for any indicators of impairment. The fair value of the preferred stock was $168 million on the transaction closing date, and the Company did not identify any observable price changes or indicators of impairment as of March 31, 2026. In connection with the completed sale, the Company recorded a net loss on the sale of the business of $3 million in Discontinued Operations, net of taxes in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2026.

All current and historical operating results of the Global Cellulose Fibers business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All historical assets and liabilities of the Global Cellulose Fibers business are classified as Assets held for sale and Liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2025.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the Global Cellulose Fibers business for all current and prior periods presented in the condensed consolidated statement of operations:

	Three Months Ended March 31,
In millions	2026	2025
Net Sales	$115	$637
Costs and Expenses
Cost of products sold	93	454
Selling and administrative expenses	6	42
Depreciation and amortization	—	51
Distribution expenses	13	66
Taxes other than payroll and income taxes	2	7
Net (gains) losses on sales and impairment of business	3	—
Interest expense, net	—	(3)
Non-operating pension expense (income)	19	—
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	(21)	20
Income tax provision (benefit)	(5)	1
Discontinued Operations, Net of Taxes	$(16)	$19

The following summarizes the major classes of assets and liabilities of the Global Cellulose Fibers business and reconciled to Assets held for sale and Liabilities held for sale as of December 31, 2025 in the accompanying condensed consolidated balance sheet:

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

The following summarizes the cash provided by (used for) operations and cash provided by (used for) investment activities related to the Global Cellulose Fibers business and included in the condensed consolidated statement of cash flows:

In millions	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash Provided By (Used For) Operating Activities	$68	$38
Cash Provided By (Used For) Investment Activities	$(45)	$(36)

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost which approximates fair value. Temporary investments totaled $599 million and $477 million at March 31, 2026 and December 31, 2025, respectively.

Restricted Cash

A reconciliation of Cash and temporary investments and Restricted cash in the condensed consolidated balance sheet to Cash and temporary investments and restricted cash in the condensed consolidated statement of cash flows for the three months ended March 31, 2026 is below:

In millions	March 31, 2026
Cash and temporary investments	$1,236
Restricted cash	63
Cash included in assets held for sale	8
Cash and Temporary Investments and Restricted Cash	$1,307

The Company's restricted cash at March 31, 2026 consists of cash proceeds of $63 million from the sale of the GCF business completed in January 2026. The restricted cash was released in the second quarter of 2026. See Note 9 - Divestitures for further details regarding the total consideration received for the sale of the GCF.

Accounts and Notes Receivable, Net

In millions	March 31, 2026	December 31, 2025
Trade (less allowances of $72 and $70, respectively)	$3,519	$3,355
Other	503	436
Total	$4,022	$3,791

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	March 31, 2026	December 31, 2025
Raw materials	$407	$447
Finished packaging products	724	792
Operating supplies	697	691
Other	74	82
Total	$1,902	$2,012

Plants, Properties and Equipment

Accumulated depreciation was $18.6 billion and $18.4 billion at March 31, 2026 and December 31, 2025, respectively. Depreciation expense was $410 million and $472 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense for the three months ended March 31, 2026 and 2025 includes $16 million and $197 million, respectively, of accelerated depreciation related to mill and plant closures.

Non-cash additions to plants, properties and equipment included within accounts payable were $180 million and $240 million at March 31, 2026 and December 31, 2025, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $389 million and $368 million of supplier finance program liabilities as of March 31, 2026 and December 31, 2025, respectively.

Interest

Interest payments made during the three months ended March 31, 2026 and 2025 were $104 million and $97 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended March 31,
In millions	2026	2025
Interest expense	$132	$135
Interest income	56	51
Capitalized interest costs	10	5

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $191 million and $193 million related to asset retirement obligations at March 31, 2026 and December 31, 2025, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 27 years. Total lease costs were $115 million and $96 million for the three months ended March 31, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets	$652	$697
Finance lease assets	Plants, properties and equipment, net (a)	70	70
Total leased assets		$722	$767
Liabilities
Current
Operating	Other current liabilities	$216	$221
Finance	Notes payable and current maturities of long-term debt	17	17
Noncurrent
Operating	Long-term lease obligations	450	486
Finance	Long-term debt	53	54
Total lease liabilities		$736	$778

(a)Finance leases are recorded net of accumulated amortization of $68 million and $69 million as of March 31, 2026 and December 31, 2025, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the three months ended March 31, 2026:

In millions	PS NA	PS EMEA	Total
Balance as of January 1, 2026
Goodwill	$3,968	$3,960	$7,928
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	3,909	1,417	5,326
Goodwill additions/reductions	—	—	—
Currency translation	—	(29)	(29)
Balance as of March 31, 2026
Goodwill	3,968	3,931	7,899
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	$3,909	$1,388	$5,297

Other Intangibles

Identifiable intangible assets comprised of the following:

	March 31, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,156	$594	$3,562	$4,063	$535	$3,528
Trade names	397	25	372	398	21	377
Software (a)	141	43	98	142	39	103
Other	96	68	28	102	67	35
Total	$4,790	$730	$4,060	$4,705	$662	$4,043
(a) Of this balance, $69 million and $76 million has been placed in service at March 31, 2026 and December 31, 2025, respectively.
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended March 31,
In millions	2026	2025
Amortization expense related to intangible assets	$79	$48

NOTE 13 - INCOME TAXES

International Paper received net income tax refunds of $236 million and made income tax payments, net of refunds, of $45 million for the three months ended March 31, 2026 and 2025, respectively.

During the first quarter of 2026, the Company received a $281 million refund from the Internal Revenue Service consisting of $270 million of tax and $11 million of interest. This refund was related to the capital loss carryback claim filed in the fourth quarter of 2025.

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

International Paper reviews inquiries, administrative proceedings and litigation, including with respect to environmental matters, on an ongoing basis and establishes an estimated liability for specific legal proceedings and other loss contingencies when it determines that the likelihood of an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. In addition, if the likelihood of an unfavorable outcome with respect to material loss contingencies is reasonably possible and International Paper is able to determine an estimate of the possible loss or range of loss, whether in excess of a related accrued liability or where there is no accrued liability, International Paper will disclose the estimate of the possible loss or range of loss. When no amount in a range of loss is more likely than any other amount in the range, the low end of the range is used as the estimate of the possible loss. International Paper’s assessment of whether a loss is probable is based on management’s assessment of the ultimate outcome of the matter.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. Reserve amounts may decline as remediation spending occurs. International Paper’s estimated probable liability for these environmental matters, totaled approximately $271 million and $270 million in the aggregate as of March 31, 2026 and December 31, 2025, respectively.

Cass Lake: One matter involves a closed wood-treatment facility located in Cass Lake, Minnesota . The Company is performing remedial action ("RA") and continues to cooperate with the U.S. Environmental Protection Agency (“EPA”) on the remaining remediation goals. The estimated liability for the Cass Lake superfund site was $48 million and $47 million as of March 31, 2026 and December 31, 2025, respectively.

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

The total combined reserve for liabilities for OU5, Area 1 and OU1 was $18 million and $20 million as of March 31, 2026 and December 31, 2025, respectively.

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

With respect to the northern impoundment, design revisions in 2024 and 2025 resulted in an increase to the reserve of $27 million. The total estimated liability for the southern and northern impoundment was $97 million as of both March 31, 2026 and December 31, 2025. The current reserve primarily reflects the Company’s 50% share of our estimate of the low end of the range of probable costs for the northern impoundment. Additional losses in excess of our recorded liability are possible due to uncertainties in future cost, timing and the development of additional site technical data pertaining to geotechnical, hydrological and other environmental conditions. The EPA on April 28, 2026 issued a unilateral administrative order, requiring implementation of the RA for the site's northern impoundment and sand separation area. As of the date of this filing, the Company is evaluating the requirements and potential implications of the unilateral administrative order.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment in Sprague, Connecticut contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was developed in 2023 and a $30 million reserve established. Negotiations with state and federal governmental officials about scope and timing of the remediation are ongoing. The total estimated liability for Versailles Pond was $29 million as both of March 31, 2026 and December 31, 2025.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to these pending and future asbestos-related claims was $110 million and $103 million net of insurance recoveries as of March 31, 2026 and December 31, 2025, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to these asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

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

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including International Paper's Italian packaging subsidiary ("IP Italy") and certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. Following a series of appeals by IP Italy to the Italian Council of State, IP Italy's fine was reduced by €6 million (approximately $6 million). As of March 31, 2026, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, by a number of customers for damages associated with the alleged anticompetitive conduct. Given the various stages, facts and circumstances of these claims and the intention of the Company to defend robustly against such claims, it is not possible to predict the overall outcome and ultimate potential liability that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter:

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), which was a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $113 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $313 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $426 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $269 million of the total $426 million as of March 31, 2026. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at March 31, 2026. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of March 31, 2026, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The Timber Notes of $2.4 billion and the Extension Loans of $2.1 billion both mature in 2027 and are shown in Long-term nonrecourse financial assets of variable interest entities and Long-term nonrecourse financial liabilities of variable interest entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended March 31,
In millions	2026	2025
Revenue (a)	$29	$33
Expense (b)	26	29
Cash receipts (c)	25	30
Cash payments (d)	25	30

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $5 million for both the three months ended March 31, 2026 and 2025 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $2 million for both the three months ended March 31, 2026 and 2025 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. There were no borrowings outstanding as of March 31, 2026 under the program.

At March 31, 2026, the Company's credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include a $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2026. At March 31, 2026, the Company had no borrowings outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.

Below is a table of the foreign denominated credit facilities:

In millions		March 31, 2026
Credit Facilities	Borrowing Currency	USD Equivalent Capacity	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2026-2029	EUR	$173	$173
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	1,653	511
Uncommitted facility	GBP, EUR, USD	66	64
Committed bank facility maturing December 2026	GBP, EUR, USD	69	—

The Company repaid approximately $648 million under these foreign denominated credit facilities in the first three months of 2026.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of March 31, 2026, we were in compliance with our debt covenants.

At March 31, 2026, the fair value of International Paper’s $9.1 billion of debt was approximately $8.7 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	March 31, 2026	December 31, 2025
Electricity contracts (MWh)	1.6	1.9
Natural gas contracts (MWh)	9.2	12.1
Carbon credit contracts (tons)	0.2	0.1
External debt (EUR)	€2,725	€3,293

The following table shows gains or losses recognized in AOCL, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended March 31,
In millions	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$137	$(52)
Derivatives in Net Investment Hedging Relationships:
External debt	$22	$8

Based on our valuation at March 31, 2026, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCL on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCL Into Income		Location of Gain (Loss) Reclassified from AOCL
	Three Months Ended March 31,
In millions	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(1)	$1	Cost of products sold

	Gain (Loss) Recognized in Income		Location of Gain (Loss) In Statement of Operations
	Three Months Ended March 31,
In millions	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$3	$5	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(18)	$(6)	Cost of products sold

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$50		$2		$2		$63
Derivatives not designated as hedging instruments
Commodity contracts	174		67		83		27
Total derivatives	$224	(a)	$69	(b)	$85	(c)	$90	(d)

(a)Includes $164 million recorded in Other current assets and $60 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $47 million recorded in Other current assets and $22 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(c)Includes $72 million recorded in Other current liabilities and $13 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.
(d)Includes $73 million recorded in Other current liabilities and $17 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.

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

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Scheme, is comprised of the following:

	Three Months Ended March 31,
In millions	2026	2025
Service cost	$12	$10
Interest cost	124	124
Expected return on plan assets	(159)	(151)
Actuarial loss	12	18
Amortization of prior service cost	3	4
Settlement	—	8
Net periodic pension expense (income)	$(8)	$13

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first three months of 2026 or 2025. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $5 million and $33 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP') authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). Effective January 1, 2025, performance stock unit awards granted pursuant to the 2024 LTICP use 100% relative total shareholder return ("TSR") as the sole performance metric. As of March 31, 2026, 4.9 million shares were available for grant under the LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended March 31,
In millions	2026	2025
Total stock-based compensation expense (selling and administrative)	$29	$30
Income tax benefits related to stock-based compensation	14	35

At March 31, 2026, $137 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.8 years.

During the first three months of 2026, the Company granted 1.3 million performance units at an average grant date fair value of $48.18 and 1.0 million time-based units at an average grant date fair value of $39.39.

NOTE 20 - BUSINESS SEGMENT INFORMATION

PS NA and PS EMEA are primarily focused on producing fiber-based packaging. We produce linerboard, medium, whitetop, recycled linerboard and recycled medium of which a majority of our production is converted into corrugated packaging and other packaging. The revenue for our PS NA and PS EMEA segments are derived from selling these products to our customers.

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

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months ended March 31, 2026 and 2025. Certain prior year amounts have been expanded to align with current year presentation. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings (loss).

	Three Months Ended March 31, 2026
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,597	$2,323	$5,920
Intersegment sales	29	—	29
	3,626	2,323	5,949
Other external sales			51
Elimination of intersegment sales			(29)
Total Net Sales			5,971

Less:
Cost of products sold	2,507	1,712
Selling and administrative expenses	333	157
Depreciation and amortization	230	259
Distribution expenses	276	237
Other segment items (a)	32	9
Business Segment Operating Profit (Loss)	248	(51)	197

Interest Expense, net			76
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			10
Net special items (i)			37
Non-operating pension (income) expense			(18)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$93
(i)Includes a charge of $11 million for costs associated with the strategic separation of our PS EMEA packaging business, a charge of $7 million for costs related to the closure of our Riceboro, Georgia containerboard mill, a charge of $16 million for restructuring charges related to resource and asset realignment and a charge of $3 million for other items.

	Three Months Ended March 31, 2025
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,668	$1,550	$5,218
Intersegment sales	34	—	34
	3,702	1,550	5,252
Other external sales			46
Elimination of intersegment sales			(34)
Total Net Sales			5,264

Less:
Cost of products sold	2,569	1,147
Selling and administrative expenses	282	93
Depreciation and amortization	413	107
Distribution expenses	266	151
Other segment items (a)	30	6
Business Segment Operating Profit (Loss)	142	46	188

Interest Expense, net			84
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			20
Net special items (i)			237
Non-operating pension (income) expense			3
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(155)

(i)Includes a charge of $221 million for transaction and other costs related to the DS Smith acquisition, a charge of $78 million for severance and other costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $67 million related to the sale of fixed assets primarily associated with our permanently closed Orange, TX containerboard mill and a net charge of $5 million for other items.

Assets

In millions	March 31, 2026	December 31, 2025
PS NA	$16,718	$16,498
PS EMEA	15,351	15,439
Corporate and other (c)	4,365	6,027
Assets	$36,434	$37,964

Capital Expenditures

In millions	March 31, 2026	March 31, 2025
PS NA	$384	$182
PS EMEA	83	106
Subtotal	467	288
Corporate and other (d)	50	42
Capital Expenditures	$517	$330

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
(d)Includes capital expenditures for corporate and the GCF business.

NOTE 21 - SUBSEQUENT EVENTS

On April 16, 2026, the Company announced that it had entered into an agreement to acquire North Pacific Paper Company ("NORPAC"), a U.S. based paper manufacturer, for an aggregate purchase price of $360 million, subject to customary regulatory approvals.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in "Financial Statements and Supplementary Data" of this Quarterly Report on Form 10-Q (this "Form 10-Q") and the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and in our Annual Report and subsequent quarterly reports, particularly under "Risk Factors" and "Forward-Looking Statements" of this Form 10-Q. Please see our "Cautionary Statement Regarding Forward-Looking Statements" below.

EXECUTIVE SUMMARY

First Quarter 2026 Financial Summary
•Net sales of $5.97 billion
•Earnings from continuing operations of $76 million
•Adjusted EBITDA (non-GAAP) from continuing operations of $677 million (1)
•Received $1.1 billion of net proceeds from the sale of our Global Cellulose Fibers ("GCF") business and used a portion of those proceeds to pay down $660 million of debt
•Cash provided by operating activities of $611 million
•Free cash flow (non-GAAP) of $94 million (1)

(1) See "Non-GAAP Financial Measures" for a list of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

Overview

The Company’s first quarter results reinforced the importance of discipline around controllable costs in a dynamic operating environment. Renewed pressures stemming from macroeconomic developments, coupled with the impact of severe winter weather events, resulted in higher operating costs. Revenues were sequentially lower, as expected, due to seasonality and the exit of non‑strategic export business in our Packaging Solutions North America ("PS NA") segment following the shutdown of our Savannah, Georgia mill. Despite the challenging environment, we continued to realize incremental commercial and operational benefits driven by our 80/20 performance system.

In North America, adjusted EBITDA was sequentially lower, driven by normal seasonal volume declines and the impacts of a severe winter storm, partially offset by higher export pricing and productivity improvements. Commercial volumes, although down sequentially, reflected above‑market growth with box shipments exceeding industry demand by approximately 3%. First quarter marked the third consecutive quarter in which our North America sales volumes outpaced industry growth. Higher operating and energy costs stemming from the January severe winter storm were partially offset by productivity gains across both our box and mill systems. Since the third quarter of 2024, efficiency initiatives in the box system continued to improve as "lighthouse" practices - proven best-performing operating methods - expanded across the network, delivering significant run‑rate benefits. Productivity across the mill system also improved, with capacity utilization increasing over that same period. These gains were supported by increased capital investment and reinforced by the continued rollout of "lighthouse" best performance practices across the system.

In EMEA, adjusted EBITDA was sequentially lower, primarily due to higher costs, partially offset by expanded packaging margins and moderately higher volumes. Despite a challenging and dynamic macroeconomic environment, the Company continued to execute its strategy and mitigate near‑term volatility in the region. Focused cost‑reduction initiatives, including footprint optimization and overhead efficiency actions, improved structural cost competitiveness while maintaining service and operational stability. Run‑rate savings associated with cost‑out actions increased by approximately $40 million from the fourth quarter, resulting in total announced savings in excess of $200 million. The Company also continued to leverage its disciplined hedging program to mitigate the impact of higher regional energy prices during the first quarter.

Looking ahead, we expect adjusted EBITDA to be sequentially lower in the second quarter across both regions. In North America, significantly higher planned maintenance outage spending is expected to be partially offset by an improved sales mix, seasonally higher volumes and seasonally lower energy costs. We expect the most significant outage-related impact in PS NA during the second quarter, which represents North America’s peak maintenance outage spending, including paper machine conversion activity at our Riverdale mill in Selma, Alabama. In PS EMEA, sales mix is expected to be unfavorable in the second quarter. Higher distribution costs and lower energy subsidies are expected to be partially offset by higher sales volumes. We expect the improving sales trends observed toward the end of the first quarter to continue into the second quarter. In addition, we anticipate incremental contributions from new business secured in 2025 to ramp through the second quarter.

Recent Strategic Portfolio Actions

During the first quarter of 2026, International Paper Company continued to execute strategic initiatives designed to optimize our portfolio and reinforce our position as a leading packaging solutions provider. As part of the Company's strategy, the Company intends to guide investments and align resources to win with our most strategic customers, while reducing complexity and cost across the Company.

Acquisition of North Pacific Paper Company("NORPAC"): The Company has entered into an agreement to acquire NORPAC, a portfolio company of One Rock Capital Partners, for $360 million. The facility expands our capabilities to serve the growing West Coast region and is intended to complement IP's existing mill system, increasing system flexibility, reducing costs and expanding capabilities to support growing customer demand for lightweight, high-performance recycled containerboard. The consummation of the acquisition is subject to customary closing conditions, including regulatory approval.

New Sustainable Packaging Facility: The Company plans to construct a new 468,000-square-foot sustainable packaging facility in Rankin County, Mississippi. The $225 million investment reinforces our commitment to strategic growth, operational and customer excellence and long-term value creation. The new plant is designed to strengthen International Paper's cost position, improve reliability and product quality and enhance service capabilities across the Mid-South region. By replacing older infrastructure with a modern, highly efficient facility, the investment is expected to reduce structural costs and support growth in key market segments. The modern design and updated equipment should provide the latest innovations in safety and efficiency for employees. Construction is expected to begin in June 2026, with commencement of operations anticipated in the fourth quarter of 2027.

Progress Continues with Strategic Separation of EMEA Packaging Business: As previously disclosed, the Company plans to separate its North America and EMEA packaging operations into two independent, publicly traded companies: International Paper will be comprised of its current business in North America including both legacy IP and DS Smith assets, and the EMEA packaging business will be comprised of both legacy DS Smith and IP assets in EMEA. The Company expects that creating two regionally focused businesses will allow each to tailor strategies to their distinct markets, enhance management focus, and support long-term value creation.

The separation is expected to be structured as a spinoff, with International Paper retaining a meaningful ownership stake of approximately 20 percent. The EMEA packaging business is expected to be listed on both the London Stock Exchange and the New York Stock Exchange.

During the first quarter, the Company made strides toward the strategic separation including formation of transition and separation management offices. The transaction is expected to be completed within 12 to 15 months from the announcement, subject to customary approvals, including final approval by IP’s Board of Directors, filing and effectiveness of a registration statement with the U.S. SEC and publication of a prospectus approved by the U.K. Financial Conduct Authority.

We remain confident that the initiatives undertaken as part of our transformational journey will deliver operational excellence and create value for our employees, customers and shareowners.

Macroeconomic and Market Conditions

In the first quarter, industry demand in both North America and EMEA remained subdued, reflecting continued consumer caution amid ongoing economic uncertainty. Against a backdrop of persistent geopolitical tensions, freight costs represent the most significant near‑term cost pressure across both regions. Higher diesel prices are pressuring transportation and logistics costs throughout the supply chain, which adversely affects cost of goods sold and margins. While the Company expects to recover higher freight costs through pricing actions, such recovery typically occurs with a time lag and does not provide immediate offset in the near term.

In North America, higher diesel prices are also flowing through to old corrugated container (“OCC”) and chemical costs, reflecting elevated transportation expenses and oil‑linked input pricing. In EMEA, OCC pricing remained relatively stable during the first quarter due to adequate supply conditions; however, the Company expects higher collection and distribution costs to impact results in the second quarter.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Form 10-Q as referenced below have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company. Users are cautioned not to place undue reliance on any non-GAAP financial measures presented in this Form 10-Q.

Below are the Company’s key non‑GAAP financial measures and their definitions:

Adjusted operating earnings (loss) and adjusted operating earnings (loss) per share are defined as earnings (loss) from continuing operations (a GAAP measure) excluding net special items and non-operating pension expense (income). Earnings (loss) from continuing operations and diluted earnings (loss) from continuing operations per share are the most directly comparable GAAP measures. The Company calculates adjusted operating earnings (loss) by excluding the after-tax effect of non-operating pension expense (income) and net special items, as described in greater detail below, from earnings (loss) from continuing operations reported under GAAP. Adjusted operating earnings (loss) per share is calculated by dividing adjusted operating earnings (loss) by diluted average shares of common stock outstanding. Management uses these non-GAAP financial measures to focus on ongoing operations and believes that such non-GAAP financial measures are useful to investors in assessing the operational performance of the Company and enabling investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that these non-GAAP financial measures, viewed alongside the most directly comparable GAAP measures, provides for a more complete analysis of the Company's results of operations.

Adjusted EBITDA from continuing operations is defined as earnings (loss) from continuing operations (a GAAP measure) before income taxes and equity earnings (loss), interest expense, net, net special items, non-operating pension expense (income) and depreciation and amortization. Earnings (loss) from continuing operations is the most directly comparable GAAP measure. Management uses this measure to focus on on-going operations and believes this measure is useful to investors. Management uses this non-GAAP financial measure to focus on on-going operations and believes this measure is useful to investors to perform meaningful comparisons of past and present consolidated operating results from continuing operations. The Company believes that adjusted EBITDA from continuing operations, viewed alongside the most directly comparable GAAP measure, provides for a more complete analysis of the Company's results from continuing operations.

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

See Effects of Special Items Expense (Income) for additional detail regarding the net special items expense (income) referenced in the tables below.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss)

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2026	2025	2025
Earnings (loss) from continuing operations	$76	$(124)	$(2,363)
Add back - Non-operating pension expense (income)	(18)	3	(6)
Add back - Net special items expense (income)	26	237	2,626
Income taxes - Non-operating pension and special items (a)	(3)	(43)	(300)
Adjusted operating earnings (loss)	$81	$73	$(43)
(a) For the three months ended March 31, 2026, this amount includes tax expense of $4 million on the non-operating pension income and a tax benefit of $7 million associated with special items. The three months ended March 31, 2025 includes a tax benefit of $1 million on the non-operating pension expense and a tax benefit of $42 million associated with special items. The three months ended December 31, 2025 includes a tax benefit of $271 million related to the EMEA goodwill impairment. This amount also includes tax expense of $2 million on the non-operating pension income and tax benefit of $31 million associated with special items.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) on a per share basis

	Three Months Ended March 31,		Three Months Ended December 31,
	2026	2025	2025
Diluted earnings (loss) per share from continuing operations	$0.14	$(0.28)	$(4.48)
Add back - Non-operating pension expense (income) per share	(0.03)	0.01	(0.01)
Add back - Net special items expense (income) per share	0.05	0.54	4.98
Income taxes per share - Non-operating pension and special items	(0.01)	(0.10)	(0.57)
Adjusted operating earnings (loss) per share	$0.15	$0.17	$(0.08)

Reconciliation of Earnings (loss) from continuing operations to Adjusted EBITDA from continuing operations

	Three Months Ended March 31,		Three Months Ended December 31,
In millions	2026	2025	2025
Earnings (Loss) from Continuing Operations	$76	$(124)	(2,363)
Add back: Income tax provision (benefit)	17	(32)	(291)
Less: Equity earnings (loss), net of taxes	—	(1)	—
Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings (Loss)	93	(155)	(2,654)
Interest expense, net	76	84	95
Special items	37	237	2,626
Non-operating pension expense (income)	(18)	3	(6)
Depreciation and amortization	489	520	697
Adjusted EBITDA from continuing operations	$677	$689	$758

Reconciliation of Cash provided by operations to Free cash flow

	Three Months Ended March 31,
In millions	2026	2025
Cash provided by operations	$611	$(288)
Adjustments:
Capital expenditures	(517)	(330)
Free cash flow	$94	$(618)

Reconciliation of Income tax provision (benefit) to Operational tax provision (benefit) and the reported effective income tax rate to the operational effective tax rate

	Three Months Ended
	March 31				December 31,
In millions (except rates)	2026		2025		2025
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$17	18%	$(32)	21%	$(291)	11%
Income tax effect - non-operating pension (income) expense and special items	(3)		(43)		(300)
Operational tax provision (benefit) and operational effective tax rate	$20	20%	$11	13%	$9	(26)%

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	March 31						December 31,
	2026			2025			2025
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
Severance and other costs	$23	$17	(a)	$83	$63	(a)	$162	$128	(a)
PS EMEA spin-off costs	11	8	(b)	—	—		—	—
PS EMEA goodwill impairment	—	—		—	—		2,467	2,196	(c)
DS Smith combination costs (benefits)	—	—		221	183	(b)	10	8	(b)
Net (gains) losses on sales and impairments of businesses	—	—		—	—		10	8	(d)
Net (gains) losses on sales and impairments of assets	—	—		(67)	(51)	(f)	(18)	(12)	(f)
Other	3	2		—	—		(5)	(4)
Total	37	27		237	195		2,626	2,324
Interest expense, net
Income tax refund interest	(11)	(8)	(e)	—	—		—	—
Interest Total	(11)	(8)		—	—		—	—
Total Net Special Items	$26	$19		$237	$195		$2,626	$2,324

(a)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions.
(b)	Transaction, integration and other costs/benefits that the Company believes are not reflective of the Company's underlying operations.
(c)	Non-cash goodwill impairment related to the Company's PS EMEA business segment.
(d)	Includes charges related to the sale of the Company's kraft paper bag business and the sale of five European box plants in Mortagne, Saint-Amand and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination.
(e)	Interest income related to an income tax refund.
(f)	Includes gains on assets sales related to our permanently closed Courtland, Alabama paper mill and Orange, Texas containerboard mill and net charges associated with the sale of the Company's aircraft and other assets.

RESULTS OF OPERATIONS
The following summarizes our results of operations for first quarter of 2026 compared with the first quarter of 2025 and the fourth quarter of 2025:

	Three Months Ended March 31,		Three Months Ended December 31,	Change Compared to March 31, 2025	Change Compared to December 31, 2025
In millions	2026	2025	2025	$	$
Net sales	$5,971	$5,264	$6,006	$707	$(35)
Cost of products sold	4,244	3,805	4,123	439	121
Selling and administrative expenses	510	487	545	23	(35)
Depreciation and amortization	489	520	697	(31)	(208)
Distribution expenses	513	417	543	96	(30)
Taxes other than payroll and income taxes	41	87	42	(46)	(1)
Restructuring charges, net (a)	23	83	162
Impairment of goodwill (a)	—	—	2,467
Net (gains) losses on sales and impairments of businesses (a)	—	—	10
Net (gains) losses on sales and impairments of assets (a)	—	(67)	(18)
Interest expense, net	76	84	95	(8)	(19)
Non-operating pension expense (income)	(18)	3	(6)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	93	(155)	(2,654)
Income tax provision (benefit)	17	(32)	(291)
Equity earnings (loss), net of taxes	—	(1)	—
Earnings (loss) from continuing operations	76	(124)	$(2,363)
Discontinued operations, net of tax	(16)	19	$(21)
Net earnings (loss)	$60	$(105)	$(2,384)
Diluted earnings (loss) per share	$0.11	$(0.24)	$(4.52)
(a) Refer to special items discussion on page 30
Refer to the Effects of Net Special Items Expense (Income) section on page 30 for details of net special items expense (income) discussed below.
Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Net sales
The increase compared to the first quarter of 2025 was primarily driven by three months of DS Smith activity in the first quarter of 2026 compared to two months of activity in the first quarter of 2025. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold increased by $439 million compared to the first quarter of 2025. Three months of DS Smith activity is included in the first quarter of 2026 ($1.6 billion) compared to two months in the first quarter of 2025 ($1.0 billion). For IP legacy, first quarter 2026 cost of products sold was impacted by lower maintenance and manufacturing costs of $63 million and lower raw materials and operating materials of $10 million, partially offset by higher fuel and utility expense of $19 million compared to the first quarter of 2025. Net special items charges of $70 million in the first quarter of 2025 are included in cost of products sold.

Selling and administrative expenses

Selling and administrative expenses increased by $23 million compared to the first quarter of 2025. Three months of DS Smith activity is included in the first quarter of 2026 ($121 million) compared to two months in the first quarter of 2025 ($74 million). For IP legacy, first quarter 2026 selling and administrative expenses were impacted by increases in incentive compensation and medical benefit costs compared to the first quarter of 2025. Net special items charges of $14 million and $101 million in the first quarter of 2026 and 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization decreased by $31 million compared to the first quarter. Three months of DS Smith activity is included in the first quarter of 2026 ($269 million) compared to two months in the first quarter of 2025 ($107 million). Depreciation expense includes accelerated depreciation of $16 million in the first quarter of 2026 compared to $197 million in the first quarter of 2025 associated with our site closures.

Distribution expenses

Distribution expenses increased by $96 million compared to the first quarter of 2025. Three months of DS Smith activity is included in the first quarter of 2026 ($228 million) compared to two months in the first quarter of 2025 ($144 million). For IP legacy, distribution expense was impacted by higher freight and warehousing expense in the first quarter of 2026 compared to the first quarter of 2025.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes decreased by $46 million compared to the first quarter of 2025. Three months of DS Smith activity is included in the first quarter of 2026 ($9 million) compared to two months in the first quarter of 2025 ($6 million). Net special items charges of $50 million are included in taxes other than payroll and income taxes in the first quarter of 2025.

Interest expense, net
Interest expense, net decreased by $8 million compared to the first quarter of 2025. Three months of DS Smith activity is included in the first quarter of 2026 ($36 million) compared to two months in the first quarter of 2025 ($25 million). Net special items interest income of $11 million is included in interest expense, net in the first quarter of 2026.

Income tax provision (benefit)

A net income tax expense from continuing operations of $17 million was recorded in the first quarter of 2026 and the reported effective income tax rate was 18%. Excluding a $7 million net tax benefit for other special items and $4 million tax expense related to non-operating pension income, the operational tax provision (benefit) (non-GAAP) for the first quarter of 2026 was $20 million, or 20% of pre-tax earnings before equity earnings.

A net income tax benefit from continuing operations of $32 million was recorded for the first quarter of 2025 and the reported effective income tax rate was 21%. Excluding a $42 million net tax benefit for other special items and a $1 million tax benefit related to non-operating pension expense, the operational tax provision (non-GAAP) for the first quarter of 2025 was $11 million, or 13% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
On January 23, 2026, the Company completed the previously announced sale of its GCF business to AIP. See Note 9 - Divestitures of Condensed Notes to Consolidated Financial Statements for further details.

Discontinued operations includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $3 million and $12 million for the first quarter 2026 and 2025, respectively, and includes non-operating pension expense of $19 million for the first quarter 2026.

Three Months Ended March 31, 2026 Compared to the Three Months Ended December 31, 2025

Net sales

The decrease in the first quarter of 2026 compared to the fourth quarter of 2025 was primarily driven by lower sales volumes. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold increased by $121 million compared to the fourth quarter of 2025. For IP including DS Smith activity, the increase compared to the fourth quarter of 2025 was driven by higher maintenance and other costs of $183 million and fuel and utility expense of $57 million, partially offset by decreases in raw materials and operating materials of $123 million. Net special items income of $5 million in the fourth quarter of 2025 is included in cost of products sold.

Selling and administrative expenses

Selling and administrative expenses decreased by $35 million compared to the fourth quarter of 2025. For IP including DS Smith activity compared to the fourth quarter of 2025, there were decreases in medical benefit costs offset by incentive compensation and other costs. Net special items charges of $14 million and $10 million in the first quarter of 2026 and fourth quarter of 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization decreased by $208 million compared to the fourth quarter of 2025. Depreciation expense includes accelerated depreciation of $16 million in the first quarter of 2026 compared to $86 million in the fourth quarter of 2025 associated with our site closures. Depreciation and amortization expense in the fourth quarter of 2025 was higher primarily due to the finalization of the valuation of assets and changes to the estimated lives associated with the acquisition accounting of DS Smith.

Distribution expenses

Distribution expenses decreased by $30 million compared to the fourth quarter of 2025. For IP including DS Smith activity, the decrease compared to the fourth quarter of 2025 was driven by lower warehousing expense.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes were relatively flat in the first quarter of 2026 compared to the fourth quarter of 2025.

Interest expense, net
Interest expense, net decreased by $19 million compared to the fourth quarter of 2025. Net special items interest income of $11 million is included in interest expense, net in the first quarter of 2026.

Income tax provision (benefit)

A net income tax benefit from continuing operations of $291 million was recorded for the fourth quarter of 2025 and the reported effective income tax rate was 11%. This includes a tax benefit of $271 million related to the EMEA goodwill impairment. Excluding this item, a $31 million net tax benefit for other special items and $2 million tax expense related to non-operating pension income, the operational tax provision (benefit) (non-GAAP) for the fourth quarter of 2025 was $9 million, or (26)% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
Discontinued operations includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $3 million and $69 million for the first quarter 2026 and the fourth quarter of 2025, respectively, and includes non-operating pension expense of $19 million for the first quarter 2026.

BUSINESS SEGMENT OPERATING RESULTS

The Company currently operates in two segments: PS NA and PS EMEA.

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

PS NA

	2026	2025
In millions	1st Quarter	1st Quarter	4th Quarter
Net Sales	$3,626	$3,702	$3,715
Business Segment Operating Profit (Loss)	$248	$142	$319

PS NA sales were lower compared to the fourth quarter of 2025 as higher export pricing and a favorable mix were more than offset by seasonally lower volumes. Cost of products sold increased by $15 million and was impacted by manufacturing costs and input costs, partially offset by lower planned maintenance outage costs. Manufacturing costs were unfavorable affected by winter storm impacts and higher costs for goods and services which more than offset footprint cost out benefits and improved mill and box system productivity. Input costs also increased due to higher natural gas costs and utility costs driven by the winter storm. Planned maintenance outage costs were lower due to the deferral of an outage to the second quarter of 2026. Depreciation and amortization expense decreased by $14 million driven by lower accelerated depreciation associated with the previously announced site closures. Selling and administrative expenses were flat compared to the fourth quarter of 2025. Distribution expenses were $15 million lower reflecting lower sales volumes.

PS NA results include three months of sales and business segment operating profit (loss) for the legacy DS Smith North America business in the first quarter of 2026 compared with two months in the first quarter of 2025. Compared with the first quarter of 2025, IP legacy PS NA sales in the first quarter of 2026 were lower driven by lower sales volumes reflecting the impact of our mill strategic actions and lower export volumes. Sales prices were higher for boxes and export containerboard. Cost of products sold decreased by $28 million driven by lower sales volumes reflecting the impact of our footprint cost out benefits and lower planned maintenance outages partially offset by higher manufacturing costs and input costs. Manufacturing costs were impacted by higher costs for goods and services and winter weather. Input costs were higher as the benefit of lower recycled fiber costs were more than offset by increased winter storm utility costs. Depreciation and amortization expense decreased $193 million due to accelerated depreciation associated with the mill closures in 2025. Selling and administrative expenses increased by $53 million reflecting higher overhead costs.

Entering the second quarter of 2026, sales volumes are expected to be seasonally higher compared to the first quarter of 2026 and include the impact of one additional shipping day in the second quarter of 2026. Price and mix are expected to be higher, primarily due to a favorable export mix, partially offset by the negative impact of previously published price movements. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be higher in the second quarter of 2026 compared with the first quarter of 2026. Input costs are expected to be lower.

PS EMEA

	2026	2025
In millions	1st Quarter	1st Quarter	4th Quarter
Net Sales	$2,323	$1,550	$2,300
Business Segment Operating Profit (Loss)	$(51)	$46	$(223)

PS EMEA sales increased in the first quarter of 2026 compared with the fourth quarter of 2025, reflecting higher sales volumes. Sales prices for paper were lower and were offset by improved packaging margins. Cost of products sold increased $54 million driven by higher sales volumes and slightly higher energy costs. Planned maintenance outage costs were lower. Depreciation and amortization expense in the first quarter of 2026 decreased $192 million as the fourth quarter of 2025 was impacted by the finalization of the acquisition accounting of DS Smith and higher accelerated depreciation associated with mill and plant closures.

PS EMEA results include three months of sales and business segment operating profit (loss) for the legacy DS Smith EMEA business in the first quarter of 2026 compared with two months in the first quarter of 2025. Compared with the first quarter of 2025, legacy IP PS EMEA sales in the first quarter of 2026 were lower driven by lower sales volumes and prices for paper. Cost of products sold were lower, reflecting lower sales volumes partially offset by lower input costs. Selling and administrative expenses were higher compared to the first quarter of 2025 driven by higher overhead costs.

Looking ahead to the second quarter of 2026, sales are expected to be higher. Operating costs are expected to be higher. Input costs are expected to be higher, driven by fiber and energy costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations, including discontinued operations, totaled $611 million and $(288) million for the first three months of 2026 and 2025, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $(36) million for the three months ended March 31, 2026 compared with cash provided by (used for) working capital components of $(622) million for the three months ended March 31, 2025. The change in cash provided by operations in the first three months of 2026 compared to the comparable 2025 three-month period was primarily due to certain significant payments related to the DS Smith acquisition transaction costs, incentive compensation and benefit payments and severance payments made in the first quarter of 2025 which, in total, impacted operating cash flow by $670 million.

Cash provided by (used for) investment activities, including discontinued operations, totaled $565 million in the first three months of 2026 compared with $237 million in the first three months of 2025. The increase in cash provided by investment activities is mainly due to proceeds from divestitures, net of cash divested of $1.1 billion, offset by higher capital expenditures of $187 million, lower net cash acquired from acquisitions of $415 million, lower proceeds from the sale of fixed assets of $62 million and lower proceeds from insurance recoveries of $20 million.

Capital expenditures totaled $517 million in the first three months of 2026, compared to $330 million in the first three months of 2025. Full-year 2026 capital expenditures are currently expected to be approximately $2.0 billion to $2.1 billion, or 103% to 108% of depreciation and amortization.

Financing activities for the first three months of 2026 included a $660 million net decrease in debt versus a $233 million net increase in debt during the comparable 2025 three-month period.

During the first quarter of 2026, the Company had no borrowings outstanding under its commercial paper program and its U.S. dollar denominated committed bank facility.

See Note 16 - Debt to the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the three months ended March 31, 2026.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At March 31, 2026, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (negative outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

During the first three months of 2026, International Paper used 2.1 million shares of treasury stock for various incentive plans. International Paper also acquired 0.7 million shares of treasury stock, related to restricted stock tax withholdings during the first three months of 2026. Payments of restricted stock withholding taxes totaled $29 million during this period. Our current share repurchase program approved by our Board of Directors ("Board") on October 11, 2022, does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of March 31, 2026. During the three months ended March 31, 2026, no shares of common stock were repurchased under our share repurchase program.

During the first three months of 2025, International Paper used approximately 3.4 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholding during the first three months of 2025. Payments of restricted stock withholding taxes totaled $62 million. During the three months ended March 31, 2025, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $245 million and $244 million for the first three months of 2026 and 2025, respectively. Dividends were $0.4625 per share for the first three months of 2026 and 2025.

Our U.S. and U.K. qualified pension plans are currently fully funded.

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
Long-Term Debt

The following summarizes certain material provisions of our long-term debt facilities and current obligations. The following description is only a summary, does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness. For additional information regarding the Company’s credit agreements, outstanding and assumed indebtedness, see Note 16 Debt of Condensed Notes to the Consolidated Financial Statements.

At March 31, 2026, International Paper’s U.S. dollar denominated credit facilities totaled $1.9 billion, comprised of a $1.4 billion contractually committed bank credit agreement and up to $500 million available under its receivables securitization program. Management believes these credit agreements provide sufficient liquidity to manage operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin tied to International Paper’s credit rating. At March 31, 2026, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements contain no restrictive covenants other than the financial covenants as described in Note 16 Debt of Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at March 31, 2026 and within the thresholds stipulated. The financial covenants do not restrict any borrowings under the credit agreements.

Commercial Paper
In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the Company's commercial paper program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of March 31, 2026 under this program.

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

Credit and Bank Facilities
The Company amended and restated its £1.25 billion multi-currency credit facility agreement, its €200 million amortizing credit facility and €60 million committed bank facility. The amendments (i) replaced the Company's standalone financial reporting requirements with International Paper’s financial information; (ii) aligned the facility's financial covenant with those in International Paper’s existing credit facilities; and (iii) updated certain events of default and undertakings to reflect International Paper's financing framework and to provide additional flexibility for potential subsidiary reorganization within the International Paper group.

The £1.25 billion multi-currency credit facility allows for British pound sterling, euro and U.S. dollar-denominated borrowings at floating rates plus a pre-determined margin, with borrowings generally denominated to match the Company's cashflows. At March 31, 2026, the Company had €420 million and £20 million (approximately $511 million) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at March 31, 2026, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the £1.25 billion credit facility agreement.

The €200 million amortizing credit facility agreement provides for interest rates at a fixed rate for each facility. At March 31, 2026, the Company had €150 million (approximately $173 million) borrowings outstanding under the credit facility agreement.

The credit facility agreements do not impose restrictive covenants other than requiring International Paper to comply with the same negative covenants applicable to its existing credit facilities. IP was in compliance with all applicable covenants as of March 31, 2026, and remained well within the thresholds. The financial covenants do not restrict the Company’s ability to borrow under the credit facility agreement.

The €60 million committed bank facility, maturing in 2026, allows for British pound sterling, euro and US dollar-denominated borrowings. At March 31, 2026, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At March 31, 2026, the Company had €55 million (approximately $64 million) borrowings outstanding under this agreement.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first three months of 2026.

The PS EMEA reporting unit approximated fair value after the December 31, 2025 goodwill impairment charge. The estimated fair value of the PS EMEA reporting unit is sensitive to the underlying assumptions and a material change in any one, or combination of assumptions, could result in material future goodwill impairment.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of strategic corporate transactions. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks, costs and expenses associated with, our plans to separate our North America and Europe, Middle East and Africa (“EMEA”) operations into two independent public companies and other acquisitions, joint ventures, divestitures, spinoffs, capital investments and other corporate transactions on a timely basis or at all, including the risk that an impairment charge may be recorded for goodwill or other intangible assets, which may lead to decreased assets and reduced net earnings; (ii) our ability to successfully integrate and realize anticipated synergies, cost savings and profit opportunities from acquired companies; (iii) risks associated with our strategic business decisions including facility closures, business exits, operational changes, corporate restructurings and portfolio rationalizations intended to support the Company’s 80/20 strategic approach for long-term growth; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental and antitrust related matters; (vii) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy price increases or shortages in energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (ix) risks arising from conducting business internationally, domestic and global geopolitical conditions and tensions involving military conflict and broader geopolitical tensions (including major global actors such as Russia, the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), changes in currency exchange rates, including in light of our assets, liabilities and earnings denominated in foreign currencies, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) a material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiv) our exposure to claims under our agreements with Sylvamo Corporation; (xv) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xvi) our ability to maintain effective internal control over financial reporting; and (xvii) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 54 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting:

Other than the previously disclosed integration-related changes, there were no changes to the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K (Part I, Item 1A) for the period ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
January 1, 2026 - January 31, 2026	19,246	$39.23	—	$2.96
February 1, 2026 - February 28, 2026	658,933	43.35	—	2.96
March 1, 2026 - March 31, 2026	3,938	40.82	—	2.96
Total	682,117
(a) 682,117 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP"), approved and effective as of May 13, 2024. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of March 31, 2026, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable.

(c) During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

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

INTERNATIONAL PAPER COMPANY (Registrant)

May 5, 2026	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

May 5, 2026	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer