Form 10-Q
period 2026-06-30
INTERNATIONAL PAPER CO /NEW/
filed 2026-08-05
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of July 31, 2026 was 529,569,895.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net Sales	$6,004	$6,142	$11,975	$11,406
Costs and Expenses
Cost of products sold	4,344	4,422	8,588	8,227
Selling and administrative expenses	564	525	1,074	1,012
Depreciation and amortization	488	431	977	951
Distribution expenses	523	516	1,036	933
Taxes other than payroll and income taxes	42	41	83	128
Restructuring charges, net	9	39	32	122
Net (gains) losses on sales and impairments of businesses	(11)	(51)	(11)	(51)
Net (gains) losses on sales and impairments of assets	—	—	—	(67)
Interest expense, net	87	108	163	192
Non-operating pension expense (income)	(16)	(5)	(34)	(2)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(26)	116	67	(39)
Income tax provision (benefit)	(15)	40	2	8
Equity earnings (loss), net of taxes	(1)	(1)	(1)	(2)
Earnings (Loss) From Continuing Operations	$(12)	$75	$64	$(49)
Discontinued operations, net of taxes	—	—	(16)	19
Net Earnings (Loss)	$(12)	$75	$48	$(30)
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.02)	$0.14	$0.12	$(0.10)
Discontinued operations	—	—	(0.03)	0.04
Net earnings (loss)	$(0.02)	$0.14	$0.09	$(0.06)
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.02)	$0.14	$0.12	$(0.10)
Discontinued operations	—	—	(0.03)	0.04
Net earnings (loss)	$(0.02)	$0.14	$0.09	$(0.06)
Average Shares of Common Stock Outstanding – assuming dilution	529.5	532.6	531.8	483.0
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net Earnings (Loss)	$(12)	$75	$48	$(30)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	12	16	24	32
Pension and postretirement adjustments:
U.S. plans	—	—	16	8
Non-U.S. plans	(3)	—	(2)	—
Change in cumulative foreign currency translation adjustment	(83)	645	(88)	1,055
Net gains/(losses) on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	(45)	—	92	(52)
Reclassification adjustment for (gains) losses included in net earnings (losses)	—	8	1	7
Total Other Comprehensive Income (Loss), Net of Tax	(119)	669	43	1,050
Comprehensive Income (Loss)	$(131)	$744	$91	$1,020

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$726	$1,145
Accounts and notes receivable, net	4,253	3,791
Contract assets	622	635
Assets held for sale	—	1,800
Inventories	1,961	2,012
Other current assets	682	723
Total Current Assets	8,244	10,106
Plants, Properties and Equipment, net	14,825	14,443
Goodwill	5,290	5,326
Intangibles, net	3,940	4,043
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,358	2,349
Right of Use Assets	672	697
Overfunded Pension Plan Assets	533	486
Deferred Charges and Other Assets	659	514
Total Assets	$36,521	$37,964
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$1,002	$992
Accounts payable	4,128	3,902
Accrued payroll and benefits	732	834
Liabilities held for sale	—	502
Other current liabilities	1,644	1,669
Total Current Liabilities	7,506	7,899
Long-Term Debt	8,215	8,839
Deferred Income Taxes	1,950	1,898
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,131	2,127
Long-Term Lease Obligations	471	486
Underfunded Pension Benefit Obligation	296	316
Postretirement and Postemployment Benefit Obligation	128	133
Other Liabilities	1,369	1,439
Equity
Common stock, $1 par value, 2026 – 627.0 shares and 2025 – 627.0 shares	627	627
Paid-in capital	14,372	14,414
Retained earnings	4,440	4,885
Accumulated other comprehensive income (loss)	(485)	(528)
	18,954	19,398
Less: Common stock held in treasury, at cost, 2026 – 97.5 shares and 2025 – 99.0 shares	4,499	4,571
Total Equity	14,455	14,827
Total Liabilities and Equity	$36,521	$37,964
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Six Months Ended June 30
	2026	2025
Operating Activities
Net earnings (loss)	$48	$(30)
Depreciation and amortization	977	1,051
Deferred income tax provision (benefit), net	(9)	(95)
Restructuring charges, net	32	122
Net (gains) losses on sales and impairments of businesses	(8)	(51)
Net (gains) losses on sales and impairments of assets	—	(67)
Periodic pension (income) expense, net	6	16
Other, net	37	(75)
Changes in operating assets and liabilities
Accounts and notes receivable	(303)	(211)
Contract assets	8	(53)
Inventories	29	28
Accounts payable	394	48
Other current liabilities	(182)	(347)
Other current assets	108	(148)
Cash Provided By (Used For) Operations	1,137	188
Investment Activities
Capital expenditures	(1,050)	(752)
Acquisitions, net of cash acquired	(455)	419
Proceeds from divestitures, net of cash divested	1,083	138
Proceeds from sale of fixed assets	31	93
Proceeds from insurance recoveries	44	28
Other	(2)	36
Cash Provided By (Used For) Investment Activities	(349)	(38)
Financing Activities
Issuance of debt	92	349
Reduction of debt	(593)	(149)
Change in book overdrafts	(185)	99
Repurchases of common stock and payments of restricted stock tax withholding	(31)	(63)
Dividends paid	(490)	(488)
Other	(5)	(1)
Cash Provided By (Used For) Financing Activities	(1,212)	(253)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(11)	68
Change in Cash and Temporary Investments	(435)	(35)
Cash and Temporary Investments
Beginning of period	1,161	1,170
End of period	$726	$1,135

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

Global Cellulose Fibers Discontinued Operations

On January 23, 2026, the Company completed the sale of its Global Cellulose Fibers ("GCF") business to American Industrial Partners ("AIP"). All current and historical operating results of the GCF business are presented as Discontinued Operations, net of taxes, in the condensed consolidated statements of operations. All historical assets and liabilities of the GCF business are classified as Assets held for sale and Liabilities held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2025. See Note 9 - Divestitures for further details regarding the GCF business and discontinued operations.
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

NOTE 2 - RECENT ACCOUNTING DEVELOPMENTS

Recently Issued Accounting Pronouncements Not Yet Adopted

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)." This guidance establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. The amendments apply to entities that generate, acquire, receive or hold environmental credits, as well as entities with regulatory compliance obligations that may be satisfied through the use of environmental credits. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the provisions of this guidance.

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

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This guidance includes changes to more closely align hedge accounting with the economics of an entity's risk management activities. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within that fiscal year. The Company expects to adopt ASU 2025-09 upon its effective date and does not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

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

Disaggregated Revenue

	Three Months Ended June 30, 2026
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,517	$—	$30	$3,547
EMEA	—	2,287	(1)	2,286
Pacific Rim and Asia	2	—	—	2
Americas, other than U.S.	169	—	—	169
Total	$3,688	$2,287	$29	$6,004
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended June 30, 2025
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,664	$—	$(9)	$3,655
EMEA	—	2,291	—	2,291
Pacific Rim and Asia	9	—	—	9
Americas, other than U.S.	187	—	—	187
Total	$3,860	$2,291	$(9)	$6,142
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2026
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$6,942	$—	$52	$6,994
EMEA	—	4,610	(1)	4,609
Pacific Rim and Asia	7	—	—	7
Americas, other than U.S.	365	—	—	365
Total	$7,314	$4,610	$51	$11,975
(a) Net sales are attributed to countries based on the location of the seller.

	Six Months Ended June 30, 2025
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$7,162	$—	$3	$7,165
EMEA	—	3,841	—	3,841
Pacific Rim and Asia	20	—	—	20
Americas, other than U.S.	380	—	—	380
Total	$7,562	$3,841	$3	$11,406
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on its customized products prior to having an unconditional right to payment from the customer, which generally does not occur until title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments relate to goods that will be transferred to customers within the following twelve months. Contract liabilities of $20 million and $18 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an unconditional right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and six months ended June 30, 2026 and 2025 is provided below:

	Three Months Ended June 30, 2026
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$627	$14,352	$4,699	$(366)	$4,504	$14,808
Issuance of stock for various plans, net	—	20	—	—	(6)	26
Repurchase of stock	—	—	—	—	1	(1)
Common stock dividends ($0.4625 per share)	—	—	(247)	—	—	(247)
Comprehensive income (loss)	—	—	(12)	(119)	—	(131)
Ending Balance, June 30	$627	$14,372	$4,440	$(485)	$4,499	$14,455

	Six Months Ended June 30, 2026
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$627	$14,414	$4,885	$(528)	$4,571	$14,827
Issuance of stock for various plans, net	—	(42)	—	—	(103)	61
Repurchase of stock	—	—	—	—	31	(31)
Common stock dividends ($0.9250 per share)	—	—	(493)	—	—	(493)
Comprehensive income (loss)	—	—	48	43	—	91
Ending Balance, June 30	$627	$14,372	$4,440	$(485)	$4,499	$14,455

	Three Months Ended June 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, April 1	$627	$14,350	$9,038	$(1,341)	$4,582	$18,092
Issuance of stock for various plans, net	—	24	—	—	(7)	31
Repurchase of stock	—	—	—	—	2	(2)
Common stock dividends ($0.4625 per share)	—	—	(248)	—	—	(248)
Comprehensive income (loss)	—	—	75	669	—	744
Ending Balance, June 30	$627	$14,374	$8,865	$(672)	$4,577	$18,617

	Six Months Ended June 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(89)	—	—	(165)	76
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	63	(63)
Common stock dividends ($0.9250 per share)	—	—	(498)	—	—	(498)
Comprehensive income (loss)	—	—	(30)	1,050	—	1,020
Ending Balance, June 30	$627	$14,374	$8,865	$(672)	$4,577	$18,617

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCL"), net of tax, for the three months and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,070)	$(1,288)	$(1,099)	$(1,312)
Amounts reclassified from accumulated other comprehensive income (loss)	9	16	38	40
Balance at end of period	(1,061)	(1,272)	(1,061)	(1,272)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	625	8	630	(402)
Other comprehensive income (loss) before reclassifications	(82)	645	(90)	1,055
Amounts reclassified from accumulated other comprehensive income (loss)	(1)	—	2	—
Balance at end of period	542	653	542	653
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	79	(61)	(59)	(8)
Other comprehensive income (loss) before reclassifications	(45)	—	92	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	8	1	7
Balance at end of period	34	(53)	34	(53)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(485)	$(672)	$(485)	$(672)

The following table presents details of the reclassifications out of AOCL for the three months and six months ended June 30, 2026 and 2025:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)					Location of Amount Reclassified from AOCL
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(4)	$(6)	$(8)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(9)	(18)	(25)	(36)	(a)	Non-operating pension expense (income)
Settlement charge	—	—	(19)	(8)	(a)	Discontinued operations, net of taxes and Non-operating pension expense (income)
Total pre-tax amount	(12)	(22)	(50)	(52)
Tax (expense) benefit	3	6	12	12
Net of tax	(9)	(16)	(38)	(40)

Change in cumulative foreign currency translation adjustments:
Business divestitures	1	—	(2)	—		Discontinued operations, net of taxes and Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	1	—	(2)	—

Net gains and losses on cash flow hedging derivatives:
Interest rate contracts	—	(1)	—	(1)	(b)	Interest expense, net
Commodity contracts	—	(9)	(2)	(8)	(b)	Cost of products sold
Total pre-tax amount	—	(10)	(2)	(9)
Tax (expense)/benefit	—	2	1	2
Net of tax	—	(8)	(1)	(7)
Total reclassifications for the period	$(8)	$(24)	$(41)	$(47)

(a)These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 18 - Retirement Plans for additional details).
(b)This accumulated other comprehensive income component is included in our derivatives and hedging activities (see Note 17 - Derivatives and Hedging Activities for additional details).

NOTE 6 - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed assuming that all potentially dilutive securities were converted into common shares. There are no adjustments required to be made to net income for purposes of computing basic and diluted earnings (loss) per share.

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions, except per share amounts	2026	2025	2026	2025
Earnings (loss) from continuing operations	$(12)	$75	$64	$(49)
Weighted average common shares outstanding	529.5	527.9	529.2	483.0
Effect of dilutive securities (a)
Restricted performance share plan	—	4.7	2.6	—
Weighted average common shares outstanding – assuming dilution	529.5	532.6	531.8	483.0
Basic earnings (loss) per share from continuing operations	$(0.02)	$0.14	$0.12	$(0.10)
Diluted earnings (loss) per share from continuing operations	$(0.02)	$0.14	$0.12	$(0.10)
(a) Anti-dilutive securities of 2.3 million for the three months ended June 30, 2026 and 5.4 million for the six months ended June 30, 2025 are not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

During the three months and six months ended June 30, 2026, the Company recorded restructuring charges of $9 million and $32 million, respectively. These charges included:

In millions	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Riceboro mill closure costs (a)	$(13)	$(6)
Resource and asset realignment - PS EMEA (b)	14	22
Resource and asset realignment - PS NA (c)	8	16
	$9	$32

(a) Includes adjustments of $(13) million for the three months and six months ended June 30, 2026. Severance charges of $3 million and other costs of $4 million were included for the six months ended June 30, 2026. As of June 30, 2026, severance charges of $6 million are recorded in Accrued payroll and benefits, inventory charges of $10 million are recorded in Inventories and other costs of $24 million are recorded in Other current liabilities and Other liabilities in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

(b) Includes severance charges of $8 million and $12 million for three months and six months ended June 30, 2026, respectively, and other costs of $6 million and $10 million for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, severance charges of $97 million are recorded in Accrued payroll and benefits and other costs of $54 million are recorded in Other current liabilities and Other liabilities in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

(c) Includes severance and other charges of $8 million and $16 million for the three months and six months ended June 30, 2026, respectively. As of June 30, 2026, severance charges of $17 million are recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

During the three months and six months ended June 30, 2025, the Company recorded restructuring charges of $39 million and $122 million, respectively. The charges included:

In millions	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Red River mill closure costs (a)	$7	$85
Resource and asset realignment - PS EMEA (b)	30	30
Resource and asset realignment - PS NA (c)	2	7
	$39	$122

(a) Includes charges of $7 million and $85 million for the three months and six months ended June 30, 2025, respectively, for costs associated with the permanent closure of our Red River containerboard mill in Campti, Louisiana. Included in the restructuring charges were severance charges of $17 million for the six months ended June 30, 2025, the majority of which have been paid, inventory charges of $3 million and $25 million for the three months and six months ended June 30, 2025, respectively, and other costs of $4 million and $43 million for three months and six months ended June 30, 2025, respectively.

(b) Includes restructuring charges of $30 million for the three months and six months ended June 30, 2025 for other costs related to our 80/20 strategic approach.

(c) Includes charges of $2 million and $7 million for the three months and six months ended June 30, 2025, respectively, for other costs associated related to our 80/20 strategic approach.

NOTE 8 - ACQUISITIONS

2026: On June 4, 2026, the Company completed its acquisition of North Pacific Paper Company ("NORPAC"), a portfolio company of One Rock Capital Partners located in Longview, Washington, for $368 million, subject to post-closing adjustments. This acquisition is expected to enhance the Company's system flexibility and expand capabilities. Acquisition related costs were $5 million for the three months and six months ended June 30, 2026 and were recorded in Selling and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company accounted for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the provisional fair values assigned to assets and liabilities acquired as of June 4, 2026:

In millions
Cash and temporary investments	$9
Accounts and notes receivable	61
Inventories	43
Other current assets	12
Plants, properties and equipment	321
Deferred charges and other assets	3
Total assets acquired	449
Accounts payable	69
Accrued payroll and benefits	5
Other current liabilities	4
Deferred income taxes	3
Total liabilities assumed	81
Net assets acquired	$368

The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price and as additional information is obtained regarding assets acquired and liabilities assumed including, but not limited to, working capital adjustments, income taxes and the completion of independent appraisals and valuations related to property, plant and equipment. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date.

Since acquisition, Net sales of $36 million and Net earnings (loss) of $(5) million have been included in the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 2026.

Below are the consolidated results on an unaudited pro forma basis assuming the NORPAC acquisition had closed on January 1, 2025:

(Unaudited)	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Net Sales	$6,118	$6,294	$12,258	$11,714
Net Earnings (Loss)	(19)	70	39	(43)

The unaudited pro forma information for the three months and six months ended June 30, 2026 includes $6 million and $15 million, respectively, of additional depreciation expense on identifiable fixed assets. The unaudited pro forma information for the three months and six months ended June 30, 2025 includes $9 million and $18 million, respectively, of additional depreciation expense on identifiable fixed assets.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operations as if the transaction described above would have occurred as of January 1, 2025, nor is it necessarily an indicator of future results.

On May 18, 2026, the Company completed its acquisition of a converting facility in Dover, Delaware from Delmarva Corrugated Packaging, for $95 million, subject to post-closing adjustments. This acquisition aligns with the Company's strategy to expand its market presence and enhance its capabilities and production capacity. The transaction was accounted for as an asset acquisition and the purchase price was allocated to the acquired assets based on their relative fair values. The operations of the facility have been included in the Company's results beginning on the acquisition date.

2025: On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, for a total purchase consideration for the completed acquisition of approximately $9.9 billion. Acquisition-related costs were $3 million and $90 million for the three months and six months ended June 30, 2025 and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. Following the acquisition, the New Company Common Stock continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

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

Net sales of $2.1 billion and $3.5 billion and Net earnings (loss) of $(82) million and $(189) million were included in the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 2025, respectively.

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
(b) Includes $10 million of intangible assets with indefinite lives.

Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

	(Unaudited)
In millions	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net Sales	$6,767	$13,403
Net Earnings (Loss)	104	(16)

The unaudited pro forma information for the three months ended June 30, 2025 excludes $29 million of non-recurring integration costs associated with the acquisition. The unaudited pro forma information for the six months ended June 30, 2025 includes additional amortization expense on identifiable intangible assets of $13 million, additional depreciation expense on identifiable fixed assets of $13 million and eliminates the incremental expense of $70 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $94 million.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on the preliminary valuation and information available as of June 30, 2025 and actual amounts may have differed materially from these estimates. These estimates do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operations as if the transaction described above would have occurred as of January 1, 2024, nor is it necessarily indicative of future results.

In connection with the DS Smith acquisition, the European Commission issued its Phase I clearance of the business combination between International Paper and DS Smith on January 31, 2025, with the condition that International Paper commit to divest five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain), (the "Remedies Divestiture"). On June 30, 2025, the Company completed the sale of these locations to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash. The Company recorded a net gain of $46 million in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations during the year ended December 31, 2025.

NOTE 9 - DIVESTITURES

Global Cellulose Fibers: On January 23, 2026, the Company completed the sale of its GCF business to AIP for cash consideration of $1.1 billion and the issuance of preferred stock with an aggregate initial liquidation preference of $168 million, subject to final working capital and net debt adjustments. The Company’s preferred stock investment does not have a readily determinable fair value and, accordingly, is measured using the measurement alternative. Under this approach, the investment is carried at cost and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, as well as for any indicators of impairment. The fair value of the preferred stock was $168 million on the transaction closing date, and the Company did not identify any observable price changes or indicators of impairment as of June 30, 2026. In connection with the completed sale, the Company recorded a net loss on the sale of the business of $3 million in Discontinued Operations, net of taxes in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2026.

All current and historical operating results of the GCF business are presented as Discontinued Operations, net of tax, in the condensed consolidated statement of operations. All historical assets and liabilities of the GCF business are classified as Assets held for sale and Liabilities held for sale in the accompanying consolidated balance sheet as of December 31, 2025.

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the GCF business for all current and prior periods presented in the condensed consolidated statement of operations:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Net Sales	$—	$624	$115	$1,262
Costs and Expenses
Cost of products sold	—	454	93	908
Selling and administrative expenses	—	53	6	95
Depreciation and amortization	—	49	—	99
Distribution expenses	—	62	13	129
Taxes other than payroll and income taxes	—	7	2	14
Net (gains) losses on sales and impairment of business	—	—	3	—
Interest expense, net	—	—	—	(3)
Non-operating pension expense (income)	—	—	19	—
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	—	(1)	(21)	20
Income tax provision (benefit)	—	(1)	(5)	1
Discontinued Operations, Net of Taxes	$—	$—	$(16)	$19

The following summarizes the major classes of assets and liabilities of the GCF business reconciled to Assets held for sale and Liabilities held for sale as of December 31, 2025 in the accompanying condensed consolidated balance sheet:

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

The following summarizes the cash provided by (used for) operations and cash provided by (used for) investment activities related to the GCF business and included in the condensed consolidated statement of cash flows:

In millions	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash Provided By (Used For) Operating Activities	$68	$117
Cash Provided By (Used For) Investment Activities	$(45)	$(70)

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost which approximates fair value. Temporary investments totaled $253 million and $477 million at June 30, 2026 and December 31, 2025, respectively.

Accounts and Notes Receivable, Net

In millions	June 30, 2026	December 31, 2025
Trade (less allowances of $71 and $70, respectively)	$3,773	$3,355
Other	480	436
Total	$4,253	$3,791

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	June 30, 2026	December 31, 2025
Raw materials	$407	$447
Finished packaging products	729	792
Operating supplies	712	691
Other	113	82
Total	$1,961	$2,012

Plants, Properties and Equipment

Accumulated depreciation was $19.0 billion and $18.4 billion at June 30, 2026 and December 31, 2025, respectively. Depreciation expense was $418 million and $363 million for the three months ended June 30, 2026 and 2025, respectively, and $828 million and $835 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense for the six months ended June 30, 2026 and 2025 includes $39 million and $197 million, respectively, of accelerated depreciation related to mill and plant closures.

Non-cash additions to plants, properties and equipment included within accounts payable were $230 million and $240 million at June 30, 2026 and December 31, 2025, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $437 million and $368 million of supplier finance program liabilities as of June 30, 2026 and December 31, 2025, respectively.

Interest

Interest payments made during the six months ended June 30, 2026 and 2025 were $232 million and $224 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Interest expense	$131	$143	$263	$278
Interest income	44	35	100	86
Capitalized interest costs	10	6	20	11

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $189 million and $193 million related to asset retirement obligations at June 30, 2026 and December 31, 2025, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 27 years. Total lease costs were $119 million and $115 million for the three months ended June 30, 2026 and 2025, respectively, and $234 million and $211 million for the six months ended June 30, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets	$672	$697
Finance lease assets	Plants, properties and equipment, net (a)	79	70
Total leased assets		$751	$767
Liabilities
Current
Operating	Other current liabilities	$215	$221
Finance	Notes payable and current maturities of long-term debt	18	17
Noncurrent
Operating	Long-term lease obligations	471	486
Finance	Long-term debt	61	54
Total lease liabilities		$765	$778

(a)Finance leases are recorded net of accumulated amortization of $71 million and $69 million as of June 30, 2026 and December 31, 2025, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the six months ended June 30, 2026:

In millions	PS NA	PS EMEA	Total
Balance as of January 1, 2026
Goodwill	$3,968	$3,960	$7,928
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	3,909	1,417	5,326
Goodwill additions/reductions	—	—	—
Currency translation	—	(36)	(36)
Balance as of June 30, 2026
Goodwill	3,968	3,924	7,892
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	$3,909	$1,381	$5,290

Other Intangibles

Identifiable intangible assets comprised of the following:

	June 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,099	$647	$3,452	$4,063	$535	$3,528
Trade names	397	30	367	398	21	377
Software (a)	150	57	93	142	39	103
Other	96	68	28	102	67	35
Total	$4,742	$802	$3,940	$4,705	$662	$4,043
(a) Of this balance, $60 million and $76 million has been placed in service at June 30, 2026 and December 31, 2025, respectively.
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Amortization expense related to intangible assets	$70	$69	$149	$117

NOTE 13 - INCOME TAXES

International Paper received net income tax refunds of $178 million and made income tax payments, net of refunds, of $142 million for the six months ended June 30, 2026 and 2025, respectively.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. Reserve amounts may decline as remediation spending occurs. International Paper’s estimated probable liability for these environmental matters, totaled approximately $266 million and $270 million in the aggregate as of June 30, 2026 and December 31, 2025, respectively.

Cass Lake: One matter involves a closed wood-treatment facility located in Cass Lake, Minnesota. The Company is performing remedial action ("RA") and continues to cooperate with the U.S. Environmental Protection Agency (“EPA”) on the remaining remediation goals. The estimated liability for the Cass Lake superfund site was $48 million and $47 million as of June 30, 2026 and December 31, 2025, respectively.

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

The total combined reserve for liabilities for OU5, Area 1 and OU1 was $16 million and $20 million as of June 30, 2026 and December 31, 2025, respectively.

The Company, along with NCR Corporation and Weyerhauser, was named as a defendant by Georgia-Pacific Consumer Products LP, Fort James Corporation and Georgia Pacific LLC (collectively, "GP") in a contribution and cost recovery action for alleged pollution at the site related to the Company's potential CERCLA liability. The lawsuit seeks contribution under CERCLA for approximately $79 million in past cleanup costs and unspecified future remediation costs. Although a district court initially fixed the past cost amount at approximately $50 million (plus interest to be determined) with 15% of those past costs allocated to the Company, the Sixth Circuit Court of Appeals (the "Sixth Circuit") ultimately found the lawsuit was time-barred. GP attempted further appeals, but the U.S. Supreme Court declined review. GP later sought a ruling that all parties were jointly and severally liable for future costs. The District Court agreed, but on appeal the Sixth Circuit vacated that decision as well. The U.S. Supreme Court denied GP’s petition for certiorari in October 2025, making the Sixth Circuit’s ruling final. On July 6, 2026, the District Court entered a Final Judgment after Remand dismissing GP's claims against IP as time-barred.

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

With respect to the northern impoundment, design revisions in 2024 and 2025 resulted in an increase to the reserve of $27 million. The total estimated liability for the southern and northern impoundment was $97 million as of both June 30, 2026 and December 31, 2025. The current reserve primarily reflects the Company’s 50% share of our estimate of the low end of the range of probable costs for the northern impoundment. Additional losses in excess of our recorded liability are possible due to uncertainties in future cost, timing and the development of additional site technical data pertaining to geotechnical, hydrological and other environmental conditions. The EPA on April 28, 2026 issued a unilateral administrative order, requiring implementation of the RA for the site's northern impoundment and sand separation area. The Company and MIMC have separately informed the EPA that they will comply with the unilateral administrative order, while preserving defenses.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment in Sprague, Connecticut contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was developed in 2023 and a $30 million reserve established. Negotiations with state and federal governmental officials about scope and timing of the remediation are ongoing. The total estimated liability for Versailles Pond was $29 million as both of June 30, 2026 and December 31, 2025.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to these pending and future asbestos-related claims was $115 million and $103 million net of insurance recoveries as of June 30, 2026 and December 31, 2025, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to these asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

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

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including International Paper's

Italian packaging subsidiary ("IP Italy") and certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. Following a series of appeals by IP Italy to the Italian Council of State, IP Italy's fine was reduced by €6 million (approximately $6 million). As of June 30, 2026, after giving effect to this development, the Company did not have any remaining liability related to IP Italy's fine. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, from customers for damages associated with the alleged anticompetitive conduct. Given the various stages, facts and circumstances of these claims and the intention of the Company to defend robustly against such claims, it is not possible to predict the overall outcome and ultimate potential liability that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter:

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), formerly a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $113 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $321 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $434 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $274 million of the total $434 million as of June 30, 2026. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at June 30, 2026. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of June 30, 2026, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The $2.4 billion Timber Notes and the $2.1 billion Extension Loans both mature in the fourth quarter of 2027 and are shown in Long-Term Financial Assets of Variable Interest Entities and Long-Term Financial Liabilities of Variable Interest Entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Revenue (a)	$28	$32	$57	$65
Expense (b)	26	30	52	59
Cash receipts (c)	24	27	49	57
Cash payments (d)	23	26	48	56

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $4 million and $9 million for both the three months and six months ended June 30, 2026 and 2025 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $1 million and $3 million for both the three months and six months ended June 30, 2026 and 2025 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. There were no borrowings outstanding as of June 30, 2026 under the commercial paper program.

At June 30, 2026, the Company's credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include a $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2027. At June 30, 2026, the Company had no borrowings outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.

Below is a table of the foreign denominated credit facilities:

In millions		June 30, 2026
Credit Facilities	Borrowing Currency	USD Equivalent Capacity	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2026-2029	EUR	$157	$157
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	1,658	653
Uncommitted facility	GBP, EUR, USD	66	63
Committed bank facility maturing December 2026	GBP, EUR, USD	69	—

The Company repaid approximately $505 million under these foreign denominated credit facilities in the first six months of 2026. At June 30, 2026, the Company had $653 million outstanding under its revolving credit facility, which matures in May

2027. The borrowings are classified as Long-Term Debt in the accompanying condensed consolidated balance sheet as of June 30, 2026, based on the Company's intent and ability to refinance the obligation through available committed bank credit arrangements extending beyond one year from the balance sheet date.

In April of 2026, the Company issued approximately $72 million of environmental development bonds (EDBs) with an interest rate of 4.0% and a maturity date of April 1, 2033. The proceeds were used to repay approximately $72 million of EDBs with interest rates of 4.0% that matured on April 1, 2026. The Company also issued approximately $20 million of industrial development bonds with an interest rate of 3.7% and a maturity date of April 1, 2034.

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of June 30, 2026, we were in compliance with our debt covenants.

At June 30, 2026, the fair value of International Paper’s $9.2 billion of debt was approximately $8.8 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	June 30, 2026	December 31, 2025
Electricity contracts (MWh)	1.6	1.9
Natural gas contracts (MWh)	10.1	12.1
Carbon credit contracts (tons)	0.2	0.1
External debt (EUR)	€2,818	€3,293

The following table shows gains or losses recognized in AOCL, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$(45)	$—	$92	$(52)
Derivatives in Net Investment Hedging Relationships:
External debt	$30	$(85)	$52	$(77)

Based on our valuation at June 30, 2026, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCL on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCL Into Income				Location of Gain (Loss) Reclassified from AOCL
	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$—	$(7)	$(1)	$(6)	Cost of products sold
Interest rate contract	—	(1)	—	(1)	Interest expense, net
Total	$—	$(8)	$(1)	$(7)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$13	$(28)	$16	$(23)	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$3	$20	(15)	14	Cost of products sold

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$57		$2		$10		$63
Derivatives not designated as hedging instruments
Commodity contracts	60		67		30		27
Total derivatives	$117	(a)	$69	(b)	$40	(c)	$90	(d)

(a)Includes $86 million recorded in Other current assets and $31 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $47 million recorded in Other current assets and $22 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(c)Includes $35 million recorded in Other current liabilities and $5 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.
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

We sponsor and maintain the Retirement Plan of International Paper Company (the "Pension Plan"), a tax-qualified defined benefit pension plan that provides retirement benefits to substantially all hourly and union employees who work at a participating business unit. The Pension Plan froze as of January 1, 2019 for salaried participants.

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

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Scheme, is comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Service cost	$12	$11	$24	$21
Interest cost	124	126	248	250
Expected return on plan assets	(159)	(157)	(318)	(308)
Actuarial loss	13	17	24	35
Amortization of prior service cost	3	4	7	8
Settlement	—	—	—	8
Termination benefits	—	2	—	2
Net periodic pension expense (income)	$(7)	$3	$(15)	$16

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first six months of 2026 or 2025. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $11 million and $38 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP") authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). Effective January 1, 2025, performance stock unit awards granted pursuant to the 2024 LTICP use 100% relative total shareholder return ("TSR") as the sole performance metric. As of June 30, 2026, 4.9 million shares were available for grant under the 2024 LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended June 30		Six Months Ended June 30
In millions	2026	2025	2026	2025
Total stock-based compensation expense (selling and administrative)	$25	$25	$54	$54
Income tax benefits related to stock-based compensation	1	—	15	35

At June 30, 2026, $112 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.7 years.

During the first six months of 2026, the Company granted 1.3 million performance units at an average grant date fair value of $48.18 and 1.1 million time-based units at an average grant date fair value of $39.60.

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

Beginning in the second quarter of 2026, segment information reviewed by the CODM excluded Deferred Compensation Savings Plan mark-to-market adjustments as these market-driven adjustments do not reflect on-going segment performance. The amounts are immaterial and are now reported as corporate expenses. Compensation expense related to employee contributions continues to be allocated to the segments.

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months ended June 30, 2026 and 2025. Certain prior year amounts have been expanded to align with current year presentation. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings (loss).

	Three Months Ended June 30, 2026
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,670	$2,286	$5,956
Intersegment sales	18	1	19
	3,688	2,287	5,975
Other external sales			48
Elimination of intersegment sales			(19)
Total Net Sales			6,004

Less:
Cost of products sold	2,608	1,687
Selling and administrative expenses	334	171
Depreciation and amortization	226	262
Distribution expenses	285	237
Other segment items (a)	31	10
Business Segment Operating Profit (Loss)	204	(80)	124

Interest Expense, net			87
Adjustment for less than wholly owned subsidiaries (b)			—
Corporate expenses, net			25
Net special items (i)			54
Non-operating pension (income) expense			(16)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(26)
(i)Includes a charge of $43 million for costs associated with the strategic separation of our PS EMEA packaging business, a benefit of $13 million related to the closure of our Riceboro, Georgia containerboard mill, a gain of $11 million related to the completed sale of our box plant in Chile, a charge of $5 million for transaction costs for the NORPAC acquisition, a charge of $22 million for restructuring charges related to resource and asset realignment and charges of $8 million for other items.

	Six Months Ended June 30, 2026
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$7,267	$4,609	$11,876
Intersegment sales	47	1	48
	7,314	4,610	11,924
Other external sales			99
Elimination of intersegment sales			(48)
Total Net Sales			11,975

Less:
Cost of products sold	5,115	3,399
Selling and administrative expenses	667	328
Depreciation and amortization	456	521
Distribution expenses	561	474
Other segment items (a)	63	19
Business Segment Operating Profit (Loss)	452	(131)	321

Interest Expense, net			163
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			35
Net special items (i)			91
Non-operating pension (income) expense			(34)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$67

(i)Includes a charge of $54 million for costs associated with the strategic separation of our PS EMEA packaging business, a benefit of $6 million related to the closure of our Riceboro, Georgia containerboard mill, a gain of $11 million related to the completed sale of our box plant in Chile, a charge of $5 million for transaction costs for the NORPAC acquisition, a charge of $38 million for restructuring charges related to resource and asset realignment and charges of $11 million for other items.

	Three Months Ended June 30, 2025
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,803	$2,291	$6,094
Intersegment sales	57	—	57
	3,860	2,291	6,151
Other external sales			48
Elimination of intersegment sales			(57)
Total Net Sales			6,142

Less:
Cost of products sold	2,695	1,699
Selling and administrative expenses	340	154
Depreciation and amortization	236	195
Distribution expenses	281	235
Other segment items (a)	31	9
Business Segment Operating Profit (Loss)	277	(1)	276

Interest Expense, net			108
Adjustment for less than wholly owned subsidiaries (b)			—
Corporate expenses, net			37
Net special items (i)			20
Non-operating pension (income) expense			(5)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$116

(i)Includes a charge of $55 million for transaction and other costs related to the DS Smith acquisition, a charge of $7 million for costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $51 million related to the Remedies Divestiture and a net charge of $9 million for other items.

	Six Months Ended June 30, 2025
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$7,471	$3,841	$11,312
Intersegment sales	91	—	91
	7,562	3,841	11,403
Other external sales			94
Elimination of intersegment sales			(91)
Total Net Sales			11,406

Less:
Cost of products sold	5,264	2,846
Selling and administrative expenses	622	247
Depreciation and amortization	649	302
Distribution expenses	547	386
Other segment items (a)	61	15
Business Segment Operating Profit (Loss)	419	45	464

Interest Expense, net			192
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			57
Net special items (i)			257
Non-operating pension (income) expense			(2)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(39)

(i)     Includes a charge of $276 million for transaction and other costs related to the DS Smith acquisition, a charge of $85 million for costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $51 million related to the Remedies Divestiture, a net gain of $67 million related to the sale of fixed assets primarily associated with our permanently closed Orange, Texas containerboard mill and a net charge of $14 million for other items.

Assets

In millions	June 30, 2026	December 31, 2025
PS NA	$17,587	$16,498
PS EMEA	15,050	15,439
Corporate and other (c)	3,884	6,027
Assets	$36,521	$37,964

Capital Expenditures

In millions	June 30, 2026	June 30, 2025
PS NA	$792	$401
PS EMEA	203	265
Subtotal	995	666
Corporate and other (d)	55	86
Capital Expenditures	$1,050	$752

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

EXECUTIVE SUMMARY

Second Quarter 2026 Financial Summary
•Net sales of $6 billion
•Loss from continuing operations of $12 million
•Adjusted EBITDA (non-GAAP) from continuing operations of $587 million (1)
•Cash provided by operating activities of $1.14 billion (2)
•Free cash flow (non-GAAP) of $87 million (1) (2)

(1) See "Non-GAAP Financial Measures" for a list of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.
(2) Reflects amounts for the six months ended June 30, 2026, rather than the second quarter.

Overview

The Company’s second quarter results reflect continued progress against the strategic priorities of improving execution, enhancing reliability, optimizing the cost structure, and investing in our most competitive assets. Operational performance improved across the enterprise despite a significant planned maintenance outage schedule in North America and a challenging demand environment in portions of Europe.

In North America, adjusted EBITDA was sequentially lower, but better than expected as the Company continued to benefit from commercial initiatives focused on customer engagement and market share growth. Sales volumes were higher, reflecting continued strength in our domestic business, seasonal demand patterns, and the favorable impact of one additional shipping day. Our box shipments increased approximately 1.7% on a daily basis compared with the prior year period, reflecting continued success in winning and retaining customer business. Margins improved due to faster realization of previously announced pricing actions and a more favorable product mix associated with lower export sales. Operating costs were slightly improved due to stronger mill performance, additional Ixtac insurance recoveries and the non-repeat of winter storm impacts in the first quarter. These benefits were mostly offset by costs of the Riverdale paper machine conversion and other planned reliability spending. Our mill system continued to improve with capacity utilization up approximately 5% versus 2025, reflecting the benefits of reliability initiatives, operational discipline, and ongoing investments. Planned maintenance outage spending was exceptionally heavy during the second quarter as expected, reflecting the year's peak outage spending period. Input costs were favorably impacted by the non-repeat of higher natural gas and utility costs resulting from the winter storm in the first quarter, partially offset by higher recovered fiber and freight costs.

In EMEA, adjusted EBITDA was sequentially lower, but better than expected, despite a challenging macroeconomic environment. Sales volumes declined modestly, reflecting continued softness in market demand amid ongoing geopolitical uncertainty and subdued consumer sentiment. Margins were lower as higher paper prices compressed packaging margins. Higher oil prices remained a headwind to distribution costs; however, accelerated cost-out actions helped offset a portion of the impact. Energy costs were lower while old corrugated container (“OCC”) costs remained elevated over the first quarter.

Looking ahead, we expect adjusted EBITDA to be sequentially higher in the third quarter across both regions. In North America, significantly lower planned maintenance outage spending and improved margins driven by continued realization of previously announced pricing actions are expected to offset lower export sales volumes, higher input costs and the impact of the temporary suspension of operations at our Pine Hill, Alabama mill. In EMEA, improved margins driven by higher paper and box prices, higher seasonal volumes, and ongoing cost reduction initiatives are expected to offset higher energy costs.

Recent Strategic Portfolio Actions

International Paper executed several important strategic milestones during the second quarter of 2026.

PS NA
On June 4, 2026, we completed the acquisition of North Pacific Paper Company (“NORPAC”), a portfolio company of One Rock Capital Partners, for $368 million, subject to post-closing adjustments. Located in Longview, Washington, NORPAC enhances International Paper's ability to serve growing demand for lightweight, high-performance packaging grades, improves service levels for customers on the West Coast, and strengthens our overall system position. Shortly before closing, a tragic industrial accident occurred at the adjacent Nippon Dynawave Packaging facility resulting in multiple fatalities and injuries. The mill’s production was temporarily slowed during the investigation as the mill is partially reliant on the Nippon facility for certain utilities. We responded quickly to address the reduced steam supply from their facility and mill operations have returned to pre-incident levels.

We also completed the conversion of the No. 16 paper machine at our Riverdale Mill in Selma, Alabama, from producing uncoated freesheet paper to manufacturing containerboard. This $250 million investment is an important step in optimizing our manufacturing footprint, improving mill reliability and better servicing customers. We expect the machine to continue ramping up production throughout the remainder of the year and reach full operating capacity by first quarter 2027.

PS EMEA
The Company continues to execute strategic capital projects designed to enhance the efficiency, competitiveness, and long-term growth profile of our packaging operations.

At our mill in Lucca, Italy, we are modernizing the recycled containerboard platform through the replacement of an existing paper machine with a new lightweight machine. The investment is expected to improve fiber yield, reduce energy consumption, and enhance the mill's sustainability performance while increasing overall operating efficiency. The project is expected to strengthen our ability to serve our integrated converting network and remains on track for startup during the third quarter.

In Germany, we are advancing our cost optimization strategy by consolidating production volumes from smaller facilities into a more modern and efficient plant. This initiative is consistent with our lighthouse operating model in North America and is expected to maintain overall production capacity while improving asset utilization, reducing fixed costs, and enhancing our competitive cost position.

In Romania, we are expanding capacity within an existing operation to support customer demand and capture growth opportunities in Eastern Europe. The region continues to represent one of the fastest-growing markets within our portfolio, and the investment is expected to enhance our ability to serve customers while supporting long-term volume growth.

These strategic portfolio actions reflect the Company's ongoing efforts to strengthen its packaging network, better serve strategic customers, enhance efficiency, and support long-term value creation.

Macroeconomic and Market Conditions

We continue to operate in a dynamic macroeconomic and geopolitical environment. While industry demand in North America appeared stable, demand in EMEA remained subdued reflecting cautious consumer sentiment amid ongoing economic uncertainty. Continuing tensions and instability in the Middle East contributed to volatility in oil prices, resulting in higher diesel costs. As a result, the Company incurred higher costs to transport products to customers and procure certain key manufacturing inputs, such as OCC, in both regions. In response, we remain focused on disciplined logistics management by increasing trailer fill rates, consolidating shipments and optimizing our supply chain planning.

Strategies such as this are designed to help manage exposure to cost-related conditions. Persistent fluctuations driven by geopolitical conflict, evolving trade policies, and persistent economic pressures may have a material adverse effect on our consolidated results of operations, cash flows, or financial condition.

Update on Strategic Separation of EMEA Packaging Business

Management continues to make steady progress on its plans to separate the North America and EMEA packaging operations into two independent, publicly traded companies. Under the plan for separation, International Paper will be comprised of its current business in North America including both legacy IP and DS Smith assets, and the EMEA packaging business comprised of both legacy DS Smith and IP assets. The Company expects that creating two regionally focused businesses will allow each to tailor strategies to their distinct markets, enhance management focus, and support long-term value creation.

During the second quarter, the Company advanced the strategic separation workstream with readiness activities. The separation is expected to be structured as a spinoff, with International Paper retaining a meaningful ownership stake of approximately 20 percent. The EMEA packaging business is expected to be listed on both the London Stock Exchange and the New York Stock Exchange.

The transaction is expected to be completed within 12 to 15 months from the announcement date, subject to customary approvals, including final approval by IP’s Board of Directors, filing and effectiveness of a registration statement with the U.S. SEC and publication of a prospectus approved by the U.K. Financial Conduct Authority.

Business Update

At the end of June 2026, the Company temporarily suspended operations at its Pine Hill, Alabama mill to complete repairs following roof damage caused by a weather event. The Company is taking actions to mitigate any potential impact of this event on customers and expects to resume manufacturing operations in August 2026.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Form 10-Q as referenced below have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP financial measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry as the Company. Users are cautioned not to place undue reliance on any non-GAAP financial measures presented in this Form 10-Q.

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

See Effects of Special Items Expense (Income) for additional detail regarding the net special items expense (income) referenced in the tables below.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss)

	Three Months Ended June 30		Three Months Ended March 31
In millions	2026	2025	2026
Earnings (loss) from continuing operations	$(12)	$75	$76
Add back - Non-operating pension expense (income)	(16)	(5)	(18)
Add back - Net special items expense (income)	54	20	26
Income taxes - Non-operating pension and special items (a)	(8)	4	(3)
Adjusted operating earnings (loss) (non-GAAP)	$18	$94	$81
(a) For the three months ended June 30, 2026, this amount includes tax expense of $4 million on the non-operating pension income and a tax benefit of $12 million associated with special items. The three months ended June 30, 2025 includes tax expense of $1 million on the non-operating pension income and tax expense of $3 million associated with special items. For the three months ended March 31, 2026 includes tax expense of $4 million on the non-operating pension income and tax benefit of $7 million associated with special items.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) on a per share basis

	Three Months Ended June 30		Three Months Ended March 31
	2026	2025	2026
Diluted earnings (loss) per share from continuing operations	$(0.02)	$0.14	$0.14
Add back - Non-operating pension expense (income) per share	(0.03)	—	(0.03)
Add back - Net special items expense (income) per share	0.10	0.04	0.05
Income taxes per share - Non-operating pension and special items	(0.01)	—	(0.01)
Adjusted operating earnings (loss) per share (non-GAAP)	$0.04	$0.18	$0.15

Reconciliation of Earnings (loss) from continuing operations to Adjusted EBITDA from continuing operations

	Three Months Ended June 30		Three Months Ended March 31
In millions	2026	2025	2026
Earnings (Loss) from Continuing Operations	$(12)	$75	76
Add back: Income tax provision (benefit)	(15)	40	17
Less: Equity earnings (loss), net of taxes	(1)	(1)	—
Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(26)	116	93
Interest expense, net	87	108	76
Special items	54	20	37
Non-operating pension expense (income)	(16)	(5)	(18)
Depreciation and amortization	488	431	489
Adjusted EBITDA from continuing operations (non-GAAP)	$587	$670	$677

Reconciliation of Cash provided by operations to Free cash flow

	Six Months Ended June 30
In millions	2026	2025
Cash provided by operations	$1,137	$188
Adjustments:
Capital expenditures	(1,050)	(752)
Free cash flow (non-GAAP)	$87	$(564)

Reconciliation of Income tax provision (benefit) to Operational tax provision (benefit) and the reported effective income tax rate to the operational effective tax rate

	Three Months Ended						Six Months Ended
	June 30				March 31		June 30
In millions (except rates)	2026		2025		2026		2026		2025
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(15)	58%	$40	34%	$17	18%	$2	3%	$8	(21)%
Income tax effect - non-operating pension (income) expense and special items	(8)		4		(3)		(11)		(39)
Operational tax provision (benefit) and operational effective tax rate (non-GAAP)	$(7)	(58)%	$36	27%	$20	20%	$13	12%	$47	22%

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	June 30						March 31
	2026			2025			2026
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
PS EMEA separation costs	$43	$32	(a)	$—	$—		$11	$8	(a)
Severance and other costs	9	7	(b)	39	34	(b)	23	17	(b)
NORPAC acquisition transaction costs	5	4	(a)	—	—		—	—
DS Smith combination costs (benefits)	—	—		32	29	(a)	—	—
Net (gains) losses on sales and impairments of businesses	(11)	(8)	(c)	(51)	(40)	(c)	—	—
Other	8	7		—	—		3	2
Total	54	42		20	23		37	27
Interest expense, net
Income tax refund interest	—	—		—	—		(11)	(8)	(d)
Interest Total	—	—		—	—		(11)	(8)
Total Net Special Items	$54	$42		$20	$23		$26	$19

(a)	Transaction, integration and other costs/benefits that the Company believes are not reflective of the Company's underlying operations.
(b)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions.
(c)	Includes the sale of the Company's box plant in Chile and the sale of five European box plants in Mortagne, Saint-Amand and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination.
(d)	Interest income related to an income tax refund.
RESULTS OF OPERATIONS
The following summarizes our results of operations for second quarter of 2026 compared with the second quarter of 2025 and the first quarter of 2026:

	Three Months Ended June 30		Three Months Ended March 31	Change Compared to June 30, 2025	Change Compared to March 31, 2026
In millions	2026	2025	2026	$	$
Net sales	$6,004	$6,142	$5,971	$(138)	$33
Cost of products sold	4,344	4,422	4,244	(78)	100
Selling and administrative expenses	564	525	510	39	54
Depreciation and amortization	488	431	489	57	(1)
Distribution expenses	523	516	513	7	10
Taxes other than payroll and income taxes	42	41	41	1	1
Restructuring charges, net (a)	9	39	23
Net (gains) losses on sales and impairments of businesses (a)	(11)	(51)	—
Interest expense, net	87	108	76	(21)	11
Non-operating pension expense (income)	(16)	(5)	(18)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	(26)	116	93
Income tax provision (benefit)	(15)	40	17
Equity earnings (loss), net of taxes	(1)	(1)	—
Earnings (loss) from continuing operations	(12)	75	$76
Discontinued operations, net of tax	—	—	$(16)
Net earnings (loss)	$(12)	$75	$60
Diluted earnings (loss) per share	$(0.02)	$0.14	$0.11
(a) Refer to special items discussion on page 34
Refer to the Effects of Net Special Items Expense (Income) section on page 34 for details of net special items expense (income) discussed below.

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
Net sales
The decrease compared to the second quarter of 2025 was primarily driven by lower sales volumes. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold decreased by $78 million compared to the second quarter of 2025. Second quarter 2026 cost of products sold was impacted by lower raw materials, operating materials and other costs of $254 million, partially offset by higher fuel and utility expense of $162 million compared to the second quarter of 2025.

Selling and administrative expenses

Selling and administrative expenses increased by $39 million compared to the second quarter of 2025. Second quarter 2026 selling and administrative expenses were impacted by increases in professional service fees, offset by decreases in employee compensation and benefit costs compared to the second quarter of 2025. Net special items charges of $56 million and $32 million in the second quarter of 2026 and 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization increased by $57 million compared to the second quarter of 2025. Depreciation expense includes accelerated depreciation of $23 million in the second quarter of 2026. Depreciation and amortization expense in the second quarter of 2026 is higher compared to the second quarter of 2025 primarily due to the finalization of acquisition accounting of DS Smith in the second half of 2025.

Distribution expenses

Distribution expenses increased by $7 million compared to the second quarter of 2025. Distribution expense was impacted by higher warehousing expense in the second quarter of 2026 compared to the second quarter of 2025.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes remained relatively flat in the second quarter of 2026 compared to the second quarter of 2025.

Interest expense, net
Interest expense, net decreased by $21 million compared to the second quarter of 2025, primarily reflecting higher interest income earned on increased average cash balances and higher capitalized interest.
Income tax provision (benefit)

A net income tax benefit from continuing operations of $15 million was recorded in the second quarter of 2026 and the reported effective income tax rate was 58%. Excluding a $12 million net tax benefit for other special items and $4 million tax expense related to non-operating pension income, the operational tax benefit (non-GAAP) for the second quarter of 2026 was $7 million, or (58)% of pre-tax earnings before equity earnings.

A net income tax provision from continuing operations of $40 million was recorded for the second quarter of 2025 and the reported effective income tax rate was 34%. Excluding $3 million net tax expense for other special items and $1 million tax expense to non-operating pension income, the operational tax provision (non-GAAP) for the second quarter of 2025 was $36 million, or 27% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
On January 23, 2026, the Company completed the sale of its GCF business to AIP. See Note 9 - Divestitures of Condensed Notes to Consolidated Financial Statements for further details.

Discontinued operations for the second quarter of 2025 includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $15 million for the second quarter 2025.

Three Months Ended June 30, 2026 Compared to the Three Months Ended March 31, 2026
Net sales

The increase in the second quarter of 2026 compared to the first quarter of 2026 was primarily driven by higher sales prices. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold increased by $100 million compared to the first quarter of 2026. The increase compared to the first quarter of 2026 was driven by higher maintenance and other costs of $129 million as well as increases in raw materials and operating materials of $37 million, partially offset by decreases in fuel and utility expense of $66 million.

Selling and administrative expenses

Selling and administrative expenses increased by $54 million compared to the first quarter of 2026. Compared to the first quarter of 2026, there were increases in administrative and other expenses offset by incentive compensation and medical costs. Net special items charges of $56 million and $14 million in the second quarter of 2026 and first quarter of 2026, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization remained relatively flat compared to the first quarter of 2026. Depreciation expense includes accelerated depreciation of $23 million in the second quarter of 2026 compared to $16 million in the first quarter of 2026 associated with our site closures.

Distribution expenses

Distribution expenses increased by $10 million compared to the first quarter of 2026. The increase compared to the first quarter of 2026 was primarily driven by higher freight expense.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes were relatively flat in the second quarter of 2026 compared to the first quarter of 2026.

Interest expense, net
Interest expense, net increased by $11 million compared to the first quarter of 2026. Net special items interest income of $11 million is included in interest expense, net in the first quarter of 2026.

Income tax provision (benefit)

A net income tax provision from continuing operations of $17 million was recorded for the first quarter of 2026 and the reported effective income tax rate was 18%. Excluding a $7 million net tax benefit for other special items and $4 million tax expense related to non-operating pension income, the operational tax provision (benefit) (non-GAAP) for the first quarter of 2026 was $20 million, or 20% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
Discontinued operations for the first quarter of 2026 includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $3 million and non-operating pension expense of $19 million for the first quarter 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
The following summarizes our results of operations for the six months ended June 30, 2026 compared with the six months ended June 30, 2025:

	Six Months Ended June 30		Change
In millions	2026	2025	$
Net sales	$11,975	$11,406	$569
Cost of products sold	8,588	8,227	361
Selling and administrative expenses	1,074	1,012	62
Depreciation and amortization	977	951	26
Distribution expenses	1,036	933	103
Taxes other than payroll and income taxes	83	128	(45)
Restructuring charges, net	32	122	(90)
Net (gains) losses on sales and impairments of businesses	(11)	(51)	40
Net (gains) losses on sales and impairments of assets	—	(67)	67
Interest expense, net	163	192	(29)
Non-operating pension expense (income)	(34)	(2)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	67	(39)
Income tax provision (benefit)	2	8
Equity earnings (loss), net of taxes	(1)	(2)
Earnings (loss) from continuing operations	64	(49)
Discontinued operations, net of tax	(16)	19
Net earnings (loss)	$48	$(30)
Diluted earnings (loss) per share	$0.09	$(0.06)

Net sales

Net sales increased by $569 million compared to the six months ended June 30, 2025, primarily due to higher sales prices. Six months of DS Smith activity is included in 2026 compared to five months in 2025.

Cost of products sold

Cost of products sold increased by $361 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($3.1 billion) compared to five months in 2025 ($2.6 billion). For IP Legacy, there were decreases in maintenance and other costs of $82 million and increases in raw materials and operating materials of $29 million. Net special items charges of $70 million are included in cost of products sold for the six months ended June 30, 2025.

Selling and administrative expenses

Selling and administrative expenses increased by $62 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($243 million) compared to five months in 2025 ($203 million). For IP Legacy, compared to the six months ended June 30, 2025, there were increases in professional service fees as well as employee benefit costs. Net special items charges of $70 million and $133 million for the six months ended June 30, 2026 and 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization increased by $26 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($524 million) compared to five months in 2025 ($320 million). Depreciation expense includes accelerated depreciation of $39 million for the six months ended June 30, 2026 compared to $197 million for the six months ended June 30, 2025 associated with our site closures.

Distribution expenses

Distribution expenses increased by $103 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($449 million) compared to five months in 2025 ($372 million). For IP Legacy, the increase compared to the six months ended June 30, 2025 was primarily driven by higher freight and warehousing expense.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes decreased by $45 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($19 million) compared to five months in 2025 ($15 million). Net special items charges of $50 million are included in taxes other than payroll and income taxes in the six months ended June 30, 2025 for a UK stamp tax associated with the DS Smith combination.

Restructuring charges, net

Restructuring charges, net of $32 million and $122 million were included in net special items expense (income) for the six months ended June 30, 2026 and 2025, respectively, for severance and other costs related to our mill closures and 80/20 strategic actions.

Net (gains) losses on sales and impairments of businesses

Net (gains) losses on sales and impairments of businesses of $(11) million were included in net special items expense (income) for the six months ended June 30, 2026 related to the completed sale of our box plant in Chile.

Net (gains) losses on sales and impairments of businesses of $(51) million were included in net special items expense (income) for the six months ended June 30, 2025 related to the completed sale of five European box plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination.

Net (gains) losses on sales and impairments of assets

Net (gains) losses on sales and impairments of assets of $(67) million were included in net special items expense (income) for the six months ended June 30, 2025 for asset sales related to our permanently closed Orange, Texas containerboard mill and other items.

Interest expense, net

Interest expense, net decreased by $29 million compared to the six months ended June 30, 2025. Six months of DS Smith activity is included in 2026 ($71 million) compared to five months in 2025 ($70 million). For IP Legacy, interest expense, net decreased primarily due to higher interest income earned on increased average cash balances and higher capitalized interest. Net special items interest income of $11 million is included in interest expense, net in the six months ended June 30, 2026.

Income tax provision (benefit)

A net income tax provision from continuing operations of $2 million was recorded for the six months ended June 30, 2026 and the reported effective income tax rate was 3%. Excluding a $19 million net tax benefit for other special items and $8 million tax expense related to non-operating pension income, the operational tax provision (benefit) (non-GAAP) for the six months ended June 30, 2026 was $13 million, or 12% of pre-tax earnings before equity earnings.

A net income tax provision from continuing operations of $8 million was recorded for the six months ended June 30, 2025 and the reported effective income tax rate was (21)%. Excluding a $39 million net tax benefit for other special items, the operational tax provision (benefit) (non-GAAP) for the six months ended June 30, 2025 was $47 million, or 22% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
Discontinued operations for the six months ended June 30, 2026 and the six months ended June 30, 2025 includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $3 million and non-operating pension expense of $19 million for the six months ended June 30, 2026 compared to net special items expense of $27 million for the six months ended June 30, 2025.

BUSINESS SEGMENT OPERATING RESULTS

The Company operates in two segments: PS NA and PS EMEA.

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

Beginning in the second quarter of 2026, segment information reviewed by the CODM excluded Deferred Compensation Savings Plan mark-to-market adjustments as these market-driven adjustments do not reflect on-going segment performance. The amounts are immaterial and are now reported as corporate expenses. Compensation expense related to employee contributions continues to be allocated to the segments.

PS NA

	2026			2025
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Net Sales	$3,688	$3,626	$7,314	$3,860	$3,702	$7,562
Business Segment Operating Profit (Loss)	$204	$248	$452	$277	$142	$419

PS NA sales were higher compared to the first quarter of 2026 reflecting higher sales prices, higher sales volumes and a favorable mix due to lower export sales. Sales volumes were higher driven by continued growth in our domestic business, typical seasonal improvement and the impact of one additional shipping day. Cost of products sold increased by $101 million and was impacted by higher planned maintenance outage costs and higher sales volumes, partially offset by lower input costs. Input costs were favorably impacted by the non-repeat of higher natural gas costs and utility costs driven by the winter storm in the first quarter of 2026, partially offset by higher recovered fiber and freight costs. Manufacturing costs were slightly lower reflecting stronger mill performance, additional Ixtac insurance recovery and the non-repeat of winter storm impacts. These benefits were mostly offset by costs of the Riverdale paper machine conversion and other planned reliability spending. Depreciation and amortization expense and selling and administrative expenses were flat. Distribution expenses increased by $9 million due to higher sales. In the second quarter of 2026, the Company successfully completed several strategic initiatives, including the Riverdale machine conversion and the acquisitions of the NORPAC mill in Longview, Washington and the Dover converting facility in Delaware.

Compared with the second quarter of 2025, PS NA sales in the second quarter of 2026 were lower driven by lower sales volumes reflecting the impact of our mill strategic actions and lower export volumes partially offset by higher sales prices for boxes. Cost of products sold decreased by $87 million driven by lower sales volumes reflecting the impact of our footprint cost out benefits partially offset by higher planned maintenance outage costs and higher operating costs and input costs. Manufacturing costs were impacted by Riverdale machine conversion spending and higher costs for goods and services. Input costs were driven by higher freight costs partially offset by lower recovered fiber costs. Depreciation and amortization expense decreased $10 million. Selling and administrative expenses decreased by $6 million reflecting lower overhead costs. Distribution expense was higher driven by higher freight costs.

Entering the third quarter of 2026, sales volumes are expected to be lower compared to the second quarter of 2026 due to lower export sales partially offset by the impact of one additional shipping day in the third quarter of 2026. Price and mix are expected to be higher due to previously published price movements and a favorable mix. Operating costs are expected to be lower. Planned maintenance downtime costs are expected to be lower in the third quarter of 2026 compared with the second quarter of 2026. Input costs are expected to be higher.

PS EMEA

	2026			2025
In millions	2nd Quarter	1st Quarter	Six Months	2nd Quarter	1st Quarter	Six Months
Net Sales	$2,287	$2,323	$4,610	$2,291	$1,550	$3,841
Business Segment Operating Profit (Loss)	$(80)	$(51)	$(131)	$(1)	$46	$45

PS EMEA sales decreased in the second quarter of 2026 compared with the first quarter of 2026 as higher sales prices for paper were more than offset by lower sales volumes in a continued soft market driven by geopolitical uncertainty and consumer sentiment. Cost of products sold decreased $25 million driven by lower sales volumes, cost-out actions and lower input costs for energy, including subsidies, partially offset by higher recovered fiber costs. Packaging margins were impacted by higher paper prices not yet realized in box pricing. Planned maintenance outage costs were higher. Depreciation and amortization expense in the second quarter of 2026 was slightly higher compared with the first quarter of 2026. Selling and administrative expenses increased $14 million driven by planned annual wage increases. Distribution expenses were flat.

Compared with the second quarter of 2025, PS EMEA sales in the second quarter of 2026 were slightly lower driven by lower sales volumes and prices for paper. Cost of products sold decreased $12 million, reflecting lower sales volumes partially offset by lower input costs. Depreciation and amortization expense increased $67 million due to changes in the valuation of intangible assets and property, plant and equipment along with changes to the estimated lives associated with the acquisition accounting of DS Smith in the second half of 2025. Selling and administrative expenses were $17 million higher compared to the second quarter of 2025 driven by higher overhead costs. Distribution expenses were slightly higher.

Looking ahead to the third quarter of 2026, sales are expected to be higher. Operating costs are expected to be lower. Input costs are expected to be lower, driven by recovered fiber partially offset by higher energy costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations, including discontinued operations, totaled $1.1 billion and $188 million for the first six months of 2026 and 2025, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $54 million for the six months ended June 30, 2026 compared with cash provided by (used for) working capital components of $(683) million for the six months ended June 30, 2025. The change in cash provided by operations in the first six months of 2026 compared to the comparable 2025 six-month period was primarily due to certain significant payments related to the DS Smith acquisition transaction costs, incentive compensation and benefit payments and severance payments made in the first six months of 2025 which, in total, impacted operating cash flow by $670 million.

Cash provided by (used for) investment activities, including discontinued operations, totaled $(349) million in the first six months of 2026 compared with $(38) million in the first six months of 2025. The increase was primarily due to higher capital expenditures of $298 million, increased cash paid for acquisitions, net of cash acquired of $874 million and lower proceeds from the sale of fixed assets of $62 million. These were partially offset by cash proceeds from divestitures, net of cash divested of $945 million and higher insurance recoveries of $16 million.

Capital expenditures totaled $1.1 billion in the first six months of 2026, compared to $752 million in the first six months of 2025. Full-year 2026 capital expenditures are currently expected to be approximately $2.0 billion to $2.1 billion, or 102% to 107% of depreciation and amortization.

Financing activities for the first six months of 2026 included a $501 million net decrease in debt versus a $200 million net increase in debt during the comparable 2025 six-month period.

During the second quarter of 2026, the Company had no borrowings outstanding under its commercial paper program and its U.S. dollar denominated committed bank facility.

See Note 16 - Debt to the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the six months ended June 30, 2026.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At June 30, 2026, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (negative outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

During the first six months of 2026, International Paper used 2.2 million shares of treasury stock for various incentive plans. International Paper also acquired 0.7 million shares of treasury stock, related to restricted stock tax withholdings during the first six months of 2026. Payments of restricted stock withholding taxes totaled $31 million during this period. Our current share repurchase program approved by our Board of Directors (the "Board") on October 11, 2022, does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of June 30, 2026. During the six months ended June 30, 2026, no shares of common stock were repurchased under our share repurchase program.

During the first six months of 2025, International Paper used approximately 3.5 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholding during the first six months of 2025. Payments of restricted stock withholding taxes totaled $63 million. During the six months ended June 30, 2025, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $490 million and $488 million for the first six months of 2026 and 2025, respectively. Dividends were $0.9250 per share for the first six months of 2026 and 2025.

Our U.S. and U.K. qualified pension plans are currently fully funded.

International Paper expects to meet projected capital expenditures, service existing debt, meet working capital and dividend payments and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities. The Company will continue to rely on debt and capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. We have repurchased, and may again repurchase, our common stock (under our existing share repurchase program) and debt (including in open market purchases) to the extent consistent with this capital structure planning, and subject to prevailing market conditions, our liquidity requirements, applicable securities laws requirements, and other factors. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
Long-Term Debt

The following summarizes certain material provisions of our long-term debt facilities and current obligations. This summary does not purport to be complete and is qualified in its entirety by reference to the documents governing such indebtedness. For additional information regarding the Company’s credit agreements, outstanding and assumed indebtedness, see Note 16 Debt of Condensed Notes to the Consolidated Financial Statements.

At June 30, 2026, International Paper’s U.S. dollar denominated credit facilities totaled $1.9 billion, comprised of a $1.4 billion contractually committed bank credit agreement and up to $500 million available under its receivables securitization program. Management believes these credit agreements provide sufficient liquidity to manage operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin tied to International Paper’s credit rating. At June 30, 2026, the Company had no borrowings outstanding under the $1.4 billion credit agreement or the $500 million receivables securitization program. The Company’s credit agreements contain no restrictive covenants other than the financial covenants as described in Note 16 Debt of Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at June 30, 2026 and within the thresholds stipulated. The financial covenants do not restrict any borrowings under the credit agreements.

Commercial Paper
In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the Company's commercial paper program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had no borrowings outstanding as of June 30, 2026 under this program.

Assumed Debt
In 2025, International Paper assumed foreign denominated debt of DS Smith in various currencies.

Euro Medium Term Notes
Our subsidiary DS Smith initiated consent solicitations with the holders of several series of its outstanding euro- and sterling denominated notes to approve certain amendments to the notes’ terms and related trust deeds (the “Euro Medium Term Notes”). The amendments were designed to align DS Smith’s reporting and covenant framework with that of International Paper, and to provide greater flexibility for the reorganization of DS Smith’s subsidiaries. As part of the solicitation process, International Paper agreed to provide guarantees of DS Smith’s obligations under each series of the Euro Medium Term Notes. These amendments and guarantees were implemented in March 2025 through supplemental trust deeds. All principal amounts of the affected Euro Medium Term Notes remain outstanding.

As part of the Company’s readiness efforts to prepare the EMEA packaging business to operate as an independent, standalone public company, on May 13, 2026, DS Smith Limited announced consent solicitations to certain holders of its outstanding notes, other than with respect to the notes due 2026 (which are proposed to be repaid on maturity and in respect of which no consent was sought), (such solicited Series, the "Solicited Notes") to approve amendments to the terms of the Solicited Notes and related governing documents. Meetings of noteholders were held on June 4, 2026, and the required quorum was reached for each series of the Solicited Notes. Noteholders approved the proposed amendments, and all entitlements to implement the proposed amendments were satisfied, other than the execution (and where applicable delivery) of the agreed form amendment documentation by DS Smith and International Paper, which will implement the amendments in respect of the relevant series of the Solicited Notes.

As a result, upon such implementation (the timing of which is at the sole discretion of International Paper and DS Smith), International Paper Company will become the issuer and primary obligor under each series of notes (other than the notes due 2026), totaling approximately $2.1 billion, replacing DS Smith. At the same time, International Paper's guarantee of the notes will be released, and the proposed amendments to the note terms and related documentation will become effective.

The consent solicitations were conducted only with eligible noteholders in accordance with applicable securities laws and offering restrictions. The consent solicitations are intended to enable the EMEA packaging business to issue new debt and optimize its debt mix and maturity profile.

Credit and Bank Facilities
In 2025, the Company amended and restated its £1.25 billion multi-currency credit facility agreement, its €200 million amortizing credit facility and €60 million committed bank facility. The amendments (i) replaced the Company's standalone financial reporting requirements with International Paper’s financial information; (ii) aligned the facility's financial covenant with those in International Paper’s existing credit facilities; and (iii) updated certain events of default and undertakings to reflect International Paper's financing framework and to provide additional flexibility for potential subsidiary reorganization within the International Paper group.

The £1.25 billion multi-currency credit facility allows for British pound sterling, euro and U.S. dollar-denominated borrowings at floating rates plus a pre-determined margin, with borrowings generally denominated to match the Company's cashflows. At June 30, 2026, the Company had €525 million and £40 million (approximately $653 million) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at June 30, 2026, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the £1.25 billion credit facility agreement.

The €200 million amortizing credit facility agreement provides for interest rates at a fixed rate for each facility. At June 30, 2026, the Company had €138 million (approximately $157 million) borrowings outstanding under the credit facility agreement.

The credit facility agreements do not impose restrictive covenants other than requiring International Paper to comply with the same negative covenants applicable to its existing credit facilities. IP was in compliance with all applicable covenants as of

June 30, 2026, and remained well within the thresholds. The financial covenants do not restrict the Company’s ability to borrow under the credit facility agreement.

The €60 million committed bank facility, maturing in 2026, allows for British pound sterling, euro and US dollar-denominated borrowings. At June 30, 2026, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At June 30, 2026, the Company had €55 million (approximately $63 million) borrowings outstanding under this agreement.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first six months of 2026.

The PS EMEA reporting unit approximated fair value after the December 31, 2025 goodwill impairment charge. Based on updated forecast information, we performed a quantitative goodwill impairment test as of June 30, 2026. The results of the test indicated that the estimated fair value of the PS EMEA reporting unit continued to approximate its carrying value. The estimated fair value is sensitive to changes in key assumptions, and a material adverse change in any individual assumption or in a combination of assumptions could result in a future goodwill impairment charge.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of strategic corporate transactions. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks, costs and expenses associated with, our plans to separate our North America and Europe, Middle East and Africa (“EMEA”) operations into two independent public companies and other corporate transactions on a timely basis or at all, including the risk that an impairment charge may be recorded for goodwill or other intangible assets, which may lead to decreased assets and reduced net earnings; (ii) our ability to successfully integrate and realize anticipated synergies, cost savings and profit opportunities from corporate transactions; (iii) risks associated with our strategic business decisions including facility closures, business exits, operational changes, corporate restructurings and portfolio rationalizations intended to support the Company’s 80/20 strategic approach for long-term growth; (iv) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (v) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vi) loss contingencies and pending, threatened or future litigation, including with respect to environmental and antitrust related matters; (vii) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (viii) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy price increases or shortages in energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (ix) risks arising from conducting business internationally, domestic and global geopolitical conditions and tensions involving military conflict (including major global actors such as Russia, the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), as well as broader geopolitical tensions, changes in currency exchange rates, including in light of our assets, liabilities and earnings denominated in foreign currencies as we proceed with the planned separation of our North America and EMEA packaging business, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (x) the amount of our future pension funding obligations, and pension and healthcare costs; (xi) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xii) a material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (xiii) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xiv) our exposure to claims under our agreements with Sylvamo Corporation; (xv) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xvi) our ability to maintain effective internal control over financial reporting; and (xvii) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Form 10-Q).

Changes in Internal Control over Financial Reporting:

Other than the previously disclosed integration-related changes associated with the acquisition of DS Smith, there were no changes to the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
April 1, 2026 - April 30, 2026	23,050	$36.50	—	$2.96
May 1, 2026 - May 31, 2026	—	—	—	2.96
June 1, 2026 - June 30, 2026	8,786	34.04	—	2.96
Total	31,836
(a) 31,836 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan, approved and effective as of May 13, 2024. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of June 30, 2026, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable.

(c) During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

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

INTERNATIONAL PAPER COMPANY (Registrant)

August 5, 2026	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

August 5, 2026	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer