Form 10-Q
period 2026-09-30
INTERNATIONAL PAPER CO /NEW/
filed 2026-11-04
CIK 51434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of October 30, 2026 was 529,602,540.

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Operations
(Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net Sales	$6,197	$6,222	$18,172	$17,628
Costs and Expenses
Cost of products sold	4,263	4,287	12,851	12,514
Selling and administrative expenses	558	493	1,632	1,505
Depreciation and amortization	526	1,099	1,503	2,050
Distribution expenses	559	524	1,595	1,457
Taxes other than payroll and income taxes	41	40	124	168
Restructuring charges, net	9	342	41	464
Impairment of goodwill	1,377	—	1,377	—
Net (gains) losses on sales and impairments of businesses	—	16	(11)	(35)
Net (gains) losses on sales and impairments of assets	(23)	15	(23)	(52)
Interest expense, net	96	85	259	277
Non-operating pension expense (income)	(15)	(4)	(49)	(6)
Earnings (Loss) From Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(1,194)	(675)	(1,127)	(714)
Income tax provision (benefit)	(97)	(250)	(95)	(242)
Equity earnings (loss), net of taxes	—	(1)	(1)	(3)
Earnings (Loss) From Continuing Operations	$(1,097)	$(426)	$(1,033)	$(475)
Discontinued operations, net of taxes	(29)	(676)	(45)	(657)
Net Earnings (Loss)	$(1,126)	$(1,102)	$(1,078)	$(1,132)
Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(2.07)	$(0.81)	$(1.95)	$(0.95)
Discontinued operations	(0.06)	(1.28)	(0.09)	(1.32)
Net earnings (loss)	$(2.13)	$(2.09)	$(2.04)	$(2.27)
Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(2.07)	$(0.81)	$(1.95)	$(0.95)
Discontinued operations	(0.06)	(1.28)	(0.09)	(1.32)
Net earnings (loss)	$(2.13)	$(2.09)	$(2.04)	$(2.27)
Average Shares of Common Stock Outstanding – assuming dilution	529.6	528.0	529.3	498.2
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)
(In millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net Earnings (Loss)	$(1,126)	$(1,102)	$(1,078)	$(1,132)
Other Comprehensive Income (Loss), Net of Tax:
Amortization of pension and post-retirement prior service costs and net loss:
U.S. plans	12	16	36	48
Pension and postretirement adjustments:
U.S. plans	—	—	16	8
Non-U.S. plans	2	—	—	—
Change in cumulative foreign currency translation adjustment	(84)	4	(172)	1,059
Net gains/(losses) on cash flow hedging derivatives:
Net gains/(losses) on cash flow hedging derivatives	155	(2)	247	(54)
Reclassification adjustment for (gains) losses included in net earnings (losses)	(44)	8	(43)	15
Total Other Comprehensive Income (Loss), Net of Tax	41	26	84	1,076
Comprehensive Income (Loss)	$(1,085)	$(1,076)	$(994)	$(56)

The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Balance Sheet
(In millions)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash and temporary investments	$815	$1,145
Accounts and notes receivable, net	4,324	3,791
Contract assets	640	635
Assets held for sale	—	1,800
Inventories	2,119	2,012
Other current assets	813	723
Total Current Assets	8,711	10,106
Plants, Properties and Equipment, net	14,880	14,443
Goodwill	3,910	5,326
Intangibles, net	3,852	4,043
Long-Term Financial Assets of Variable Interest Entities (Note 15)	2,363	2,349
Right of Use Assets	644	697
Overfunded Pension Plan Assets	564	486
Deferred Charges and Other Assets	713	514
Total Assets	$35,637	$37,964
Liabilities and Equity
Current Liabilities
Notes payable and current maturities of long-term debt	$2,203	$992
Accounts payable	4,149	3,902
Accrued payroll and benefits	719	834
Liabilities held for sale	—	502
Other current liabilities	1,757	1,669
Total Current Liabilities	8,828	7,899
Long-Term Debt	7,488	8,839
Deferred Income Taxes	1,938	1,898
Long-Term Nonrecourse Financial Liabilities of Variable Interest Entities (Note 15)	2,132	2,127
Long-Term Lease Obligations	449	486
Underfunded Pension Benefit Obligation	294	316
Postretirement and Postemployment Benefit Obligation	126	133
Other Liabilities	1,236	1,439
Equity
Common stock, $1 par value, 2026 – 627.0 shares and 2025 – 627.0 shares	627	627
Paid-in capital	14,395	14,414
Retained earnings	3,066	4,885
Accumulated other comprehensive income (loss)	(444)	(528)
	17,644	19,398
Less: Common stock held in treasury, at cost, 2026 – 97.5 shares and 2025 – 99.0 shares	4,498	4,571
Total Equity	13,146	14,827
Total Liabilities and Equity	$35,637	$37,964
The accompanying notes are an integral part of these condensed financial statements.

INTERNATIONAL PAPER COMPANY
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(In millions)

	Nine Months Ended September 30
	2026	2025
Operating Activities
Net earnings (loss)	$(1,078)	$(1,132)
Depreciation and amortization	1,503	2,184
Deferred income tax provision (benefit), net	(68)	(738)
Restructuring charges, net	41	459
Impairment of goodwill	1,377	—
Net (gains) losses on sales and impairments of businesses	30	973
Net (gains) losses on sales and impairments of assets	(23)	(52)
Periodic pension (income) expense, net	(1)	20
Other, net	(108)	(54)
Changes in operating assets and liabilities
Accounts and notes receivable	(337)	(166)
Contract assets	(9)	(62)
Inventories	(116)	(53)
Accounts payable	373	(182)
Other current liabilities	(205)	(280)
Other current assets	97	(124)
Cash Provided By (Used For) Operations	1,476	793
Investment Activities
Capital expenditures	(1,656)	(1,207)
Acquisitions, net of cash acquired	(457)	414
Proceeds from divestitures, net of cash divested	1,045	138
Proceeds from sale of fixed assets	103	108
Proceeds from insurance recoveries	65	33
Other	(7)	36
Cash Provided By (Used For) Investment Activities	(907)	(478)
Financing Activities
Issuance of debt	789	422
Reduction of debt	(829)	(193)
Change in book overdrafts	(85)	14
Repurchases of common stock and payments of restricted stock tax withholding	(31)	(64)
Dividends paid	(735)	(733)
Other	(7)	(1)
Cash Provided By (Used For) Financing Activities	(898)	(555)
Effect of Exchange Rate Changes on Cash and Temporary Investments	(17)	75
Change in Cash and Temporary Investments	(346)	(165)
Cash and Temporary Investments
Beginning of period	1,161	1,170
End of period	$815	$1,005

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
PS EMEA Separation
The Company intends to create two independent companies through the separation of its Packaging Solutions North America ("PS NA") and Packaging Solutions Europe, Middle East and Africa ("PS EMEA") businesses. Upon completion of the separation, the PS NA business will be comprised of the Company's current business in North America, including both legacy IP and DS Smith assets, and the PS EMEA business will be comprised of both legacy DS Smith and IP assets in EMEA. The separation may be effected through a taxable spin-off or another strategic alternative, and remains subject to the Company's ongoing evaluation of alternatives, Board approval, and the satisfaction of customary conditions. Accordingly, there can be no assurance regarding the structure, timing, or completion of any potential transaction.

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

Disaggregated Revenue

	Three Months Ended September 30, 2026
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,739	$—	$36	$3,775
EMEA	—	2,280	1	2,281
Pacific Rim and Asia	2	—	—	2
Americas, other than U.S.	139	—	—	139
Total	$3,880	$2,280	$37	$6,197
(a) Net sales are attributed to countries based on the location of the seller.

	Three Months Ended September 30, 2025
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$3,738	$—	$15	$3,753
EMEA	—	2,310	(1)	2,309
Pacific Rim and Asia	5	—	—	5
Americas, other than U.S.	155	—	—	155
Total	$3,898	$2,310	$14	$6,222
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2026
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,681	$—	$88	$10,769
EMEA	—	6,890	—	6,890
Pacific Rim and Asia	9	—	—	9
Americas, other than U.S.	504	—	—	504
Total	$11,194	$6,890	$88	$18,172
(a) Net sales are attributed to countries based on the location of the seller.

	Nine Months Ended September 30, 2025
In millions	PS NA	PS EMEA	Corporate & Intersegment	Total
Primary Geographical Markets (a)
United States	$10,900	$—	$18	$10,918
EMEA	—	6,151	(1)	6,150
Pacific Rim and Asia	25	—	—	25
Americas, other than U.S.	535	—	—	535
Total	$11,460	$6,151	$17	$17,628
(a) Net sales are attributed to countries based on the location of the seller.

Revenue Contract Balances

A contract asset is created when the Company recognizes revenue on customized products for which it has a legally enforceable right to payment but has not yet obtained an unconditional right to payment from the customer. The Company's right to payment generally becomes unconditional upon the transfer of title and risk of loss passes to the customer.

A contract liability is created when customers prepay for goods prior to the Company transferring those goods to the customer. The contract liability is reduced once control of the goods is transferred to the customer. The majority of our customer prepayments relate to goods that will be transferred to customers within the following twelve months. Contract liabilities of $19 million and $18 million are included in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively.

The difference between the opening and closing balances of the Company's contract assets and contract liabilities primarily results from the difference between the price and quantity at comparable points in time for goods for which we have an enforceable right to payment or receive prepayment from the customer, respectively.

NOTE 4 - EQUITY

A summary of the changes in equity for the three months and nine months ended September 30, 2026 and 2025 is provided below:

	Three Months Ended September 30, 2026
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$627	$14,372	$4,440	$(485)	$4,499	$14,455
Issuance of stock for various plans, net	—	23	—	—	(1)	24
Repurchase of stock	—	—	—	—	—	—
Common stock dividends ($0.4625 per share)	—	—	(248)	—	—	(248)
Comprehensive income (loss)	—	—	(1,126)	41	—	(1,085)
Ending Balance, September 30	$627	$14,395	$3,066	$(444)	$4,498	$13,146

	Nine Months Ended September 30, 2026
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$627	$14,414	$4,885	$(528)	$4,571	$14,827
Issuance of stock for various plans, net	—	(19)	—	—	(104)	85
Repurchase of stock	—	—	—	—	31	(31)
Common stock dividends ($1.3875 per share)	—	—	(741)	—	—	(741)
Comprehensive income (loss)	—	—	(1,078)	84	—	(994)
Ending Balance, September 30	$627	$14,395	$3,066	$(444)	$4,498	$13,146

	Three Months Ended September 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, July 1	$627	$14,374	$8,865	$(672)	$4,577	$18,617
Issuance of stock for various plans, net	—	19	—	—	(4)	23
Repurchase of stock	—	—	—	—	1	(1)
Common stock dividends ($0.4625 per share)	—	—	(246)	—	—	(246)
Comprehensive income (loss)	—	—	(1,102)	26	—	(1,076)
Ending Balance, September 30	$627	$14,393	$7,517	$(646)	$4,574	$17,317

	Nine Months Ended September 30, 2025
In millions, except per share amounts	Common Stock Issued	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock Held In Treasury, At Cost	Total Equity
Balance, January 1	$449	$4,732	$9,393	$(1,722)	$4,679	$8,173
Issuance of stock for various plans, net	—	(70)	—	—	(169)	99
Issuance of stock for DS Smith acquisition	178	9,731	—	—	—	9,909
Repurchase of stock	—	—	—	—	64	(64)
Common stock dividends ($1.3875 per share)	—	—	(744)	—	—	(744)
Comprehensive income (loss)	—	—	(1,132)	1,076	—	(56)
Ending Balance, September 30	$627	$14,393	$7,517	$(646)	$4,574	$17,317

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in Accumulated Other Comprehensive Income (Loss) ("AOCL"), net of tax, for the three months and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Defined Benefit Pension and Postretirement Adjustments
Balance at beginning of period	$(1,061)	$(1,272)	$(1,099)	$(1,312)
Amounts reclassified from accumulated other comprehensive income (loss)	14	16	52	56
Balance at end of period	(1,047)	(1,256)	(1,047)	(1,256)
Change in Cumulative Foreign Currency Translation Adjustments
Balance at beginning of period	542	653	630	(402)
Other comprehensive income (loss) before reclassifications	(84)	4	(174)	1,059
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2	—
Balance at end of period	458	657	458	657
Net Gains and Losses on Cash Flow Hedging Derivatives
Balance at beginning of period	34	(53)	(59)	(8)
Other comprehensive income (loss) before reclassifications	155	(2)	247	(54)
Amounts reclassified from accumulated other comprehensive income (loss)	(44)	8	(43)	15
Balance at end of period	145	(47)	145	(47)
Total Accumulated Other Comprehensive Income (Loss) at End of Period	$(444)	$(646)	$(444)	$(646)

The following table presents details of the reclassifications out of AOCL for the three months and nine months ended September 30, 2026 and 2025:

In millions:	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)					Location of Amount Reclassified from AOCL
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Defined benefit pension and postretirement items:
Prior-service costs	$(3)	$(4)	$(9)	$(12)	(a)	Non-operating pension expense (income)
Actuarial gains (losses)	(14)	(17)	(39)	(52)	(a)	Non-operating pension expense (income)
Settlement charge	—	—	(19)	(8)	(a)	Discontinued operations, net of taxes and Non-operating pension expense (income)
Total pre-tax amount	(17)	(21)	(67)	(72)
Tax (expense) benefit	3	5	15	16
Net of tax	(14)	(16)	(52)	(56)

Change in cumulative foreign currency translation adjustments:
Business divestitures	—	—	(2)	—		Discontinued operations, net of taxes and Net (gains) losses on sales and impairments of businesses
Tax (expense)/benefit	—	—	—	—
Net of tax	—	—	(2)	—

Net gains and losses on cash flow hedging derivatives:
Interest rate contracts	—	—	—	—	(b)	Interest expense, net
Commodity contracts	60	(10)	58	(20)	(b)	Cost of products sold
Total pre-tax amount	60	(10)	58	(20)
Tax (expense)/benefit	(16)	2	(15)	5
Net of tax	44	(8)	43	(15)
Total reclassifications for the period	$30	$(24)	$(11)	$(71)

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

A reconciliation of the amounts included in the computation of basic earnings (loss) per share from continuing operations and diluted earnings (loss) per share from continuing operations is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions, except per share amounts	2026	2025	2026	2025
Earnings (loss) from continuing operations	$(1,097)	$(426)	$(1,033)	$(475)
Weighted average common shares outstanding	529.6	528.0	529.3	498.2
Effect of dilutive securities (a)
Restricted performance share plan	—	—	—	—
Weighted average common shares outstanding – assuming dilution	529.6	528.0	529.3	498.2
Basic earnings (loss) per share from continuing operations	$(2.07)	$(0.81)	$(1.95)	$(0.95)
Diluted earnings (loss) per share from continuing operations	$(2.07)	$(0.81)	$(1.95)	$(0.95)
(a) Anti-dilutive securities of 2.5 million and 5.0 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and 2.4 million and 5.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively, are not included in the table.

NOTE 7 - RESTRUCTURING CHARGES, NET

During the three months and nine months ended September 30, 2026, the Company recorded restructuring charges of $9 million and $41 million, respectively. These charges included:

In millions	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Riceboro mill closure costs (a)	$—	$(6)
Resource and asset realignment - PS EMEA (b)	(9)	13
Resource and asset realignment - PS NA (c)	6	22
Resource realignment - Corporate (d)	12	12
	$9	$41

(a) Includes adjustments of $(13) million, severance charges of $3 million and other costs of $4 million for the nine months ended September 30, 2026. As of September 30, 2026, severance charges of $5 million are recorded in Accrued payroll and benefits, inventory charges of $8 million are recorded in Inventories and other costs of $25 million are recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

(b) Includes a revision of severance estimates of $(5) million for the three months ended September 30, 2026 and severance charges of $7 million for the nine months ended September 30, 2026 and other cost adjustments of $(4) million and $6 million for the three months and nine months ended September 30, 2026, respectively. As of September 30, 2026, severance charges of $59 million are recorded in Accrued payroll and benefits and other costs of $46 million are recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

(c) Includes severance charges of $1 million and $17 million for the three months and nine months ended September 30, 2026, respectively, inventory charges of $3 million for the three months and nine months ended September 30, 2026 and other costs of $2 million for the three months and nine months ended September 30, 2026. As of September 30, 2026, severance charges of

$12 million are recorded in Accrued payroll and benefits, inventory charges of $3 million are recorded in Inventories and other costs of $2 million are recorded in Other current liabilities in the accompanying condensed consolidated balance sheet. The severance charges will be paid within the next twelve months.

(d) Includes severance charges of $12 million for both the three months and nine months ended September 30, 2026. As of September 30, 2026, severance charges of $10 million are expected to be paid within the next twelve months and are recorded in Accrued payroll and benefits and severance charges of $2 million are recorded in Other Liabilities in the accompanying condensed consolidated balance sheet.

During the three months and nine months ended September 30, 2025, the Company recorded restructuring charges of $342 million and $464 million, respectively. The charges included:

In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Red River mill closure costs (a)	$—	$85
Savannah mill closure costs (b)	135	135
Riceboro mill closure costs (c)	95	95
Resource and asset realignment - PS EMEA (d)	67	97
Resource and asset realignment - PS NA (e)	45	52
	$342	$464

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

(b) Includes severance charges of $31 million recorded in Accrued payroll and benefits, $38 million of inventory charges recorded in Inventories and other costs of $66 million recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The majority of the severance charges were paid in 2025.

(c) Includes severance charges of $12 million recorded in Accrued payroll and benefits, inventory charges of $29 million recorded in Inventories and other costs of $54 million recorded in Other current liabilities and Other Liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The majority of the severance charges were paid in 2025.

(d) Includes other costs of $67 million and $97 million for the three months and nine months ended September 30, 2025, respectively, for PS EMEA. Severance charges of $79 million are recorded in Accrued payroll and benefits and other costs of $11 million in Other current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2025. The severance charges were paid within the following twelve months.

(e) Includes other costs of $45 million and $52 million for the three months and nine months ended September 30, 2025, respectively, for PS NA. Severance charges of $46 million are recorded in Accrued payroll and benefits in the accompanying condensed consolidated balance sheet as of September 30, 2025. The severance charges were paid within the following twelve months.

NOTE 8 - ACQUISITIONS

2026: On June 4, 2026, the Company completed its acquisition of North Pacific Paper Company ("NORPAC"), a portfolio company of One Rock Capital Partners located in Longview, Washington, for $362 million, subject to post-closing adjustments. This acquisition is expected to enhance the Company's system flexibility and expand capabilities. Acquisition related costs were $2 million and $7 million for the three months and nine months ended September 30, 2026, respectively, and were recorded in Selling and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company accounted for the acquisition under ASC 805, "Business Combinations" and the results of operations have been included in International Paper's financial statements beginning with the date of acquisition.

The following table summarizes the provisional fair values assigned to assets and liabilities acquired as of June 4, 2026:

In millions
Cash and temporary investments	$7
Accounts and notes receivable	57
Inventories	43
Other current assets	2
Plants, properties and equipment	338
Deferred charges and other assets	3
Total assets acquired	450
Accounts payable	69
Accrued payroll and benefits	5
Other current liabilities	10
Deferred income taxes	4
Total liabilities assumed	88
Net assets acquired	$362

The purchase price and related allocation are preliminary and could be revised as a result of adjustments made to the purchase price and as additional information is obtained regarding assets acquired and liabilities assumed including, but not limited to, working capital adjustments, income taxes and the completion of independent appraisals and valuations related to property, plant and equipment. Adjustments to provisional amounts will be finalized as new information becomes available, but within the adjustment period of up to one year from the acquisition date. Changes made to the preliminary purchase price allocation during the third quarter of 2026 were not material, either individually or in the aggregate, to International Paper's consolidated financial statements.

Since acquisition, Net sales of $136 million and $172 million and Net earnings (loss) of $3 million and $(2) million have been included in the Company's condensed consolidated statement of operations for the three months and nine months ended September 30, 2026, respectively.

Below are the consolidated results on an unaudited pro forma basis assuming the NORPAC acquisition had closed on January 1, 2025:

(Unaudited)	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Net Sales	$6,197	$6,355	$18,455	$18,069
Net Earnings (Loss)	(1,126)	(1,113)	(1,092)	(1,163)

The unaudited pro forma information for the nine months ended September 30, 2026 includes $20 million of additional depreciation expense on identifiable fixed assets. The unaudited pro forma information for the three months and nine months ended September 30, 2025 includes $12 million and $36 million, respectively, of additional depreciation expense on identifiable fixed assets.

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

On May 18, 2026, the Company completed its acquisition of a converting facility in Dover, Delaware from Delmarva Corrugated Packaging, for $95 million, inclusive of working capital adjustments. This acquisition aligns with the Company's strategy to expand its market presence and enhance its capabilities and production capacity. The transaction was accounted for as an asset acquisition and the purchase price was allocated to the acquired assets based on their relative fair values. The operations of the facility have been included in the Company's results beginning on the acquisition date.

2025: On January 31, 2025, the Company completed its acquisition of the entire issued and to be issued share capital of DS Smith. Upon closing, IP issued 0.1285 shares for each DS Smith share, resulting in the issuance of 178,126,631 new shares of IP common stock ("New Company Common Stock"). As a result of the share issuance, the holders of the New Company Common Stock own approximately 34.1% of the Company's outstanding share capital. Based on the issuance of 178,126,631 new shares and the closing price of $55.63 on the close of January 31, 2025, for a total purchase consideration for the completed acquisition of approximately $9.9 billion. Acquisition-related costs were $4 million and $94 million for the three months and nine months ended September 30, 2025 and were recorded in Selling and administrative expenses and Taxes other than payroll and income taxes in the accompanying condensed consolidated statement of operations. Following the acquisition, the New Company Common Stock continues to be listed on the New York Stock Exchange under the trading symbol "IP" and via a secondary listing on the London Stock Exchange under the trading symbol "IPC." The headquarters of the combined company is based in Memphis, Tennessee, and the EMEA headquarters has been established at DS Smith's existing main office in London.

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

Net sales of $2.2 billion and $5.7 billion and Net earnings (loss) of $(317) million and $(505) million were included in the Company's condensed consolidated statement of operations for the three months and nine months ended September 30, 2025, respectively.

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
(b) Includes $10 million of intangible assets with indefinite lives.

Below are the consolidated results on an unaudited pro forma basis assuming the DS Smith acquisition had closed on January 1, 2024:

	(Unaudited)
In millions	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net Sales	$6,222	$18,364
Net Earnings (Loss)	(1,131)	(1,148)

The unaudited pro forma information for the three months ended September 30, 2025 excludes $11 million of non-recurring integration costs associated with the acquisition and excludes the adjustment to the write-off of the estimated fair value of inventory of $41 million. The unaudited pro forma information for the nine months ended September 30, 2025 includes additional amortization expense on identifiable intangible assets of $16 million, additional depreciation expense on identifiable fixed assets of $13 million and eliminates the incremental expense of $30 million associated with the write-off of the estimated fair value of inventory and non-recurring integration costs associated with the acquisition of $104 million.

The unaudited pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on the preliminary valuation and information available as of September 30, 2025 and actual amounts may have differed materially from these estimates. These estimates do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to represent International Paper's actual results of operations as if the transaction described above would have occurred as of January 1, 2024, nor is it necessarily indicative of future results.

On June 30, 2025, the Company completed the sale of five European plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) required as a condition to closing by the European Commission. The locations were sold to Palm Group of Germany for €125 million (approximately $147 million at the June 30, 2025 exchange rate) in cash. The Company recorded a net gain of $46 million in Net (gains) losses on sales and impairments of businesses in the accompanying condensed consolidated statement of operations during the year ended December 31, 2025.

NOTE 9 - DIVESTITURES

Global Cellulose Fibers: On January 23, 2026, the Company completed the sale of its GCF business to AIP for cash proceeds of $1.1 billion and the issuance of preferred stock with an aggregate initial liquidation preference of $168 million. The Company’s preferred stock investment does not have a readily determinable fair value and, accordingly, is measured using the measurement alternative. Under this approach, the investment is carried at cost and adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer, as well as for any indicators of impairment. The fair value of the preferred stock was $168 million on the transaction closing date, and the Company did not identify any observable price changes or indicators of impairment as of September 30, 2026.

In connection with the completed sale, the Company recorded a net loss on the sale of the business of $39 million and $42 million which is included in Discontinued Operations, net of taxes in the accompanying condensed consolidated statement of operations for the three months and nine months ended September 30, 2026. The $39 million loss recorded in the third quarter of 2026 primarily reflects the final working capital adjustment associated with the transaction.

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

The following summarizes the major classes of line items comprising Earnings (Loss) Before Income Taxes and Equity Earnings reconciled to Discontinued Operations, net of tax, related to the GCF business for all current and prior periods presented in the condensed consolidated statement of operations:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Net Sales	$—	$634	$115	$1,896
Costs and Expenses
Cost of products sold	—	377	93	1,285
Selling and administrative expenses	—	50	6	145
Depreciation and amortization	—	35	—	134
Distribution expenses	—	63	13	193
Taxes other than payroll and income taxes	—	6	2	20
Restructuring charges, net	—	(5)	—	(5)
Net (gains) losses on sales and impairment of business	39	1,008	42	1,008
Interest expense, net	—	2	—	(2)
Non-operating pension expense (income)	—	—	19	—
Earnings (Loss) Before Income Taxes and Equity Earnings (Loss)	(39)	(902)	(60)	(882)
Income tax provision (benefit)	(10)	(226)	(15)	(225)
Discontinued Operations, Net of Taxes	$(29)	$(676)	$(45)	$(657)

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

The following summarizes the cash provided by (used for) operations and cash provided by (used for) investment activities related to the GCF business and included in the condensed consolidated statement of cash flows:

In millions	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash Provided By (Used For) Operating Activities	$68	$5
Cash Provided By (Used For) Investment Activities	$(45)	$(103)

NOTE 10 - SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

Temporary Investments

Temporary investments with an original maturity of three months or less and money market funds with greater than three month maturities but with the right to redeem without notices are treated as cash equivalents and stated at cost which approximates fair value. Temporary investments totaled $362 million and $477 million at September 30, 2026 and December 31, 2025, respectively.

Accounts and Notes Receivable, Net

In millions	September 30, 2026	December 31, 2025
Trade (less allowances of $69 and $70, respectively)	$3,755	$3,355
Other	569	436
Total	$4,324	$3,791

As a result of the DS Smith acquisition, IP has a trade receivable factoring program that allows the Company to sell trade receivables without recourse.

Inventories

In millions	September 30, 2026	December 31, 2025
Raw materials	$440	$447
Finished packaging products	812	792
Operating supplies	734	691
Other	133	82
Total	$2,119	$2,012

Plants, Properties and Equipment

Accumulated depreciation was $19.4 billion and $18.4 billion at September 30, 2026 and December 31, 2025, respectively. Depreciation expense was $445 million and $1.0 billion for the three months ended September 30, 2026 and 2025, respectively, and $1.3 billion and $1.9 billion for the nine months ended September 30, 2026 and 2025, respectively. Included in depreciation expense was accelerated depreciation associated with our site closures of $33 million and $675 million for the three months ended September 30, 2026 and 2025, respectively, and $72 million and $872 million for the nine months ended September 30, 2026 and 2025, respectively.

Non-cash additions to plants, properties and equipment included within accounts payable were $151 million and $240 million at September 30, 2026 and December 31, 2025, respectively.

Accounts Payable

Under supplier finance programs, International Paper agrees to pay the relevant banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. International Paper or the relevant banks may terminate the agreement on notice periods from 28 to 90 days. The supplier invoices that have been confirmed as valid under the program require payment in full on the due date with no terms exceeding 180 days. The accounts payable balance included $395 million and $368 million of supplier finance program liabilities as of September 30, 2026 and December 31, 2025, respectively.

Interest

Interest payments made during the nine months ended September 30, 2026 and 2025 were $424 million and $416 million, respectively.

Amounts related to interest were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Interest expense	$133	$135	$396	$413
Interest income	37	50	137	136
Capitalized interest costs	10	9	30	20

Asset Retirement Obligations

The Company recorded liabilities in Other Liabilities in the accompanying condensed consolidated balance sheet of $186 million and $193 million related to asset retirement obligations at September 30, 2026 and December 31, 2025, respectively.

NOTE 11 - LEASES

International Paper leases various real estate, including certain operating facilities, warehouses, office space and land. The Company also leases material handling equipment, vehicles, and certain other equipment. The Company's leases have a remaining lease term of up to 27 years. Total lease costs were $117 million and $122 million for the three months ended September 30, 2026 and 2025, respectively, and $351 million and $333 million for the nine months ended September 30, 2026 and 2025, respectively.

Supplemental Balance Sheet Information Related to Leases

In millions	Classification	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Right-of-use assets	$644	$697
Finance lease assets	Plants, properties and equipment, net (a)	98	70
Total leased assets		$742	$767
Liabilities
Current
Operating	Other current liabilities	$212	$221
Finance	Notes payable and current maturities of long-term debt	20	17
Noncurrent
Operating	Long-term lease obligations	449	486
Finance	Long-term debt	77	54
Total lease liabilities		$758	$778

(a)Finance leases are recorded net of accumulated amortization of $69 million as of both September 30, 2026 and December 31, 2025, respectively.

NOTE 12 - GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents changes in goodwill balances as allocated to each business segment for the nine months ended September 30, 2026:

In millions	PS NA	PS EMEA	Total
Balance as of January 1, 2026
Goodwill	$3,968	$3,960	$7,928
Accumulated impairment losses	(59)	(2,543)	(2,602)
Total	3,909	1,417	5,326
Goodwill additions	—	—	—
Currency translation	1	(40)	(39)
Impairment losses	—	(1,377)	(1,377)
Balance as of September 30, 2026
Goodwill	3,969	3,920	7,889
Accumulated impairment losses	(59)	(3,920)	(3,979)
Total	$3,910	$—	$3,910

During the third quarter of 2026, the Company identified a triggering event related to the PS EMEA reporting unit as part of its quarterly review, driven by updated macroeconomic indicators and updated industry outlooks. In response, the Company performed a quantitative goodwill impairment test for the PS NA and PS EMEA reporting units, comparing each reporting unit’s carrying value to its estimated fair value.

Estimated fair values were determined using discounted future cash flows and market multiples, which use inputs that are classified within Level 2 and Level 3 of the fair value hierarchy. The discounted cash flow approach requires significant management judgments, including assumptions related to forecasts of future revenues, operating margins and discount rates. The market-multiple approach similarly requires significant assumptions regarding adjusted EBITDA multiples.

The quantitative impairment test concluded that the carrying amount of the PS EMEA reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $1.4 billion, which is reflected in Impairment of goodwill in the accompanying consolidated statement of operations. The carrying amount of the PS NA reporting unit did not exceed its estimated fair value, and no impairment was recorded for that reporting unit.

Other Intangibles

Identifiable intangible assets comprised of the following:

	September 30, 2026			December 31, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Customer relationships and lists	$4,085	$711	$3,374	$4,063	$535	$3,528
Trade names	399	36	363	398	21	377
Software (a)	150	61	89	142	39	103
Other	95	69	26	102	67	35
Total	$4,729	$877	$3,852	$4,705	$662	$4,043
(a) Of this balance, $64 million and $76 million have been placed in service at September 30, 2026 and December 31, 2025, respectively.
The Company recognized the following amounts as amortization expense related to intangible assets:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Amortization expense related to intangible assets	$81	$73	$230	$190

NOTE 13 - INCOME TAXES

International Paper received net income tax refunds of $149 million and made income tax payments, net of refunds, of $134 million for the nine months ended September 30, 2026 and 2025, respectively.

The effective tax rate for the nine months ended September 30, 2026 differs from the statutory rate primarily due to the discrete tax impact of adjustments from settlement of IRS audits and a non-deductible goodwill impairment charge recorded during the third quarter. Additionally, the Company's effective tax rate is impacted by the mix of earnings between foreign and domestic jurisdictions.

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

Remediation costs are recorded in the consolidated financial statements when they become probable and reasonably estimable. Reserve amounts may decline as remediation spending occurs. International Paper’s estimated probable liability for these environmental matters, totaled approximately $260 million and $270 million in the aggregate as of September 30, 2026 and December 31, 2025, respectively.

Cass Lake: One matter involves a closed wood-treatment facility located in Cass Lake, Minnesota. The Company is performing remedial action ("RA") and continues to cooperate with the U.S. Environmental Protection Agency (“EPA”) on the remaining remediation goals. The estimated liability for the Cass Lake superfund site was $47 million as of both September 30, 2026 and December 31, 2025, respectively.

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

•Operable Unit 1 ("OU1"): The EPA issued a Record of Decision (“ROD”) in 2016 and initiated RA activities in 2021. The Company received a UAO in 2022 and began performing the RA in 2023. Reserves of $27 million were established in 2022, increased by $27 million in 2024, and increased by $7 million in 2025 to account for RA incurred costs and reasonably estimable costs for the next phases of the RA.

The total combined reserve for liabilities for OU5, Area 1 and OU1 was $14 million and $20 million as of September 30, 2026 and December 31, 2025, respectively.

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

Harris County: International Paper and McGinnis Industrial Maintenance Corporation, a subsidiary of Waste Management, Inc., are PRPs at the San Jacinto River Waste Pits Superfund Site in Harris County, Texas. The PRPs actively participate in activities at the site and share costs.

The Company substantially completed the RA for the southern impoundment in 2024. The PRPs have selected the principal contractor to perform the RA for the northern impoundment. The RA for the northern impoundment will commence in 2027. The total estimated liability for the site was $96 million and $97 million as September 30, 2026 and December 31, 2025, respectively. The current reserve primarily reflects the Company’s 50% share of the estimated costs of the RA for the northern impoundment. Additional losses in excess of our recorded liability are possible due to uncertainties in future cost, timing and the development of additional site technical data pertaining to geotechnical, hydrological and other environmental conditions.

Versailles Pond: The Company is a responsible party for the investigation and remediation of Versailles Pond, a 57-acre dammed river impoundment in Sprague, Connecticut contaminated with polychlorinated biphenyls, mercury, and metals. A preliminary remediation plan was developed in 2023 and a $30 million reserve established. Negotiations with state and federal governmental officials about scope and timing of the remediation are ongoing. The total estimated liability for Versailles Pond was $29 million as both of September 30, 2026 and December 31, 2025.

Asbestos-Related Matters

We have been named as a defendant in various asbestos-related personal injury litigation, in both U.S. state and federal court, primarily in relation to the prior operations of certain companies previously acquired by the Company. The Company's total recorded liability with respect to these pending and future asbestos-related claims was $113 million and $103 million net of insurance recoveries as of September 30, 2026 and December 31, 2025, respectively. While it is reasonably possible that the Company may incur losses in excess of its recorded liability with respect to these asbestos-related matters, we are unable to estimate any loss or range of loss in excess of such liability, and do not believe additional material losses are probable.

Antitrust

On July 29, 2025, 12 containerboard producers, including International Paper, were named as defendants in a purported class action complaint that alleges a civil violation of Sections 1 and 3 of the Sherman Act. The suit is captioned Artuso Pastry Foods Corp v. Packaging Corp. of America (N.D. Ill.). The complaint alleges that the defendants, beginning November 1, 2020 through the time of filing, conspired to fix, raise, maintain, and/or stabilize prices of containerboard products and finished packaging products made from containerboard. The alleged class is formed from persons who purchased containerboard products directly from one or more defendants for use or delivery in the United States during the period November 1, 2020 to the present. The complaint seeks to recover an unspecified amount of treble damages, injunctive relief, attorneys’ fees and actual damages on behalf of the purported class.

Given the early stage of the claim and our intention to defend robustly against such claim, it is too early to predict or reasonably estimate the overall outcome or ultimate potential liability (if any) that might be incurred. There can be no guarantee that the aggregate of possible damages could not have a material impact on our financial condition.

In addition, on September 24, 2026, the Company received a subpoena from the U.S. Department of Justice in connection with a grand jury investigation in the Northern District of Illinois concerning the pricing and sale of containerboard and related products. The Company is fully cooperating with the investigation.

In March 2017, the Italian Competition Authority ("ICA") commenced an investigation into the Italian packaging industry to determine whether producers of corrugated sheets and boxes violated the applicable European competition law. In April 2019, the ICA concluded its investigation and issued initial findings alleging that over 30 producers, including International Paper's Italian packaging subsidiary ("IP Italy") and certain subsidiaries of DS Smith operating in Italy ("DS Smith Italy"), improperly coordinated the production and sale of corrugated sheets and boxes. In August 2019, the ICA issued its decision and assessed IP Italy a fine of €29 million (approximately $31 million at the then-current exchange rates) for participation in the boxes coordination, which was recorded in the third quarter of 2019. Following a series of appeals by IP Italy to the Italian Council of State, IP Italy's fine was reduced by €6 million (approximately $6 million) at the end of 2025, and the Company had no remaining liability as of December 31, 2025. DS Smith Italy was also subject to the ICA decision but not fined, given its position as leniency applicant. IP Italy, DS Smith Italy, and other producers also have been named in lawsuits, and we have received other claims, from customers for damages associated with the alleged anticompetitive conduct. Given the various stages, facts and circumstances of these claims and the intention of the Company to defend robustly against such claims, it is not possible to predict the overall outcome and ultimate potential liability that might be incurred in connection therewith, and there can be no guarantee that the aggregate of possible damages against IP Italy and DS Smith Italy could not, together, have a material impact on the Company’s financial condition.

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

Brazil Goodwill Tax Matter

The Brazilian Federal Revenue Service has challenged the deductibility of goodwill amortization generated in a 2007 acquisition by Sylvamo do Brasil Ltda. ("Sylvamo Brazil"), formerly a wholly owned subsidiary of the Company until the October 1, 2021 spin-off of the Printing Papers business, after which it became a subsidiary of Sylvamo Corporation ("Sylvamo"). Sylvamo Brazil received assessments for the tax years 2007-2015 totaling approximately $113 million (adjusted for variation in currency exchange rates) in tax, plus interest, penalties and fees. The interest, penalties and fees currently total approximately $327 million (adjusted for variation in currency exchange rates). Accordingly, the assessments currently total approximately $440 million (adjusted for variation in currency exchange rates). After an initial favorable ruling challenging the basis for these assessments, Sylvamo Brazil received subsequent unfavorable decisions from the Brazilian Administrative Council of Tax Appeals. Sylvamo Brazil appealed these decisions. On October 11, 2024, the federal regional court issued a ruling favorable to Sylvamo Brazil in the first stage of judicial review on the assessments for tax years 2007 and 2008-2012, comprising approximately $277 million of the total $440 million as of September 30, 2026. On December 18, 2024, the Brazilian Federal Revenue Service appealed this ruling. This tax litigation matter may take many years to resolve. Sylvamo Brazil and International Paper believe the transaction underlying these assessments was appropriately evaluated, and that Sylvamo Brazil's tax position should be sustained, based on Brazilian tax law.

This matter pertains to a business that was conveyed to Sylvamo on October 1, 2021, as part of our spin-off transaction. Pursuant to the terms of the tax matters agreement entered into between the Company and Sylvamo, the Company will pay 60% and Sylvamo will pay 40%, on up to $300 million of any assessment related to this matter, and the Company will pay all amounts of the assessment over $300 million. Under the terms of the tax matters agreement, decisions concerning the conduct of the litigation related to this matter, including strategy, settlement, pursuit and abandonment, will be made by the Company. Sylvamo thus has no control over any decision related to this ongoing litigation. The Company intends to vigorously defend this historical tax position against the current assessments and any similar assessments that may be issued for tax years subsequent to 2015. The Brazilian government may enact a tax amnesty program that would allow Sylvamo Brazil to resolve this dispute for less than the assessed amount. As of October 1, 2021, in connection with the recording of the distribution of assets and liabilities resulting from the spin-off transaction, the Company established a liability representing the initial fair value of the contingent liability under the tax matters agreement. The contingent liability was determined in accordance with ASC 460 "Guarantees" based on the probability weighting of various possible outcomes. The initial fair value estimate and recorded liability as of December 31, 2021 was $48 million and remains this amount at September 30, 2026. This liability will not be increased in subsequent periods unless facts and circumstances change such that an amount greater than the initial recognized liability becomes probable and estimable.

NOTE 15 - VARIABLE INTEREST ENTITIES

Variable Interest Entities

As of September 30, 2026, the fair value of the Timber Notes and Extension Loans for the 2007 Financing Entities was $2.4 billion and $2.1 billion, respectively. The Timber Notes and Extension Loans are classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

The $2.4 billion Timber Notes and the $2.1 billion Extension Loans both mature in the fourth quarter of 2027 and are shown in Long-Term Financial Assets of Variable Interest Entities and Long-Term Financial Liabilities of Variable Interest Entities, respectively, on the accompanying condensed consolidated balance sheet.

Activity between the Company and the 2007 Financing Entities was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Revenue (a)	$29	$33	$86	$98
Expense (b)	26	28	78	87
Cash receipts (c)	24	28	73	85
Cash payments (d)	25	27	73	83

(a)The revenue is included in interest expense, net in the accompanying statement of operations and includes approximately $5 million and $14 million for both the three months and nine months ended September 30, 2026 and 2025 of accretion income for the amortization of the basis difference adjustment on the Long-term financial assets of variable interest entities.
(b)The expense is included in interest expense, net in the accompanying statement of operations and includes approximately $2 million and $5 million for both the three months and nine months ended September 30, 2026 and 2025 of accretion expense for the amortization of the basis difference adjustment on the Long-term nonrecourse financial liabilities of variable interest entities.
(c)The cash receipts are interest received on the Long-term financial assets of variable interest entities.
(d)The cash payments are interest paid on Long-term nonrecourse financial liabilities of variable interest entities.

NOTE 16 - DEBT

The borrowing capacity of the Company's commercial paper program is $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. As of September 30, 2026, the Company had $450 million outstanding under the commercial paper program.

At September 30, 2026, the Company's credit facilities totaled $1.9 billion, excluding the DS Smith credit facilities discussed below. The credit facilities generally provide for interest rates at a floating rate index plus a pre-determined margin dependent upon International Paper’s credit rating. The credit facilities included a $1.4 billion contractually committed bank facility with a maturity date of June 2028. The liquidity facilities also include up to $500 million of uncommitted financings based on eligible receivables balances under a receivables securitization program that expires in June 2027. At September 30, 2026, the Company had $170 million outstanding under the receivables securitization program.

Following the DS Smith acquisition, International Paper assumed foreign denominated debt of DS Smith in various currencies with an approximated value of $3.6 billion. In March 2025, the Company amended and restated DS Smith's credit facility agreements and entered into agreements to guarantee the outstanding notes of DS Smith.

Below is a table of the foreign denominated credit facilities:

In millions		September 30, 2026
Credit Facilities	Borrowing Currency	USD Equivalent Capacity	USD Equivalent Outstanding
2.834% Amortizing credit facility - due 2026-2029	EUR	$142	$142
Floating rate instruments:
Committed bank facility maturing May 2027	GBP, EUR, USD	1,658	1,190
Uncommitted facility	GBP, EUR, USD	66	62
Committed bank facility maturing December 2026	GBP, EUR, USD	68	—

At September 30, 2026, the Company had $1.2 billion outstanding under its revolving credit facility, which matures in May 2027. Of this amount, $950 million is classified as Long-Term Debt in the accompanying condensed consolidated balance sheet as of September 30, 2026, based on the Company's intent and ability to refinance the obligation through available committed bank credit arrangements extending beyond one year from the balance sheet date.

In September of 2026, the Company repaid $692 million of euro denominated bonds with an interest rate of 0.875% that matured in September of 2026.

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

The Company’s financial covenants require the maintenance of a minimum net worth, as defined in our debt agreements, of $9 billion and a total debt-to-capital ratio of less than 60%. Net worth is defined as the sum of common stock, paid-in capital and retained earnings, less treasury stock plus any cumulative goodwill impairment charges. The calculation also excludes accumulated other comprehensive income/loss and both the current and long-term Nonrecourse Financial Liabilities of Variable Interest Entities. The total debt-to-capital ratio is defined as total debt divided by the sum of total debt plus net worth. As of September 30, 2026, we were in compliance with our debt covenants.

At September 30, 2026, the fair value of International Paper’s $9.7 billion of debt was approximately $9.0 billion. The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the same or similar issues. International Paper’s long-term debt is classified as Level 2 within the fair value hierarchy, which is further defined in Note 1 in the Company’s Annual Report.

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

The notional amounts of financial instruments used in hedging transactions were as follows:

In millions	September 30, 2026	December 31, 2025
Electricity contracts (MWh)	1.7	1.9
Natural gas contracts (MWh)	8.8	12.1
Carbon credit contracts (tons)	0.2	0.1
External debt (EUR)	€2,730	€3,293

The following table shows gains or losses recognized in AOCL, net of tax, related to derivative instruments:

	Gain (Loss) Recognized in AOCL on Derivatives
	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$155	$(2)	$247	$(54)
Derivatives in Net Investment Hedging Relationships:
External debt	$28	$(86)	$80	$(163)

Based on our valuation at September 30, 2026, and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gain or losses reported in AOCL on cash flow hedges during the next 12 months to correspond with the current assets and liabilities portion of the derivative as disclosed below.

The amounts of gains and losses recognized in the statement of operations on financial instruments used in hedging transactions were as follows:

	Gain (Loss) Reclassified from AOCL Into Income				Location of Gain (Loss) Reclassified from AOCL
	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$44	$(8)	$43	$(14)	Cost of products sold
Interest rate contract	—	—	—	(1)	Interest expense, net
Total	$44	$(8)	$43	$(15)

	Gain (Loss) Recognized in Income				Location of Gain (Loss) In Statement of Operations
	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Derivatives in Cash Flow Hedging Relationships:
Commodity contracts	$42	$(26)	$58	$(49)	Cost of products sold
Derivatives Not Designated as Hedging Instruments:
Commodity contracts	$(8)	$25	(23)	38	Cost of products sold

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

The following table provides a summary of the impact of our derivative instruments in the balance sheet:

	Assets				Liabilities
In millions	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
Derivatives designated as hedging instruments
Commodity contracts – cash flow	$176		$2		$11		$63
Derivatives not designated as hedging instruments
Commodity contracts	156		67		100		27
Total derivatives	$332	(a)	$69	(b)	$111	(c)	$90	(d)

(a)Includes $247 million recorded in Other current assets and $85 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(b)Includes $47 million recorded in Other current assets and $22 million recorded in Deferred charges and other assets in the accompanying condensed consolidated balance sheet.
(c)Includes $95 million recorded in Other current liabilities and $16 million recorded in Other liabilities in the accompanying condensed consolidated balance sheet.
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

In connection with our acquisition, International Paper also operates the legacy DS Smith Group Pension Scheme (the "Group Scheme"), a U.K. funded defined benefit plan providing pension benefits and lump sum benefits to members and dependents. The Group Scheme closed to new entrants and future accruals as of April 30, 2011. International Paper also inherited various non-U.S. retirement benefit arrangements as part of the acquisition, some of which are considered to be defined benefit pension plans for accounting purposes.

Net periodic pension expense (income) for our qualified and nonqualified defined benefit plans and the Group Scheme, is comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Service cost	$12	$11	$36	$32
Interest cost	124	127	372	377
Expected return on plan assets	(158)	(157)	(476)	(465)
Actuarial loss	11	17	36	52
Amortization of prior service cost	3	4	9	12
Settlement	—	—	—	8
Termination benefits	2	2	2	4
Net periodic pension expense (income)	$(6)	$4	$(21)	$20

The components of net periodic pension expense (income) other than the Service cost component are included in Non-operating pension expense (income) in the condensed consolidated statement of operations.

The Company’s funding policy for our pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flows generated by the Company, and other factors. The Company made no voluntary cash contributions to the qualified pension plan in the first nine months of 2026 or 2025. The nonqualified defined benefit plans are funded to the extent of benefit payments, which totaled $16 million and $40 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 19 - STOCK-BASED COMPENSATION

International Paper's 2024 Long-Term Incentive Compensation Plan (the "2024 LTICP") authorizes grants of restricted stock, restricted or deferred stock units, performance awards payable in cash or stock upon the attainment of specified performance goals, dividend equivalents, options, stock appreciation rights, other stock-based awards and cash-based awards at the discretion of the Management Development and Compensation Committee of the Board of Directors (the “MDCC”). Effective January 1, 2025, performance stock unit awards granted pursuant to the 2024 LTICP use relative total shareholder return ("TSR") as the sole performance metric. As of September 30, 2026, 4.9 million shares were available for grant under the 2024 LTICP.

Stock-based compensation expense and related income tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
In millions	2026	2025	2026	2025
Total stock-based compensation expense (selling and administrative)	$24	$18	$78	$72
Income tax benefits related to stock-based compensation	1	1	16	36

At September 30, 2026, $88 million, net of estimated forfeitures, of compensation cost related to time-based and performance-based shares and restricted stock attributable to future service had not yet been recognized. This amount will be recognized in expense over a weighted-average period of 1.6 years.

During the first nine months of 2026, the Company granted 1.3 million performance units at an average grant date fair value of $48.18 and 1.2 million time-based units at an average grant date fair value of $40.23.

NOTE 20 - BUSINESS SEGMENT INFORMATION

PS NA and PS EMEA are primarily focused on producing fiber-based packaging. We produce linerboard, medium, whitetop, recycled linerboard and recycled medium of which a majority of our production is converted into corrugated packaging and other packaging. The revenue for our PS NA and PS EMEA segments is derived from selling these products to our customers.

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

INFORMATION BY BUSINESS SEGMENT

The following tables illustrate reportable segment revenue, significant segment expenses, and measures of a segment’s profit or loss for the three months and nine months ended September 30, 2026 and 2025. Certain prior year amounts have been expanded to align with current year presentation. The table also reconciles these amounts to Earnings (loss) before income taxes and equity earnings (loss).

	Three Months Ended September 30, 2026
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,867	$2,280	$6,147
Intersegment sales	13	—	13
	3,880	2,280	6,160
Other external sales			50
Elimination of intersegment sales			(13)
Total Net Sales			6,197

Less:
Cost of products sold	2,526	1,666
Selling and administrative expenses	335	154
Depreciation and amortization	242	283
Distribution expenses	319	241
Other segment items (a)	31	9
Business Segment Operating Profit (Loss)	427	(73)	354

Interest Expense, net			96
Adjustment for less than wholly owned subsidiaries (b)			—
Corporate expenses, net			37
Net special items (i)			1,430
Non-operating pension (income) expense			(15)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(1,194)
(i)Includes an impairment charge of $1.4 billion for the non-cash impairment of goodwill in our PS EMEA business, a charge of $65 million for costs associated with the strategic separation of our PS EMEA packaging business, a gain of $30 million for the sale of assets at our permanently closed Compton, California box plant, a charge of $2 million for transaction costs for the NORPAC acquisition, a charge of $9 million for restructuring charges related to resource and asset realignment and a charge of $7 million for other items.

	Nine Months Ended September 30, 2026
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$11,134	$6,889	$18,023
Intersegment sales	60	1	61
	11,194	6,890	18,084
Other external sales			149
Elimination of intersegment sales			(61)
Total Net Sales			18,172

Less:
Cost of products sold	7,641	5,065
Selling and administrative expenses	1,002	482
Depreciation and amortization	698	804
Distribution expenses	880	715
Other segment items (a)	94	28
Business Segment Operating Profit (Loss)	879	(204)	675

Interest Expense, net			259
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			72
Net special items (i)			1,521
Non-operating pension (income) expense			(49)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(1,127)

(i)Includes an impairment charge of $1.4 billion for the non-cash impairment of goodwill in our PS EMEA business, a charge of $119 million for costs associated with the strategic separation of our PS EMEA packaging business, a benefit of $6 million related to the closure of our Riceboro, Georgia containerboard mill, a gain of $11 million related to the completed sale of our box plant in Chile, a gain of $30 million for the sale of assets at our permanently closed Compton, California box plant, a charge of $7 million for transaction costs for the NORPAC acquisition, a charge of $47 million for restructuring charges related to resource and asset realignment, and a charge of $18 million for other items.

	Three Months Ended September 30, 2025
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$3,859	$2,310	$6,169
Intersegment sales	39	—	39
	3,898	2,310	6,208
Other external sales			53
Elimination of intersegment sales			(39)
Total Net Sales			6,222

Less:
Cost of products sold	2,582	1,721
Selling and administrative expenses	335	134
Depreciation and amortization	831	267
Distribution expenses	287	235
Other segment items (a)	29	11
Business Segment Operating Profit (Loss)	(166)	(58)	(224)

Interest Expense, net			85
Adjustment for less than wholly owned subsidiaries (b)			(1)
Corporate expenses, net			17
Net special items (i)			354
Non-operating pension (income) expense			(4)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(675)

(i)Includes a charge of $38 million for transaction and other costs related to the DS Smith acquisition, a charge of $135 million for costs related to the closure of our Savannah containerboard mill, a charge of $95 million related to the closure of our Riceboro containerboard mill, a charge of $31 million for the impairment of assets and a net charge of $55 million for other items.

	Nine Months Ended September 30, 2025
In millions	PS NA	PS EMEA	Total
Net sales from external customers	$11,330	$6,151	$17,481
Intersegment sales	130	—	130
	11,460	6,151	17,611
Other external sales			147
Elimination of intersegment sales			(130)
Total Net Sales			17,628

Less:
Cost of products sold	7,846	4,567
Selling and administrative expenses	957	381
Depreciation and amortization	1,480	569
Distribution expenses	834	621
Other segment items (a)	90	26
Business Segment Operating Profit (Loss)	253	(13)	240

Interest Expense, net			277
Adjustment for less than wholly owned subsidiaries (b)			(2)
Corporate expenses, net			74
Net special items (i)			611
Non-operating pension (income) expense			(6)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)			$(714)

(i)     Includes a charge of $314 million for transaction and other costs related to the DS Smith acquisition, a charge of $85 million for severance and other costs related to the closure of our Red River containerboard mill in Campti, Louisiana, a net gain of $51 million related to the sale of EMEA plants, a net gain of $67 million related to the sale of fixed assets primarily associated with our permanently closed Orange, Texas containerboard mill, a charge of $135 million for costs related to the closure of our Savannah containerboard mill, a charge of $95 million for costs related to the closure of our Riceboro containerboard mill, a charge of $31 million for the impairment of assets and a net charge of $69 million for other items.

Assets

In millions	September 30, 2026	December 31, 2025
PS NA	$17,776	$16,498
PS EMEA	13,866	15,439
Corporate and other (c)	3,995	6,027
Assets	$35,637	$37,964

Capital Expenditures

In millions	September 30, 2026	September 30, 2025
PS NA	$1,211	$720
PS EMEA	390	362
Subtotal	1,601	1,082
Corporate and other (d)	55	125
Capital Expenditures	$1,656	$1,207

(a)Other segment items include Taxes other than payroll.
(b)Operating profits for industry segments include each segment’s percentage share of the profits of subsidiaries included in that segment that are less than wholly-owned. The pre-tax earnings for these subsidiaries are added here to present consolidated earnings from continuing operations before income taxes and equity earnings.
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

EXECUTIVE SUMMARY

Third Quarter 2026 Financial Summary
•Net sales of $6.2 billion
•Loss from continuing operations of $1.1 billion includes a $1.4 billion non-cash goodwill impairment charge for our PS EMEA business segment
•Adjusted EBITDA (non-GAAP) from continuing operations of $843 million (1)
•PS NA business segment operating profit of $427 million
•Cash provided by operating activities of $1.5 billion for the nine months ended September 30, 2026
•Free cash flow (non-GAAP) of $(180) million for the nine months ended September 30, 2026 (1)

(1) See "Non-GAAP Financial Measures" for definitions of our non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures.

Overview

For the third quarter, the Company reported a loss from continuing operations of $1.1 billion, primarily reflecting a $1.4 billion non-cash goodwill impairment charge relating to the PS EMEA business segment. The Company’s third-quarter Business segments' operating profit and Adjusted EBITDA from continuing operations (non-GAAP) increased sequentially as we continued to execute against our strategic priorities in a challenging operating environment. These priorities are anchored by our three core pillars: maintaining an advantaged cost position, delivering a superior customer experience, and achieving a high relative supply position in the markets we serve.

During the third quarter, operating performance improved across our PS NA and PS EMEA packaging businesses, reflecting the realization of previously announced pricing actions, cost reduction initiatives and operational improvements, which helped mitigate elevated input costs and persistent challenging market conditions. We also made steady progress advancing the planned separation of our EMEA packaging business into an independent company.

PS NA business segment operating profit increased sequentially in the third quarter, as price realization and improved operating performance more than offset softer demand and higher input costs. Net sales were higher due to continued realization of previously announced pricing actions, partially offset by lower sales volumes. The Company’s box shipments decreased approximately 2% on a daily basis compared with the prior-year period, primarily reflecting transitory disruption in the West Coast fresh fruit and vegetable markets, weaker protein markets, seasonally lower daily demand, and lower export sales. Operating costs were sequentially lower, reflecting increased production following the Riverdale paper machine conversion, a full quarter of earnings from our recently acquired North Pacific Paper Company (“NORPAC”) mill, additional 80/20 cost-out savings and improved mill operating performance. Planned maintenance outage spending was significantly lower than in the second quarter, reflecting a lighter outage schedule. These benefits were partially offset by higher energy, recovered fiber and diesel costs, as well as the temporary suspension of operations at the Pine Hill, Alabama mill due to weather-related roof damage. Roof repairs were completed and operations resumed earlier than anticipated, helping mitigate disruption across the mill system and the impact on customer shipments.

PS EMEA business segment operating (loss) improved sequentially, reflecting price realization and lower operating costs despite continued challenging market conditions and higher input costs. Net sales were relatively flat as higher sales prices for paper were offset by lower sales volumes in a persistently soft market. Operating costs were lower, driven by ongoing strategic cost reduction actions, disciplined management of controllable costs and lower variable costs associated with reduced volumes. These benefits were partially offset by higher input costs, primarily energy.

Looking ahead, we expect PS NA business segment operating profit to be sequentially higher in the fourth quarter. Net sales are expected to increase, driven by continued realization of previously announced pricing actions, seasonally higher sales volumes, and additional new customer business. Operating costs are expected to be higher, reflecting higher recovered fiber and diesel fuel costs, seasonally higher labor and benefit costs and increased planned maintenance outage spending. These increases are expected to be partially offset by benefits from the continued ramp-up of production at Riverdale, further integration of NORPAC and the absence of the Pine Hill mill downtime experienced in the third quarter.

Effective this quarter, as a result of the planned separation of PS EMEA and related UK regulatory requirements, the Company is no longer including our existing PS EMEA financial guidance in our guidance framework and does not anticipate providing such guidance in the future.
PS EMEA Separation
The Company intends to create two independent companies through the separation of its Packaging Solutions North America ("PS NA") and Packaging Solutions Europe, Middle East and Africa ("PS EMEA") businesses. Upon completion of the separation, the PS NA business will be comprised of the Company's current business in North America, including both legacy IP and DS Smith assets, and the PS EMEA business will be comprised of both legacy DS Smith and IP assets in EMEA. The separation may be effected through a taxable spin-off or another strategic alternative, and remains subject to the Company's ongoing evaluation of alternatives, Board approval, and the satisfaction of customary conditions. Accordingly, there can be no assurance regarding the structure, timing, or completion of any potential transaction.

Management believes that separating the businesses will enable greater strategic focus, allow each business to tailor its operating and capital allocation priorities to the distinct characteristics of its markets, and enhance each business’s ability to pursue opportunities for long-term value creation.

Macroeconomic and Market Conditions

The Company continues to operate in a challenging macroeconomic environment characterized by subdued demand in certain packaging end markets and elevated input costs, particularly for energy, recovered fiber and diesel fuel. Demand in North America and EMEA remained soft during the third quarter amid cautious consumer sentiment and continued economic and geopolitical uncertainty. During the third quarter, the Company’s global input costs increased by approximately $94 million sequentially, including approximately $55 million in North America and $39 million in EMEA. The Company addresses these pressures through mitigation strategies such as pricing actions, cost reduction initiatives, adapting mill operations, supply chain decisions, and disciplined management of controllable costs. These actions have partially mitigated the impact of these pressures on the Company’s business and results of operations. Continued volatility resulting from geopolitical developments, changes in trade policies and tariffs, and higher labor, transportation, energy, and raw material costs could adversely affect our business and results of operations.

NON-GAAP FINANCIAL MEASURES

The non-GAAP financial measures presented in this Form 10-Q as referenced below have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of our results calculated in accordance with GAAP. In addition, because not all companies utilize identical calculations, the Company's presentation of non-GAAP financial measures in this Form 10-Q may not be comparable to similarly titled measures disclosed by other companies, including companies in the same industry. Investors are cautioned not to place undue reliance on any non-GAAP financial measures presented in this Form 10-Q.

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

Below are reconciliations of the non‑GAAP financial measures noted above to their most directly comparable GAAP measures:

Non-operating pension expense (income) represents amortization of prior service cost, amortization of actuarial gains/losses, expected return on assets and interest cost. The Company excludes these amounts from our adjusted operating earnings (loss) (non-GAAP) as the Company does not believe these items reflect ongoing operations. These particular pension cost elements are not directly attributable to current employee service. The Company includes service cost in our non-GAAP measure as it is directly attributable to employee service, and the corresponding employees’ other compensation elements, in connection with ongoing operations.

See Effects of Special Items Expense (Income) for additional detail regarding the net special items expense (income) referenced in the tables below.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) (non-GAAP)

	Three Months Ended September 30		Three Months Ended June 30
In millions	2026	2025	2026
Earnings (loss) from continuing operations	$(1,097)	$(426)	$(12)
Add back - Non-operating pension expense (income)	(15)	(4)	(16)
Add back - Net special items expense (income)	1,430	354	54
Income taxes - Non-operating pension and special items (a)	(121)	(148)	(8)
Adjusted operating earnings (loss) (non-GAAP)	$197	$(224)	$18
(a) For the three months ended September 30, 2026, this amount includes a tax benefit of $78 million related to the settlement of tax audits and a tax benefit of $38 million for a capital loss valuation adjustment related to the sale of our Global Cellulose Fibers business. This amount also includes tax expense of $4 million on the non-operating pension income and a tax benefit of $9 million associated with special items. The three months ended September 30, 2025 includes a tax benefit of $62 million related to capital losses associated with the sale of our Global Cellulose Fibers business. This amount also includes tax expense of $1 million on the non-operating pension income and a tax benefit of $87 million associated with special items. The three months ended June 30, 2026 includes tax expense of $4 million on the non-operating pension income and tax benefit of $12 million associated with special items.

Reconciliation of Earnings (loss) from continuing operations to Adjusted operating earnings (loss) on a per share basis (non-GAAP)

	Three Months Ended September 30		Three Months Ended June 30
	2026	2025	2026
Diluted earnings (loss) per share from continuing operations	$(2.07)	$(0.81)	$(0.02)
Add back - Non-operating pension expense (income) per share	(0.03)	(0.01)	(0.03)
Add back - Net special items expense (income) per share	2.70	0.67	0.10
Income taxes per share - Non-operating pension and special items	(0.23)	(0.28)	(0.01)
Adjusted operating earnings (loss) per share (non-GAAP)	$0.37	$(0.43)	$0.04

Reconciliation of Earnings (loss) from continuing operations to Adjusted EBITDA from continuing operations (non-GAAP)

	Three Months Ended September 30		Three Months Ended June 30
In millions	2026	2025	2026
Earnings (Loss) from Continuing Operations	$(1,097)	$(426)	(12)
Add back: Income tax provision (benefit)	(97)	(250)	(15)
Less: Equity earnings (loss), net of taxes	—	(1)	(1)
Earnings (Loss) from Continuing Operations Before Income Taxes and Equity Earnings (Loss)	(1,194)	(675)	(26)
Interest expense, net	96	85	87
Special items	1,430	354	54
Non-operating pension expense (income)	(15)	(4)	(16)
Depreciation and amortization	526	1,099	488
Adjusted EBITDA from continuing operations (non-GAAP)	$843	$859	$587

Reconciliation of Cash provided by operations to Free cash flow (non-GAAP)

	Nine Months Ended September 30
In millions	2026	2025
Cash provided by operations	$1,476	$793
Adjustments:
Capital expenditures	(1,656)	(1,207)
Free cash flow (non-GAAP)	$(180)	$(414)

Reconciliation of Income tax provision (benefit) to Operational tax provision (benefit) (non-GAAP) and the reported effective income tax rate to the operational effective tax rate (non-GAAP)

	Three Months Ended						Nine Months Ended
	September 30				June 30		September 30
In millions (except rates)	2026		2025		2026		2026		2025
	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate	Provision (Benefit)	Rate
Income tax provision (benefit) and reported effective income tax rate	$(97)	8%	$(250)	37%	$(15)	58%	$(95)	8%	$(242)	34%
Income tax effect - non-operating pension (income) expense and special items	(121)		(148)		(8)		(132)		(187)
Operational tax provision (benefit) and operational effective tax rate (non-GAAP)	$24	11%	$(102)	31%	$(7)	(58)%	$37	11%	$(55)	50%

Effects of Net Special Items Expense (Income)
Details of net special items expense (income) included in continuing operations for the three months ended are as follows:

	Three Months Ended
	September 30						June 30
	2026			2025			2026
In millions	Before Tax	After Tax		Before Tax	After Tax		Before Tax	After Tax
PS EMEA goodwill impairment	$1,377	$1,377	(a)	$—	$—		$—	$—
PS EMEA separation costs	65	52	(b)	—	—		43	32	(b)
Severance and other costs	9	8	(c)	342	257	(c)	9	7	(c)
NORPAC acquisition transaction costs	2	2	(b)	—	—		5	4	(b)
DS Smith combination costs (benefits)	—	—		(26)	(18)	(b)	—	—
Net (gains) losses on sales and impairments of assets	(23)	(18)	(d)	15	11	(d)	—	—
Net (gains) losses on sales and impairments of businesses	—	—		16	12	(f)	(11)	(8)	(f)
Environmental remediation adjustments	—	—		7	5	(g)	—	—
Other	—	—		—	—		8	7
Total	1,430	1,421		354	267		54	42
Tax expense (benefit)
Tax benefit related to settlement of tax audits	—	(78)	(e)	—	—		—	—
Tax benefit related to capital losses	—	(38)	(e)	—	(62)	(e)	—	—
Tax Total	—	(116)		—	(62)		—	—
Total Net Special Items	$1,430	$1,305		$354	$205		$54	$42

(a)	Non-cash goodwill impairment related to the Company's PS EMEA business segment.
(b)	Transaction, integration, separation and other costs/benefits that the Company believes are not reflective of the Company's underlying operations.
(c)	Severance and other costs associated with the Company's 80/20 strategic approach which includes the realignment of resources and mill strategic actions.
(d)	Includes the sale of assets of the previously closed box plant in Compton, California and charges associated with the Company's subsequently sold aircraft assets.
(e)	Includes a tax benefit related to capital losses associated with the sale of our Global Cellulose Fibers business and a tax benefit associated with the settlement of tax audits.
(f)	Includes charges related to the sale of our kraft paper bag business and the sale of the Company's box plant in Chile.
(g)	Environmental remediation adjustments associated with remediation work at a waste pit site at a mill acquired but never operated by the Company, and last utilized by the predecessor owner of the mill.
RESULTS OF OPERATIONS
The following summarizes our results of operations for third quarter of 2026 compared with the third quarter of 2025 and the second quarter of 2026:

	Three Months Ended September 30		Three Months Ended June 30	Change Compared to September 30, 2025	Change Compared to June 30, 2026
In millions	2026	2025	2026	$	$
Net sales	$6,197	$6,222	$6,004	$(25)	$193
Cost of products sold	4,263	4,287	4,344	(24)	(81)
Selling and administrative expenses	558	493	564	65	(6)
Depreciation and amortization	526	1,099	488	(573)	38
Distribution expenses	559	524	523	35	36
Taxes other than payroll and income taxes	41	40	42	1	(1)
Restructuring charges, net (a)	9	342	9
Impairment of goodwill (a)	1,377	—	—
Net (gains) losses on sales and impairments of businesses (a)	—	16	(11)
Net (gains) losses on sales and impairments of assets (a)	(23)	15	—
Interest expense, net	96	85	87	11	9
Non-operating pension expense (income)	(15)	(4)	(16)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	(1,194)	(675)	(26)
Income tax provision (benefit)	(97)	(250)	(15)
Equity earnings (loss), net of taxes	—	(1)	(1)
Earnings (loss) from continuing operations	(1,097)	(426)	(12)
Discontinued operations, net of tax	(29)	(676)	—
Net earnings (loss)	$(1,126)	$(1,102)	$(12)
Diluted earnings (loss) per share	$(2.13)	$(2.09)	$(0.02)
(a) Refer to special items discussion on page 34
Refer to the Effects of Net Special Items Expense (Income) section on page 34 for details of net special items expense (income) discussed below.

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
Net sales
The decrease compared to the third quarter of 2025 was primarily driven by lower sales volumes. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold decreased by $24 million compared to the third quarter of 2025. Third quarter 2026 cost of products sold was impacted by lower manufacturing and other costs of $98 million, partially offset by higher raw materials and operating materials of $39 million compared to the third quarter of 2025. Net special items of $34 million for the third quarter of 2025 were included in cost of products sold.

Selling and administrative expenses

Selling and administrative expenses increased by $65 million compared to the third quarter of 2025. Third quarter 2026 selling and administrative expenses were impacted by increases in professional service fees, offset by decreases in employee compensation and benefit costs compared to the third quarter of 2025. Net special items charges of $67 million and $15 million in the third quarter of 2026 and 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization decreased by $573 million compared to the third quarter of 2025. Depreciation expense includes accelerated depreciation of $33 million and $675 million in the third quarter of 2026 and 2025, respectively.

Distribution expenses

Distribution expenses increased by $35 million compared to the third quarter of 2025. Distribution expense was impacted by higher freight expense, partially offset by lower warehousing and distribution expense in the third quarter of 2026 compared to the third quarter of 2025.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes remained relatively flat in the third quarter of 2026 compared to the third quarter of 2025.

Interest expense, net
Interest expense, net increased by $11 million compared to the third quarter of 2025, primarily due to higher interest costs associated with debt borrowings.
Income tax provision (benefit)

A net income tax benefit from continuing operations of $97 million was recorded in the third quarter of 2026 and the reported effective income tax rate was 8%. Excluding a $125 million net tax benefit for other special items and $4 million tax expense related to non-operating pension income, the operational tax provision (non-GAAP) for the third quarter of 2026 was $24 million, or 11% of pre-tax earnings before equity earnings.

A net income tax benefit from continuing operations of $250 million was recorded for the third quarter of 2025 and the reported effective income tax rate was 37%. Excluding a $149 million net tax benefit for other special items and $1 million tax expense to non-operating pension income, the operational tax benefit (non-GAAP) for the third quarter of 2025 was $102 million, or 31% of pre-tax earnings before equity earnings.

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

Discontinued operations for the third quarter of 2025 includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $39 million and $1.0 billion for the third quarter of 2026 and 2025, respectively.

Three Months Ended September 30, 2026 Compared to the Three Months Ended June 30, 2026
Net sales

The increase in the third quarter of 2026 compared to the second quarter of 2026 was primarily driven by higher sales prices, partially offset by lower sales volumes. Additional details on net sales are provided in the Business Segment Operating Results section below.

Cost of products sold

Cost of products sold decreased by $81 million compared to the second quarter of 2026. The decrease compared to the second quarter of 2026 was driven by lower maintenance and other costs of $177 million, as well as decreases in raw materials and operating materials of $11 million, partially offset by increases in fuel and utility expense of $108 million.

Selling and administrative expenses

Selling and administrative expenses decreased by $6 million compared to the second quarter of 2026. Compared to the second quarter of 2026, there were decreases in employee compensation and benefit costs and other expenses. Net special items charges of $67 million and $56 million in the third quarter of 2026 and second quarter of 2026, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization increased by $38 million compared to the second quarter of 2026. Depreciation expense includes accelerated depreciation of $33 million in the third quarter of 2026 compared to $23 million in the second quarter of 2026 associated with our site closures. Third quarter 2026 depreciation expense includes two additional months of depreciation expense compared to the second quarter of 2026 for the NORPAC mill and additional box system investments.

Distribution expenses

Distribution expenses increased by $36 million compared to the second quarter of 2026. The increase compared to the second quarter of 2026 was primarily driven by higher freight expense.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes were relatively flat in the third quarter of 2026 compared to the second quarter of 2026.

Interest expense, net
Interest expense, net increased by $9 million compared to the second quarter of 2026, primarily reflecting lower interest income earned on average cash balances and higher interest expense associated with short-term borrowings.

Income tax provision (benefit)

A net income tax benefit from continuing operations of $15 million was recorded for the second quarter of 2026 and the reported effective income tax rate was 58%. Excluding a $12 million net tax benefit for other special items and $4 million tax expense related to non-operating pension income, the operational tax benefit (non-GAAP) for the second quarter of 2026 was $7 million, or (58)% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
The following summarizes our results of operations for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025:

	Nine Months Ended September 30		Change
In millions	2026	2025	$
Net sales	$18,172	$17,628	$544
Cost of products sold	12,851	12,514	337
Selling and administrative expenses	1,632	1,505	127
Depreciation and amortization	1,503	2,050	(547)
Distribution expenses	1,595	1,457	138
Taxes other than payroll and income taxes	124	168	(44)
Restructuring charges, net	41	464	(423)
Impairment of goodwill	1,377	—	1,377
Net (gains) losses on sales and impairments of businesses	(11)	(35)	24
Net (gains) losses on sales and impairments of assets	(23)	(52)	29
Interest expense, net	259	277	(18)
Non-operating pension expense (income)	(49)	(6)
Earnings (loss) from continuing operations before income taxes and equity earnings (loss)	(1,127)	(714)
Income tax provision (benefit)	(95)	(242)
Equity earnings (loss), net of taxes	(1)	(3)
Earnings (loss) from continuing operations	(1,033)	(475)
Discontinued operations, net of tax	(45)	(657)
Net earnings (loss)	$(1,078)	$(1,132)
Diluted earnings (loss) per share	$(2.04)	$(2.27)

Net sales

Net sales increased by $544 million compared to the nine months ended September 30, 2025, primarily due to higher sales prices, partially offset by lower sales volumes. Nine months of DS Smith activity is included in 2026 ($6.2 billion) compared to eight months in 2025 ($5.7 billion).

Cost of products sold

Cost of products sold increased by $337 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($4.5 billion) compared to eight months in 2025 ($4.2 billion). For IP legacy, there were increases in raw materials and operating materials of $111 million and decreases in maintenance and manufacturing costs of $114 million. Net special items of $36 million were included in cost of products sold for the nine months ended September 30, 2025.

Selling and administrative expenses

Selling and administrative expenses increased by $127 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($370 million) compared to eight months in 2025 ($315 million). For IP legacy, compared to the nine months ended September 30, 2025, there were increases in professional service fees as well as employee benefit costs. Net special items charges of $137 million and $148 million for the nine months ended September 30, 2026 and 2025, respectively, are included in selling and administrative expenses.

Depreciation and amortization

Depreciation and amortization decreased by $547 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($795 million) compared to eight months in 2025 ($860 million). Depreciation expense includes accelerated depreciation of $72 million for the nine months ended September 30, 2026 compared to $872 million for the nine months ended September 30, 2025 associated with our site closures.

Distribution expenses

Distribution expenses increased by $138 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($673 million) compared to eight months in 2025 ($605 million). For IP legacy, the increase compared to the nine months ended September 30, 2025 was primarily driven by higher freight and warehousing expense.

Taxes other than payroll and income taxes

Taxes other than payroll and income taxes decreased by $44 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($27 million) compared to eight months in 2025 ($25 million). Net special items charges of $50 million are included in taxes other than payroll and income taxes in the nine months ended September 30, 2025 for a UK stamp tax associated with the DS Smith combination.

Restructuring charges, net

Restructuring charges, net of $41 million and $464 million were included in net special items expense (income) for the nine months ended September 30, 2026 and 2025, respectively, for severance and other costs related to our mill closures and 80/20 strategic actions.

Impairment of goodwill

Impairment of goodwill of $1.38 billion was included in net special items expense (income) for the nine months ended September 30, 2026 for the non-cash impairment of goodwill in our PS EMEA business.

Net (gains) losses on sales and impairments of businesses

Net (gains) losses on sales and impairments of businesses of $(11) million were included in net special items expense (income) for the nine months ended September 30, 2026 related to the completed sale of our box plant in Chile.

Net (gains) losses on sales and impairments of businesses were included in net special items expense (income) for the nine months ended September 30, 2025 related to a charge of $16 million for the impairment of our kraft paper bag business and a gain of $51 million related to the sale of five European box plants in Mortagne, Saint-Amand, and Cabourg (France), Ovar (Portugal) and Bilbao (Spain) to satisfy regulatory commitments in connection with the DS Smith combination.

Net (gains) losses on sales and impairments of assets

Net (gains) losses on sales and impairments of assets were included in net special items expense (income) for the nine months ended September 30, 2026 related to a gain of $30 million for the sale of assets at our permanently closed Compton, California box plant and a charge of $7 million for other items.

Net (gains) losses on sales and impairments of assets were included in net special items expense (income) for the nine months ended September 30, 2025 related to a charge of $15 million related to the impairment of subsequently sold aircraft assets, a gain of $62 million for asset sales related to our permanently closed Orange, Texas containerboard mill and a gain of $5 million related to miscellaneous land sales and other items.

Interest expense, net

Interest expense, net decreased by $18 million compared to the nine months ended September 30, 2025. Nine months of DS Smith activity is included in 2026 ($109 million) compared to eight months in 2025 ($99 million). For IP legacy, interest expense, net decreased primarily due to higher capitalized interest. Net special items interest income of $11 million is included in interest expense, net in the nine months ended September 30, 2026.

Income tax provision (benefit)

A net income tax benefit from continuing operations of $95 million was recorded for the nine months ended September 30, 2026 and the reported effective income tax rate was 8%. Excluding a $144 million net tax benefit for other special items and $12 million tax expense related to non-operating pension income, the operational tax provision (non-GAAP) for the nine months ended September 30, 2026 was $37 million, or 11% of pre-tax earnings before equity earnings.

A net income tax benefit from continuing operations of $242 million was recorded for the nine months ended September 30, 2025 and the reported effective income tax rate was 34%. Excluding a $188 million net tax benefit for other special items and $1 million tax expense related to non-operating pension income, the operational tax benefit (non-GAAP) for the nine months ended September 30, 2025 was $55 million, or 50% of pre-tax earnings before equity earnings.

Refer to "Non-GAAP Financial Measures" for a reconciliation of the net income tax provision (benefit) (GAAP) to the operational income tax provision (benefit) (non-GAAP) and the reported effective income tax rate (GAAP) to the operational effective income tax rate (non-GAAP).

Discontinued Operations, Net of Tax
Discontinued operations for the nine months ended September 30, 2026 and the nine months ended September 30, 2025 includes the operating earnings of the GCF business. Discontinued operations also includes net special items expense of $42 million and non-operating pension expense of $19 million for the nine months ended September 30, 2026 compared to net special items expense of $1.0 billion for the nine months ended September 30, 2025.

BUSINESS SEGMENT OPERATING RESULTS

The Company operates in two segments: PS NA and PS EMEA.

The following tables present net sales and business segment operating profit (loss), which is the Company's measure of segment profitability and is defined as earnings (loss) before income taxes and equity earnings (losses), including the impact of less than wholly owned subsidiaries and excluding interest expense, net, corporate expenses, net, net special items and non-operating pension expense. Business segment operating profit (loss) is a measure reported to our management for purposes of making decisions about allocating resources to and assessing the performance of our business segments and is presented in our financial statement footnotes in accordance with ASC 280 - "Segment Reporting." For additional information regarding business segment operating profit (loss), including a description of the manner in which business segment operating profit (loss) is calculated, see Note 20 - Business Segment Information to the Condensed Notes to the Consolidated Financial Statements.

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

PS NA

	2026			2025
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Net Sales	$3,880	$3,688	$11,194	$3,898	$3,860	$11,460
Business Segment Operating Profit (Loss)	$427	$204	$879	$(166)	$277	$253

PS NA sales were higher compared to the second quarter of 2026 reflecting higher sales prices. Sales volumes were lower, as the benefit of one additional shipping day was offset by typical seasonally lower volumes and softer demand, including West Coast agriculture. Cost of products sold decreased by $82 million and was impacted by lower sales volumes and lower planned maintenance outage expenses partially offset by higher input costs. Input costs were impacted by higher recovered fiber, energy and fuel costs. Operating costs were lower driven by the non-repeat of the Riverdale paper machine conversion costs, partially offset by Pine Hill roof repair costs and lower Ixtac insurance recoveries. Depreciation and amortization expense increased $16 million due to two additional months of depreciation expense in the third quarter compared to the second quarter for the NORPAC mill and additional box system investments. Selling and administrative expenses were flat. Distribution expenses increased by $34 million due to higher freight costs. Results also reflected a full quarter of earnings in the third quarter of 2026 from the NORPAC mill acquisition of $3 million compared to a loss of $5 million for one month in the second quarter of 2026.

Compared with the third quarter of 2025, PS NA sales in the third quarter of 2026 were lower driven by lower sales volumes reflecting the impact of our mill strategic actions and softer demand partially offset by higher sales prices for boxes. Cost of products sold decreased by $56 million driven by lower sales volumes partially offset by higher input costs for recovered fiber and diesel costs. Manufacturing costs were impacted by higher costs for goods and services and Pinehill roof repair costs, partially offset by an Ixtac insurance recovery. Depreciation and amortization expense decreased $589 million due to lower accelerated depreciation associated with our mill cost out actions. Distribution expenses increased $32 million driven by higher freight costs. Selling and administrative expenses were flat. Earnings in the third quarter of 2026 benefited from the Riverdale paper machine conversion and the acquisitions of the NORPAC mill and the Dover converting facility.

Entering the fourth quarter of 2026, sales volumes are expected to be higher compared to the third quarter of 2026 driven by seasonality partially offset by the impact of two less shipping days in the fourth quarter of 2026. Sales prices are expected to be higher due to previously published price movements. Operating costs are expected to be lower. Input costs are expected to be higher.

PS EMEA

	2026			2025
In millions	3rd Quarter	2nd Quarter	Nine Months	3rd Quarter	2nd Quarter	Nine Months
Net Sales	$2,280	$2,287	$6,890	$2,310	$2,291	$6,151
Business Segment Operating Profit (Loss)	$(73)	$(80)	$(204)	$(58)	$(1)	$(13)

PS EMEA sales decreased in the third quarter of 2026 compared with the second quarter of 2026 as higher sales prices for paper were more than offset by lower sales volumes in a continued soft market. Cost of products sold decreased $21 million driven by lower sales volumes and continued cost-out actions partially offset by higher input costs for energy and fiber. Packaging margins were impacted by higher paper prices not yet realized in box pricing. Planned maintenance outage costs were higher. Depreciation and amortization expense increased $21 million in the third quarter of 2026 due to accelerated depreciation associated with cost-out actions. Selling and administrative expenses decreased $17 million driven by lower overhead and incentive compensation expense. Distribution expenses were slightly higher.

Compared with the third quarter of 2025, PS EMEA sales in the third quarter of 2026 were lower driven by lower sales volumes for both paper and boxes reflecting the soft market driven by geopolitical uncertainty and consumer sentiment. Sales prices for paper were higher while packaging margins were impacted by higher paper prices not yet realized in box pricing. Cost of products sold decreased $55 million, reflecting lower sales volumes partially offset by higher input costs for energy. Depreciation and amortization expense increased $16 million due to changes in the assets values and estimated lives resulting from the acquisition accounting of DS Smith in the second half of 2025. Selling and administrative expenses were $20 million higher compared to the third quarter of 2025 driven by higher overhead costs. Distribution expenses were higher.

In light of regulatory requirements and the planned separation, management has elected to not provide fourth quarter financial expectations for the PS EMEA segment. Following completion of the separation, the segment's results will no longer be reflected in the Company's continuing operations, and as such, management believes that providing forward-looking guidance would not be useful to investors.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by (used for) operations, including discontinued operations, totaled $1.5 billion and $793 million for the first nine months of 2026 and 2025, respectively. Cash provided by (used for) working capital components (accounts receivable, contract assets and inventory less accounts payable and accrued liabilities, interest payable and other) totaled $(197) million for the nine months ended September 30, 2026 compared with cash provided by (used for) working capital components of $(867) million for the nine months ended September 30, 2025. The change in cash provided by operations in the first nine months of 2026 compared to the comparable 2025 nine-month period was primarily due to certain significant payments related to the DS Smith acquisition transaction costs, incentive compensation and benefit payments and severance payments made in the first nine months of 2025 which, in total, impacted operating cash flow by $670 million.

Cash provided by (used for) investment activities, including discontinued operations, totaled $(907) million in the first nine months of 2026 compared with $(478) million in the first nine months of 2025. The increase was primarily due to higher capital expenditures of $449 million, increased cash paid for acquisitions, net of cash acquired of $871 million and lower proceeds from the sale of fixed assets of $5 million. These were partially offset by an increase of cash proceeds from divestitures, net of cash divested of $907 million and higher insurance recoveries of $32 million.

Capital expenditures totaled $1.7 billion in the first nine months of 2026, compared to $1.2 billion in the first nine months of 2025. Full-year 2026 capital expenditures are currently expected to be approximately $2.0 billion to $2.1 billion, or 99% to 104% of depreciation and amortization. These capital expenditures reflect significant reinvestment into the business intended to position the Company as a leading provider of sustainable packaging solutions while supporting long-term value creation.

Financing activities for the first nine months of 2026 included a $40 million net decrease in debt versus a $229 million net increase in debt during the comparable 2025 nine-month period.

See Note 16 - Debt to the Condensed Notes to the Consolidated Financial Statements for a discussion of various debt-related actions taken by the Company during the nine months ended September 30, 2026.

Maintaining an investment-grade credit rating is an important element of International Paper’s financing strategy. At September 30, 2026, the Company held long-term credit ratings of BBB (stable outlook) and Baa2 (negative outlook) by S&P and Moody’s, respectively. In addition, the Company held short-term credit ratings of A2 and P2 by S&P and Moody's, respectively, for borrowings under the Company's commercial paper program.

During the first nine months of 2026, International Paper used 2.2 million shares of treasury stock for various incentive plans. International Paper also acquired 0.7 million shares of treasury stock, related to restricted stock tax withholdings during the first nine months of 2026. Payments of restricted stock withholding taxes totaled $31 million during this period. Our current share repurchase program approved by our Board of Directors (the "Board") on October 11, 2022, does not have an expiration date and has approximately $2.96 billion aggregate amount of shares of common stock remaining authorized for purchase as of September 30, 2026. During the nine months ended September 30, 2026, no shares of common stock were repurchased under our share repurchase program.

During the first nine months of 2025, International Paper used approximately 3.6 million shares of treasury stock for various incentive plans. International Paper also acquired 1.1 million shares of treasury stock, related to restricted stock tax withholding during the first nine months of 2025. Payments of restricted stock withholding taxes totaled $64 million. During the nine months ended September 30, 2025, no shares of common stock were repurchased under our share repurchase program.

Cash dividend payments related to common stock totaled $735 million and $733 million for the first nine months of 2026 and 2025, respectively. Dividends were $1.3875 per share for the first nine months of 2026 and 2025.

Our U.S. and U.K. qualified pension plans are currently fully funded.

International Paper expects to meet projected capital expenditures, service existing debt, meet working capital and dividend payments and make common stock and/or debt repurchases for the next 12 months and for the foreseeable future thereafter with current cash balances and cash from operations, supplemented as required by its existing credit facilities and, as appropriate, additional financing arrangements that the Company may evaluate and implement from time to time to enhance financial flexibility and liquidity. The Company will continue to rely on bank and debt capital markets for the majority of any necessary long-term funding not provided by operating cash flows. Funding decisions will continue to be guided by our capital structure planning objectives. The primary goals of the Company’s capital structure planning are to maximize financial flexibility and maintain appropriate levels of liquidity to meet our needs while managing balance sheet debt and interest expense. The Company may repurchase, our common stock under our existing share repurchase program and/or debt securities, including through open market transactions, to the extent consistent with its capital structure planning, subject to prevailing market conditions, liquidity requirements, applicable securities laws requirements, and other factors. The Company has not repurchased shares under its share purchase program in recent years. The majority of International Paper’s debt is accessed through global public capital markets where we have a wide base of investors.
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

At September 30, 2026, International Paper’s U.S. dollar denominated credit facilities totaled $1.9 billion, comprised of a $1.4 billion contractually committed bank credit agreement and up to $500 million available under its receivables securitization program. Management believes these credit agreements provide sufficient liquidity to manage operating cash flow variability during the current economic cycle. The credit agreements generally provide for interest rates at a floating rate index plus a pre-determined margin tied to International Paper’s credit rating. As of September 30, 2026, the Company had $170 million outstanding under the receivables securitization program.

The Company’s credit agreements contain no restrictive covenants other than the financial covenants as described in Note 16 Debt of Condensed Notes to the Consolidated Financial Statements, and the borrowings under the receivables securitization program being limited by eligible receivables. The Company was in compliance with all its debt covenants at September 30, 2026 and within the thresholds stipulated. The financial covenants do not restrict any borrowings under the credit agreements.

Commercial Paper
In addition to the $1.9 billion capacity under the Company's credit agreements, International Paper has a commercial paper program with a borrowing capacity of $1.0 billion supported by its $1.4 billion credit agreement. Under the terms of the Company's commercial paper program, individual maturities on borrowings may vary, but not exceed one year from the date of issue. Interest bearing notes may be issued either as fixed or floating rate notes. The Company had $450 million outstanding, as of September 30, 2026, under this program.

Euro Medium Term Notes
In 2025, International Paper assumed foreign denominated debt of DS Smith in various currencies. Our subsidiary DS Smith initiated consent solicitations with the holders of several series of its outstanding euro- and sterling denominated notes to approve certain amendments to the notes’ terms and related trust deeds (the “Euro Medium Term Notes”). The amendments were designed to align DS Smith’s reporting and covenant framework with that of International Paper, and to provide greater flexibility for the reorganization of DS Smith’s subsidiaries. As part of the solicitation process, International Paper agreed to provide guarantees of DS Smith’s obligations under each series of the Euro Medium Term Notes. These amendments and guarantees were implemented in March 2025 through supplemental trust deeds. During the third quarter, the Company repaid $692 million of euro denominated bonds with an interest rate of 0.875% upon maturity using short-term borrowings. Following repayment, all principal amounts of the remaining series of affected Euro Medium Term Notes remain outstanding.

As part of the Company’s readiness efforts to prepare the EMEA packaging business to operate as an independent, standalone public company, on May 13, 2026, DS Smith Limited announced consent solicitations to certain holders of its outstanding notes, other than with respect to the 2026 notes (which were repaid on maturity, as described above, and in respect of which no consent was sought), (such solicited Series, the "Solicited Notes") to approve amendments to the terms of the Solicited Notes and related governing documents. Meetings of noteholders were held on June 4, 2026, and the required quorum was reached for each series of the Solicited Notes. Noteholders approved the proposed amendments, and all entitlements to implement the proposed amendments were satisfied, other than the execution (and where applicable delivery) of the agreed form amendment documentation by DS Smith and International Paper, which will implement the amendments in respect of the relevant series of the Solicited Notes.

As a result, upon such implementation (the timing of which is at the sole discretion of International Paper and DS Smith), International Paper Company will become the issuer and primary obligor under each series of outstanding notes, totaling approximately $2.1 billion, replacing DS Smith. At the same time, International Paper's guarantee of the notes will be released, and the proposed amendments to the note terms and related documentation will become effective.

The consent solicitations were conducted only with eligible noteholders in accordance with applicable securities laws and offering restrictions. The consent solicitations are intended to enable the EMEA packaging business to issue new debt and optimize its debt mix and maturity profile.

Credit and Bank Facilities
In 2025, the Company amended and restated its £1.3 billion multi-currency credit facility agreement, its €200 million amortizing credit facility and €60 million committed bank facility. The amendments (i) replaced the Company's standalone financial reporting requirements with International Paper’s financial information; (ii) aligned the facility's financial covenant with those in International Paper’s existing credit facilities; and (iii) updated certain events of default and undertakings to reflect International Paper's financing framework and to provide additional flexibility for potential subsidiary reorganization within the International Paper group.

The £1.3 billion multi-currency credit facility allows for British pound sterling, euro and U.S. dollar-denominated borrowings at floating rates plus a pre-determined margin, with borrowings generally denominated to match the Company's cashflows. At September 30, 2026, the Company had €1.1 billion (approximately $1.2 billion) borrowings outstanding under the credit facility. The Company’s credit facility agreement is not subject to any restrictive covenants other than that International Paper must comply with the same negative covenants as per its existing credit facilities. IP was in compliance with all its debt covenants at September 30, 2026, and was well below the thresholds stipulated under the covenants as defined in the credit facility agreement. Further the financial covenants do not restrict any borrowings under the £1.3 billion credit facility agreement.

The €200 million amortizing credit facility agreement provides for interest rates at a fixed rate for each facility. At September 30, 2026, the Company had €125 million (approximately $142 million) borrowings outstanding under the credit facility agreement.

The credit facility agreements do not impose restrictive covenants other than requiring International Paper to comply with the same negative covenants applicable to its existing credit facilities. IP was in compliance with all applicable covenants as of September 30, 2026, and remained well within the thresholds. The financial covenants do not restrict the Company’s ability to borrow under the credit facility agreement.

The €60 million committed bank facility, maturing in 2026, allows for British pound sterling, euro and US dollar-denominated borrowings. At September 30, 2026, there were no borrowings outstanding under this agreement. The Company has a £50 million uncommitted bank facility. At September 30, 2026, the Company had €55 million (approximately $62 million) borrowings outstanding under this agreement.

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

The Company has included in its Annual Report a discussion of these critical accounting policies, which are important to the portrayal of the Company’s financial condition and results of operations and may require management’s judgments. The Company has not made any changes in these critical accounting policies during the first nine months of 2026.

The PS EMEA reporting unit approximated fair value after the December 31, 2025 goodwill impairment charge. Based on updated macroeconomic indicators and updated industry outlooks, we performed a quantitative goodwill impairment test as of September 30, 2026. The results of the test concluded that the carrying amount of the PS EMEA reporting unit exceeded its estimated fair value. As a result, the Company recorded a goodwill impairment charge of approximately $1.4 billion, which is reflected in Impairment of goodwill in the accompanying consolidated statements of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 that are not historical in nature may be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by the use of forward-looking or conditional words such as “expects,” “anticipates,” “believes,” “estimates,” “could,” “should,” “can,” “forecast,” “outlook,” “intend,” “look,” “may,” “will,” “remain,” “confident,” “commit,” “progress,” “positions,” “support,” and “plan” or similar expressions. These statements are not guarantees of future performance and reflect management’s current views and speak only as to the dates the statements are made and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in these statements. All statements, other than statements of historical fact, are forward-looking statements, including, but not limited to, statements regarding anticipated financial results, economic conditions, industry trends, future prospects, and the anticipated benefits, execution and consummation of strategic corporate transactions. Factors which could cause actual results to differ include but are not limited to: (i) our ability to consummate and achieve the benefits expected from, and other risks, costs and expenses associated with, our plans to separate our North America and Europe, Middle East and Africa (“EMEA”) operations into two independent companies and other corporate transactions on a timely basis or at all, including the risk that an impairment charge may be recorded for goodwill or other intangible assets, which may lead to decreased assets and reduced net earnings; (ii) the possibility that, following evaluation of strategic alternatives, the separation of our EMEA operations may be effected in a different form than initially contemplated; (iii) our ability to successfully integrate and realize anticipated synergies, cost savings and profit opportunities from corporate transactions; (iv) risks associated with our strategic business decisions including facility closures, business exits, operational changes, corporate restructurings and portfolio rationalizations intended to support the Company’s 80/20 strategic approach for long-term growth; (v) our failure to comply with the obligations associated with being a public company listed on the New York Stock Exchange and the London Stock Exchange and the costs associated therewith; (vi) risks with respect to climate change and global, regional, and local weather conditions, as well as risks related to our targets and goals with respect to climate change and the emission of greenhouse gases and other environmental, social and governance matters, including our ability to meet such targets and goals; (vii) loss contingencies and pending, threatened or future litigation or investigations, including with respect to environmental and antitrust related matters; (viii) the level of our indebtedness, risks associated with our variable rate debt, and changes in interest rates (including the impact of current elevated interest rate levels); (ix) the impact of global and domestic economic conditions and industry conditions, including with respect to current challenging macroeconomic conditions, inflationary pressures and changes in the cost or availability of raw materials, energy price increases or shortages in energy sources and transportation sources, supply chain shortages and disruptions, competition we face, cyclicality and changes in consumer preferences, demand and pricing for our products, and conditions impacting the credit, capital and financial markets; (x) risks arising from conducting business internationally, domestic and global geopolitical conditions and tensions involving military conflict (including major global actors such as Russia, the Middle East, the further expansion of such conflicts, and the geopolitical and economic consequences associated therewith), as well as broader geopolitical tensions, changes in currency exchange rates, including in light of our assets, liabilities and earnings denominated in foreign currencies as we proceed with the planned separation of our North America and EMEA packaging business, trade policies (including but not limited to protectionist measures and the imposition of new or increased tariffs as well as the potential impact of retaliatory tariffs and other penalties including retaliatory policies against the United States) and global trade tensions, downgrades in our credit ratings, and/or the credit ratings of banks issuing certain letters of credit, issued by recognized credit rating organizations; (xi) the amount of our future pension funding obligations, and pension and healthcare costs; (xii) the costs of compliance, or the failure to comply with, existing, evolving or new environmental (including with respect to climate change and greenhouse gas emissions), tax, trade, labor and employment, privacy, anti-bribery and anti-corruption, and other U.S. and non-U.S. governmental laws, regulations and policies (including but not limited to those in the United Kingdom and European Union); (xiii) a material disruption at any of our manufacturing facilities or other adverse impact on our operations due to severe weather, natural disasters, climate change or other causes; (ivx) cybersecurity and information technology risks, including as a result of security breaches and cybersecurity incidents; (xv) our exposure to claims under our agreements with Sylvamo Corporation; (xvi) our ability to attract and retain qualified personnel and maintain good employee or labor relations; (xvii) our ability to maintain effective internal control over financial reporting; and (xviii) our ability to adequately secure and protect our intellectual property rights. These and other factors that could cause or contribute to actual results differing materially from such forward-looking statements can be found in our press releases and reports filed with the U.S. Securities and Exchange Commission. In addition, other risks and uncertainties not presently known to the Company or that we currently believe to be immaterial could affect the accuracy of any forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information relating to quantitative and qualitative disclosures about market risk is shown on page 54 of International Paper’s Annual Report, which information is incorporated herein by reference. There have been no material changes in the Company’s exposure to market risk since December 31, 2025.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported (and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure) within the time periods specified in the SEC's rules and forms. As of the end of the period covered by this Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2026. This conclusion reflects management’s determination that the previously identified and disclosed information technology general controls (“ITGC”) deficiencies within the legacy DS Smith information technology environment constitute a material weakness in the Company’s internal control over financial reporting (the “ITGC Material Weakness”).

Notwithstanding the material weakness described below, Management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As more fully discussed in Item 1A “Risk Factors” of this report, prior to the acquisition of DS Smith on January 31, 2025, a material weakness was identified related to the aggregation of deficient controls within the legacy DS Smith information technology environment. At the time of the acquisition, DS Smith was not subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act. Following the acquisition, management began integrating DS Smith into the Company's internal control framework, including assessing and remediating existing ITGC deficiencies in the Company's internal control over financial reporting.

Based on the results of management's assessment as of September 30, 2026, including the results of design and effectiveness testing, management concluded that the control deficiencies related to the legacy DS Smith ITGCs, constitute a material weakness in the Company's internal control over financial reporting.

The Company is undertaking the separation of its EMEA packaging business. As a result, the Company anticipates that the material weakness in the Company's internal control over financial reporting will be remediated following completion of the separation.
Changes in Internal Control over Financial Reporting

Other than the identification of the ITGC Material Weakness described above, there were no changes to the Company's internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Part I, Item 1A) other than as discussed below.

RISKS RELATED TO THE SEPARATION

The proposed separation of our EMEA packaging business may not be completed, on the terms or the timeline announced, if at all, and we may fail to realize some or all of the potential benefits of the proposed separation.

On January 29, 2026, we announced our intention to create two independent, publicly traded companies: International Paper will be comprised of its current business in North America including both legacy IP and DS Smith assets, and the EMEA packaging business will be comprised of both legacy DS Smith and IP assets in EMEA. The separation may be structured as a taxable spin-off of the combined EMEA Packaging business to shareholders, subject to the satisfaction of certain customary conditions, including final approval by the IP Board of Directors as well as the filing and effectiveness of a registration statement with the U.S. Securities and Exchange Commission and the publication of a prospectus approved by the U.K. Financial Conduct Authority.

Executing the proposed separation will require significant amounts of time and effort, which could divert management attention, disrupt the activities of our employees and have negative implications for our relationships with our customers and other third parties. We have incurred and expect to continue to incur additional costs and expenses in connection with the separation.

The proposed separation is complex, and completion of the proposed separation and the timing of its completion will be subject to a number of factors and conditions, including the readiness of the new company to operate as an independent public company, the successful integration of both legacy DS Smith and International Paper businesses in EMEA into one packaging business and finalization of the capital structure of the new company. The complexity and magnitude of the restructuring and regional integration efforts associated with the separation are significant and will continue to result in substantial costs. The restructuring and regional integration processes could cause an interruption of, or loss of momentum in, the other activities of the Company, and our failure to meet the challenges involved in successfully restructuring and regionally integrating legacy DS Smith and International Paper businesses in North America and EMEA, respectively, could adversely affect our ability to separate businesses and our business financial condition, results of operations, and cash flows. Further, unanticipated developments could delay, prevent or otherwise adversely affect the proposed separation, including disruptions in general or financial market conditions, material adverse changes in business or industry conditions, unanticipated costs and potential problems or delays in obtaining various regulatory and tax approvals or clearances. In addition, the Board of Directors may, consistent with its fiduciary duties and after evaluating strategic alternatives and opportunities to maximize shareholder value, determine to pursue a strategic alternative.

There can be no assurances regarding the ultimate timing or structure of the proposed separation or that we will be able to complete the proposed separation on the terms or on the timeline that was announced, if at all. In the event that a separation is not completed, we will have incurred and may continue to incur, certain significant non-recurring costs related to a separation without realizing the anticipated benefits.

If a separation is completed, we may not be able to achieve the full strategic and financial benefits that are expected to result from the separation. An inability to realize some or all of the anticipated benefits of a separation, as well as any delays encountered in the process, could have an adverse effect on our business, financial condition, results of operations and cash flows. There can be no assurance that the combined value of the common stock and ordinary shares of the two companies will be equal or exceed the value that our common stock might have been had the proposed separation not occurred.

RISKS RELATED TO LEGAL PROCEEDINGS AND COMPLIANCE COSTS

Management has identified a material weakness in its internal controls over financial reporting related to previously identified acquisition related legacy DS Smith material weaknesses.

As more fully disclosed in Item 4, “Controls and Procedures,” under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on that evaluation, management has concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness identified in legacy DS Smith’s internal control over financial reporting.

Prior to the acquisition of DS Smith on January 31, 2025, material weaknesses were identified within the legacy DS Smith internal control environment of the historic financial periods (the “Legacy DS Smith Material Weaknesses”). Among other matters, DS Smith’s Information Technology General Controls ("ITGCs") were not consistently operating effectively. As DS Smith was not previously subject to the internal control requirements of Section 404 of the Sarbanes-Oxley Act, management began integrating DS Smith into the Company's internal control framework, including assessing and remediating the legacy DS Smith ITGC control deficiencies.

Based on management's assessment as of September 30, 2026, including the design and effectiveness testing, management concluded that the legacy DS Smith ITGC control deficiencies constitute a material weakness in the Company's internal control over financial reporting.

The Company is undertaking the separation of its EMEA packaging business. As a result, the Company anticipates that the material weakness will be remediated following the separation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in billions)
July 1, 2026 - July 31, 2026	5,475	$38.09	—	$2.96
August 1, 2026 - August 31, 2026	1,264	40.24	—	2.96
September 1, 2026 - September 30, 2026	1,778	38.62	—	2.96
Total	8,517
(a) 8,517 shares were acquired from employees or members of our Board as a result of share withholdings to pay income taxes under the Company's 2024 Long-Term Incentive Compensation Plan, approved and effective as of May 13, 2024. During these periods, no shares were purchased under our share repurchase program, which does not have an expiration date. On October 11, 2022, our Board increased the authorization to repurchase shares up to a total of $3.35 billion shares. As of September 30, 2026, approximately $2.96 billion aggregate shares of our common stock remained authorized for repurchase under this Board authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a) Not applicable

(b) Not applicable.

(c) During the quarter ended September 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

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

INTERNATIONAL PAPER COMPANY (Registrant)

November 4, 2026	By	/s/ Lance T. Loeffler
Lance T. Loeffler
Senior Vice President and Chief Financial Officer

November 4, 2026	By	/s/ Holly G. Goughnour
Holly G. Goughnour
Vice President and Chief Accounting Officer